Form 10-K405
period 1994-12-31
POLARIS INDUSTRIES INC/MN
filed 1995-03-24
CIK 931015

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11411

                            POLARIS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                   41-1790959
    (State or other jurisdiction        (IRS employer
 of incorporation or organization)     identification
                                            no.)

       1225 HIGHWAY 169 NORTH               55441
          MINNEAPOLIS, MN                (Zip Code)
  (Address of principal executive
              offices)

           (612) 542-0500
  (Registrant's telephone number,
        including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                     REGISTERED
- ------------------------------------  -------------------------------
    Common Stock, $.01 par value      New York Stock Exchange
                                      Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock of the registrant as of March 13, 1994 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (16,323,050 shares) was approximately $759,021,825.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 13, 1995, 18,206,258 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1995 filed with the Securities and Exchange Commission (the "1995 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Polaris Industries Inc. (the "Company"), a Minnesota corporation, was formed in 1994 for the purpose of merging (the "Merger") a subsidiary of the Company into Polaris Industries Partners L.P., a Delaware limited partnership (the "Partnership") and merging Polaris Industries L.P., a Delaware limited partnership, into the Partnership. The Merger took place on December 22, 1994. Upon consummation of the Merger, each unit of Beneficial Assignment of Class A Limited Partnership Interests of the Partnership was exchanged for one share of common stock, $.01 par value of the Company. The Company, directly or indirectly, owns 100% of the Partnership and continues to conduct the business and operations of Polaris Industries L.P. The term "Polaris" as used herein refers to the business and operations of the Partnership and its predecessor, Polaris Industries L.P.

    Polaris designs, engineers and manufactures snowmobiles, four-and six-wheel all terrain recreational and utility vehicles ("ATVs"), and personal watercraft ("PWC") and markets them, together with related accessories, clothing and replacement parts through dealers and distributors principally located in the United States, Canada and Europe. Snowmobiles, ATVs, PWC and clothing, accessories and parts, accounted for the following approximate percentages of Polaris' sales for the periods indicated.

                                                                     CLOTHING,
YEAR ENDED                                                          ACCESSORIES
DECEMBER 31                               SNOWMOBILES   ATVS   PWC   AND PARTS
- ----------------------------------------  -----------   ----   ---  -----------
1994....................................      44%        29%   14%      13%
1993....................................      50%        26%    9%      15%
1992....................................      54%        25%    7%      14%

INDUSTRY BACKGROUND

    SNOWMOBILES.   In the early 1950s, a  predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

    Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctco and Polaris. Polaris estimates that industry sales of snowmobiles on a world wide basis were approximately 198,000 units for the season ended March 31, 1995.

    ALL TERRAIN VEHICLES. ATVs are four-wheel and six-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

    ATVs were introduced to the North American market in 1971 by Honda. By 1980, the number of ATV units sold in the North American market had increased to approximately 140,000 units. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki, entered the North American market in the late 1970s and early 1980s, and in August 1994, Arctco announced its intention to enter the ATV market commencing in 1995. In 1985, the number of three-and four-wheel ATVs sold in North America peaked at approximately 650,000 units. Polaris estimates that since declining from that level the industry has stabilized and begun growing slowly with approximately 270,000 ATVs sold worldwide during the calendar year 1994.

    PERSONAL WATERCRAFT. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two or three passengers. Polaris entered the PWC market in 1992. Polaris estimates that the worldwide market for PWC was approximately 160,000 units in 1994. Other major PWC manufacturers are Yamaha, Bombardier, Kawasaki and Arctco.

PRODUCTS

    SNOWMOBILES. Polaris produces a full line of snowmobiles, consisting of twenty-six models, ranging from utility and economy models to performance and competition models, with 1994 suggested retail prices ranging from approximately $2,550 to $8,250. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it has the largest share of the worldwide snowmobile market.

    Polaris believes that the Polaris snowmobile has a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for commercial use in snowmobiles, including independent front suspension, variable transmission, hydraulic disc brakes, liquid cooled engines and brakes and a three cylinder engine. Polaris also markets a full line of snowmobile accessories, such as luggage, tow hitches, hand warmers, specialized instrumentation, reverse gear, special traction products, cargo racks, oils, lubricants, paints and parts.

    For  the  year   ended  December   31,  1994,   snowmobiles  accounted   for
approximately 44% of Polaris' sales.

    ALL TERRAIN VEHICLES. Polaris entered the ATV market in the spring of 1985 with both a three-wheel and a four-wheel product. Polaris currently produces four-wheel and six-wheel ATV products, which provide more stability for the rider than the earlier three-wheel versions. Polaris' line of ATVs consisting of ten models, includes general purpose, sport and four-and six-wheel drive utility models, with 1994 suggested retail prices ranging from approximately $2,900 to $6,200.

    Polaris' ATV features the totally automatic Polaris variable transmission which requires no manual shifting and a MacPherson strut front suspension, which Polaris believes enhances control and stability. Polaris' ATV is also the only ATV in its class that uses a two cycle engine and chain drive, which Polaris believes improves performance and efficiency.

    Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes that this market has stabilized somewhat since 1989 and has begun to resume modest growth.

    For the year ended December 31, 1994, ATVs accounted for approximately 29% of Polaris' sales.

    PERSONAL WATERCRAFT. In 1992, Polaris introduced the SL650 personal watercraft, Polaris' first entry into this product category. In 1993, Polaris added its SL750 with more power and performance. Management believes that the SL650 and SL750 have the industry's first three-cylinder engines developed specifically for PWC. The introduction of the PWC made use of Polaris' engineering, production and distribution strengths, and also reduced Polaris' dependence on its then existing product lines for overall sales and earnings. In late 1993 Polaris introduced a new, three passenger PWC, the Polaris SLT750. The 1994 suggested retail prices for Polaris' PWC range from approximately $5,500 to $6,300.

    For the year ended December 31, 1994, PWC accounted for approximately 14% of Polaris' sales.

    CLOTHING, ACCESSORIES AND REPLACEMENT PARTS. Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs and PWC. Polaris also markets a full line of recreational clothing, which includes suits, helmets, gloves, boots, hats, sweaters and jackets for its snowmobile, ATV and PWC lines. The clothing is designed to Polaris' specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors under the Polaris brand name. Replacement parts and accessories are also marketed by Polaris.

    For the year ended December 31, 1994, clothing, accessories and parts accounted for approximately 13% of Polaris' sales.

MANUFACTURING OPERATIONS

    Polaris' products are assembled at its manufacturing facility at Roseau, Minnesota. Since snowmobiles, ATVs and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris emphasizes vertical integration in its manufacturing process, which includes machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Engines, fuel tanks, hoods and hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris' work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs and PWC. In August of 1991, Polaris acquired an additional manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In August 1994, Polaris signed a one-year lease agreement for a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris has an option to purchase the facility for $1.85 million at the end of the lease term. Polaris currently uses the facility to assemble its PWC product line, and potentially certain snowmobile and ATV models in the future.

    Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. ("Fuji"), Fuji has been the exclusive manufacturer of the Polaris two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris' ATV products since their introduction in the spring of 1985 and also supplies engines for Polaris' PWC products. Such engines are developed by Fuji to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, its informal relationship were terminated by Fuji, interruption in the supply of engines would adversely affect Polaris' production pending the establishment of substitute supply arrangements.

    In February, 1995, Polaris entered into a agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris will initially invest $800,000 for a 40% ownership position in Robin, which will build engines in the United States for recreational and industrial products. Management anticipates that, through Robin, Polaris may experience reduced foreign exchange risk, lower shipping costs and less dependence on a single source for engines.

    Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

    Polaris' products are shipped from its manufacturing facilities by a contract carrier.

PRODUCTION SCHEDULING

    Snowmobiles are used principally in the northern United States, Canada and northern Europe in what is referred to as the "snow belt." Delivery of snowmobiles to consumers begins in the fall and continues during the winter season. Orders for each year's production of snowmobiles are placed in the spring and orders for ATVs and PWC are placed in fall and winter, after meetings with dealers and distributors, and units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is sold to dealers and distributors prior to production. Sales activity at the dealer level is monitored on a monthly basis for each of snowmobiles, ATVs and PWC.

    Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since May 1993, Polaris has the ability to manufacture ATVs year round. Generally, Polaris commences ATV production in late autumn and continues through early autumn of the following year. For the past several years, Polaris has had virtually no carryover inventory at the dealer level of its production of snowmobiles, ATVs and PWC.

SALES AND MARKETING

    With the exception of Illinois, upper Michigan, eastern Wisconsin and offshore markets, where Polaris sells its snowmobiles through independent distributors, Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Over the past several years, Polaris has placed an increasing emphasis on dealer-direct, as opposed to independent distributor, sales. Snowmobile sales in Europe are handled through independent distributors. See Note 7 of Notes to Financial Statements for discussion of foreign and domestic operations and export sales.

    Most dealers and distributors of Polaris snowmobiles also distribute Polaris' ATVs and PWC. In the southern region of the United States, where snowmobiles are not used, Polaris has established a direct dealer network. Since the beginning of 1986, Polaris has established approximately 500 dealerships in the southern United States. Unlike its competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

    Dealers and distributors sell Polaris' products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products, required to carry certain replacement parts and perform certain warranty and other services. The dealer and distributor contracts may be canceled by either party on specified notice. Changes in dealers and distributors take place from time to time. Polaris believes that a sufficient number of qualified dealers and distributors exists in all areas to permit orderly transition whenever necessary.

    Polaris has arrangements with Transamerica Commercial Finance Corporation, Canadian Imperial Bank of Commerce, The Bank of Nova Scotia and ITT Commercial Finance, a division of ITT Industries of Canada, to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' sales of snowmobiles, ATVs and PWC are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units in the past. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 4 of Notes to Financial Statements.

    Polaris does not directly finance the purchase of Polaris snowmobiles, ATVs or PWC by consumers. However, retail financing plans are offered by certain of the dealers and Polaris has programs to make consumer financing available to its dealers through unaffiliated third parties.

    Polaris' marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. From time to time Polaris makes available discount or rebate programs or other incentives for its dealers and distributors to remain price competitive in order to accelerate reduction of retail inventories. Polaris advertises its products directly using print advertising in the industry press and in user group publications, on billboards, and, less extensively, on television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. Most dealer and distributor advertising appears in newspapers and on radio. Each season Polaris produces a promotional film for its snowmobiles, ATVs and PWC which is available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers. It is anticipated that during 1995 Polaris will centralize its sales, marketing and dealer and distributor support activities in a wholly owned subsidiary corporation.

ENGINEERING, RESEARCH AND DEVELOPMENT

    Polaris employs approximately 200 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes that Polaris and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, the long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension and "on demand" four-wheel drive systems for use in ATVs and the application of a forced air cooled variable power transmission system to ATVs.

    Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris' engineering department is equipped to make small quantities of new product prototypes for testing by Polaris' testing teams and for the planning of manufacturing procedures. In addition, Polaris' manufacturing facility in Roseau, Minnesota has a proving ground where each of the products is extensively tested under actual use conditions.

    Polaris expended for research and development approximately $13.5 million for 1994, $11.1 million for 1993, and $7.4 million for 1992, which amounts were included as a component of the cost of sales in the period incurred.

COMPETITION

    The snowmobile, ATV and PWC markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of Polaris' competitors are more diversified and have financial marketing resources which are substantially greater than those of Polaris.

    Polaris snowmobiles, ATVs and PWC are competitively priced and management believes Polaris' sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris' products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

PRODUCT SAFETY AND REGULATION

    Snowmobiles, ATVs and PWC are motorized machines which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths occur in the use of snowmobiles, ATVs and PWC.

    Laws and regulations have been promulgated or are under consideration in a number of states relating to the use or manner of use of snowmobiles, ATVs and PWC. State approved trails and recreational areas for snowmobile and ATV use have been developed in response to environmental and safety concerns. Polaris has supported laws and regulations pertaining to safety and noise abatement and believes that its products would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations.

    In September 1986, the staff of the Consumer Products Safety Commission ("CPSC") ATV Task Force issued a report on regulatory options for ATVs. The Task Force recommended that the ATV industry voluntarily cease marketing ATVs intended for use by children under 12 years of age. It proposed that warning labels be placed on ATVs intended for use by children under age 14 stating that these ATVs are not recommended for use by children under 12, and on adult-sized ATVs stating that these ATVs are not recommended for use by children under the age of 16. Warning labels were recommended for use on all ATVs stating that operator training is necessary to reduce risk of injury or death.

    Based upon its findings that most states have not enacted laws regulating ATVs, the Task Force recommended that the CPSC work closely with states and other federal agencies to develop practical uniform state legislation. Topics to be addressed included minimum operator age recommendations, licensing or certification standards requiring operator training, helmet requirements, and prohibitions on the use of alcohol and controlled-substances while operating ATVs.

    In December 1986, in a follow-up measure to the Task Force Report, the CPSC voted unanimously to continue efforts with the ATV industry to develop a voluntary standard regarding the dynamic stability characteristics of ATVs. In February 1987, the CPSC formally requested that the Justice Department initiate an enforcement action against the ATV industry seeking a voluntary recall of all three-wheel ATVs and four-wheel ATVs sold with the intention that they be used by children under 16, as well as a requirement that ATV purchasers receive "hands-on" training.

    Except for 1,700 three-wheel models initially produced, Polaris manufactures only four-wheel and six-wheel ATVs. Polaris has always placed warning labels on its ATVs stating that they are designed for use only by persons aged 16 or older (which warning was revised in 1987 to provide that only adults over age 18 should operate the vehicle), that operators should always wear proper safety helmets and that riders should complete proper training prior to operating an ATV.

    On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety. The agreement called for the repurchase of all three-wheel ATVs remaining in the hands of its distributors and dealers, the provision of additional safety oriented point-of-purchase materials in all Polaris ATV dealerships, and the addition of a mandatory "hands on" consumer and dealer safety training program designed to give all Polaris ATV dealers and consumers maximum exposure to safe riding techniques, as outlined by the Specialty Vehicle Institute of America. Polaris conditions its ATV warranties described below under "-- Product Liability" on completion of the mandatory "hands on" consumer training program.

    Pursuant to the agreement with the CPSC, Polaris has procedures in place for ascertaining dealer compliance with the provisions of the CPSC consent decree, including random "undercover" on-site inspections of dealerships to ensure compliance with the age restriction.

    Polaris continually attempts to assure that its dealers are in compliance with the provisions of the CPSC consent decree. Polaris has notified its dealers that it will terminate any dealer it determines to have violated the provisions of the CPSC consent decree. To date, it has terminated five dealers for such reason.

    The Company does not believe that the agreement with the CPSC has had or will have a material adverse effect on Polaris. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the CPSC, the Justice Department or individual states would not have an adverse effect on the Company. Certain state attorneys-general have asserted that the CPSC agreement is inadequate and have indicated that they will seek stricter ATV regulation. Polaris is unable to predict the outcome of such action or the possible effect on its ATV business.

    Certain states, notably California and New York, have proposed certain legislation involving more stringent emissions standards for two-cycle engines. Such engines are used on Polaris' snowmobiles, ATVs and PWC. However, Polaris has developed and currently sells a four-cycle engine for its ATVs which produces lower emissions. Polaris currently is unable to predict whether such legislation will be enacted and, if so, the ultimate impact on Polaris and its operations. Finally, local ordinances have been and may from time to time be considered and adopted which restrict the use of PWC to specified hours and locations.

PRODUCT LIABILITY

    Polaris' product liability insurance limits and coverages have been adversely affected by the general decline in the availability of liability insurance. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris has been self-insured since June 1985.

    Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 1994, Polaris has paid an aggregate of less than $1.5 million in product liability claims and had accrued $5.0 million at December 31, 1994, for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe that the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, or PWC prior to 1992, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 8 of Notes to Financial Statements.

    Polaris warrants its snowmobiles, ATVs and PWC under a "limited warranty" for a period of one year, six months, and one year, respectively. Although Polaris employs quality control procedures, a product is sometimes distributed which needs repair or replacement. Historically, product recalls have been administered through Polaris' dealers and distributors and have not had a material effect on Polaris' business.

EFFECTS OF WEATHER

    Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see "-- Production Scheduling") and shifting dealer inventories from one location to another. However, there is no assurance that weather conditions would not have a material effect on Polaris' sales of snowmobiles, ATVs or PWC.

EMPLOYMENT

    Polaris employed a total of approximately 2,850 persons at December 31, 1994. Approximately 600 of its employees are salaried. Polaris considers its relations with its personnel to be excellent.

    Historically, Polaris' snowmobile business has been seasonal, resulting in significant differences in employment levels during the year. Despite such variations in employment levels, employee turnover has not been high. With the introduction of the ATV line in 1985, Polaris' employment levels have become more stable. Polaris' employees have not been represented by a union since July 1982.

ITEM 2.  PROPERTIES

    Polaris owns its principal manufacturing facility in Roseau, Minnesota. The facility consists of approximately 456,000 square feet of manufacturing space located on approximately 100 acres. In 1991 Polaris acquired a fabricating facility in order to bring more component parts manufacturing in-house. This facility consists of a 190,000 square foot plant situated on 38 acres and is located in Osceola, Wisconsin. Polaris makes ongoing capital investments in its facilities. In August, 1994, Polaris signed a one-year lease agreement for a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris has an option to purchase the facility for $1.85 million at the end of the lease term. Polaris currently uses the facility to assemble its PWC product line, and potentially certain snowmobile and ATV models in the future. These investments have increased production capacity for snowmobiles, ATVs and PWC. The Company believes that Polaris' manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

    Polaris owns all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Although Polaris holds numerous patents and uses various registered trademarks and names, it believes that the loss of any of them would not have a material effect on its business.

    Polaris leases 92,000 square feet of headquarters and warehouse space in Minneapolis, Minnesota from related parties pursuant to a lease that will terminate in 1997. Polaris also leases an additional

45,000 square feet of warehouse space in Minneapolis, Minnesota and 42,000 square feet of office and warehouse space in Winnipeg, Manitoba. Polaris does not anticipate any difficulty in securing alternate facilities on competitive terms, if necessary, upon the termination of any of its leases.

ITEM 3.  LEGAL PROCEEDINGS

    Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

    Injection Research Specialists commenced an action in June 1990 against Polaris in Colorado federal court alleging various claims arising out of Polaris' advertisement and sale of electronic fuel injection snowmobiles. Injection Research Specialists seeks compensatory and punitive damages, its fees and costs, and injunctive relief. Fuji and UNISIA Japanese Electronic Control Systems also are parties to the action. Polaris has filed counterclaims in that action and has instructed its counsel to contest the matter vigorously. Management does not believe that any judgment rendered against it in this matter would have a material adverse effect on the financial condition of Polaris.

    In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Canadian subsidiary and transfer pricing matters for additional income taxes payable by Polaris' Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments may also affect the Company's Canadian income tax expense for years subsequent to 1988. The Company has been informed of the Canadian income tax authorities' intent to initiate an audit of the tax years 1989 through 1991. Management intends to vigorously contest a substantial amount of the proposed adjustments. Management does not believe that the outcome of this matter will have a materially adverse impact on the financial position or continuing operations of Polaris. See Note 8 of Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting (the "Special Meeting") of the holders of units of Beneficial Assignment of Class A Limited Partnership Interests ("BACs") of the Partnership was held on December 22, 1994. At the Special Meeting, BAC holders voted upon the following resolution:

        RESOLVED, that the Agreement and Plan of Conversion, dated as of September 29, 1994, by and among Polaris Industries Partners L.P., Polaris Industries Inc., EIP Associates L.P., Polaris Industries L.P., EIP Capital Corporation and the other persons named therein in the form attached as an exhibit to the proxy statement for this meeting, pursuant to which, among other matters, a newly formed subsidiary of Polaris Industries Inc. will be merged with and into the Polaris Industries Partners L.P., with Polaris Industries Partners L.P. as the surviving entity, and each BAC then outstanding will be exchanged for one share of common stock of Polaris Industries Inc. shall be and hereby is approved.

    At the Special Meeting:

    (i) 11,813,540 of all BACs outstanding were voted in favor of the resolution, approximately 426,300 of all BACs outstanding were voted against the resolution or abstained, and the vote in favor was approximately 73% of all outstanding BACs;

    (ii) 9,727,422 of the BACs held by BAC holders other than the sponsors and affiliates of the general partner of Polaris Industries Partners L.P. were voted in favor of the resolution, approximately 426,300 of the BACs held by such unaffiliated BAC holders were voted against the resolution or abstained, and the vote in favor was approximately 69% of the BACs held by unaffiliated BAC holders; and

    (iii) accordingly, the resolution was approved.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names of the executive officers of the Company as of March 23, 1995, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

          NAME               AGE                                TITLE
- ------------------------     ---     -----------------------------------------------------------
W. Hall Wendel, Jr.          52      Chairman and Chief Executive Officer
Kenneth D. Larson            54      President and Chief Operating Officer
John H. Grunewald            58      Executive Vice President, Chief Financial Officer and
                                      Secretary
Charles A. Baxter            47      Vice President -- Engineering and Product Safety
Ed Skomoroh                  57      Vice President -- Sales and Marketing
Jeffrey A. Bjorkman          35      Vice President -- Manufacturing
Michael W. Malone            36      Vice President and Treasurer

    Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

    Mr. Wendel has served as a Chairman and Chief Executive Officer since the Company's formation in 1994. Mr. Wendel was the Chief Executive Officer of Polaris Industries Capital Corporation ("PICC"), which was the managing general partner of Polaris Industries Associates L.P., which was the operating general partner of Polaris Industries L.P. from 1987 to December 1994. From 1981 to 1987, Mr. Wendel was Chief Executive Officer of a predecessor of Polaris, which was formed to purchase the snowmobile assets of the Polaris E-Z-GO Division of Textron Inc. Before that time, Mr. Wendel was President of the Polaris E-Z-GO Division for two years and prior thereto, held marketing positions as Vice President of Sales and Marketing and National Sales Manager since 1974.

    Mr. Larson has been President and Chief Operating Officer of the Company since 1994. Mr. Larson was President and Chief Operating Officer of PICC from October 1988 to December 1994. Prior thereto, Mr. Larson was Executive Vice President of Toro Company and was responsible for its commercial, consumer and international equipment business, and had held a number of general management positions since joining Toro Company in 1975.

    Mr. Grunewald has been Executive Vice President, Chief Financial Officer and Secretary of the Company since its formation and was Executive Vice President, Finance and Administration of PICC from September 1993 through December 1994. Prior to joining Polaris, Mr. Grunewald was employed for 16 years by Pentair, Inc., a diversified manufacturer of industrial products, most recently as Executive Vice President, Chief Financial Officer and Secretary.

    Mr. Baxter has been Vice President -- Engineering and Product Safety of the Company since December 1994 and held that position with PICC or its predecessor since 1981. Prior thereto, since 1970, Mr. Baxter was employed as Director of Engineering of the Polaris E-Z-GO Division of Textron.

    Mr. Skomoroh has been Vice President -- Sales and Marketing of the Company since December 1994 and held that position with PICC since October 1988. Prior thereto, he was Vice President, Polaris Canada and President, Secretary and Director of Polaris Industries, Inc., an Ontario corporation and a wholly owned subsidiary of Polaris Industries Partners L.P. Mr. Skomoroh joined Polaris in 1982 as General Manager, Canada, and was prior thereto the General Manager of the Canadian operations of Arctic Enterprises, Inc., a snowmobile manufacturer.

    Mr. Bjorkman has been Vice President -- Manufacturing of the Company since January 1995, and prior thereto held positions of Plant Manager and Manufacturing Engineering Manager since July 1990. Prior to joining Polaris, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

    Mr. Malone has been Treasurer of the Company since December 1994 and was Chief Financial Officer and Treasurer of PICC from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of PICC or its predecessor. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen & Co.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    During 1993, and through December 21, 1994, BACs of the Partnership traded on the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE") under the symbol "SNO." On December 22, 1994, a subsidiary of the Company was merged into the Partnership, each BAC was exchanged for one share of common stock, $.01 par value, of the Company (the "Shares") and the Shares commenced trading on the AMEX and the PSE under the Symbol "SNO." On February 24, 1995, the Shares began trading on the New York Stock Exchange (in lieu of the AMEX) and on the PSE under the symbol "PII."

    The following table reflects the high and low closing sale prices of the BACs or the Shares, as the case may be, on the aforementioned exchanges for the periods indicated, all as adjusted to reflect a two-for-one split which became effective on August 18, 1993:

1994                                        HIGH         LOW
- ----------------------------------------  ---------   ---------
Fourth Quarter..........................   52 1/4      37 5/8
Third Quarter...........................   39          32 1/8
Second Quarter..........................   35 7/8      30 1/8
First Quarter...........................   37 3/8      29 1/8


1993                                        HIGH         LOW
- ----------------------------------------  ---------   ---------
Fourth Quarter..........................   38 1/2      32 1/4
Third Quarter...........................   36          27 15/16
Second Quarter..........................   30 15/16    25 13/16
First Quarter...........................   26 9/16     21 13/16

    As of March 13, 1995, there were approximately 4,820 holders of record of the Shares.

    The Partnership declared the following distributions per unit to BAC holders during the years ended December 31, 1994 and 1993, all as adjusted for a two-for-one unit split which became effective on August 18, 1993:

                                                                 1994    1993
                                                                ------  ------
First Quarter.................................................  $0.630  $0.625
Second Quarter................................................  $0.630  $0.625
Third Quarter.................................................  $0.630  $0.630
Fourth Quarter................................................  $0.630  $0.630

    On January 26, 1995, the Company declared a regular quarterly dividend of $0.15 per share which was paid on February 15, 1995 to holders of record on February 6, 1995 and also declared a special cash distribution of $1.92 per share to be paid on or about April 1, 1995 to holders of record on March 17, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors or restrictions that may reduce materially future payments of dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The Selected Financial Data presented below are qualified in their entirety by, and should be read in conjunction with, the Financial Statements and Notes thereto and other financial and statistical information referenced elsewhere in this Report including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            POLARIS INDUSTRIES INC.
                            SELECTED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

                                                                      YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------
                                            1994*       1993        1992        1991        1990        1989        1988
                                          ---------   ---------   ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA
Sales data
  Total dollars.........................  $826,286    $528,011    $383,818    $297,677    $296,147    $242,618    $171,497
    % change from prior year............        56%         38%         29%          1%         22%         41%         24%
  Sales mix by product (%)
    Snowmobiles.........................        44%         50%         54%         60%         67%         67%         70%
    ATVs................................        29%         26%         25%         25%         19%         19%         16%
    PWC.................................        14%          9%          7%      --          --          --          --
    Parts, garments and access..........        13%         15%         14%         15%         14%         14%         14%
  Sales mix by customer (%)
    Dealer-direct.......................        88%         87%         86%         84%         84%         76%         64%
    Distributor.........................        12%         13%         14%         16%         16%         24%         36%
Gross profit data
  Total dollars.........................  $183,283    $130,287    $104,926    $ 88,440    $ 89,349    $ 77,320    $ 52,247
    % to sales..........................        22%         25%         27%         30%         30%         32%         30%
Operating expense data
  Amortization of intangibles and First
   Rights compensation..................  $ 14,321    $ 13,466    $ 11,997    $ 13,108    $ 12,116    $ 15,717    $  8,645
  Conversion costs......................    12,315       --          --          --          --          --          --
  Other operating expenses..............    80,985      63,594      52,238      43,614      46,421      35,302      25,139
    % to sales..........................        10%         12%         14%         15%         16%         15%         15%
Net income data*
  Total net income......................  $128,950    $ 45,813    $ 34,701    $ 31,462    $ 31,363    $ 26,190    $ 17,605
  Net income per unit...................              $   2.25    $   1.73    $   1.65    $   1.65    $   1.65    $   1.23
  Net income per share..................  $   7.00
Pro forma data*
  Pro forma operating income............  $ 87,977    $ 53,227    $ 40,691    $ 31,718    $ 30,812    $ 26,301    $ 18,463
    % to sales..........................        11%         10%         11%         11%         10%         11%         11%
  Pro forma net income..................  $ 54,703    $ 33,027    $ 24,602    $ 20,727    $ 20,465    $ 16,657    $ 11,538
  Pro forma net income per share........  $   2.97    $   1.81    $   1.37    $   1.21    $   1.19    $   0.97    $   0.71
CASH FLOW DATA
Cash flow from operating activities.....  $111,669    $ 79,323    $ 55,316    $ 46,642    $ 54,782    $ 44,447    $ 37,542
Cash purchases of property and
 equipment..............................    32,529      18,126      12,295      15,988       7,158       7,065       2,724
Cash distributions declared.............    50,942      47,217      44,507      42,581      42,582      32,514      17,722
Cash distributions declared per unit....  $   2.52    $   2.51    $   2.50    $   2.50    $   2.50    $   2.27    $   1.20
BALANCE SHEET DATA (AT END OF YEAR)
Cash and cash equivalents...............  $ 62,881    $ 33,798    $ 19,094    $ 20,098    $ 32,025    $ 27,886    $ 15,599
Current assets..........................   206,489     109,748      74,999      59,200      66,893      60,344      36,377
Total assets............................   331,166     180,548     146,681     135,509     138,704     137,628     118,070
Current liabilities.....................   161,457      98,055      69,054      52,646      46,602      38,875      20,665
Shareholders' equity/Partners'
 capital................................   169,709      82,493      77,627      82,863      92,102      98,753      97,405

- ------------------------------
*The comparability of the information reflected in the Selected Financial Data is materially affected by the conversion from a master limited partnership to a corporation on December 22, 1994, which resulted in the Company recording a net deferred tax asset of $65.0 million, conversion expenses of $12.3 million and a corresponding net increase in 1994 net income (see Notes 1 and 5 of Notes to the Financial Statements). Pro forma data is presented to assist in comparing the continuing results of operations of the Company exclusive of the conversion costs and as if the Company was a taxable corporation for each period presented (see Note 10 of Notes to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion pertains to the results of operation and financial position of the Company for each of the three years in the period ended December 31, 1994, and should be read in conjunction with the Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

    1994 VS. 1993

    Sales increased to $826.3 million in 1994, representing a 56 percent increase over the $528.0 million of sales in 1993. Total finished goods unit shipments for 1994 increased 52 percent over 1993. The increase in sales is primarily attributable to the broadening of the three product lines and the continued popularity of all Polaris products. Additional factors include the growth of the worldwide market for all three product lines, the continuing favorable U.S. economy and a competitive pricing strategy.

    Snowmobile unit sales volume increased 34 percent during 1994, primarily because of the introduction of new models, including the XLT Special and RXL with Polaris' new XTRA suspension system.

    ATV unit sales volume increased 55 percent during 1994, primarily because of the continued growth in the utility and sports-enthusiasts' markets and the improvement in product availability at the dealer level as a result of the dedicated ATV production line. The average per unit sales price increased by 11 percent for ATVs in 1994, principally through the sale of new, more high-performance models that have a higher selling price than economy models. The Company introduced several new models in 1994, including the Magnum, Xplorer and Scrambler.

    PWC unit sales volume increased 146 percent during 1994, primarily because of the fast growth in the PWC market and the introduction of models aimed at both the family and sports rider market segments.

    Sales of related parts, garments and accessories increased 36 percent in 1994 as a result of the increased sales volume of all three product lines.

    Gross profit increased to $183.3 million in 1994, representing a 41 percent increase over gross profit of $130.3 million. The gross profit margin percentage decreased to 22.2 percent for 1994, from 24.7 percent for 1993. This decrease in gross margin percentage is primarily a result of: (a) the change in product mix towards a greater percentage of sales from ATVs and PWC which generate lower gross margins than snowmobiles; (b) continued increases in raw material purchase prices for engines and certain other component parts because of the weakening of the U.S. dollar in relation to the Japanese yen; (c) strengthening of the U.S. dollar in relation to the Canadian dollar, which results in lower gross margins from the Company's Canadian subsidiary operation; and (d) increase in warranty expenses as a result of the emphasis on technological innovation and introduction of new high-performance models.

    The Company has continued to invest in new product development, particularly in the areas of innovation and product diversification. New product research and development costs are recorded as cost of sales in the statements of operations. Research and development expenses were $13.5 million (1.6 percent of sales) in 1994, and $11.1 million (2.1 percent of sales) in 1993. In addition, the Company incurred tooling expenditures for new products of $12.6 million in 1994 and $9.3 million in 1993. In 1994, more than 70 percent of sales came from products introduced in the past three years.

    Operating expenses (exclusive of $12.3 million of costs of conversion to a corporation) increased $18.2 million (24 percent) in 1994 as a result of the sales volume increases, but as a percentage of sales, decreased to 11.5 percent for 1994, from 14.6 percent in 1993. The percentage decrease is due primarily to the Company supporting an increasing level of sales without a corresponding increase in selling and administrative expenses.

    Income tax expense (exclusive of the income tax adjustment for the change in tax status) increased $4.5 million in 1994 compared to 1993. This increase is attributable primarily to additional reserves established relating to certain open tax years in the United States and Canada, some of which are under audit by Revenue Canada (see Note 8 of Notes to the Financial Statements).

    Pro forma information is presented in the Statements of Operations to assist in comparing the continuing results of operations of the Company exclusive of the conversion costs and as if the Company was a taxable corporation for each period presented. The pro forma provision for income taxes was calculated at an effective tax rate of 38 percent. Pro forma net income increased 66 percent to $54.7 million in 1994 from $33.0 million in 1993. Pro forma net income as a percent of sales was 6.6 percent and 6.3 percent in 1994 and 1993, respectively. Pro forma net income per share increased 64 percent to $2.97 in 1994 from $1.81 in 1993.

    1993 VS. 1992

    Sales for 1993 were $528.0 million, an increase of 38 percent over 1992 sales of $383.8 million. Total finished goods unit shipments for 1993 increased 34 percent over 1992.

    Management believes Polaris' success in the snowmobile market is attributable to product superiority, aggressive consumer promotional programs and a strong dealer network. The 1993 sales increase resulted from the introduction of new models and the continued success of other popular models, including the lightweight XLT model. Snowmobile unit sales volume increased by 26 percent in 1993 over 1992.

    In 1993, the Company's ATV product lines sales grew by 41 percent over 1992 sales as retail sales rose to the highest level in Polaris' history. Management believes Polaris has been successful by targeting the all-purpose segment of the ATV market with new and improved products. Polaris introduced several new models in 1993, including the Sportsman 4x4.

    Manufacturing and sales of PWC commenced in the first quarter of 1992 with the introduction of the SL650 model. In 1993, the Company added the SL750 and the three-passenger SLT750 models designed for families and sports riders. PWC unit sales volume increased 62 percent in 1993 over the initial shipments of PWC products in 1992.

    Sales of related parts, garments and accessories increased 43 percent in 1993 over 1992 as a result of the increased finished goods shipments.

    Gross profit increased to $130.3 million in 1993, a 24 percent increase over 1992. However, the gross profit percentage decreased to 24.7 percent in 1993 compared to 27.3 percent in 1992, primarily due to an aggressive pricing strategy, changes in the product mix and foreign exchange rates. The growing ATV and PWC businesses provided a lower gross profit percentage than did the snowmobile business. Raw material purchase prices increased for engines and certain other component parts because of the weakening of the U.S. dollar in relation to the Japanese yen. Strengthening of the U.S. dollar in relation to the Canadian dollar caused gross margin erosion of the Canadian subsidiary operation.

    Operating expenses increased $12.8 million in 1993, but as a percentage of sales decreased to 14.6 percent in 1993 from 16.7 percent in 1992. Operating expenses as a percentage of sales decreased because the Company was able to increase sales without incurring a corresponding amount of general and administrative expenses. In addition, because of the strong demand and competitive pricing for the Company's products, sales and marketing program expenses remained relatively constant between 1993 and 1992.

    The provision for income taxes in 1993 increased over the prior year at a rate greater than the growth in income from the Canadian subsidiary because the Company continued to accrue for open tax years in the United States and Canada (see Note 8 of Notes to the Financial Statements).

CASH DISTRIBUTIONS

    Since its inception, and prior to the conversion to a corporation in 1994, the Partnership paid cumulative cash distributions to holders of its BACs in the amount of $16.37 per BAC, which, together with cash distributions paid to its general partner, aggregated $282.4 million.

    On January 26, 1995, the Board of Directors of the Company declared a regular dividend of $0.15 per share to holders of record on February 6, 1995, payable on February 15, 1995, and a special cash distribution of $1.92 per share to holders of record on March 17, 1995, payable on April 1, 1995. Management has recommended to the Company's Board of Directors that it establish an initial cash dividend rate of $0.15 per share per quarter, and pay two additional special cash distributions, each of $1.92 per share, payable during the third and fourth quarters of 1995. Management expects to incur indebtedness of up to $70 million in connection with the payment of the special cash distributions. However, the timing and amount of future dividends and distributions will be at the discretion of the Board of Directors of the Company and will depend, among other things, on continuing levels of performance and the financial strength of the Company. There can be no assurance that the recommended dividends or cash distributions for 1995 will be declared and paid.

LIQUIDITY AND CAPITAL RESOURCES

    Polaris' primary sources of funds have been cash provided by operating activities, a line of credit and a dealer financing program provided by third parties. Polaris' primary uses of funds have been for cash distributions to partners, capital investments and for new product development.

    During 1994, Polaris generated net cash from operating activities of $111.7 million, which was utilized to fund cash distributions to partners of $50.1 million and capital expenditures of $32.5 million. In 1993, Polaris generated net cash from operating activities of $79.3 million, which was utilized to fund cash distributions to partners of $46.5 million and capital expenditures of $18.1 million. At December 31, 1994, cash and cash equivalents totaled $62.9 million, an increase of $29.1 million from December 31, 1993. Working capital totaled $45.0 million at December 31, 1994.

    The seasonality of production and shipments causes working capital requirements to fluctuate during the year. The Company has a $40 million unsecured bank line of credit arrangement expiring May 1, 1995 to provide letters of credit and borrowings for working capital needs. Borrowings under the line of credit bear interest at the prime interest rate, or at CD-based or LIBOR-based rates. At December 31, 1994, the Company had no short-term debt under this line of credit and had utilized its bank line to the extent of letters of credit outstanding of $15.5 million related to purchase obligations for raw materials. The Company is currently in negotiations to obtain a $125 million unsecured bank line of credit arrangement to replace its current line of credit arrangements.

    The Company has arrangements with unrelated finance companies to provide floor plan financing for its distributors and dealers. These arrangements provide liquidity by financing distributor and dealer purchases of snowmobiles, ATVs and PWC without the use of the Company's working capital. Substantially all of the sales of snowmobiles, ATVs and PWC are financed under these arrangements whereby the Company receives payment within a few days of shipment of the product. The amount financed by distributors and dealers under these arrangements at December 31, 1994 and 1993, was approximately $108.0 million and $64.9 million, respectively. From time to time, the Company participates in the cost of dealer and distributor financing up to certain limits. The Company has agreed to repurchase products repossessed by the finance companies to an annual maximum of 15 percent of the average amount outstanding during the prior calendar year. The Company's financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in the economy could cause this situation to change and thereby require the Company to repurchase financed units. Management intends to record a sales allowance when it becomes probable that returns under this program will be material.

    The Company has made capital investments to increase production capacity, quality and efficiency, and for new product development. Over the past several years, these investments have included the introduction of the PWC product line, the introduction of new snowmobile and ATV models to broaden those product lines, the expansion of manufacturing capacity, the purchase of enhanced fabrication and assembly equipment, the expansion of computer-aided engineering and design systems, installation of a new state-of-the art metals paint system, and the continuing development and implementation of systems and programs to improve quality and efficiency and to reduce costs. Improvements in manufacturing capacity include the $8.0 million purchase of a component parts fabrication facility in 1991, the addition of an assembly line dedicated to year-round production of ATVs in 1993, improvements in plant layout and the expansion to a new leased assembly facility in 1994. The Company anticipates that capital expenditures, including tooling, for 1995 will approximate $45 million.

    The Canadian income tax authorities have proposed adjustments to the 1987 and 1988 income tax returns of the Canadian subsidiary. The resolution of these proposed adjustments may also affect the Canadian income tax returns for years subsequent to 1988. The Company has been informed of the Canadian income tax authorities' intent to initiate audits of the tax years 1989 through 1991. The proposed adjustments relate primarily to the original purchase price allocation of the Canadian subsidiary and certain transfer pricing matters. Management continues to vigorously contest a certain amount of the proposed adjustments. Management does not believe the outcome of this matter will have a materially adverse impact on the financial position or continuing operations of the Company. At December 31, 1994, the Company has accrued $14.3 million for income taxes related to certain open tax years in the United States and Canada.

    The conversion to a corporation effective in December 1994 will significantly impact future liquidity and capital resources. Management has recommended to the Company's Board of Directors that it make special cash distributions aggregating approximately $105 million during 1995. As a corporation, the Company will be responsible for payment of corporate federal, state and certain foreign income taxes on current earnings. The combined tax rate is estimated to be approximately 38 percent of pre-tax income, net of related research and development credits and foreign sales corporations benefits. As a result of the conversion, the Company has recorded a deferred tax asset of $65 million in 1994 which will have the effect of reducing income taxes payable in future periods.

    Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under the new line of credit arrangement currently being negotiated will be sufficient to fund operations, regular dividends, special cash distributions and capital expenditure requirements for 1995. At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond 1995.

INFLATION AND EXCHANGE RATES

    The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Canadian dollar and Japanese yen have had a material impact from time-to-time.

    Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. During 1994, purchases totaling 28 percent of the Company's cost of sales were from Japanese suppliers. Management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors.

    The Company operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 16 percent of total Company sales in 1994. Strengthening of the U.S. dollar in relation to the Canadian dollar has caused unfavorable foreign currency fluctuations from prior periods resulting in lower gross margin levels.

    In the past, the Company has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. To date, such contracts have not had a material impact on earnings. There were no open contracts as of December 31, 1994.

    In February 1995, the Company entered into a venture with Fuji Heavy Industries Ltd. to build engines in the United States for recreational and industrial products. Potential advantages to the Company of participation in the joint venture include reduced foreign exchange risk, lower shipping costs and less dependence on a single source for engines.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item are as set forth in the Financial Statements of the Company. Reference is made to the Index to the Financial Statements and Supporting Schedule which appears on page F-1. Such Financial Statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors of the Registrant

    The information under the caption "Election of Directors" in the Company's 1995 Proxy Statement is incorporated herein by reference.

    (b) Executive Officers of the Registrant

    Information concerning Executive Officers of the Company is included in this Report under Item 4, "Executive Officers of the Registrant."

    (c) Compliance with Section 16(a) of the Exchange Act

    The information under the caption "Compliance with Beneficial Ownership Reporting Rules" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The   information  under  the  caption  "Executive  Compensation  and  Other
Information" and "Election of Directors -- Directors' Remuneration" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Relationships and Related Transactions" in the Company's 1995 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Financial Statements

    Reference is made to the Index to Financial Statements and Supporting Schedule which appears on page F-1.

        (2) Financial Statement Schedules

    Reference is made to the Index to Financial Statements and Supporting Schedule, which appears on page F-1.

        (3) Exhibits

    The Exhibits to this Report are listed in the Exhibit Index on page E-1 which follows the Financial Statement Schedule.

    A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 13, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 1225 Highway 169 North, Minneapolis, Minnesota 55441, Attention: Investor Relations.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1994.

    (c) Exhibits

    Included in Item 14(a)(3) above.

    (d) Financial Statement Schedules

    Included in Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 24, 1995.

                                          POLARIS INDUSTRIES INC.

                                          By:       /s/ W. HALL WENDEL, JR.

                                             -----------------------------------
                                                     W. Hall Wendel, Jr.
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------

                    /s/ W. HALL WENDEL, JR.
     -------------------------------------------        Chief Executive Officer and Director     March 24, 1995
                 W. Hall Wendel, Jr.                     (Principal Executive Officer)

                                                        Executive Vice President, Chief
                     /s/ JOHN H. GRUNEWALD               Financial Officer and Secretary
     -------------------------------------------         (Principal Financial and Accounting     March 24, 1995
                  John H. Grunewald                      Officer)

                                     *
     -------------------------------------------        Director                                 March 24, 1995
                   Beverly F. Dolan

                                     *
     -------------------------------------------        Director                                 March 24, 1995
                    Robert S. Moe

                                     *
     -------------------------------------------        Director                                 March 24, 1995
                  Kenneth D. Larson

                                     *
     -------------------------------------------        Director                                 March 24, 1995
                   Stephen G. Shank

                                     *
     -------------------------------------------        Director                                 March 24, 1995
                   Gregory R. Palen

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------

                                     *
     -------------------------------------------        Director                                 March 24, 1995
                  Andris A. Baltins

          *By:       /s/ W. HALL WENDEL, JR.
          --------------------------------------                                                 March 24, 1995
          (W. Hall Wendel, Jr. Attorney-in-Fact)

- ------------------------
*W. Hall Wendel, Jr., pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

                            POLARIS INDUSTRIES INC.
                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULE
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
       Page numbers refer to pages in the attached financial statements.

INDEX                                                                                                         PAGE
- ----------------------------------------------------------------------------------------------------------  ---------
INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS..................................................        F-2
FINANCIAL STATEMENTS
  Balance sheets..........................................................................................        F-3
  Statements of operations................................................................................        F-5
  Statements of shareholders' equity......................................................................        F-6
  Statements of cash flows................................................................................        F-7
  Notes to financial statements...........................................................................        F-8

    The following financial statement schedule of Polaris Industries Inc. for the years ended December 31, 1994, 1993 and 1992, is filed as part of this report and should be read in conjunction with the financial statements.

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE.........................       FS-1
SCHEDULE II -- Valuation and qualifying accounts.....................................       FS-2

    Schedules not listed above have been omitted because they are not applicable or are not required or the information requested to be set forth therein is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Polaris Industries Inc.
Minneapolis, Minnesota

    We have audited the accompanying balance sheets of POLARIS INDUSTRIES INC. (formerly Polaris Industries Partners L.P.) as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Industries Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 2, 1995

                            POLARIS INDUSTRIES INC.
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1994        1993
                                                                                           ----------  -----------
CURRENT ASSETS
  Cash and cash equivalents (Note 2).....................................................  $   62,881  $    33,798
  Trade receivables......................................................................      29,700       21,340
  Inventories (Note 3)...................................................................      88,714       52,057
  Prepaid expenses and other.............................................................       5,194        2,553
  Deferred tax assets (Note 5)...........................................................      20,000      --
                                                                                           ----------  -----------
      Total current assets...............................................................     206,489      109,748
                                                                                           ----------  -----------
DEFERRED TAX ASSETS (NOTE 5).............................................................      45,000      --
                                                                                           ----------  -----------
PROPERTY AND EQUIPMENT, at cost
  Land, buildings and improvements.......................................................      14,913       10,737
  Equipment and tooling..................................................................      77,116       56,480
                                                                                           ----------  -----------
                                                                                               92,029       67,217
  Less accumulated depreciation..........................................................      38,368       27,486
                                                                                           ----------  -----------
                                                                                               53,661       39,731
                                                                                           ----------  -----------
INTANGIBLES
  Cost in excess of net assets of business acquired, net of amortization of $5,722, 1994
   and $4,968, 1993......................................................................      24,956       25,710
  Dealer network, net of amortization of $44,000, 1994 and $39,811, 1993.................      --            4,189
  Other, net of amortization of $2,421, 1994 and $2,311, 1993............................       1,060        1,170
                                                                                           ----------  -----------
                                                                                               26,016       31,069
                                                                                           ----------  -----------
                                                                                           $  331,166  $   180,548
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                       See Notes to Financial Statements.

                            POLARIS INDUSTRIES INC.
                           BALANCE SHEETS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1994        1993
                                                                                           ----------  -----------
CURRENT LIABILITIES
  Accounts payable.......................................................................  $   58,932  $    36,122
  Distributions payable..................................................................      12,736       11,851
  Accrued expenses:
    Compensation (Note 6)................................................................      33,349       20,060
    Warranties...........................................................................      23,838       11,412
    Other................................................................................      17,447       10,856
  Income taxes payable (Notes 5 and 8)...................................................      15,155        7,754
                                                                                           ----------  -----------
      Total current liabilities..........................................................     161,457       98,055
                                                                                           ----------  -----------
COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 8 AND 9)
PARTNERS' CAPITAL........................................................................      --           82,493
SHAREHOLDERS' EQUITY (NOTES 6 AND 8)
  Preferred stock $0.01 par value, authorized 20,000 shares, no issued and outstanding
   shares................................................................................      --          --
  Common stock $0.01 par value, authorized 80,000 shares, issued and outstanding, 18,111
   shares 1994...........................................................................         181      --
  Additional paid-in capital.............................................................     103,935      --
  Compensation payable in common stock...................................................      12,251      --
  Retained earnings......................................................................      53,342      --
                                                                                           ----------  -----------
                                                                                              169,709       82,493
                                                                                           ----------  -----------
                                                                                           $  331,166  $   180,548
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                       See Notes to Financial Statements.

                            POLARIS INDUSTRIES INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1994        1993         1992
                                                                              ----------  -----------  -----------
Sales.......................................................................  $  826,286  $   528,011  $   383,818
Cost of Sales...............................................................     643,003      397,724      278,892
                                                                              ----------  -----------  -----------
    Gross profit............................................................     183,283      130,287      104,926
                                                                              ----------  -----------  -----------
Operating Expenses
  Selling, general and administrative.......................................      80,985       63,594       52,238
  First Rights compensation.................................................       9,268        6,300        4,570
  Amortization of intangibles...............................................       5,053        7,166        7,427
  Conversion (Note 1).......................................................      12,315      --           --
                                                                              ----------  -----------  -----------
    Total operating expenses................................................     107,621       77,060       64,235
                                                                              ----------  -----------  -----------
    Operating income........................................................      75,662       53,227       40,691
Nonoperating Expense (Income), net..........................................        (254)         (43)       1,010
                                                                              ----------  -----------  -----------
    Income before income taxes..............................................      75,916       53,270       39,681
Provision for Income Taxes (Notes 5 and 8)..................................      11,966        7,457        4,980
                                                                              ----------  -----------  -----------
                                                                                  63,950       45,813       34,701
Income Tax Adjustment for Change in Tax Status (Note 5).....................     (65,000)     --           --
                                                                              ----------  -----------  -----------
    Net income..............................................................  $  128,950  $    45,813  $    34,701
                                                                              ----------  -----------  -----------
                                                                              ----------  -----------  -----------
Net Income Per Share (Note 1)...............................................  $     7.00
                                                                              ----------
                                                                              ----------
Weighted Average Number of Common and Common Equivalent Shares Outstanding
 (Note 1)...................................................................      18,423       18,215       17,968
                                                                              ----------  -----------  -----------
                                                                              ----------  -----------  -----------
Pro Forma Information (Note 10)
  Income before income taxes................................................  $   88,231  $    53,270  $    39,681
  Provision for income taxes................................................      33,528       20,243       15,079
                                                                              ----------  -----------  -----------
    Net income..............................................................  $   54,703  $    33,027  $    24,602
                                                                              ----------  -----------  -----------
                                                                              ----------  -----------  -----------
  Net income per share......................................................  $     2.97  $      1.81  $      1.37
                                                                              ----------  -----------  -----------
                                                                              ----------  -----------  -----------

                       See Notes to Financial Statements.

                            POLARIS INDUSTRIES INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    PARTNERS' CAPITAL
                                                                  ------------------------------------------------------
                                                                                     LIMITED PARTNERS' INTEREST
                                                                            --------------------------------------------
                                   SHAREHOLDERS' EQUITY                                    FIRST RIGHTS
                          ---------------------------------------                     -----------------------    TOTAL
                                 ADDITIONAL COMPENSATION          GENERAL             ASSIGNED                  LIMITED
                          COMMON  PAID-IN    PAYABLE IN  RETAINED PARTNER'S           CAPITAL     DEFERRED     PARTNERS'
                          STOCK   CAPITAL   COMMON STOCK EARNINGS INTEREST    BACS     VALUE    COMPENSATION   INTEREST    TOTAL
                          ------ ---------- ------------ -------- --------  --------- --------  -------------  ---------  --------
Balance, December 31,
 1991.................... $--    $  --      $  --        $ --     $(5,066 ) $  71,499 $ 19,114     $(2,684)    $  87,929  $ 82,863
  First Rights conversion
   to BACs...............  --       --         --          --       --         12,407  (12,407)     --            --         --
  First Rights grants and
   amortization..........  --       --         --          --       --         --        2,395       2,175         4,570     4,570
  Cash distributions
   declared..............  --       --         --          --      (9,257 )   (35,250)    --        --           (35,250)  (44,507)
  Net income for the
   year..................  --       --         --          --       7,218      27,483    --         --            27,483    34,701
                          ------ ---------- ------------ -------- --------  --------- --------  -------------  ---------  --------
Balance, December 31,
 1992....................  --       --         --          --      (7,105 )    76,139    9,102        (509)       84,732    77,627
  First Rights conversion
   to BACs...............  --       --         --          --       --          6,042   (6,072)     --               (30)      (30)
  First Rights grants and
   amortization..........  --       --         --          --       --         --        5,791         509         6,300     6,300
  Cash distributions
   declared..............  --       --         --          --      (9,821 )   (37,396)    --        --           (37,396)  (47,217)
  Net income for the
   year..................  --       --         --          --       9,529      36,284    --         --            36,284    45,813
                          ------ ---------- ------------ -------- --------  --------- --------  -------------  ---------  --------
Balance, December 31,
 1993....................  --       --         --          --      (7,397 )    81,069    8,821      --            89,890    82,493
  First Rights conversion
   to BACs...............  --       --         --          --       --          5,778   (5,838)     --               (60)      (60)
  First Rights grants....  --       --         --          --       --         --        9,268      --             9,268     9,268
  Cash distributions
   declared..............  --       --         --          --     (10,596 )   (40,346)    --        --           (40,346)  (50,942)
  Net income for the year
   (Note 1)..............  --       --         --         53,342   15,726      59,882    --         --            59,882   128,950
  Conversion (Note 1)....   181    103,935     12,251      --       2,267    (106,383)  (12,251)     --         (118,634)    --
                          ------ ---------- ------------ -------- --------  --------- --------  -------------  ---------  --------
Balance, December 31,
 1994.................... $ 181  $ 103,935  $  12,251    $53,342  $ --      $  --     $  --        $--         $  --      $169,709
                          ------ ---------- ------------ -------- --------  --------- --------  -------------  ---------  --------
                          ------ ---------- ------------ -------- --------  --------- --------  -------------  ---------  --------

                       See Notes to Financial Statements.

                            POLARIS INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1994        1993        1992
                                                                               ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................................  $  128,950  $   45,813  $   34,701
  Adjustments to reconcile net income to cash flow from operating activities
    Depreciation.............................................................      18,599      12,446       9,830
    Amortization.............................................................       5,053       7,166       7,427
    First Rights compensation................................................       9,268       6,300       4,570
    Deferred income taxes....................................................     (65,000)     --          --
    Changes in current operating items
      Trade receivables......................................................      (8,360)     (4,465)     (6,372)
      Inventories............................................................     (36,657)    (14,481)    (10,528)
      Accounts payable.......................................................      22,810      11,176      11,605
      Accrued expenses.......................................................      32,306      12,977       1,167
      Income taxes payable...................................................       7,401       4,124       3,154
      Other..................................................................      (2,701)     (1,733)       (238)
                                                                               ----------  ----------  ----------
        Net cash provided by operating activities............................     111,669      79,323      55,316
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.........................................     (32,529)    (18,126)    (12,295)
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions.........................................................     (50,057)    (46,493)    (44,025)
                                                                               ----------  ----------  ----------
        Increase (decrease) in cash and cash equivalents.....................      29,083      14,704      (1,004)
CASH AND CASH EQUIVALENTS
  Beginning..................................................................      33,798      19,094      20,098
                                                                               ----------  ----------  ----------
  Ending.....................................................................  $   62,881  $   33,798  $   19,094
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                       See Notes to Financial Statements.

                            POLARIS INDUSTRIES INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION: Polaris Industries Inc. (the Corporation) was formed for the purpose of effecting the conversion of Polaris Industries Partners L.P., a Delaware limited partnership (the Partnership), from a publicly traded limited partnership to a publicly traded corporation on December 22, 1994 (the Conversion). The Corporation issued 16,010,441 shares of $0.01 par value common stock to the Partnership's Limited Partners in exchange for their limited partner interests, 2,100,243 shares of common stock to the affiliates of EIP Associates L.P. (the General Partner) in exchange for the entire general partnership interests and rights and ultimately 312,500 shares of common stock to the holders of 312,500 First Rights. As a result of the Conversion, the Corporation owns all of the general and limited partnership interests in the Partnership. The Corporation had no operations prior to the conversion and is continuing the business of the Partnership with the same operating management, but without management involvement by the General Partner. The activities of the Partnership and the Corporation are referred to herein as activities of the Company.

    The Conversion has been accounted for as a reorganization of affiliated entities, with the assets and liabilities of the Partnership recorded at their historical cost basis, except that deferred taxes relating to the temporary differences between the financial reporting and the income tax bases of certain assets and liabilities at the date of the Conversion were recorded by the Corporation (Note 5). The statements of operations, shareholders' equity and cash flows for 1992, 1993 and for 1994 through the date of the Conversion reflect the operations of the Partnership. The costs of the Conversion were recorded as an expense of the Corporation in the statement of operations at the time of the Conversion. Other than the effect of recording deferred taxes and the costs of the Conversion, net income for the year ended December 31, 1994, has been prorated between retained earnings of the Corporation and partners' capital of the Partnership for purposes of the statement of shareholders' equity.

    BUSINESS: The Company is engaged in a single industry segment consisting of the design, engineering and manufacture of recreational and utility vehicles and markets them together with related parts, garments and accessories through a network of dealers, distributors and its Canadian subsidiary.

    BASIS OF PRESENTATION: The financial statements of the Company include the accounts of the Corporation, the Partnership and its Canadian subsidiary. All significant intercompany transactions and balances have been eliminated in the combination.

    CASH EQUIVALENTS:    The Company  considers  all highly  liquid  investments
purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORIES:   Inventories  are  stated  at the  lower  of  cost  (first-in, first-out method) or market.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                                   YEARS
                                                                 ---------
Building and improvements......................................    10 - 20
Equipment and tooling..........................................     1 -  7
Cost in excess of net assets of business acquired..............         40
Other intangibles..............................................     5 - 17

    Fully  depreciated  tooling  is  eliminated  from  the  accounting   records
annually.

    The Company reviews its intangibles quarterly to determine potential impairment by comparing the carrying value of the intangibles with expected future net cash flows provided by operating activities of the business. Should the sum of the expected future net cash flows be less than the

                            POLARIS INDUSTRIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the business. Fair value will be determined based on appraised market value. To date, management has determined that no impairment of intangibles exists.

    PRODUCT WARRANTIES: The Company provides for estimated normal and extended warranty costs at the time of sale to distributors and dealers and for other costs associated with specific items at the time their existence and amounts are determinable.

    RECLASSIFICATION: For the years ended December 31, 1993 and 1992, the Company has reclassified certain expenses to be consistent with the classification adopted for the current year's statement of operations presentation.

    FOREIGN CURRENCY: The Canadian subsidiary maintains its books of record using Canadian currency and uses United States currency as the functional currency. Canadian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect. Translation and exchange gains and losses are reflected in earnings.

    FOREIGN EXCHANGE CONTRACTS: The Company enters into foreign exchange contracts to hedge certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary; market value gains and losses are recognized at the time of purchase or transfer of funds, respectively.

    REVENUE RECOGNITION: Revenues are recognized at the time of delivery to the dealer or distributor. The Company has not historically recorded an allowance for product returns because such returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 4), have not been material. However, management intends to record a return allowance when it becomes probable such returns will be material. The Company provides for estimated sales promotion expenses at the time of sale to the dealer or distributor customer.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to operations as incurred and totaled $13,465,000, $11,145,000 and $7,396,000 for 1994, 1993 and 1992, respectively. These costs are included as a component of cost of sales on the accompanying statements of operations.

    NET INCOME PER SHARE: Net income per share is calculated based on the weighted average number of common and common equivalent shares outstanding during 1994 as if the conversion transaction discussed above occurred at the beginning of the year. Common equivalent shares represent the number of shares issuable upon conversion of the rights outstanding. Net income per share is not applicable for 1993 or 1992 because the Company was a partnership in those years.

    CASH DISTRIBUTIONS FROM OPERATIONS: Prior to the Conversion, cash distributions from operations were determined at the discretion of the General Partner and were allocated 79.2 percent to the limited partners and 20.8 percent to the General Partner.

                            POLARIS INDUSTRIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Cash on deposit with United States financial institutions..............  $      10  $     522
Cash on deposit with a Canadian financial institution
 (in US dollars).......................................................     12,553      3,469
Investment in institutional and government fund........................     20,352     29,807
Commercial paper.......................................................     29,966     --
                                                                         ---------  ---------
                                                                         $  62,881  $  33,798
                                                                         ---------  ---------
                                                                         ---------  ---------

    The Company maintains cash in deposit accounts which frequently exceed United States and Canadian insured limits. Management places deposits with financial institutions only after evaluating the institution's financial strength.

    The Company invests in an institutional and government fund, consisting of a portfolio of money market instruments with an average weighted maturity of not more than 90 days, including those of the United States government, banker's acceptances, time deposits, certificate of deposits and certain high grade commercial paper, nonconvertible corporate debt and loan participation interest.

    The Company also invests in commercial paper, consisting of corporate debt securities with maturities of not more than 90 days. At December 31, 1994, the investment in corporate debt securities is diversified among five high credit quality issuers in various industries. The commercial paper is classified as available for sale and as such, is stated at fair value, which at December 31, 1994, approximated amortized cost. During 1994, the Company purchased $109,966,000 of commercial paper and realized proceeds of $80,000,000 from sales of commercial paper.

NOTE 3.  INVENTORIES
    The major components of inventories are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Raw materials..........................................................  $  32,717  $  21,571
Service parts..........................................................     29,067     23,379
Finished goods.........................................................     26,930      7,107
                                                                         ---------  ---------
                                                                         $  88,714  $  52,057
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE 4.  FINANCING

    BANK FINANCING: The Company has an unsecured bank line of credit arrangement to meet seasonal short-term financing needs with a maximum available of $40,000,000. Interest is charged at the prime interest rate, C.D.-based or LIBOR-based rates, and the agreement expires on May 1, 1995. The Company is currently in negotiations to obtain a $125,000,000 unsecured bank line of credit arrangement to replace its current line of credit arrangement.

    CUSTOMER FINANCING PROGRAM: Unrelated finance companies provide floor plan financing to distributors and dealers on the purchase of the Company's products. The amount financed by distributors and dealers under these arrangements at December 31, 1994, was approximately $108,000,000. The Company has agreed to repurchase products repossessed by the finance companies to an annual maximum of 15 percent of the average amounts outstanding during the prior calendar year. The financial exposure under these arrangements is limited to the difference between the amount paid to

                            POLARIS INDUSTRIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  FINANCING (CONTINUED)
the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, the Company will from time to time pay a specified portion of the floor plan interest expense payable by its distributors and dealers.

    Cash payment for interest amounted to $12,121,000, $8,348,000 and $6,764,000 in 1994, 1993 and 1992, respectively.

NOTE 5.  INCOME TAX MATTERS AND CHANGE IN TAX STATUS
    The Partnership was not a taxpaying entity for United States federal and state income tax purposes and its taxable income was passed through to the BAC holders and to the General Partner. The Canadian subsidiary is a corporation which is subject to Canadian federal and provincial income taxes, at a current combined effective rate of 44 percent.

    As a result of the Conversion, the Corporation, as a taxable entity, recorded a net deferred tax asset of $65,000,000 with a corresponding credit to income tax expense, for the following temporary differences between financial reporting and income tax bases (in thousands):

Current assets:
  Inventories.....................................................  $   5,100
  Accrued expenses................................................     13,300
  Compensation payable in common stock............................      1,600
                                                                    ---------
    Total current.................................................     20,000
                                                                    ---------

Noncurrent assets:
  Cost in excess of net assets of business acquired (a)...........     39,500
  Property and equipment..........................................      1,700
  Compensation payable in common stock............................      3,800
                                                                    ---------
    Total noncurrent..............................................     45,000
                                                                    ---------

Less valuation allowance..........................................     --
                                                                    ---------
    Total.........................................................  $  65,000
                                                                    ---------
                                                                    ---------

- ------------------------
(a) The Corporation received a step-up in the tax basis of the assets of the Partnership, which resulted in a deferred tax asset. There was no step-up for financial statement purposes.

    The Company made cash payments for income taxes of $4,119,000, $3,227,000 and $1,483,000 in 1994, 1993 and 1992, respectively.

NOTE 6.  EMPLOYEE BENEFIT PLANS
    The Company has various employee benefit plans for management and employees. A summary of these plans follows:

    BONUS AND PROFIT SHARING PLANS:   A bonus and  profit sharing plan has  been
established with amounts determined annually based upon a predetermined formula. In addition, the Company has an employee retirement savings plan.

    COMPENSATION PAYABLE IN COMMON STOCK: The Company has an employee benefit plan which provides for the issuance of rights which convert to shares of common stock as an incentive for management and employees. The rights require no cash payments by the recipients. Of such rights,

                            POLARIS INDUSTRIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  EMPLOYEE BENEFIT PLANS (CONTINUED)
900,000 have been reserved for issuance to nonmanagement employees (the Employee
Plan) and 1,500,000 have been reserved for issuance to middle management and senior management (the Management Plan). Rights will not be granted after December 31, 1999, and expire January 1, 2003.

    Rights under the Employee Plan are vested when granted. Rights under the Management Plan are earned but contain vesting provisions up to three years and terminate if employment ceases prior to the issuance of the related common stock.

    As of December 31, 1994, 215,500 rights under the Management Plan and 97,000 rights under the Employee Plan, respectively, are outstanding as summarized below:

                                                                                     OUTSTANDING
                                                                                       AT END
                                              GRANTED    CONVERTED      FORFEITED      OF YEAR
                                             ---------  ------------  -------------  -----------
1992.......................................    105,000    (1,205,784)      --           580,022
1993.......................................    171,594      (433,356)      --           318,260
1994.......................................    220,597      (226,357)      --           312,500

    The Company records the rights at fair market value on the date of grant and accrues the related compensation expense throughout the year. However, prior to 1993, deferred compensation was recognized for portions of rights granted under the Management Plan, since certain conversion criteria had not been achieved at that date.

    Cash and noncash compensation expense recorded under these employee benefit plans was $37,512,000, $22,538,000 and $15,969,000 for 1994, 1993 and 1992,
respectively. Accrued compensation includes approximately $28,243,000 and $16,236,000 for certain of these plans at December 31, 1994 and 1993, respectively.

NOTE 7.  FOREIGN OPERATIONS
    United States operations include export sales (excluding sales in Canada) of $36,049,000, $27,179,000 and $21,091,000 for 1994, 1993 and 1992, respectively.

    The following data relates to Canadian operations (in thousands of United States dollars):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1994         1993        1992
                                                          -----------  -----------  ---------
Sales...................................................  $   129,689  $   106,664  $  99,286
Operating income........................................       12,116        6,887      6,541
Identifiable assets.....................................       19,620       15,248     16,639

NOTE 8.  COMMITMENTS AND CONTINGENCIES

    DIVIDENDS: On January 26, 1995, the Company declared a regular dividend of $0.15 per share to holders of record on February 6, 1995, payable on February 15, 1995, and a special dividend of $1.92 per share to holders of record on March 17, 1995, payable on April 1, 1995. Management has recommended to the Company's Board of Directors that it establish an initial cash dividend rate of $0.15 per share per quarter and pay two additional special cash distributions, each of $1.92 per share, payable during the third and fourth quarters of 1995. Management expects to incur indebtedness of up to $70,000,000 in connection with the payment of the special cash distributions.

    CANADIAN INCOME TAX EXAMINATION: In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Canadian subsidiary and transfer pricing matters, for additional income taxes payable by the Company's Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments may also affect

                            POLARIS INDUSTRIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED) the Company's Canadian income tax expense for years subsequent to 1988. The Company was informed of the Canadian income tax authorities' intent to initiate an audit of the tax years 1989 through 1991. Management continues to vigorously contest certain of the proposed adjustments. Management does not believe that the outcome of this matter will have a materially adverse impact on the financial position or continuing operations of the Company. Income taxes payable reflected on the accompanying December 31, 1994 and 1993, balance sheets include $14,265,000 and $6,824,000, respectively, related to certain open tax years in Canada and the United States.

    PRODUCT LIABILITY: The Company is subject to product liability claims in the normal course of business and has elected not to insure for product liability losses. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is determinable. At December 31, 1994 and 1993, the Company has accrued $4,957,000 and $3,513,000, respectively, in connection with product liability claims.

    LITIGATION: The Company is a defendant in lawsuits and subject to claims arising in the normal course of business. While it is not feasible to determine the outcome of any of these cases, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position or operations of the Company.

    WORKERS' COMPENSATION AND HEALTH BENEFITS: The Company is self-insured for workers' compensation losses and employee health benefits. The costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is determinable.

    MAJOR SUPPLIER: During 1994, 1993 and 1992, purchases totaling 26 percent of the Company's cost of sales were from a single supplier. The Company has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

    DERIVATIVE FINANCIAL INSTRUMENTS: The Company enters into foreign exchange contracts to hedge certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. The purpose of the Company's foreign exchange contracts is to protect it from the risk that the eventual dollar cash flows resulting from the purchase commitments and transfers of funds from its Canadian subsidiary will be adversely affected by changes in exchange rates. At December 31, 1994, the Company had no open foreign exchange contracts.

    LETTERS OF CREDIT: At December 31, 1994, the Company has open letters of credit totaling approximately $15,500,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

    LEASES: The Company leases warehouse and office space from a partnership controlled by certain directors under an operating lease agreement expiring in 1997. The lease requires payments of $458,000 annually plus other costs. In addition, the Company leases other buildings and equipment from unrelated parties under noncancelable operating leases. Total rent expense under all lease agreements was $1,570,000, $1,643,000 and $1,564,000 for 1994, 1993 and 1992,
respectively. Future minimum payments, exclusive of other costs, required under noncancelable operating leases at December 31, 1994, total $1,797,000 cumulatively through 1998.

NOTE 9.  SUBSEQUENT EVENT
    Subsequent to year end, the Company entered into a shareholder agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing, USA (Robin). Under the agreement, the Company will initially invest $800,000 for a 40 percent ownership position in Robin. Robin will build engines in the United States for recreational and industrial products.

                            POLARIS INDUSTRIES INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  PRO FORMA INFORMATION
    Pro forma information is presented to assist in comparing the continuing results of operations of the Company for 1994, 1993 and 1992 exclusive of the Conversion costs and as if the Company was a taxable corporation for these years. The pro forma provision for income taxes has been calculated at a rate of 38 percent, which reflects a combined federal and state statutory rate, net of related research and development credits and foreign sales corporation benefits. The weighted average number of BACs and BAC equivalents has been retroactively adjusted to reflect the issuance of an equal number of shares of common stock to the Partnership's Limited Partners in exchange for the number of BACs outstanding and the issuance of 2,100,243 shares of common stock to the affiliates of the General Partner in exchange for the general partnership interests.

NOTE 11.  QUARTERLY FINANCIAL DATA
(Unaudited) (In Thousands, Except Per Share Data)

                                                                                                        PRO FORMA
                                                                                           PRO FORMA   NET INCOME
                                                                   GROSS         NET      NET INCOME    PER SHARE
                                                      SALES       PROFIT       INCOME      (NOTE 10)    (NOTE 10)
                                                   -----------  -----------  -----------  -----------  -----------
1994:
  First Quarter..................................  $   145,471  $    27,858  $     8,566   $   6,144    $     .33
  Second Quarter.................................      180,884       34,252       10,542       7,348          .40
  Third Quarter..................................      258,370       63,673       31,503      21,611         1.18
  Fourth Quarter.................................      241,561       57,500       78,339      19,600         1.06
                                                   -----------  -----------  -----------  -----------
  Totals.........................................  $   826,286  $   183,283  $   128,950   $  54,703    $    2.97
                                                   -----------  -----------  -----------  -----------       -----
                                                   -----------  -----------  -----------  -----------       -----

1993:
  First Quarter..................................  $   107,115  $    23,264  $     6,138   $   4,703    $     .26
  Second Quarter.................................      111,235       26,996        6,542       4,702          .26
  Third Quarter..................................      166,803       43,044       18,762      12,907          .70
  Fourth Quarter.................................      142,858       36,983       14,371      10,715          .59
                                                   -----------  -----------  -----------  -----------
  Totals.........................................  $   528,011  $   130,287  $    45,813   $  33,027    $    1.81
                                                   -----------  -----------  -----------  -----------       -----
                                                   -----------  -----------  -----------  -----------       -----

1992:
  First Quarter..................................  $    70,227  $    15,613  $     2,133   $   1,642    $     .09
  Second Quarter.................................       85,467       22,293        6,181       4,441          .25
  Third Quarter..................................      121,548       36,343       15,850      10,815          .60
  Fourth Quarter.................................      106,576       30,677       10,537       7,704          .43
                                                   -----------  -----------  -----------  -----------
  Totals.........................................  $   383,818  $   104,926  $    34,701   $  24,602    $    1.37
                                                   -----------  -----------  -----------  -----------       -----
                                                   -----------  -----------  -----------  -----------       -----

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Polaris Industries Inc.
Minneapolis, Minnesota

    Our audit of the financial statements of POLARIS INDUSTRIES INC. (formerly Polaris Industries Partners L.P.) included schedule II contained herein, for the years ended December 31, 1994, 1993 and 1992.

    In our opinion, the schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.

                                          McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 2, 1995

                            POLARIS INDUSTRIES INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 BALANCE AT    ADDITIONS                  BALANCE AT
                                                                  BEGINNING   CHARGED TO                    END OF
                                                                  OF PERIOD     EXPENSE     DEDUCTIONS      PERIOD
                                                                 -----------  -----------  -------------  -----------
For the Year Ended December 31, 1992:
  Allowance for doubtful accounts..............................   $     398    $     176   $    (295)(a)   $     279
  Warranty reserve.............................................       4,738        7,230      (6,263)(b)       5,705
  Product liability claims reserve.............................       2,156          500        (198)(c)       2,458
  Workers' compensation claims reserve.........................         180          471        (349)(c)         302
For the Year Ended December 31, 1993:
  Allowance for doubtful accounts..............................         279          482        (196)(a)         565
  Warranty reserve.............................................       5,705       14,220      (8,513)(b)      11,412
  Product liability claims reserve.............................       2,458        1,250        (195)(c)       3,513
  Workers' compensation claims reserve.........................         302          351        (390)(c)         263
For the Year Ended December 31, 1994:
  Allowance for doubtful accounts..............................         565          294         (26)(a)         833
  Warranty reserve.............................................      11,412       28,142     (15,716)(b)      23,838
  Product liability claims reserve.............................       3,513        1,500         (56)(c)       4,957
  Workers' compensation claims reserve.........................         263          608        (393)(c)         478
  Health benefits reserve......................................      --            1,141        (321)(c)         820

- ------------------------
(a)  Uncollected receivables written off, net of recoveries.

(b)  Warranty credits issued, net of recoveries.

(c)  Claims paid.

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1994

  EXHIBIT
   NUMBER     DESCRIPTION
- ------------  -----------------------------------------------------------------------------------------------------
       3.(a)  Articles  of Incorporation of  Polaris Industries Inc.  (the "Company"), as  amended, incorporated by reference to Exhibit 3(a)  to the Company's  Registration Statement on Form  S-4 (No. 33-55769)  (the
              "Form S-4").
         (b)  Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Form S-4.
       4.     Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
      10.(a)  Agreement  for Deferred Compensation and  Disability Income and Amendment No.  1 thereto with W. Hall
              Wendel, Jr.
         (b)  Profit Sharing Plan, incorporated by reference to Exhibit 10(f) to the Form S-1.
         (c)  Retirement Savings Plan, incorporated by reference to Exhibit 10(g) to the Form S-1.
         (d)  1987 Management Ownership Plan, incorporated by reference to Exhibit 10(h) to the Form S-1.
         (e)  1987 Employee Ownership Plan, incorporated by reference to Exhibit 10(i) to the Form S-1.
         (f)  Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Form S-1.
         (g)  Plymouth, Minnesota, Executive Office Lease, incorporated by  reference to Exhibit 10(m) to the  Form
              S-1.
         (h)  Transamerica  Commercial Finance Corporation, formerly Borg Warner Acceptance Corporation, Repurchase
              Agreement, incorporated by reference to Exhibit 10(p) to the Form S-1.
         (i)  First Bank National Association, formerly First  National Bank of Minneapolis, Credit Agreement  (the
              "Credit Agreement"), incorporated by reference to Exhibit 19 to the Partnership's Quarterly Report on
              Form 10-Q, dated as of November 12, 1987.
         (j)  Fourth Amendment to the Credit Agreement.
         (k)  Shareholder Agreement with Fuji Heavy Industries Ltd.
         (l)  Registration  Rights Agreement  between and  among the  Company, Victor  K. Atkins,  EIP I  Inc., EIP
              Holdings Inc. and LB I Group Inc.
      11.     Statement re: Computation of per share earnings.
     21.      Subsidiaries of Registrant.
      23.     Consent of McGladrey & Pullen, LLP.
      24.     Power of Attorney.
      27.     Financial Data Schedule.