Form 10-Q
period 1995-03-31
POLARIS INDUSTRIES INC/MN
filed 1995-05-15
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995
                              -----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ----------------------

Commission File Number               1-11411
                      ----------------------------------------------------------

                             Polaris Industries Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                        41-1790959
- --------------------------------------------------------------------------------
     (State or other jurisdiction                           (IRS Employer
     of incorporation or organization)                      Identification No.)

            1225 Highway 169 North,  Minneapolis, MN           55441
- --------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                 (612) 542-0500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X              No
                              -----              -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of May 10, 1995, 18,206,258 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.

                                TABLE OF CONTENTS



Part I.       FINANCIAL INFORMATION

   Item 1 - Financial Statements

       Balance Sheets                                            Pg.  3
       Statements of Operations                                  Pg.  4
       Statements of Cash Flows                                  Pg.  5
       Statement of Shareholders' Equity                         Pg.  6
       Notes to Financial Statements                             Pg.  7

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

       Results of Operations                                     Pg.  9
       Cash Dividends and Special Cash Distributions             Pg. 10
       Liquidity and Capital Resources                           Pg. 10
       Inflation and Exchange Rates                              Pg. 11

Part II       OTHER INFORMATION                                  Pg. 13

   Item 1 - Legal Proceedings
   Item 2 - Changes in Securities
   Item 3 - Defaults upon Senior Securities
   Item 4 - Submission of Matters to a Vote
              of Security Holders
   Item 5 - Other Information
   Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                   Pg. 14

                             POLARIS INDUSTRIES INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


ASSETS                                                              March 31, 1995    December 31, 1994
                                                                    --------------    -----------------
                                                                      (Unaudited)
Current Assets
  Cash and cash equivalents                                              $38,878             $62,881
  Trade receivables                                                       26,005              29,700
  Inventories                                                            105,365              88,714
  Prepaid expenses and other                                               4,572               5,194
  Deferred tax assets                                                     16,000              20,000
                                                                          ------              ------
             Total current assets                                        190,820             206,489
                                                                         -------             -------

Deferred Tax Assets                                                       44,000              45,000
                                                                          ------              ------
Property and Equipment, at cost, net of accumulated
  depreciation of $44,464 in 1995 and $38,368 in 1994                     59,238              53,661
                                                                          ------              ------
Intangible Assets
  Cost in excess of net assets of business acquired, net
    of amortization of $5,910 in 1995 and $5,722 in 1994                  24,768              24,956
  Other, net of amortization of $2,448 in 1995 and $2,421 in 1994          1,033               1,060
                                                                           -----               -----
             Total intangible assets                                      25,801              26,016
                                                                          ------              ------

                  Total Assets                                          $319,859            $331,166
                                                                        --------            --------
                                                                        --------            --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                       $68,074             $58,932
  Distributions payable                                                   34,956              12,736
  Accrued expenses                                                        55,440              74,634
  Income taxes payable                                                    14,864              15,155
                                                                          ------              ------
             Total current liabilities                                   173,334             161,457
                                                                         -------             -------

Shareholders' Equity
  Common stock                                                               182                 181
  Additional paid in capital                                             108,806             103,935
  Compensation payable in common stock                                     8,928              12,251
  Retained earnings                                                       28,609              53,342
                                                                          ------              ------
             Total shareholders' equity                                  146,525             169,709
                                                                         -------             -------
                  Total Liabilities and Shareholders'
                    Equity                                              $319,859            $331,166
                                                                        --------            --------
                                                                        --------            --------


                        See Notes to Financial Statements

                             POLARIS INDUSTRIES INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                              For the Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                             1995                1994
                                                             ----                ----
Sales                                                    $254,793            $145,471
Cost of Sales                                             208,078             117,613
                                                          -------             -------

      Gross profit                                         46,715              27,858

Operating Expenses                                         27,098              18,020
                                                           ------              ------

      Operating income                                     19,617               9,838

Nonoperating Expense (Income), net                         (1,255)                (72)
                                                           ------                 ---
      Income before income taxes                           20,872               9,910

Provision for Income Taxes                                  7,932               1,344
                                                            -----               -----

      Net Income                                          $12,940              $8,566
                                                          -------              ------
                                                          -------              ------

Net Income Per Share                                        $0.70
                                                            -----
                                                            -----

Weighted Average Number of Common and
      Common Equivalent Shares Outstanding                 18,523              18,407
                                                           ------              ------
                                                           ------              ------

PRO FORMA INFORMATION (NOTE 7)
      Income before income taxes                                               $9,910
      Provision for income taxes                                                3,766
                                                                                -----
            Net income                                                         $6,144
                                                                               ------
                                                                               ------
      Net income per share                                                      $0.33
                                                                                -----
                                                                                -----


                        See Notes to Financial Statements

                             POLARIS INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                              For the Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                             1995                1994
                                                             ----                ----
Cash Flows From Operating Activities
      Net Income                                          $12,940              $8,566
      Adjustments to reconcile net income to
        cash flow from operating activities
           Depreciation                                     6,047               4,418
           Amortization                                       215               1,787
           First Rights compensation                        1,614               1,786
           Deferred income taxes                            5,000                   -
           Changes in current operating items
              Trade receivables                             3,695                 571
              Inventories                                 (16,651)            (21,196)
              Accounts payable                              9,142               6,326
              Accrued expenses                            (19,194)            (11,528)
              Income taxes payable                           (291)               (523)
              Others, net                                     557                 362
                                                              ---                 ---
                Net cash provided by (used
                  in) operating activities                  3,074              (9,431)
                                                            -----              ------
Cash Flows From Investing Activities
      Purchase of property and equipment                  (11,624)             (5,474)
                                                          -------              ------
Cash Flows From Financing Activities
      Cash distributions to partners                      (12,736)            (11,851)
      Cash dividends to shareholders                       (2,717)                  -
                                                           ------             -------
                Net cash used in financing
                  activities                              (15,453)            (11,851)
                                                          -------             -------
              Increase (decrease) in cash
                and cash equivalents                      (24,003)            (26,756)
Cash and Cash Equivalents, Beginning                       62,881              33,798
                                                           ------              ------

Cash and Cash Equivalents, Ending                         $38,878              $7,042
                                                          -------              ------
                                                          -------              ------


                        See Notes to Financial Statements

                             POLARIS INDUSTRIES INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                   Compensation
                                                   Common         Additional        Payable in         Retained
                                                    Stock       Paid-In Capital        Stock           Earnings          Total
                                                    -----       ---------------        -----           --------          -----
Balance, December 31, 1994                           $181           $103,935          $12,251           $53,342        $169,709

First Rights conversion to common stock                 1              4,871           (4,937)                -             (65)

First Rights grants                                     -                  -            1,614                 -           1,614

Dividends declared                                      -                  -                -           (37,673)        (37,673)

Net Income for the period                               -                  -                -            12,940          12,940
                                                     ----           --------           ------            ------          ------

Balance, March 31, 1995                              $182           $108,806           $8,928           $28,609        $146,525
                                                     ----           --------           ------           -------        --------
                                                     ----           --------           ------           -------        --------


                        See Notes to Financial Statements

                             POLARIS INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.


NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):

                                   March 31, 1995      December 31, 1994
                                   --------------      -----------------
          Raw Materials                  $31,772             $32,717
          Service Parts                   27,703              29,067
          Finished Goods                  45,890              26,930
                                         -------             -------
                                        $105,365             $88,714
                                        --------             -------
                                        --------             -------


NOTE 3.   FINANCING AGREEMENT

          Through the first quarter of 1995, the Company had an unsecured bank line of credit arrangement to meet seasonal short-term financing needs with a maximum available of $40,000,000. Interest was charged at the prime interest rate, C.D.-based or LIBOR-based rates. That line of credit agreement was replaced with a new $125 million unsecured bank line of credit arrangement dated as of May 8, 1995.


NOTE 4.   DIVIDEND PAYABLE

          On January 26, 1995, the Board of Directors of the Company declared a special cash distribution of $1.92 per share payable on April 1, 1995, to holders of record on March 17, 1995. This special cash distribution totals approximately $34,956,000.


NOTE 5.   COMMITMENTS AND CONTINGENCIES

          The Company has elected not to insure for product liability losses. The estimated costs resulting from any losses are charged to operating

NOTE 5.   COMMITMENTS AND CONTINGENCIES
          (cont'd)

          expenses when it is probable a loss has been incurred and the amount of the loss is determinable.

          The Company is a defendant in lawsuits and subject to claims arising in the normal course of business. While it is not feasible to determine the outcome of any of these cases, it is the opinion of management that their outcomes will not, in the aggregate, have a material adverse effect on the financial position or operations of the Company.

          In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Canadian subsidiary of the Company's predecessor and transfer pricing matters, for additional income taxes payable by the Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments may also affect the Company's Canadian income tax expense for years subsequent to 1988. The Canadian income tax authorities have recently initiated an audit of the tax years 1989 through 1991. Management continues to vigorously contest certain of the proposed adjustments. Management does not believe that the outcome of this matter will have a materially adverse impact on the financial position or operations of the Company.


NOTE 6.   SUBSEQUENT EVENTS

          On April 18, 1995, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on May 15, 1995, to holders of record on May 3, 1995.

          On April 25, 1995, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed secondary offering of 1,836,852 shares of the Company's common stock. The Company will issue no new shares and will receive none of the proceeds of the sale.


NOTE 7.   PRO FORMA INFORMATION

          Pro forma information for 1994 is presented to assist in comparing the continuing results of operations of the Company as if the Company were a taxable corporation throughout 1994. The pro forma provision for income taxes has been calculated at an effective tax rate of 38 percent.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (the "Company"), for the quarters ended March 31, 1995 and 1994. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales increased to $254.8 million in the first quarter of 1995, representing a 75 percent increase over the $145.5 million of sales for the same period in 1994. Total finished goods unit shipments for the 1995 period increased 85 percent over the same period in 1994. The increase in sales is attributable to a significant increase in sales of ATVs and PWC, due largely to continued strong demand and enhanced manufacturing capacity compared with the first quarter of 1994.

ATV unit sales volume in the first quarter of 1995 increased 119 percent over the comparable period in 1994, primarily because of the continued growth in the utility and sports-enthusiasts' markets and the improvement in product availability at the dealer level as a result of manufacturing capacity expansions.

PWC unit sales volume in the first quarter of 1995 increased 41 percent over the comparable period in 1994, primarily because of the fast growth in the PWC market and the introduction of models aimed at both the family and sports rider market segments. All Polaris PWC are now being assembled at the Company's new manufacturing facility in Spirit Lake, Iowa.

Sales of related parts, garments and accessories in the first quarter of 1995 increased 26 percent over the comparable period in 1994, as a result of increased sales volumes of the other product lines.

Gross profit of $46.7 million in the 1995 period represents a 68 percent increase over gross profit of $27.9 million for the same period in 1994. The gross profit margin percentage decreased to 18.3 percent for the first quarter of 1995 from 19.2 percent for the same period in 1994. This decrease in gross margin percentage is primarily a result of: (a) continued increases in raw material purchase prices for engines and certain other component parts because of the weakening of the U.S. dollar in relation to the Japanese yen; (b) increase in warranty expenses as a result of the emphasis on technological innovation and introduction of new high-performance

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


models; and (c) strengthening of the U.S. dollar in relation to the Canadian dollar which results in lower gross margins from the Company's Canadian subsidiary operation.

Operating expenses in the 1995 period increased $9.1 million (50 percent) over the 1994 period as a result of the sales volume increase, but as a percentage of sales, decreased to 10.6 percent for the first quarter of 1995 compared to 12.4 percent for the same period in 1994. The percentage decrease is due primarily to the Company's supporting an increasing level of sales without a corresponding increase in selling and administrative expenses.

The increase in nonoperating income for the 1995 period over the 1994 period is primarily attributable to investment income generated by higher cash and cash equivalent balances during the 1995 period compared to the same period in 1994.

CASH DIVIDENDS AND SPECIAL CASH DISTRIBUTIONS

On January 26, 1995, the Board of Directors of the Company declared a regular dividend of $0.15 per share payable on February 15, 1995, to holders of record on February 6, 1995, and a special cash distribution of $1.92 per share payable on April 1, 1995, to holders of record on March 17, 1995.

On April 18, 1995, the Board of Directors declared a regular cash dividend of $0.15 per share payable on May 15, 1995, to holders of record on May 3, 1995.

Management has recommended to the Board of Directors that it pay an initial cash dividend of $0.15 per share per quarter, and make two additional special cash distributions, each of $1.92 per share, payable during the third and fourth quarters of 1995. Management expects to incur indebtedness of up to $70 million in connection with the payment of the special cash distributions. The timing and amount of future dividends and distributions will be at the discretion of the Board of Directors and will depend, among other things, on continuing levels of performance and the financial strength of the Company. There can be no assurance that the recommended dividends or cash distributions for 1995 will be declared and paid.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. At March 31, 1995, the Company had no short-term debt and had utilized its bank line to the extent of letters of credit outstanding of $18.2

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations  (cont'd)


million related to purchase obligations for raw materials. During the first quarter of 1995, the Company had a $40 million unsecured bank line of credit arrangement with interest charged at the prime interest rate, C.D.-based or LIBOR-based rates. That line of credit was replaced with a new $125 million unsecured bank line of credit agreement dated as of May 8, 1995.

Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under the new line of credit arrangement will be sufficient to fund operations, regular dividends, special cash distributions and capital requirements for 1995.

INFLATION AND EXCHANGE RATES

The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Canadian dollar and Japanese yen have had a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. The material weakening of the U.S. dollar in relation to the yen during the latter part of the first quarter of 1995 did not have a material effect on the Company's cost of goods sold during the first quarter of 1995 due to the timing of engine purchases. In 1994, approximately 28 percent of the Company's cost of sales was attributable to purchases from Japanese suppliers. Accordingly, the Company anticipates that in future periods the devaluation of the U.S. dollar in relation to the yen will have an impact on cost of goods sold. However, management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors.

The Company operates in Canada through a wholly-owned subsidiary. Strengthening of the U.S. dollar in relation to the Canadian dollar has caused unfavorable foreign currency fluctuations from prior periods resulting in lower gross margin levels.

In the past, the Company has been a party to, and in the future may enter into, foreign hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 1995, the Company had certain open contracts to purchase Japanese yen and to sell Canadian dollars which mature throughout 1995.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations  (cont'd)


In February 1995, the Company entered into an agreement with Fuji Heavy Industries Ltd. to build engines in the United States for recreational and industrial products. Potential advantages to the Company of participation in such venture include reduced foreign exchange risk, lower shipping costs and less dependence on a single source for engines in the future. However, such benefits are not expected to be significant for some time.

POLARIS INDUSTRIES INC.


PART II.       OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
         None.

     ITEM 2 - CHANGES IN SECURITIES
         None.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

     ITEM 5 - OTHER INFORMATION
         None.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

         (a)   EXHIBITS

               Exhibit No. 10 - Credit Agreement by and between Polaris Industries Inc. and First Bank National Association and Bank of America Illinois, and First Union National Bank of North Carolina, dated May 8, 1995.

               Exhibit No. 11 - Computation of Per Share Earnings.

               Exhibit No. 27 - Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter for which this report was filed.

POLARIS INDUSTRIES INC.






                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POLARIS INDUSTRIES INC.
                                   (Registrant)




Date:   May 15, 1995               /s/ W. Hall Wendel, Jr.
                                   -----------------------
                                   W. Hall Wendel, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer



Date:   May 15, 1995               /s/ John H. Grunewald
                                   ---------------------
                                   John H. Grunewald
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   and Chief Accounting Officer)