Form 10-Q
period 1995-06-30
POLARIS INDUSTRIES INC/MN
filed 1995-08-07
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995
                               ---------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------
Commission File Number               1-11411
                      ------------------------------------------------------

                             Polaris Industries Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                             41- 1790959
--------------------------------------------------------------------------------
     (State or other jurisdiction                 (IRS Employer
   of incorporation or organization)              Identification No.)

             1225 Highway 169 North,  Minneapolis, MN      55441
--------------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

                             (612) 542-0500
--------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                     No
                          -------------              ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   As of August 1, 1995, 18,216,258 shares of Common Stock of the issuer were outstanding.

                              POLARIS INDUSTRIES INC.

                                TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheets                            Pg.   3
     Consolidated Statements of Operations                  Pg.   4
     Consolidated Statements of Cash Flows                  Pg.   5
     Consolidated Statement of Shareholders' Equity         Pg.   6
     Consolidated Notes to Financial Statements             Pg.   7

   Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations

          Results of Operations                                  Pg.   9
          Cash Dividends and Special Cash Distributions          Pg.  10
          Liquidity and Capital Resources                        Pg.  11
          Inflation and Exchange Rates                           Pg.  11

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

                              POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                June 30, 1995                December 31,
                                                                -------------                -----------
ASSETS                                                           (Unaudited)                    1994
                                                                                                ----
Current Assets:
  Cash and cash equivalent                                       $  18,130                     $62,881
  Trade receivables                                                 27,834                      29,700

  Inventories                                                      114,483                      88,714
  Prepaid expenses and other                                         3,474                       5,194

  Deferred tax assets                                               18,000                      20,000
                                                                  --------                     -------
          Total current assets                                     181,921                     206,489
                                                                  --------                     -------

DEFERRED TAX ASSETS                                                 42,000                      45,000
                                                                  --------                     -------
Property and Equipment, at cost, net of accumulated
    depreciation of $50,907 in 1995 and $38,368 in 1994             62,529                      53,661
Intangible Assets:                                                --------                     -------
  Cost in excess of net assets of business acquired, net
  of accumulated amortization of $6,097 in 1995 and
  $5,722 in 1994                                                    24,581                      24,956

  Other, net of accumulated amortization of $2,476 in 1995 and
  $2,421 in 1994                                                     1,005                       1,006
                                                                  --------                     -------
          Total intangible assets                                   25,586                      26,016
                                                                  --------                     -------

             Total Assets                                         $312,036                    $331,166
                                                                  --------                     -------
                                                                  --------                     -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $63,813                     $58,932
  Distributions payable                                             37,708                      12,736
   Accrued expenses                                                 77,880                      74,634
  Income taxes payable                                              12,692                      15,155
                                                                  --------                     -------
           Total current liabilities                               192,093                     161,457
                                                                  --------                     -------
Shareholders' Equity:

  Common stock                                                         182                         181
  Additional paid in capital                                       109,241                     103,935
  Compensation payable in common stock                               9,814                      12,251
  Retained earnings                                                    706                      53,342
                                                                  --------                     -------
          Total shareholders' equity                               119,943                     169,709
                                                                  --------                     -------

             Total Liabilities and Shareholders'
               Equity                                             $312,036                    $331,166
                                                                  --------                     -------
                                                                  --------                     -------

                  See Notes to Consolidated Financial Statements

                              POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                         Second Quarter               For the Six Months
                                                         Ended June 30,                    Ended June 30,
                                                         --------------                    --------------
                                                    1995                1994              1995             1994
                                                    ----                ----              ----             ----
Sales                                            $285,357            $180,884          $540,150         $326,355
Cost of Sales                                     227,323             146,632           435,401          264,245
                                                 --------            --------          --------         --------

    Gross profit                                   58,034              34,252           104,749           62,110


Operating Expenses                                 37,741              22,616            64,839           40,636
                                                 --------            --------          --------         --------


    Operating income                               20,293              11,636            39,910           21,474


Nonoperating Expense (Income), net                     76               (215)           (1,179)            (287)
                                                 --------            --------          --------         --------
    Income before income taxes                     20,217              11,851            41,089           21,761


Provision for Income Taxes                          7,682               1,309            15,614            2,653
                                                 --------            --------          --------         --------

    Net Income                                    $12,535             $10,542           $25,475          $19,108
                                                 --------            --------          --------         --------
                                                 --------            --------          --------         --------

Net Income Per Share                                $0.68                                 $1.38
                                                 --------                              --------
                                                 --------                              --------


Weighted Average Number of Common and
    Common Equivalent Shares Outstanding           18,527              18,407            18,527           18,407
                                                 --------            --------          --------         --------
                                                 --------            --------          --------         --------


Pro Forma Information (Note 6)
------------------------------
    Income before income taxes                                        $11,851                            $21,761

    Provision for income taxes                                          4,503                              8,269
                                                                     --------                           --------
         Net income                                                    $7,348                            $13,492
                                                                     --------                           --------
                                                                     --------                           --------
    Net income per share                                                $0.40                              $0.73
                                                                     --------                           --------
                                                                     --------                           --------

                 See Notes to Consolidated Financial Statements
                                       -4-

                              POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                     For the Six Months
                                                        Ended June 30,
                                                     ------------------
                                                       1995         1994
                                                       ----         ----
Cash Flows From Operating
Activities
     Net Income                                       $25,475      $19,108

     Adjustments to reconcile net income to
       cash flow from operating activities
          Depreciation                                 12,539        9,053
          Amortization                                    430        3,569
          First Rights
          compensation                                  2,935        3,572
          Deferred income taxes                         5,000            -
          Changes in current operating items
              Trade receivables                         1,866         (764)
              Inventories                             (25,769)     (27,026)
              Accounts payable                          4,881       20,850
              Accrued expenses                          3,246         (324)
              Income taxes payable                     (2,463)        (235)
              Others, net                               1,655          260
                                                      --------     --------
                Net cash provided by (used
                 in) operating activities              29,795       28,063
                                                      --------     --------
Cash Flows From Investing Activities
     Purchase of property and equipment               (21,407)     (13,679)
                                                      --------     --------
Cash Flows From Financing Activities
     Cash distributions to partners                   (12,736)     (24,587)
     Cash dividends to shareholders                   (40,403)           -
                                                      --------     --------
                Net cash used in financing
                 activities                           (53,139)     (24,587)
                                                      --------     --------
             Decrease in cash and cash
     equivalents                                      (44,751)     (10,203)
Cash and Cash Equivalents, Beginning                   62,881       33,798
                                                      --------     --------
Cash and Cash Equivalents, Ending                     $18,130      $23,595
                                                      --------     --------
                                                      --------     --------

                 See Notes to Consolidated Financial Statements

                              POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                    UNAUDITED




                                                                                     Compensation
                                                      Common        Additional         Payable in        Retained
                                                       Stock       Paid-in Capital       Stock           Earnings         Total
                                                       -----       ---------------       -----           --------         -----
Balance, December 31, 1994                              $181          $103,935         $ 12,251           53,342        $169,709

First Rights conversion to common stock                    1             5,306           (5,372)               -             (65)

First Rights grants                                        -                 -            2,935                -           2,935

Dividends declared                                         -                 -                -          (78,111)        (78,111)

Net Income for the period                                  -                 -                -           25,475          25,475
                                                        ----          --------           ------           ------          ------
Balance, June 30, 1995                                  $182          $109,241           $9,814             $706        $119,943
                                                        ----          --------           ------           ------          ------
                                                        ----          --------           ------           ------          ------

                 See Notes to Consolidated Financial Statements

                              POLARIS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the previously filed Form 10-K. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

NOTE 2.   INVENTORIES

       The major components of inventories are as follows (in thousands):

                                  JUNE 30,1995    DECEMBER 31, 1994
                                 --------------  -------------------

          Raw Materials             $28,568        $32,717
          Service Parts              37,959         29,067
          Finished Goods             47,956         26,930
                                   ---------      -----------
                                   $114,483        $88,714
                                  -----------     -----------
                                  -----------     -----------
NOTE 3.   FINANCING AGREEMENT

          Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125,000,000. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 1998.

NOTE 4.   DIVIDEND PAYABLE

          On May 11, 1995, the Board of Directors of the Company declared a special cash distribution of $1.92 per share payable on July 5, 1995, to holders of record on June 9, 1995. This special cash distribution totals approximately $34,975,000. In addition, on May 11, 1995, the Board of

NOTE 4.   DIVIDEND PAYABLE
          (cont'd)

          Directors of the Company declared a regular quarterly cash dividend of $0.15 per share payable on August 15, 1995, to holders of record on August 3, 1995. This regular cash dividend totals approximately $2,733,000.


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

          In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Canadian subsidiary of the Company's predecessor and transfer pricing matters, for additional income taxes payable by the Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments will also affect the Company's Canadian income tax expense for years subsequent to 1988. The Canadian income tax authorities have initiated an audit of the tax years 1989 through 1991. Management continues to vigorously contest certain of the proposed adjustments. Management does not believe that the outcome of this matter will have a materially adverse impact on the financial position or operations of the Company.


NOTE 6.   PRO FORMA INFORMATION

          Pro forma information for 1994 is presented to assist in comparing the continuing results of operations of the Company as if the Company were a taxable corporation throughout 1994. The pro forma provision for income taxes has been calculated at an effective tax rate of 38 percent.

                                     Item 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (the "Company"), for the quarters and six-month periods ended June 30, 1995 and 1994. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft
(PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales increased to $285.4 million in the second quarter of 1995, representing a 58 percent increase over the $180.9 million of sales for the same period in 1994. Total finished goods unit shipments for the 1995 period increased 45 percent over the same period in 1994. The increase in sales is attributable to a significant increase in sales of snowmobiles and PWC, due largely to continued strong demand and enhanced manufacturing capacity compared with the second quarter of 1994.

Snowmobile unit sales volume in the second quarter of 1995 increased 142 percent over the comparable period in 1994 primarily because of the addition of the Spirit Lake, Iowa assembly plant that has enhanced overall production capacity, enabling the Company to manufacture and ship 1996 model snowmobiles earlier from the Roseau, Minnesota facility.

ATV unit sales volume in the second quarter of 1995 was approximately the same as the comparable period in 1994.

PWC unit sales volume in the second quarter of 1995 increased 40 percent over the comparable period in 1994, primarily because of the fast growth in the PWC market and the introduction of models aimed at both the family and sports rider market segments. All Polaris PWC are now being assembled at the Company's new manufacturing facility in Spirit Lake, Iowa.

Sales of related parts, garments and accessories in the second quarter of 1995 increased 33 percent over the comparable period in 1994, as a result of increased sales volumes of the other product lines.

Sales increased to $540.2 million for the year-to-date period ended June 30, 1995, representing a 66 percent increase over the $326.4 million of sales for the same period in 1994. Total finished goods unit shipments for the year-to-date 1995 period increased 62 percent over the same period in 1994.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

Gross profit of $58.0 million in the second quarter of 1995 represents a 69 percent increase over gross profit of $34.3 million for the same period in 1994. Gross profit of $104.7 million in the year-to-date period ended June 30, 1995 represents a 69 percent increase over gross profit of $62.1 million for the same period in 1994. The gross profit margin percentage increased to 20.3 percent for the second quarter of 1995 and to 19.4 percent for the year-to-date period ended June 30, 1995, from 18.9 percent for the second quarter and 19.0 percent for the year-to-date period in 1994. This increase in gross margin percentage is primarily a result of the change in product sales mix in 1995 since sales of snowmobiles generate higher gross margins than ATVs and PWC, offset by: (a) continued increases in raw material purchase prices for engines and certain other component parts because of the weakening of the U.S. dollar in relation to the Japanese yen; (b) an increase in warranty expenses as a result of the emphasis on technological innovation and introduction of new high-performance models; and (c) strengthening of the U.S. dollar in relation to the Canadian dollar which results in lower gross margins from the Company's Canadian subsidiary operation.

Operating expenses in the second quarter of 1995 increased $15.1 million (67 percent) over the comparable period in 1994 primarily as a result of the sales volume increase, and as a percentage of sales, increased to 13.2 percent for the second quarter of 1995 compared to 12.5 percent for the same period in 1994.
The percentage increase is due primarily to costs associated with a PWC dealer rebate promotion introduced in the second quarter of 1995 to help stimulate retail sales of one particular PWC model. Operating expenses in the year-to-date period ended June 30, 1995 increased $24.2 million (60 percent) over the comparable period in 1994, as a result of the sales volume increase, but as a percentage of sales, decreased to 12.0 percent for the year-to-date period of 1995 compared to 12.5 percent for the same period in 1994. The percentage decrease is due primarily to the Company's supporting an increasing level of sales without a corresponding increase in selling and administrative expenses.

The increase in nonoperating income for the year-to-date period ended June 30, 1995 over the 1994 period is primarily attributable to investment income generated by higher cash and cash equivalent balances during the 1995 period compared to the same period in 1994.

CASH DIVIDENDS AND SPECIAL CASH DISTRIBUTIONS

On April 18, 1995, the Board of Directors declared a regular cash dividend of $0.15 per share payable on May 15, 1995, to holders of record on May 3, 1995.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations  (cont'd)

On May 11, 1995, the Board of Directors of the Company declared a special cash distribution of $1.92 per share payable on July 5, 1995, to holders of record on June 9, 1995, and a regular dividend of $0.15 per share payable on August 15, 1995, to holders of record on August 3, 1995.

Management has recommended to the Board of Directors that it pay an initial cash dividend of $0.15 per share per quarter, and make an additional special cash distribution of $1.92 per share, payable during the fourth quarter of 1995. Management expects to incur indebtedness of up to $70 million in connection with the payment of the special cash distributions. The timing and amount of future dividends and distributions will be at the discretion of the Board of Directors and will depend, among other things, on continuing levels of performance and the financial strength of the Company. There can be no assurance that the recommended dividends or cash distributions for 1995 will be declared and paid.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. At June 30, 1995, the Company had no short-term debt and had letters of credit outstanding of $10.3 million related to purchase obligations for raw materials. Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125 million. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 1998.

Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, special cash distributions and capital requirements for 1995.

INFLATION AND EXCHANGE RATES

The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Canadian dollar and Japanese yen have had a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. The material weakening of the U.S. dollar in relation to the yen during 1995 has had a material effect on the Company's
                                      -11-

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations  (cont'd)

cost of goods sold during the second quarter of 1995. In 1994, approximately 28 percent of the Company's cost of sales was attributable to purchases from Japanese suppliers. The Company anticipates that in future periods the devaluation of the U.S. dollar in relation to the yen will continue to have a negative impact on cost of goods sold. However, management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors.

The Company operates in Canada through a wholly-owned subsidiary. Strengthening of the U.S. dollar in relation to the Canadian dollar has caused unfavorable foreign currency fluctuations from prior periods resulting in lower gross margin levels.

In the past, the Company has been a party to, and in the future may enter into, foreign hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 1995, the Company had certain open contracts to purchase Japanese yen and to sell Canadian dollars which mature throughout 1995.

In February 1995, the Company entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing U.S.A., Inc. ("Robin"). Under the terms of the agreement, the Company has a 40 percent ownership interest in Robin, which will build engines in the United States for recreational and industrial products. Potential advantages to the Company of participation in such venture include reduced foreign exchange risk, lower shipping costs and less dependence on a single source for engines in the future. However, such benefits are not expected to be significant for some time.

 POLARIS INDUSTRIES INC.

PART II.       OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
        None.

     ITEM 2 - CHANGES IN SECURITIES
        None.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
        None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

     ITEM 5 - OTHER INFORMATION
        None.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

        (a)    EXHIBITS

               Exhibit No. 10 - Credit Agreement by and between Polaris Industries Inc., and First Bank National Association and Bank of America Illinois, and First Union National Bank of North Carolina, dated May 8, 1995, incorporated by reference to Exhibit 10 to the Company's Quarterly Report on 10-Q for the quarterly period ended March 31, 1995.

               Exhibit No. 11 - Computation of Per Share Earnings.

               Exhibit No. 27 - Financial Data Schedule.

        (b)    REPORTS ON FORM 8 - K
               No reports on Form 8-K have been filed during the quarter for which this report was filed.

 POLARIS INDUSTRIES INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POLARIS INDUSTRIES INC.
                                        (Registrant)

Date:  August 7, 1995              /s/ W. Hall Wendel, Jr.
                                   ------------------------
                                   W. Hall Wendel, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer


Date:  August 7, 1995              /s/ John H. Grunewald
                                   ----------------------
                                   John H. Grunewald
                                   Executive Vice President, Chief
                                   Financial Officer and Secretary
                                   (Principal Financial and Chief
                                   Accounting Officer)