Form 10-Q
period 1995-09-30
POLARIS INDUSTRIES INC/MN
filed 1995-11-13
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________

Commission File Number               1-11411


                           Polaris Industries Inc.
           (Exact name of registrant as specified in its charter)

               Minnesota                          41-1790959
     (State or other jurisdiction                 (IRS Employer
  of incorporation or organization)               Identification No.)

             1225 Highway 169 North,  Minneapolis, MN      55441
    (Address of principal executive offices)            (Zip Code)

                                   (612) 542-0500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                     No_____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of November 10, 1995, 27,323,715 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.

                                TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets                        Pg.   3
          Consolidated Statements of Operations              Pg.   4
          Consolidated Statements of Cash Flows              Pg.   5
          Consolidated Statement of Shareholders' Equity     Pg.   6
          Consolidated Notes to Financial Statements         Pg.   7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

          Results of Operations                              Pg.   9
          Cash Dividends and Special Cash Distributions      Pg.  10
          Liquidity and Capital Resources                    Pg.  11
          Inflation and Exchange Rates                       Pg.  12

Part II.  OTHER INFORMATION                                  Pg.  14

     Item 1 - Legal Proceedings
     Item 2 - Changes in Securities
     Item 3 - Defaults upon Senior Securities
     Item 4 - Submission of Matters to a Vote of Security Holders
     Item 5 - Other Information
     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                               Pg.  15

                               POLARIS INDUSTRIES INC.
                             CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                                                 SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                                                                 ------------------    -----------------
ASSETS                                                                               (UNAUDITED)
Current Assets
   Cash and cash equivalents                                                         $2,593             $62,881
   Trade receivables                                                                 57,716              29,700
   Inventories                                                                      108,765              88,714
   Prepaid expenses and other                                                         4,320               5,194
   Deferred tax assets                                                               20,000              20,000
                                                                                   --------            --------
       Total current assets                                                         193,394             206,489
                                                                                   --------            --------
Deferred Tax Assets                                                                  40,000              45,000
Property and Equipment, at cost, net of accumulated
     depreciation of $55,953 in 1995 and $38,368 in 1994                             70,375              53,661
                                                                                   --------            --------
Intangible Assets:
    Cost in excess of net assets of business acquired,
     net of accumulated amortization of $6,287 in 1995 and $5,722 in 1994            24,391              24,956
    Other, net of accumulated amortization of $2,503 in 1995
     and $2,421 in 1994                                                                 978               1,060
                                                                                   --------            --------

       Total intangible assets                                                       25,369              26,016
                                                                                   --------            --------
            Total Assets                                                           $329,138            $331,166
                                                                                   --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Note payable to banks                                                           $25,000               $   -
    Accounts payable                                                                 63,102              58,932
    Distributions payable                                                            38,527              12,736
    Accrued expenses                                                                 85,716              74,634
    Income taxes payable                                                             15,958              15,155
                                                                                   --------            --------
                                                                                    228,303             161,457
                                                                                   --------            --------

Shareholders' Equity:
    Common stock                                                                        273                 181
    Additional paid in capital                                                      109,150             103,935
    Compensation payable in common stock                                             10,690              12,251
    Retained earnings (accumulated deficit)                                         (19,278)             53,342
                                                                                   --------            --------
       Total shareholders' equity                                                   100,835             169,709
                                                                                   --------            --------

            Total Liabilities and Shareholders' Equity                             $329,138            $331,166
                                                                                   --------            --------
                                                                                   --------            --------


               See Notes To Consolidated Financial Statements
                                     -3-

                            POLARIS INDUSTRIES INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                           THIRD QUARTER                    NINE MONTHS
                                        ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                        -------------------             -------------------
                                        1995          1994              1995          1994
                                      --------      --------          --------      --------
Sales                                 $291,431      $258,370          $831,581      $584,725
Cost of Sales                          228,226       194,697           663,627       458,942
                                      --------      --------          --------      --------
     Gross profit                       63,205        63,673           167,954       125,783

Operating Expenses                      31,744        29,301            96,583        69,937
                                      --------      --------          --------      --------
     Operating income                   31,461        34,372            71,371        55,846

Nonoperating Expense (Income), net       1,552          (485)              373          (772)
                                      --------      --------          --------      --------
     Income before income taxes         29,909        34,857            70,998        56,618

Provision for Income Taxes              11,365         3,354            26,979         6,007
                                      --------      --------          --------      --------
     Net Income                        $18,544       $31,503           $44,019       $50,611
                                      --------      --------          --------      --------
                                      --------      --------          --------      --------


Net Income Per Share                     $0.67                           $1.59
                                         -----                           ------

Weighted Average Number of
     Common and Common Equivalent
     Shares Outstanding                 27,799        27,623            27,793        27,623
                                      --------      --------          --------      --------
                                      --------      --------          --------      --------


Pro Forma Information (Note 7)
------------------------------
     Income before income taxes                      $34,857                         $56,618
     Provision for income taxes                       13,246                          21,515
                                                     -------                         -------
          Net income                                 $21,611                         $35,103
                                                     -------                         -------
                                                     -------                         -------
     Net income per share                              $0.78                           $1.27
                                                       -----                           -----
                                                       -----                           -----


                 See Notes to Consolidated Financial Statements

                          POLARIS INDUSTRIES INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                  UNAUDITED

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                             -----------------------
                                                               1995           1994
                                                              -------        -------

Cash Flows From Operating Activities
  Net Income                                                  $44,019        $50,611
  Adjustments to reconcile net income to
    cash flow from operating activities:
        Depreciation                                           17,585         14,572
        Amortization                                              647          4,838
        First Rights compensation                               3,811          6,140
        Deferred income taxes                                   5,000             --
        Changes in current operating items -
            Trade receivables                                 (28,016)       (20,774)
             Inventories                                      (20,051)       (26,588)
             Accounts payable                                   4,170         29,378
             Accrued expenses                                  11,082         18,679
             Income taxes payable                                 803          2,403
             Others, net                                          809         (1,458)
                                                              -------        -------
                 Net cash provided by
                   operating activities                        39,859         77,801
                                                              -------        -------
Cash Flows From Investing Activities:
    Purchase of property and equipment                        (34,299)      (20,544)
Cash Flows From Financing Activities:
    Note payable to banks                                      25,000            --
    Cash distributions to partners                            (12,736)       (37,322)
    Cash dividends to shareholders                            (78,112)            --
                                                              -------        -------
            Net cash used in financing activities             (65,848)       (37,322)
                                                              -------        -------

           Increase (decrease) in cash and cash equivalents   (60,288)        19,935
Cash and Cash Equivalents, Beginning                           62,881         33,798
                                                              -------        -------

Cash and Cash Equivalents, Ending                              $2,593        $53,733
                                                              -------        -------
                                                              -------        -------



               See Notes to Consolidated Financial Statements

                           POLARIS INDUSTRIES INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (IN THOUSANDS)
                                  UNAUDITED

                                                                                  RETAINED
                                                     ADDITIONAL   COMPENSATION    EARNINGS
                                            COMMON    PAID-IN      PAYABLE IN   (ACCUMULATED
                                             STOCK    CAPITAL         STOCK       DEFICIT)      TOTAL
                                            ------   ---------    ------------  ------------    -----

Balance, December 31, 1994                    $181    $103,935       $12,251       $53,342     $169,709

First Rights conversion to common stock          1       5,306        (5,372)            -          (65)

First Rights grants                              -           -         3,811             -        3,811

Stock split                                     91         (91)            -             -            -

Dividends declared                               -           -             -      (116,639)    (116,639)

Net Income for the period                        -           -             -        44,019       44,019
                                              ----     -------        ------      ---------    --------
Balance, September 30, 1995                   $273    $109,150       $10,690       ($19,278)   $100,835
                                              ----     -------        ------      ---------    --------
                                              ----     -------        ------      ---------    --------


              See Notes to Consolidated Financial Statements
                                     -6-

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

NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):

                            September 30, 1995   December 31, 1994
                            ------------------   -----------------
          Raw Materials            $33,530            $32,717
          Service Parts             34,546             29,067
          Finished Goods            40,689             26,930
                                  --------            -------
                                  $108,765            $88,714
                                  --------            -------
                                  --------            -------

NOTE 3.   FINANCING AGREEMENT

          Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125,000,000. Interest is charged at rates based on LIBOR or "prime" (currently weighted at 6.25%) and the agreement expires March 31, 1998. As of September 30, 1995, total borrowings under the credit arrangement were $25,000,000.

NOTE 4.   STOCK SPLIT

          On September 14, 1995, the Board of Directors of the Company declared a 3-for-2 stock split to be effected in the form of a stock dividend. One share of common stock was issued on October 17, 1995 for every two shares of common stock held by shareholders of record on
                                     -7-

          September 25, 1995. All periods presented in these consolidated financial statements have been restated to reflect the stock split.

NOTE 5.   DIVIDEND PAYABLE

          On August 21, 1995, the Board of Directors of the Company declared a special cash distribution of $1.92 per pre-split share (or $1.28 per share on a post-split basis) payable on October 3, 1995, to holders of record on September 21, 1995. This special cash distribution totals approximately $34,975,000. In addition, on September 14, 1995, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.13 per post-split share payable on November 15, 1995, to holders of record on November 1, 1995. This regular cash dividend totals approximately $3,552,000.


NOTE 6.   COMMITMENTS AND CONTINGENCIES

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

NOTE 7.   PRO FORMA INFORMATION

          Pro forma information for 1994 is presented to assist in comparing the continuing results of operations of the Company as if the Company were a taxable corporation throughout 1994. The pro forma provision for income taxes has been calculated at an effective tax rate of 38 percent.
                                     -8-

                                     ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (the "Company"), for the quarters and nine-month periods ended September 30, 1995 and 1994. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales increased to $291.4 million in the third quarter of 1995, representing a 13 percent increase over the $258.4 million of sales for the same period in 1994. The increase in sales is attributable to increases in unit sales of each of snowmobiles, ATVs and PWC due to continued strong demand. Total finished goods unit shipments for the third quarter of 1995 increased 12 percent over the same period in 1994.

Snowmobile unit sales volume in the third quarter of 1995 increased 10 percent over the comparable period in 1994.

ATV unit sales volume in the third quarter of 1995 increased 11 percent over the comparable period in 1994.

Historically, sales of PWC in the third quarter of the year have been minimal, resulting in percentage changes that are not meaningful for comparison purposes. PWC unit sales volume increased in the third quarter of 1995 resulting in a sales increase of $4.5 million over the comparable period in 1994. All Polaris PWC are now being assembled at the Company's new manufacturing facility in Spirit Lake, Iowa.

Sales of related parts, garments and accessories in the third quarter of 1995 increased 4 percent over the comparable period in 1994, as a result of increased sales volumes of the other product lines.

Sales increased to $831.6 million for the year-to-date period ended September 30, 1995, representing a 42 percent increase over the $584.7 million of sales for the same period in 1994. Total finished goods unit shipments for the year-to-date 1995 period increased 41 percent over the same period in 1994. Year-to-date unit sales volume increases over the same period in 1994 for snowmobiles, ATVs and PWC were 38%, 42% and 44%, respectively.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

Gross profit of $63.2 million in the third quarter of 1995 is approximately the same as gross profit of $63.7 million for the same period in 1994. Gross profit of $168.0 million in the year-to-date period ended September 30, 1995 represents a 34 percent increase over gross profit of $125.8 million for the same period in 1994. The gross profit margin percentage decreased to 21.7 percent for the third quarter of 1995 as compared to 24.6 percent for the comparable period in 1994 and to 20.2 percent for the year-to-date period ended September 30, 1995, as compared to 21.5 percent for the year-to-date period in 1994. This decrease in gross margin percentage is largely attributable to continued increases in raw material purchase prices for engines and certain other component parts because of the weakening of the U.S. dollar in relation to the Japanese yen when compared to the comparable 1994 periods; and, to a lesser extent, to strengthening of the U.S. dollar in relation to the Canadian dollar when compared to the comparable 1994 periods which results in lower gross margins from the Company's Canadian subsidiary operation.

Operating expenses in the third quarter of 1995 increased $2.4 million (8 percent) over the comparable period in 1994 primarily as a result of the sales volume increase, but as a percentage of sales, decreased to 10.9 percent for the third quarter of 1995 compared to 11.3 percent for the same period in 1994. Operating expenses in the year-to-date period ended September 30, 1995 increased $26.6 million (38 percent) over the comparable period in 1994, primarily as a result of the sales volume increase, but as a percentage of sales, decreased to 11.6 percent for the year-to-date period of 1995 compared to 12.0 percent for the same period in 1994. The percentage decreases in the third quarter and year-to-date periods are due primarily to the Company's supporting an increasing level of sales without a corresponding increase in selling and administrative expenses.

The increase in nonoperating expense for the third quarter of 1995 over the comparable period in 1994 is primarily attributable to interest expense from bank borrowings used to fund the payment of the special cash distributions during 1995.

CASH DIVIDENDS AND SPECIAL CASH DISTRIBUTIONS

On May 11, 1995, the Board of Directors declared a regular cash dividend of $0.15 per pre-split share (or $0.10 per share on a post-split basis) payable on August 15, 1995, to holders of record on August 3, 1995.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


On August 21, 1995, the Board of Directors of the Company declared the last of the three special cash distributions of $1.92 per pre-split share (or $1.28 per share on a post-split basis) payable on October 3, 1995, to holders of record on September 21, 1995. In addition, on September 14, 1995, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.13 per post-split share payable on November 15, 1995, to holders of record on November 1, 1995.

On a cumulative basis since January 1, 1995 the Board of Directors of the Company has declared cash distributions and dividends totaling $116.6 million, representing a total of $6.405 per pre-split share, or $4.27 per share on a post-split basis. This total is comprised of four regular quarterly cash dividends totaling $11.7 million ($0.43 per post-split share) and three special cash distributions totaling $104.9 million ($3.84 per post-split share). Management has recommended to the Board of Directors that future dividends be limited to regular quarterly cash dividends. However, the timing and amount of future dividends will be at the discretion of the Board of Directors and will depend, among other things, on continuing levels of performance and financial strength of the Company.

On September 14, 1995, the Board of Directors of the Company declared a 3-for-2 stock split to be effected in the form of a stock dividend. One share of common stock was issued on October 17, 1995 for every two shares of common stock held by shareholders of record on September 25, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Before payment of approximately $35.0 million for the last of the three special cash distributions on October 3, 1995, the Company ended the quarter on September 30, 1995 with short-term bank borrowings of $25.0 million and cash and cash equivalents of $2.6 million, compared to no borrowings and cash and cash equivalents of $62.9 million at December 31, 1994. This significant reduction in cash balances is primarily a result of the payment of the special cash distributions in 1995 as well as the payment of corporate federal and state income taxes in 1995 which would not have been payable by Polaris as a limited partnership prior to its conversion to a taxable corporation in December, 1994.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125 million. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 1998.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, the last scheduled special cash distribution payable on October 3, 1995 and capital requirements for 1995.

INFLATION AND EXCHANGE RATES

The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen had resulted in higher raw material purchase prices. The material weakening of the U.S. dollar in relation to the yen during 1995 has had a material effect on the Company's cost of goods sold during the third quarter and year-to-date period of 1995. In 1994, approximately 28 percent of the Company's cost of sales was attributable to purchases from Japanese suppliers. In view of the foreign exchange hedging contracts currently in place, the Company anticipates that in the fourth quarter of 1995 the devaluation of the U.S. dollar in relation to the yen will continue to have a negative impact on cost of goods sold. However, management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors.

The Company operates in Canada through a wholly-owned subsidiary.
Strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis since sales in Canada are denominated in Canadian dollars while cost of goods sold are denominated primarily in U.S. dollars and Japanese yen.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


At September 30, 1995, the Company had open foreign exchange hedging contracts to purchase Japanese yen and to sell Canadian dollars which mature throughout the balance of 1995 and into early 1996. The Company may continue to enter into foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year.

In October, 1995, the Company announced it will begin manufacturing its own engines for selected 1996 models of personal watercraft at its Osceola, Wisconsin facility. In addition, earlier this year, the Company entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing U.S.A., Inc. ("Robin"). Under the terms of the agreement, the Company has a 40 percent ownership interest in Robin, which will build engines in the United States for recreational and industrial products. Potential advantages to the Company of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence on a single supplier for engines in the future. However, such benefits are not expected to be significant for some time.

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

               Exhibit No. 11 - Computation of Per Share Earnings.

               Exhibit No. 27 - Financial Data Schedule.

        (b)    REPORTS ON FORM 8 - K
               On August 4, 1995, Polaris filed a report on Form 8-K with respect to the appointment of Arthur Andersen LLP as the principal accountant to audit the Company's financial statements.

POLARIS INDUSTRIES INC.






                                   SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POLARIS INDUSTRIES INC.
                                   (Registrant)




Date:  November 10, 1995           /s/ W. Hall Wendel, Jr.
                                   -----------------------
                                   W. Hall Wendel, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer



Date:  November 10, 1995           /s/ John H. Grunewald
                                   ---------------------
                                   John H. Grunewald
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   and Chief Accounting Officer)