Form 10-K
period 1995-12-31
POLARIS INDUSTRIES INC/MN
filed 1996-03-22
CIK 931015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                        WHICH REGISTERED
----------------------------------------  --------------------------------------
Common Stock, $.01 par value              New York Stock Exchange
                                          Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock of the registrant as of March 11, 1996 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (24,681,175 shares) was approximately $737,350,103.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 15, 1996, 27,532,086 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 furnished to the Securities and Exchange Commission (the "1995 Annual Report) are incorporated by reference into Parts II and III of this Form 10-K.

    2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1996 filed with the Securities and Exchange Commission (the "1996 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                        CLOTHING,
     YEAR ENDED                                        ACCESSORIES
    DECEMBER 31       SNOWMOBILES    ATVS      PWC      AND PARTS
--------------------  -----------    -----    -----    -----------
  1995..............          40%      33%      16%            11%
  1994..............          44%      29%      14%            13%
  1993..............          50%      26%       9%            15%

INDUSTRY BACKGROUND

    SNOWMOBILES.   In the early 1950s, a  predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

    Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctco and Polaris. Polaris estimates that industry sales of snowmobiles on a world wide basis were approximately 212,000 units for the season ended March 31, 1995.

    ALL TERRAIN VEHICLES. ATVs are four-wheel and six-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

    ATVs were introduced to the North American market in 1971 by Honda. By 1980, the number of ATV units sold in the North American market annually had increased to approximately 140,000 units. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki, entered the North American market in the late 1970s and early 1980s, and Arctco entered the ATV market in 1995. In 1985, the number of three-and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year. Polaris estimates that, since declining from that level, the industry has stabilized and begun growing slowly with approximately 325,000 ATVs sold worldwide during the calendar year 1995.

    PERSONAL WATERCRAFT. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two or three passengers. Polaris entered the PWC market in 1992. Polaris estimates that worldwide sales for PWC was approximately 225,000 units during the calendar year 1995. Other major PWC manufacturers are Yamaha, Bombardier, Kawasaki and Arctco.

PRODUCTS

    SNOWMOBILES. Polaris produces a full line of snowmobiles, consisting of thirty-six models, ranging from utility and economy models to performance and competition models, with 1995 suggested retail prices ranging from approximately $3,000 to $8,500. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it has the largest share of the worldwide snowmobile market.

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

    For  the  year   ended  December   31,  1995,   snowmobiles  accounted   for
approximately 40% of Polaris' sales.

    ALL TERRAIN VEHICLES. Polaris entered the ATV market in the spring of 1985 with both a three-wheel and a four-wheel product. Polaris currently produces four-wheel and six-wheel ATV products, which provide more stability for the rider than the earlier three-wheel versions. Polaris' line of ATVs consisting of twelve models, includes general purpose, sport and four-and six-wheel drive utility models, with 1995 suggested retail prices ranging from approximately $2,950 to $6,300.

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

    For the year ended December 31, 1995 ATVs accounted for approximately 33% of Polaris' sales.

    PERSONAL WATERCRAFT. In 1992, Polaris introduced the SL650 personal watercraft, Polaris' first entry into this product category. In 1993, Polaris added other models with more power and performance. Management believes that its models had the industry's first three-cylinder engines developed specifically for PWC. The introduction of the PWC made use of Polaris' engineering, production and distribution strengths, and also reduced Polaris' dependence on its then existing product lines for overall sales and earnings. The 1995 suggested retail prices for Polaris' PWC range from approximately $5,000 to $6,300.

    For the year ended December 31, 1995, PWC accounted for approximately 16% of Polaris' sales.

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

    For the year ended December 31, 1995, clothing, accessories and parts accounted for approximately 11% of Polaris' sales.

MANUFACTURING OPERATIONS

    Polaris' products are assembled at its original manufacturing facility at Roseau, Minnesota and since October, 1994 at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris emphasizes vertical integration in its manufacturing process, which includes machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Engines, fuel tanks, hoods and hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris' work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs and PWC. In August of 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers.

    Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. ("Fuji"), Fuji has been the exclusive manufacturer of the Polaris two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris' ATV products since their introduction in the spring of 1985 and also supplies engines for Polaris' PWC products. Such engines are developed by Fuji to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, its informal relationship were terminated by Fuji, interruption in the supply of engines would adversely affect Polaris' production pending the continued development of substitute supply arrangements.

    In October, 1995, Polaris announced it will begin producing its own engines for selected 1996 models of PWC and purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines. In addition, in February, 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris initially invested $800,000 for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

    Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

    Polaris' products are shipped from its manufacturing facilities by a contract carrier.

PRODUCTION SCHEDULING

    Snowmobiles are used principally in the northern United States, Canada and northern Europe in what is referred to as the "snow belt." Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year's production of snowmobiles are placed in the spring and orders for ATVs and PWC are placed in autumn after meetings with dealers and distributors, and units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is sold to dealers and distributors prior to production. Sales activity at the dealer level is monitored on a monthly basis for each of snowmobiles, ATVs and PWC.

    Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since May 1993, Polaris has the ability to manufacture ATVs year round. Generally, Polaris commences ATV production in late autumn and continues through early autumn of the following year. For the past several years, Polaris has had minimal carryover inventory at the dealer level of its production of snowmobiles, ATVs and PWC.

SALES AND MARKETING

    With the exception of Illinois, upper Michigan and eastern Wisconsin, where Polaris sells its snowmobiles through independent distributors, Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Over the past several years, Polaris has placed an increasing emphasis on dealer-direct, as opposed to independent distributor, sales. Snowmobile sales in Europe and other offshore markets are handled through independent distributors. See Note 1 of Notes to Financial Statements for discussion of foreign and domestic operations and export sales.

    Most dealers and distributors of Polaris snowmobiles also distribute Polaris' ATVs and PWC. In the southern region of the United States, where snowmobiles are not used, Polaris has established a direct dealer network. Since the beginning of 1986, Polaris has established approximately 550 dealerships in the southern United States. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

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

    Polaris has arrangements with Transamerica Commercial Finance Corporation, Canadian Imperial Bank of Commerce, The Bank of Nova Scotia and Deutsche Financial Services Canada Corporation, a Deutsche Bank Company, to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' sales of snowmobiles, ATVs and PWC are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units in the past. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 2 of Notes to Financial Statements.

    In February, 1996, Polaris entered into an agreement with Transamerica Commercial Finance Corporation to form Polaris Acceptance. Polaris Acceptance will provide floor plan financing and other financial services to dealer and distributor customers of Polaris. Polaris will initially invest approximately $7.5 million for a 25 percent equity interest in Polaris Acceptance. Polaris has an option to increase its equity interest to 50 percent effective January 1, 1997. Polaris Acceptance may in the future also provide retail financing and other financial services to consumers of Polaris' products.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

    Polaris employs approximately 250 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes that Polaris and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, the long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension and "on demand" four-wheel drive systems for use in ATVs and the application of a forced air cooled variable power transmission system to ATVs.

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

    Polaris expended for research and development approximately $19.9 million for 1995, $15.0 million for 1994, and $12.2 million for 1993, which amounts were included as a component of the cost of sales in the period incurred.

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

    Polaris continually attempts to assure that its dealers are in compliance with the provisions of the CPSC consent decree. Polaris has notified its dealers that it will terminate any dealer it determines to have violated the provisions of the CPSC consent decree. To date, it has terminated seven dealers for such reason.

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

    Certain states, notably California and New York, have proposed certain legislation involving more stringent emissions standards for two-cycle engines. Such engines are used on Polaris' snowmobiles, ATVs and PWC. However, Polaris has developed and currently sells four-cycle engines for its ATVs which produce lower emissions. Polaris currently is unable to predict whether such legislation will be enacted and, if so, the ultimate impact on Polaris and its operations. Finally, local ordinances have been and may from time to time be considered and adopted which restrict the use of PWC to specified hours and locations.

PRODUCT LIABILITY

    Polaris' product liability insurance limits and coverages have been adversely affected by the general decline in the availability of liability insurance. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris has been self-insured since June 1985.

    Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 1995, Polaris has paid an aggregate of less than $2.0 million in product liability claims and had accrued $7.0 million at December 31, 1995, for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe that the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, or PWC prior to 1992, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 5 of Notes to Financial Statements.

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

EMPLOYMENT

    Polaris employed a total of approximately 3,500 persons at December 31, 1995. Approximately 750 of its employees are salaried. Polaris considers its relations with its personnel to be excellent.

    Historically, Polaris' snowmobile business has been seasonal, resulting in significant differences in employment levels during the year. Despite such variations in employment levels, employee turnover has not been high. With the introduction of the ATV line in 1985, Polaris' employment levels have become more stable. Polaris' employees have not been represented by a union since July 1982.

ITEM 2.  PROPERTIES

    Polaris owns its principal manufacturing facility in Roseau, Minnesota. The facility consists of approximately 509,000 square feet of manufacturing space located on approximately 100 acres. In 1991 Polaris acquired a fabricating facility in order to bring more component parts manufacturing in-house. This facility consists of a 190,000 square foot plant situated on 38 acres and is located in Osceola, Wisconsin. Polaris makes ongoing capital investments in its facilities. In August, 1994, Polaris signed a one-year lease agreement for a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris exercised its option to purchase the facility during 1995. Polaris currently uses the facility to assemble all of its PWC product line, and certain snowmobile and ATV models. In August, 1995, Polaris purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of Polaris designed and built domestic engines. These investments have increased production capacity for snowmobiles, ATVs and PWC. The Company believes that Polaris' manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

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

    Polaris leases 92,000 square feet of headquarters and warehouse space in Minneapolis, Minnesota from related parties pursuant to a lease that will terminate in 1997. Polaris also leases an additional 109,000 square feet of warehouse space in Minneapolis, Minnesota and 42,000 square feet of office and warehouse space in Winnipeg, Manitoba. Polaris does not anticipate any difficulty in securing alternate facilities on competitive terms, if necessary, upon the termination of any of its leases.

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

    In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Canadian subsidiary and transfer pricing matters for additional income taxes payable by Polaris' Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments may also affect the Company's Canadian income tax expense for years subsequent to 1988. The Canadian income tax authorities have since initiated an audit of the tax years 1989 through 1991. Management continues to vigorously contest certain of the proposed adjustments. Management does not believe that the outcome of this matter will have a material adverse effect on Polaris' financial position or results of operations. See Note 5 of Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names of the executive officers of the Company as of March 22, 1996, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

         NAME            AGE                         TITLE
-----------------------  ----   ------------------------------------------------
W. Hall Wendel, Jr.       53    Chairman and Chief Executive Officer
Kenneth D. Larson         55    President and Chief Operating Officer
John H. Grunewald         59    Executive Vice President, Chief Financial
                                 Officer and Secretary
Charles A. Baxter         48    Vice President -- Engineering and Product Safety
Ed Skomoroh               58    Vice President -- Sales and Marketing
Jeffrey A. Bjorkman       36    Vice President -- Manufacturing
Michael W. Malone         37    Vice President and Treasurer

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

    Mr. Larson has been President and Chief Operating Officer of the Company since 1994. Mr. Larson was President and Chief Operating Officer of PICC from October 1988 to December 1994. Prior thereto, Mr. Larson was Executive Vice President of The Toro Company and was responsible for its commercial, consumer and international equipment business, and had held a number of general management positions since joining The Toro Company in 1975.

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

    Mr. Malone has been Vice President and Treasurer of the Company since December 1994 and was Chief Financial Officer and Treasurer of PICC from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of PICC or its predecessor. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen & Co.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Investor Information" included in the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information under the caption "Selected Financial Data" included in the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis" included in the Company's 1995 Annual Report is included herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant, included in the Company's 1995 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 1995 and 1994

     Consolidated Statements of Operations -- Years Ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Shareholders' Equity and Partners' Capital -- Years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants dated January 31, 1996.

    The financial statements of the Company and its predecessor, the Partnership, for the years ended December 31, 1994 and 1993 were examined by McGladrey & Pullen, LLP. The separate report of McGladrey & Pullen, LLP for such periods has been omitted from the Company's 1995 Annual Report in reliance on Rule 14a-3 of Regulation 14A under the Securities Exchange Act of 1934, as amended ("Rule 14a-3"). Pursuant to Note 1 to Rule 14a-3, the separate report of McGladrey & Pullen, LLP dated February 2, 1995 is included in this Item 8.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Polaris Industries Inc.
Minneapolis, Minnesota

    We have audited the accompanying consolidated balance sheet of POLARIS INDUSTRIES INC. as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and partners' capital and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polaris Industries Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

                                          McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 2, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The disclosure required by Item 304(a) of Regulation S-K has been previously reported on the Company's Form 8-K/A#1 filed with the Securities and Exchange Commission on August 18, 1995. There are no disclosures required by the Company under Item 304(b) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors of the Registrant

    The information under the caption "Election of Directors -- Information Concerning Nominees and Directors" in the Company's 1996 Proxy Statement is incorporated herein by reference.

    (b) Executive Officers of the Registrant

    Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers of the Registrant."

    (c) Compliance with Section 16(a) of the Exchange Act

    The information under the caption "Compliance with Beneficial Ownership Reporting Rules" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The  information  under  the  caption  "Executive  Compensation  and   Other
Information" and "Election of Directors -- Directors' Remuneration" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Consolidated Financial Statements

        Information concerning financial statements of Polaris Industries Inc. included in the Company's 1995 Annual Report are incorporated by reference to this Report under Item 8 "Financial Statements and Supplementary Data".

        (2) Financial Statement Schedules

        All supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        (3) Exhibits

        The Exhibits to this Report are listed in the Exhibit Index on page E-1.

        A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 15, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 1225 Highway 169 North, Minneapolis, Minnesota 55441, Attention: Investor Relations.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

    (c) Exhibits

    Included in Item 14(a)(3) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 22, 1996.

                                     POLARIS INDUSTRIES INC.

                                     By:         /s/ W. HALL WENDEL, JR.
                                          --------------------------------------
                                                   W. Hall Wendel, Jr.
                                                CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                  DATE
------------------------------------  --------------------------  --------------
      /s/ W. HALL WENDEL, JR.         Chief Executive Officer
------------------------------------   and Director (Principal    March 22, 1996
        W. Hall Wendel, Jr.            Executive Officer)

                                      Executive Vice President,
       /s/ JOHN H. GRUNEWALD           Chief Financial Officer
------------------------------------   and Secretary (Principal   March 22, 1996
         John H. Grunewald             Financial and Accounting
                                       Officer)

                 *
------------------------------------  Director                    March 22, 1996
          Beverly F. Dolan

                 *
------------------------------------  Director                    March 22, 1996
           Robert S. Moe

                 *
------------------------------------  Director                    March 22, 1996
         Kenneth D. Larson

                 *
------------------------------------  Director                    March 22, 1996
          Stephen G. Shank

                 *
------------------------------------  Director                    March 22, 1996
          Gregory R. Palen

                 *
------------------------------------  Director                    March 22, 1996
         Andris A. Baltins

*By:     /s/ W. HALL WENDEL, JR.                                  March 22, 1996
      ------------------------------
           (W. Hall Wendel, Jr.
            Attorney-in-Fact)

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

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995

  EXHIBIT
   NUMBER                                  DESCRIPTION
------------  ----------------------------------------------------------------------
       3.(a)  Articles  of Incorporation of Polaris Industries Inc. (the "Company"),
              as amended, incorporated by reference to Exhibit 3(a) to the Company's
              Registration Statement on Form S-4 (No. 33-55769) (the "Form S-4").
         (b)  Bylaws of the Company,  incorporated by reference  to Exhibit 3(b)  to the Form S-4.
       4.     Specimen  Stock Certificate of the  Company, incorporated by reference to Exhibit 4 to the Form S-4.
      10.(a)  Agreement  for  Deferred  Compensation   and  Disability  Income   and
              Amendment  No.  1 thereto  with W.  Hall  Wendel, Jr.  incorporated by reference to Exhibit 10  to the Company's Annual  Report on Form  10-K
              dated May 15, 1995.
         (b)  Profit Sharing Plan, incorporated by reference to Exhibit 10(f) to the
              Registration  Statement on Form S-1 (No. 33-015124)(the "Form S-1") of
              Polaris Industries Partners L.P. (the "Partnership").
         (c)  Retirement Savings Plan, incorporated by reference to Exhibit 10(g) to the Form S-1.
         (d)  1987 Management Ownership Plan,  incorporated by reference to  Exhibit
              10(h) to the Form S-1.
         (e)  1987  Employee Ownership  Plan, incorporated  by reference  to Exhibit
              10(i) to the Form S-1.
         (f)  Management Bonus Plan, incorporated by  reference to Exhibit 10(j)  to the Form S-1.
         (g)  Polaris  Industries  Inc.  1995  Stock  Option  Plan,  incorporated by reference to the  Company's Registration Statement  on Form S-8  filed with  the Securities  and Exchange  Commission on  June 12,  1995 (No.
              33-60157).
         (h)  Polaris Industries Inc. Deferred Compensation Plan for Directors.
         (i)  Joint  Venture  Agreement   between  the   Company  and   Transamerica
              Commercial  Finance  Corporation  ("Transamerica")  dated  February 7,
              1996.
         (j)  Manufacturer's Repurchase Agreement  between the  Company and  Polaris
              Acceptance dated February 7, 1996.
         (k)  Credit  Agreement by and  between the Company  and First Bank National
              Association and Bank of America Illinois and First Union National Bank
              of North  Carolina, Dated  May 8,  1995 incorporated  by reference  to
              Exhibit  10 to the  Company's Quarterly Report in  Form 10-Q dated May
              15, 1995.
         (l)  Plymouth, Minnesota, Executive Office Lease, incorporated by reference to Exhibit 10(m) to the Form S-1.
         (m)  Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10-K to the Company's Annual Report on Form  10-K
              dated March 24, 1995.
         (n)  Registration Rights Agreement between and among the Company, Victor K.
              Atkins,   EIP  I  Inc.,  EIP  Holdings  Inc.  and  LB  I  Group  Inc.,
              incorporated by reference  to Exhibit  10(1) to  the Company's  Annual
              Report on Form 10-K dated March 24, 1995.
      11.     Statement re: Computation of per share earnings.
      13.     Portions  of the Annual Report to  Security Holders for the Year Ended
              December 31, 1995 included pursuant  to Note 2 to General  Instruction
              G.
      21.     Subsidiaries of Registrant.
      23.(a)  Consent of Arthur Andersen LLP.
         (b)  Consent of McGladrey & Pullen, LLP.
      24.     Power of Attorney.
      27.     Financial Data Schedule.