Form 10-Q
period 1996-03-31
POLARIS INDUSTRIES INC/MN
filed 1996-05-01
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                              ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________

Commission File Number               1-11411
                       -------------------------------------------------------

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

                       Yes   X                     No
                          ------                     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of May 1, 1996, 27,532,073 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.


                                TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets                            Pg. 3
          Consolidated Statements of Operations                  Pg. 4
          Consolidated Statements of Cash Flows                  Pg. 5
          Consolidated Statement of Shareholders' Equity         Pg. 6
          Notes to Consolidated Financial Statements             Pg. 7

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations

          Results of Operations                                  Pg. 10
          Cash Dividends                                         Pg. 11
          Liquidity and Capital Resources                        Pg. 11
          Inflation and Exchange Rates                           Pg. 12

Part II   OTHER INFORMATION                                      Pg. 14

     Item 1 - Legal Proceedings
     Item 2 - Changes in Securities
     Item 3 - Defaults upon Senior Securities
     Item 4 - Submission of Matters to a Vote of Security Holders
     Item 5 - Other Information
     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                   Pg. 15

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                 March 31, 1996    December 31, 1995
                                                                 --------------    -----------------
ASSETS                                                            (Unaudited)
Current Assets:
     Cash and cash equivalents                                     $  1,205            $  3,501
     Trade receivables                                               30,853              40,402
     Inventories                                                    136,585             104,633
     Prepaid expenses and other                                       4,116               6,735
     Deferred tax assets                                             20,000              20,000
                                                                   --------            --------
          Total current assets                                      192,759             175,271
                                                                   --------            --------

Deferred Tax Assets                                                  33,000              35,000
Property and Equipment, at cost, net of accumulated
  depreciation of $54,737 in 1996 and $47,867 in 1995                81,644              78,455

Investments in Affiliates                                             8,500                 557

Intangible Assets,at cost, net of accumulated
  amortization of $9,124 in 1996 and $9,006 in 1995                  25,035              25,153
                                                                   --------            --------

                    Total Assets                                   $340,938            $314,436
                                                                   --------            --------
                                                                   --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                               $76,752             $57,388
     Accrued expenses                                                54,802              85,748
     Income taxes payable                                            18,233              12,586
                                                                   --------            --------
          Total current liabilities                                 149,787             155,722

Borrowings under credit agreement                                    62,000              40,200
                                                                   --------            --------
                    Total Liabilities                               211,787             195,922
                                                                   --------            --------

Shareholders' Equity:
     Common stock                                                       275                 273
     Additional paid-in capital                                     115,061             109,344
     Compensation payable in common stock                             7,145              11,418
     Retained earnings (accumulated deficit)                          6,670             (2,521)
                                                                   --------            --------
          Total shareholders' equity                                129,151             118,514
                                                                   --------            --------

                    Total Liabilities and Shareholders' Equity     $340,938            $314,436
                                                                   --------            --------
                                                                   --------            --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED



                                                     For the Three Months
                                                         Ended March 31,
                                                    ----------------------
                                                      1996          1995
                                                    --------      --------
Sales                                               $278,041      $254,793
Cost of Sales                                        227,383       208,078
                                                    --------      --------
   Gross profit                                       50,658        46,715

Operating Expenses
   Selling and marketing                              21,581        19,869
   General and administrative                          7,342         7,229
                                                    --------      --------
   Total operating expenses                           28,923        27,098
                                                    --------      --------

   Operating Income                                   21,735        19,617

Nonoperating Expense (Income), net                       287        (1,255)
                                                    --------      --------

   Income before income taxes                         21,448        20,872

Provision for Income Taxes                             8,150         7,932
                                                    --------      --------

   Net Income                                       $ 13,298      $ 12,940
                                                    --------      --------
                                                    --------      --------

Net Income Per Share                                $   0.48      $   0.47
                                                    --------      --------
                                                    --------      --------

Weighted Average Number of
   Common and Common Equivalent
   Shares Outstanding                                 27,982        27,784
                                                    --------      --------
                                                    --------      --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                                    UNAUDITED


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                            -----------------------
                                                                              1996           1995
                                                                            --------       --------
Cash Flows From Operating Activities
  Net Income                                                                $ 13,298       $ 12,940
  Adjustments to reconcile net income to
    cash flow from operating activities:
        Depreciation                                                           6,870          6,047
        Amortization                                                             118            215
        First Rights compensation                                              1,496          1,614
        Deferred income taxes                                                  2,000          5,000
        Changes in current operating items -
            Trade receivables                                                  9,549          3,695
             Inventories                                                     (31,952)       (16,651)
             Accounts payable                                                 19,364          9,142
             Accrued expenses                                                (30,946)       (19,194)
             Income taxes payable                                              5,647           (291)
             Others, net                                                       2,569          1,357
                                                                            --------       --------
                 Net cash provided by
                   operating activities                                       (1,987)         3,874
                                                                            --------       --------

Cash Flows From Investing Activities:
    Purchase of property and equipment                                       (10,059)       (11,624)
    Investments in affiliates                                                 (7,943)          (800)
                                                                            --------       --------

                Cash flow used for investing activities                      (18,002)       (12,424)

Cash Flows From Financing Activities:
    Borrowings under credit agreement, net                                    21,800              0
    Cash distributions to partners                                                 0        (12,736)
    Cash dividends to shareholders                                            (4,107)        (2,717)
                                                                            --------       --------

                Cash flow provided by (used for) financing activities         17,693        (15,453)
                                                                            --------       --------

          Decrease in cash and cash equivalents                               (2,296)       (24,003)
Cash and Cash Equivalents, Beginning                                           3,501         62,881
                                                                            --------       --------

Cash and Cash Equivalents, Ending                                           $  1,205       $ 38,878
                                                                            --------       --------
                                                                            --------       --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In Thousands)
                                    UNAUDITED


                                                                                           Retained
                                                            Additional  Compensation       Earnings
                                                 Common        Paid-In    Payable in   (Accumulated
                                                  Stock        Capital         Stock       Deficit)          Total
                                                 ------     ----------  ------------   ------------       --------
Balance, December 31, 1995                         $273       $109,344       $11,418        ($2,521)      $118,514

     First Rights conversion to stock                 2          5,717        (5,769)             0            (50)

     First Rights grants                              -              -         1,496              0          1,496

     Cash dividends declared                          -              -             -         (4,107)        (4,107)

     Net income                                       -              -             -         13,298         13,298
                                                   ----       --------       -------        -------       --------
Ending Balance, March 31, 1996                     $275       $115,061       $ 7,145        $ 6,670       $129,151
                                                   ----       --------       -------        -------       --------
                                                   ----       --------       -------        -------       --------



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

          Certain amounts previously reported in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):


                                March 31, 1996    December 31, 1995
                                --------------    -----------------
          Raw Materials           $ 38,527           $ 26,526
          Service Parts             38,265             39,952
          Finished Goods            59,793             38,155
                                  --------           --------
                                  $136,585           $104,633
                                  --------           --------
                                  --------           --------

NOTE 3.   FINANCING AGREEMENT

          The Company has an unsecured bank line of credit arrangement with maximum available borrowings of $125,000,000. Interest is charged at rates based on LIBOR or "prime" (5.84% at March 31, 1996) and the agreement expires on March 31, 1998. As of March 31, 1996, total borrowings under this credit agreement were $62,000,000 and have been classified as long-term liabilities in the accompanying consolidated balance sheets. Cumulative borrowings and repayments under the credit agreement during the three months ended March 31, 1996, were $103,900,000 and $82,100,000, respectively.

NOTE 4.   INVESTMENTS IN AFFILIATES

          The Company's investments in joint ventures are accounted for under the equity method and consisted of the following carrying amounts (in thousands):


                                March 31, 1996    December 31, 1995
                                --------------    -----------------
     Polaris Acceptance            $7,943              $  0
     Robin Manufacturing, U.S.A.      557               557
                                   ------              ----
                                   $8,500              $557
                                   ------              ----
                                   ------              ----

          In February, 1996 a wholly-owned subsidiary of the Company entered into a partnership agreement with Transamerica Commercial Finance Corporation (TCFC) to form Polaris Acceptance. Polaris Acceptance will provide floor plan financing and other financial services to dealer and distributor customers of the Company. Under the partnership agreement the Company's subsidiary has a 25 percent equity interest in Polaris Acceptance and an option to increase its equity interest to 50 percent effective January 1, 1997. The Company has guaranteed 25 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At March 31, 1996, the Company's contingent liability with respect to the guarantee was approximately $55,000,000.

          In February, 1995, the Company entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris has a 40 percent ownership position in Robin, which builds engines in the United States for recreational and industrial products.

          Equity in the income of affiliates is not significant and has been included as a component of nonoperating expense (income) in the accompanying consolidated statements of operations.

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

NOTE 6.   SUBSEQUENT EVENT

          On April 15, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on May 15, 1996, to holders of record on May 1, 1996.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (the "Company"), for the quarters ended March 31, 1996 and 1995. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales increased to $278.0 million in the first quarter of 1996, representing a nine percent increase over $254.8 million in sales for the same period in 1995. The increase in sales is attributable to a significant increase in sales of parts, garments and accessories, as well as increases in sales of ATVs and PWC.

ATV unit sales volume in the first quarter of 1996 decreased seven percent from the comparable period in 1995 while ATV sales increased five percent for the same period. The average per unit sales price for ATVs increased by 12 percent in the 1996 period as a result of the introduction of new, high performance models with additional features that have a higher selling price than other segments of the ATV product line.

PWC unit sales volume in the first quarter of 1996 increased two percent from the comparable period in 1995 while PWC sales increased six percent for the same period.

Sales of related parts, garments and accessories (PG & A) in the first quarter of 1996 increased 36 percent over the comparable period in 1995. Sales of snowmobile PG & A in the first quarter of 1996 increased 45 percent over the comparable period in 1995 principally as a result of significant snowfalls and an extended riding season in many parts of North America. ATV PG & A and PWC PG & A in the first quarter of 1996 increased 32 percent and 28 percent, respectively, over the comparable period in 1995 as a result of the increased sales volume of those product lines.

Gross profit of $50.7 million in the 1996 period represents an eight percent increase over gross profit of $46.7 million for the same period in 1995. Such gross profit increase in the first quarter of 1996 was benefited by a) a change in the sales mix which resulted in higher PG & A sales which generate higher margins than sales of whole goods, offset by b) an increase in warranty expenses as a result of the emphasis on technological innovation and introduction of new high performance models. The gross profit margin percentage was relatively constant at 18.2 percent for the first quarter of 1996 compared to 18.3 percent for the same period in 1995.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)



Operating expenses in the 1996 period increased $1.8 million (7 percent) over the 1995 period as a result of the sales volume increase, but as a percentage of sales, decreased to 10.4 percent for the first quarter of 1996 compared to 10.6 percent for the same period in 1995. The percentage decrease is due primarily to the Company's supporting an increasing level of sales without a corresponding increase in general and administrative expenses.

The increase in nonoperating expense in the first quarter of 1996 of $1.5 million over the comparable period in 1995 is primarily a result of interest expense incurred in 1996 from borrowings under the bank line of credit arrangement used to fund the payment of special cash distributions totaling $104.9 million during 1995. In addition, lower cash and cash equivalent balances in 1996 generated lower investment income during the first quarter of 1996 compared to the same period in 1995.

CASH DIVIDENDS

On January 25, 1996, the Board of Directors of the Company declared a regular dividend of $0.15 per share payable on February 15, 1996, to holders of record on February 5, 1996.

On April 15, 1996, the Board of Directors declared a regular cash dividend of $0.15 per share payable on May 15, 1996, to holders of record on May 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125.0 million. Interest is charged at rates based on LIBOR or "prime" and
the agreement expires March 31, 1998.   At March 31, 1996, the Company had
borrowings under its bank line of credit arrangement of $62.0 million and cash and cash equivalents of $1.2 million, compared to $40.2 million in borrowings and cash and cash equivalents of $3.5 million at December 31, 1995.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


of credit arrangement will be sufficient to fund operations, regular dividends and capital requirements for 1996.

INFLATION AND EXCHANGE RATES

The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. In 1995, approximately 27 percent of the Company's cost of sales was attributable to purchases from Japanese suppliers. Management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors. The recent strengthening of the U.S. dollar in relation to the yen during the first quarter of 1996 has reversed this trend. The Company's cost of goods sold in the first quarter of 1996 was not significantly affected by the yen exchange rate fluctuation when compared to the first quarter of 1995. In view of the foreign exchange hedging contracts currently in place, the Company anticipates that it will, however, have a positive impact on cost of goods sold during the remaining three quarters of 1996 when compared to the same periods in 1995.

The Company operates in Canada through a wholly-owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis.
However, the fluctuation of the Canadian dollar exchange rate did not have a significant impact on the gross margin levels achieved in the first quarter of 1996 compared to the same period in 1995.

In the past, the Company has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 1996, the Company had open Japanese yen foreign exchange hedging contracts which mature throughout 1996.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence.

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


                              POLARIS INDUSTRIES INC.
                                   (Registrant)




Date:     May 1, 1996              /S/ W. HALL WENDEL, JR.
                                   -------------------------------
                                   W. Hall Wendel, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer



Date:     May 1, 1996              /S/ JOHN H. GRUNEWALD
                                   -------------------------------
                                   John H. Grunewald
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   and Chief Accounting Officer)