Form 10-Q
period 1996-06-30
POLARIS INDUSTRIES INC/MN
filed 1996-08-13
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                              ---------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________

Commission File Number               1-11411
                      --------------------------------------------------------

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

   As of August 2, 1996, 27,282,073 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.

                                TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets                                 Pg.   3
            Consolidated Statements of Operations                       Pg.   4
            Consolidated Statements of Cash Flows                       Pg.   5
            Consolidated Statement of Shareholders' Equity              Pg.   6
            Notes to Consolidated Financial Statements                  Pg.   7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

            Results of Operations                                       Pg.  10
            Cash Dividends                                              Pg.  12
            Liquidity and Capital Resources                             Pg.  12
            Inflation and Exchange Rates                                Pg.  12

Part II     OTHER INFORMATION                                           Pg.  14

     Item 1 - Legal Proceedings
     Item 2 - Changes in Securities
     Item 3 - Defaults upon Senior Securities
     Item 4 - Submission of Matters to a Vote
                 of Security Holders
     Item 5 - Other Information
     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                          Pg.  16

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                  June 30, 1996   December 31, 1995
                                                                  -------------   -----------------
                                                                   (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                           $6,938              $3,501
     Trade receivables                                                   49,871              40,402
     Inventories                                                        150,680             104,633
     Prepaid expenses and other                                           3,532               6,735
     Deferred tax assets                                                 20,000              20,000
                                                                       --------            --------
        Total current assets                                            231,021             175,271
                                                                       --------            --------

Deferred Tax Assets                                                      33,000              35,000
Property and Equipment, at cost, net of accumulated
     depreciation of $62,929 in 1996 and $47,867 in 1995                 81,256              78,455

Investments in Affiliates                                                12,087                 557

Intangible Assets, at cost, net of accumulated
     amortization of $9,344 in 1996 and $9,006 in 1995                   24,815              25,153
                                                                       --------            --------

              Total Assets                                             $382,179            $314,436
                                                                       --------            --------
                                                                       --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                   $77,931             $57,388
     Distributions payable                                                    0                   0
     Accrued expenses                                                    77,755              85,748
     Income taxes payable                                                19,338              12,586
                                                                       --------            --------
        Total current liabilities                                       175,024             155,722

Borrowings under credit agreement                                        64,000              40,200
                                                                       --------            --------
              Total Liabilities                                         239,024             195,922
                                                                       --------            --------

Shareholders' Equity:
     Common stock                                                           276                 273
     Additional paid-in capital                                         117,169             109,344
     Deferred compensation                                               (1,757)                  0
     Compensation payable in common stock                                 8,641              11,418
     Retained earnings (accumulated deficit)                             18,826              (2,521)
                                                                       --------            --------
              Total Shareholders' Equity                                143,155             118,514
                                                                       --------            --------

              Total Liabilities and Shareholders' Equity               $382,179            $314,436
                                                                       --------            --------
                                                                       --------            --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED

                                           Second Quarter        For the Six Months
                                           Ended June 30,          Ended June 30,
                                      ----------------------   ---------------------
                                            1996       1995        1996        1995
                                      ----------   --------    --------    --------
Sales                                   $317,053   $285,357    $595,094    $540,150
Cost of Sales                            253,859    227,323     481,242     435,401
                                        --------   --------    --------    --------

     Gross profit                         63,194     58,034     113,852     104,749

Operating Expenses
     Selling and marketing                30,569     28,961      52,150      48,830
     General and administrative            7,930      8,780      15,272      16,009
                                        --------   --------    --------    --------
     Total operating expenses             38,499     37,741      67,422      64,839
                                        --------   --------    --------    --------

      Operating Income                    24,695     20,293      46,430      39,910

Nonoperating Expense (Income), net           (82)        76         205      (1,179)
                                        --------   --------    --------    --------

     Income before income taxes           24,777     20,217      46,225      41,089

Provision for Income Taxes                 8,491      7,682      16,641      15,614
                                        --------   --------    --------    --------

     Net Income                          $16,286    $12,535     $29,584     $25,475
                                        --------   --------    --------    --------
                                        --------   --------    --------    --------


Net Income Per Share                       $0.58      $0.45       $1.06       $0.92
                                        --------   --------    --------    --------
                                        --------   --------    --------    --------

Weighted Average Number of
     Common and Common Equivalent
     Shares Outstanding                   28,070     27,790      28,026      27,786
                                        --------   --------    --------    --------
                                        --------   --------    --------    --------



                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                                    UNAUDITED

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                     ---------------------------
                                                                            1996           1995
                                                                     -----------      ----------
Cash Flows From Operating Activities
  Net Income                                                             $29,584        $25,475
  Adjustments to reconcile net income to
    cash flow from operating activities:
        Depreciation                                                      15,062         12,539
        Amortization                                                         338            430
        Noncash compensation                                               3,344          2,935
        Deferred income taxes                                              2,000          5,000
        Changes in current operating items -
             Trade receivables                                            (9,469)         1,866
             Inventories                                                 (46,047)       (25,769)
             Accounts payable                                             20,543          4,881
             Accrued expenses                                             (7,993)         3,246
             Income taxes payable                                          6,752         (2,463)
             Others, net                                                   3,153          2,632
                                                                         -------        -------
                 Net cash provided by
                   operating activities                                   17,267         30,772
                                                                         -------        -------

Cash Flows From Investing Activities:
    Purchase of property and equipment                                   (17,863)       (21,407)
    Investments in affiliates                                            (11,530)          (977)
                                                                         -------        -------

                Cash flow used for investing activities                  (29,393)       (22,384)
                                                                         -------        -------

Cash Flows From Financing Activities:
    Borrowings under credit agreement, net                                23,800              0
    Cash distributions to partners                                             0        (12,736)
    Cash dividends to shareholders                                        (8,237)       (40,403)
                                                                         -------        -------

                Cash flow provided by (used for) financing activities     15,563        (53,139)
                                                                         -------        -------

         Increase (decrease) in cash and cash equivalents                  3,437        (44,751)
Cash and Cash Equivalents, Beginning                                       3,501         62,881
                                                                         -------        -------

Cash and Cash Equivalents, Ending                                         $6,938        $18,130
                                                                         -------        -------
                                                                         -------        -------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In Thousands)
                                    UNAUDITED

                                                                                                Retained
                                                    Additional                 Compensation      Earnings
                                           Common      Paid-In       Deferred    Payable in  (Accumulated
                                            Stock      Capital   Compensation         Stock      Deficit)      Total
                                            -----      -------   ------------         -----      --------      -----
Balance, December 31, 1995                   $273     $109,344             $0       $11,418       ($2,521)  $118,514

  First Rights conversion to stock              2        5,717              0        (5,769)            0        (50)

  First Rights grants                           0            0              0         2,992             0      2,992

  Restricted stock                              1        2,108         (1,757)            0             0        352

  Cash dividends declared                       0            0              0             0        (8,237)    (8,237)

  Net income                                    0            0              0             0        29,584     29,584
                                             ----     --------        -------        ------       -------   --------
Ending Balance, June 30, 1996                $276     $117,169        ($1,757)       $8,641       $18,826   $143,155
                                             ----     --------        -------        ------       -------   --------
                                             ----     --------        -------        ------       -------   --------



                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the previously filed Form 10-K. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of interim periods are not necessarily indicative of the results to be expected for the complete year.

          Certain amounts previously reported in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):

                                   June 30, 1996    December 31, 1995
                                   -------------    -----------------

          Raw Materials              $44,946            $26,526
          Service Parts               43,893             39,952
          Finished Goods              61,841             38,155
                                     -------            -------
                                    $150,680           $104,633
                                     -------            -------
                                     -------            -------

NOTE 3.   FINANCING AGREEMENT

          The Company has an unsecured bank line of credit arrangement with maximum available borrowings of $125,000,000. Interest is charged at rates based on LIBOR or "prime" (5.84% at June 30, 1996) and the agreement expires on March 31, 1998. As of June 30, 1996, total borrowings under this credit agreement were $64,000,000 and have been classified as long-term liabilities in the accompanying consolidated balance sheets. Cumulative borrowings and repayments under the credit agreement during the six months ended June 30, 1996, were $169,000,000 and $145,200,000 respectively.

NOTE 4.   INVESTMENTS IN AFFILIATES

          The Company's investments in joint ventures are accounted for under the equity method and consisted of the following carrying amounts (in thousands):

                                        June 30, 1996    December 31, 1995
                                        -------------    -----------------
          Polaris Acceptance                 $11,288                  $0

          Robin Manufacturing, U.S.A.            799                 557
                                             -------                ----

                                             $12,087                $557
                                             -------                ----
                                             -------                ----

          In February, 1996 a wholly-owned subsidiary of the Company entered into a partnership agreement with Transamerica Commercial Finance Corporation (TCFC) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing and may in the future provide other financial services to dealers, distributors and retail customers of the Company. Under the partnership agreement the Company's subsidiary has a 25 percent equity interest in Polaris Acceptance and an option to increase its equity interest to 50 percent effective January 1, 1997. The Company has guaranteed 25 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At June 30, 1996, the Company's contingent liability with respect to the guarantee was approximately $67,000,000.

          In February, 1995, the Company entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

          The Company's allocable share of the income of Polaris Acceptance and Robin was not significant for the reported periods and has been included as a component of nonoperating expense (income) in the accompanying consolidated statements of operations.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

          Historically, the Company elected not to insure for product liability losses. Effective June 1996, the Company purchased excess insurance coverage for catastrophic product liability claims for incidents occurring in future periods that exceed a significant self-insured retention. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is determinable.

          The Company is a defendant in lawsuits and subject to claims arising in the normal course of business. It is the opinion of management that their outcomes will not, in the aggregate, have a material adverse effect on the financial position or operations of the Company.

NOTE 6.   SUBSEQUENT EVENT

          On July 18, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on August 15, 1996, to holders of record on August 1, 1996.

                                     ITEM 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (the "Company"), for the quarters and six-month periods ended June 30, 1996 and 1995. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft
(PWC) business, and to certain changes in production and shipping cycles, results of interim periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales increased to $317.1 million in the second quarter of 1996, representing an 11 percent increase over $285.4 million in sales for the same period in 1995. The increase in sales is attributable to a significant increase in sales of ATVs due to continued strong demand, as well as increases in sales of parts, garments and accessories.

ATV unit sales volume in the second quarter of 1996 increased 34 percent from the comparable period in 1995. The average per unit sales price for ATVs increased by 3 percent in the 1996 period as a result of the introduction of new, high performance models with additional features that have a higher selling price than other segments of the ATV product line.

Snowmobile unit volume in the second quarter of 1996 was approximately the same as the comparable period in 1995.

PWC unit sales volume in the second quarter of 1996 decreased 6 percent from the comparable period in 1995 reflecting the late-arriving summer in many parts of the country and an overall slowing in PWC industry growth.

Sales of related parts, garments and accessories (PG & A) in the second quarter of 1996 increased 21 percent over the comparable period in 1995. Each product line recorded PG & A sales increases in the second quarter of 1996 over the same period in 1995.

Sales increased to $595.1 million for the year-to-date period ended June 30, 1996, representing a 10 percent increase over the $540.2 million of sales for the same period in 1995. Total finished goods unit shipments for the year-to-date 1996 period increased 4 percent over the same period in 1995.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


Gross profit of $63.2 million in the second quarter of 1996 represents a 9 percent increase over gross profit of $58.0 million for the same period in 1995. Gross profit of $113.9 million in the year-to-date period ended June 30, 1996 represents a 9 percent increase over gross profit of $104.7 million for the same period in 1995. The gross profit margin percentage decreased to 19.9 percent for the second quarter of 1996 as compared to 20.3 percent for the comparable period in 1995 and to 19.1 percent for the year-to-date period ended June 30, 1996, as compared to 19.4 percent for the year-to-date period in 1995. This decrease in gross margin percentage is largely attributable to a) an increase in warranty expenses as a result of the emphasis on technological innovation and introduction of new high performance models offset by b) decreases in raw material purchase prices for engines and certain other component parts because of the recent strengthening of the U.S. dollar in relation to the Japanese yen when compared to the comparable 1995 periods; and c) a change in the sales mix which resulted in higher PG & A sales which generate higher margins than sales of whole goods.

Operating expenses in the second quarter of 1996 increased $0.8 million (2 percent) over the 1995 period as a result of the sales volume increase, but as a percentage of sales, decreased to 12.1 percent for the second quarter of 1996 compared to 13.2 percent for the same period in 1995. Operating expenses in the year-to-date period ended June 30, 1996 increased $2.6 million (4 percent) over the comparable period in 1995, primarily as a result of the sales volume increase, but as a percentage of sales, decreased to 11.3 percent for the year-to-date period of 1996 compared to 12.0 percent for the same period in 1995.
The percentage decreases in the second quarter and year-to-date periods are due primarily to the Company's supporting an increasing level of sales without a corresponding increase in general and administrative expenses.

The increase of $1.4 million in nonoperating expense in the year-to-date period ended June 30, 1996 over the comparable period in 1995 is primarily a result of
a) interest expense incurred in 1996 from borrowings under the bank line of credit arrangement used to fund the payment of special cash distributions totaling $104.9 million during 1995; b) lower cash and cash equivalent balances in 1996 generated lower investment income during the first half of 1996 compared to the same period in 1995; offset by c) equity in the income of affiliates recorded in the first half of 1996.

The provision for income taxes for the year-to-date period ended June 30, 1996 has been recorded at a rate of 36 percent of pretax income compared to 38 percent for the same period in 1995. This change reflects the recent settlement

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

reached with the Canadian income tax authorities regarding a claim for additional income taxes payable by the Company's Canadian subsidiary for tax years 1987 through 1991.

CASH DIVIDENDS

On April 15, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on May 15, 1996, to holders of record on May 1, 1996.

On July 18, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on August 15, 1996, to holders of record on August 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125.0 million. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 1998. At June 30, 1996, the Company had borrowings under its bank line of credit arrangement of $64.0 million and cash and cash equivalents of $6.9 million, compared to $40.2 million in borrowings and cash and cash equivalents of $3.5 million at December 31, 1995.

Beginning in early July 1996, the Company began to repurchase its shares under the 1,000,000 share repurchase authorization approved by the Board of Directors in January, 1996.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for 1996.

INFLATION AND EXCHANGE RATES

The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen has

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

resulted in higher raw material purchase prices. In 1995, approximately 27 percent of the Company's cost of sales was attributable to purchases from Japanese suppliers. Management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors. The strengthening of the U.S. dollar in relation to the yen during 1996 has reversed this trend. The Company's cost of goods sold in the second quarter and year-to-date periods ended June 30, 1996, were positively impacted by the yen exchange rate fluctuation when compared to the same periods in 1995. In view of the foreign exchange hedging contracts currently in place, the Company anticipates that it will continue to have a positive impact on cost of goods sold during the remaining two quarters of 1996 when compared to the same periods in 1995.

The Company operates in Canada through a wholly-owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis.
However, the fluctuation of the Canadian dollar exchange rate did not have a significant impact on the gross margin levels achieved in the second quarter and year-to-date period ended June 30, 1996, when compared to the same periods in 1995.

In the past, the Company has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 1996, the Company had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout 1996.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence.

POLARIS INDUSTRIES INC.


PART II.    OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
        None.

     ITEM 2 - CHANGES IN SECURITIES
        None.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
        None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        The Company held its annual meeting of shareholders on May 9, 1996. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the meeting:

            1. To elect the following nominees as Class II Directors for a new term of three years and until their successors are duly elected and qualified:

                                  Votes       Withhold
                                   For       Authority
                                   ---       ---------

        Beverly F. Dolan        23,755,744     188,714

        Robert S. Moe           23,768,179     176,280

        The terms of the following directors continued after the meeting:
        Andris A. Baltins, Kenneth D. Larson, Gregory R. Palen, Stephen G. Shank and W. Hall Wendel, Jr.

        The Board of Directors of the Company has increased the size of the Board to eight members and elected Raymond J. Biggs as a director of the Company effective July 1, 1996. Mr. Biggs will serve as a director until the Annual Meeting of Shareholders of the Company in 1997 and until his successor is duly elected and qualified.

        2.        To approve the Polaris Industries Inc. 1996 Restricted Stock
                  Plan:

           Votes For          Abstentions      Broker Non-Votes    Votes Against
           ---------          -----------      ----------------    -------------
           22,545,981           270,660              3,382           1,124,436

Polaris Industries Inc.
Part II. Other Information
(cont'd)


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


                                        POLARIS INDUSTRIES INC.
                                             (Registrant)




Date:   August 2, 1996                       /s/ W. Hall Wendel, Jr.
                                             -----------------------
                                             W. Hall Wendel, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer



Date:   August 2, 1996                       /s/ John H. Grunewald
                                             ---------------------
                                             John H. Grunewald
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (Principal Financial and Chief
                                             Accounting Officer)