Form 10-Q
period 1996-09-30
POLARIS INDUSTRIES INC/MN
filed 1996-11-13
CIK 931015

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996
                               ------------------------------------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                              ------------------------  -----------------------

Commission File Number               1-11411
                      ---------------------------------------------------------

                           Polaris Industries Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Minnesota                            41-1790959
-------------------------------------------------------------------------------
    (State or other jurisdiction                 (IRS Employer
    of incorporation or organization)            Identification No.)

             1225 Highway 169 North,  Minneapolis, MN        55441
-------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                   (612) 542-0500
-------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

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

    As of November 1, 1996, 27,032,073 shares of Common Stock of the issuer were outstanding.

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

                               POLARIS INDUSTRIES INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                    September 30, 1996         December 31, 1995
                                    ------------------         -----------------
ASSETS                                (Unaudited)
Current Assets:
     Cash and cash equivalents                 $7,263                    $3,501
     Trade receivables                         61,148                    40,402
     Inventories                              173,599                   104,633
     Prepaid expenses and other                 4,018                     6,735
     Deferred tax assets                       23,000                    20,000
                                              -------                   -------
    Total current assets                      269,028                   175,271
                                              -------                   -------

Deferred Tax Assets                            32,000                    35,000
Property and Equipment, at
  cost,  net of accumulated
   depreciation of $69,907 in
   1996 and $47,867 in 1995                    85,074                    78,455

Investments in Affiliates                      13,745                       557

Intangible Assets, at cost, net of
  accumulated amortization of $9,562
  in 1996 and $9,006 in 1995                   24,597                    25,153
                                              -------                   -------
         Total Assets                        $424,444                  $314,436
                                             ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                         $76,399                   $57,388
     Accrued expenses                         102,476                    85,748
     Income taxes payable                      13,928                    12,586
                                              -------                   -------
       Total current liabilities              192,803                   155,722

Borrowings under credit agreement              87,100                    40,200
                                              -------                   -------
         Total Liabilities                    279,903                   195,922
                                              -------                   -------

Shareholders' Equity:
     Common stock                                 272                       273
     Additional paid-in capital               105,606                   109,344
     Deferred compensation                     (1,048)                        0
     Compensation payable in common stock       9,111                    11,418
     Retained earnings (accumulated deficit)   30,600                    (2,521)
                                              -------                   -------
         Total Shareholders' Equity           144,541                   118,514
                                              -------                   -------
       Total Liabilities and
          Shareholders' Equity               $424,444                  $314,436
                                             ========                  ========


                See Notes to Consolidated Financial Statements
                                     -3-

                               POLARIS INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     UNAUDITED


                                       Third Quarter        For the Nine Months
                                    Ended September 30,     Ended September 30,
                                        1996       1995          1996       1995
                                        ----       ----          ----      -----

Sales                               $299,135   $291,431      $894,229   $831,581
Cost of Sales                        238,503    228,226       719,745    663,627
                                    --------   --------      --------   --------
     Gross profit                     60,632    63,205        174,484    167,954

Operating Expenses
     Selling and marketing            31,354    25,629         83,504     74,459
     General and administrative        4,829     6,115         20,101     22,124
                                    --------   --------      --------   --------
     Total operating expenses         36,183    31,744        103,605     96,583
                                    --------   --------      --------   --------

     Operating Income                 24,449    31,461         70,879     71,371

Nonoperating Expense (Income), net      (351)    1,552           (146)       373
                                    --------   -------        -------   --------
     Income before income taxes       24,800    29,909         71,025     70,998

Provision for Income Taxes             8,928    11,365         25,569     26,979
                                    --------   -------       --------   --------

     Net Income                      $15,872   $18,544        $45,456    $44,019
                                    ========   =======       ========   ========

Net Income Per Share                   $0.57     $0.67          $1.63      $1.59
                                    ========   =======       ========   ========
Weighted Average Number of
     Common and Common Equivalent
     Shares Outstanding               27,826    27,799         27,959     27,793
                                    ========   =======       ========   ========



                See Notes to Consolidated Financial Statements
                                     -4-

                               POLARIS INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     UNAUDITED

                                                           For the Nine Months
                                                           Ended September 30,
                                                           --------------------
                                                                1996       1995
Cash Flows From Operating Activities
  Net Income                                                 $45,456    $44,019
  Adjustments to reconcile net income to
    cash flow from operating activities:
        Depreciation                                          22,040     17,585
        Amortization                                             556        647
        Noncash compensation                                   3,813      3,811
        Deferred income taxes                                      0      5,000

        Changes in current operating items -
            Trade receivables                                (20,746)   (28,016)
             Inventories                                     (68,966)   (20,051)
             Accounts payable                                 19,011      4,170
             Accrued expenses                                 16,728     11,082
             Income taxes payable                              1,342        803
             Others, net                                       2,667      1,895
                                                             -------     ------
                 Net cash provided by
                   operating activities                       21,901     40,945
                                                             -------     ------
Cash Flows From Investing Activities:
    Purchase of property and equipment                       (28,659)   (34,299)
    Investments in affiliates                                (13,188)    (1,086)
                                                             -------     ------
                Cash flow used for investing activities      (41,847)   (35,385)
                                                             -------     ------
Cash Flows From Financing Activities:
    Borrowings under credit agreement, net                    46,900     25,000
    Shares repurchased                                       (10,857)         0
    Cash distributions to partners                                 0    (12,736)
    Cash dividends to shareholders                           (12,335)   (78,112)
                                                             -------     ------
                Net cash from (used for)
                   financing activities                       23,708    (65,848)

                Increase (decrease) in
                  cash and cash equivalents                    3,762    (60,288)
Cash and Cash Equivalents, Beginning                           3,501     62,881
                                                             -------     ------
Cash and Cash Equivalents, Ending                             $7,263     $2,593
                                                             =======     ======


                See Notes to Consolidated Financial Statements
                                     -5-

                                     POLARIS INDUSTRIES INC.
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (IN THOUSANDS)
                                           UNAUDITED



                                                                                          Retained
                                         Additional                     Compensation      Earnings
                             Common         Paid-In         Deferred      Payable in  (Accumulated
                              Stock         Capital     Compensation           Stock       Deficit)            Total
                             ------     -----------     ------------      ----------       --------         --------
Balance, December 31, 1995     $273        $109,344               $0         $11,418       ($2,521)         $118,514

 First Rights conversion
   to stock                       2           5,717                0          (5,769)            0               (50)

 First Rights grants              0               0                0           3,462             0             3,462

 Restricted stock                 1           1,398           (1,048)              0             0               351

 Cash dividends declared          0               0                0               0       (12,335)          (12,335)

 Shares Repurchased              (4)        (10,853)               0               0             0           (10,857)

 Net income                       0               0                0               0        45,456            45,456
                                 --              --               --              --        ------          ---------
Balance, September 30, 1996    $272        $105,606          ($1,048)         $9,111       $30,600          $144,541
                               ====        ========          ========         ======       =======         ==========

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

NOTE 2.  INVENTORIES

         The major components of inventories are as follows (in thousands):



                                September 30, 1996            December 31, 1995
                                ------------------            -----------------
         Raw Materials               $44,563                        $26,526
         Service Parts                44,246                         39,952
         Finished Goods               84,790                         38,155
                                      ------                         ------
                                    $173,599                       $104,633
                                    ========                       ========


NOTE 3.  FINANCING AGREEMENT

         The Company has an unsecured bank line of credit arrangement with maximum available borrowings of $125,000,000. Interest is charged at rates based on LIBOR or "prime" (5.97% at September 30, 1996) and the agreement expires on March 31, 1998. As of September 30, 1996, total borrowings under this credit agreement were $87,100,000 and have been classified as long-term liabilities in the accompanying consolidated balance sheets. Cumulative borrowings and repayments under the credit agreement during the nine months ended September 30, 1996, were $228,100,000 and $181,200,000 respectively.

NOTE 4.  INVESTMENTS IN AFFILIATES

         The Company's investments in joint ventures are accounted for under the equity method and consisted of the following carrying amounts (in thousands):

                                      September 30, 1996       December 31, 1995
                                      ------------------       -----------------
         Polaris Acceptance                 $12,897                   $0
         Robin Manufacturing,U.S.A.             848                  557
                                               ----                  ---
                                            $13,745                 $557
                                            =======                 ====

         In February 1996, a wholly-owned subsidiary of the Company entered into a partnership agreement with Transamerica Commercial Finance Corporation (TCFC) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing and may in the future provide other financial services to dealers, distributors and retail customers of the Company. Under the partnership agreement the Company's subsidiary has a 25 percent equity interest in Polaris Acceptance and an option to increase its equity interest to 50 percent effective January 1, 1997. The Company has guaranteed 25 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At September 30, 1996, the Company's contingent liability with respect to the guarantee was approximately $71,000,000.

         In February, 1995, the Company entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

         The Company's allocable share of the income of Polaris Acceptance and Robin was not material for the reported periods and has been included as a component of nonoperating expense (income) in the accompanying consolidated statements of operations.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Historically, the Company elected not to insure for product liability losses. Effective June 1996, the Company purchased excess insurance coverage for catastrophic product liability claims for incidents occurring in future periods that exceed a significant self-insured retention. The estimated costs resulting from any losses are charged to operating
                                         -8-
         expenses when it is probable a loss has been incurred and the amount of the loss is determinable.

         The Company is a defendant in lawsuits and subject to claims arising in the normal course of business. It is the opinion of management that their outcomes will not, in the aggregate, have a material adverse effect on the financial position or operations of the Company.

NOTE 6.  SUBSEQUENT EVENT

         On October 14, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on November 15, 1996, to holders of record on November 1, 1996.

                                        ITEM 2


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (the "Company"), for the quarters and nine-month periods ended September 30, 1996 and 1995. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of interim periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales increased to $299.1 million in the third quarter of 1996, representing a 3 percent increase over $291.4 million in sales for the same period in 1995. The increase in sales is attributable to an increase in sales of ATVs due to continued strong demand, offset by decreases in sales of other product lines.

ATV unit sales volume in the third quarter of 1996 increased 35 percent from the comparable period in 1995. ATV unit sales growth continues to be led by the success of the new Sportsman 500 model.

Snowmobile unit volume in the third quarter of 1996 decreased 14 percent from the comparable period in 1995. A build-up of PWC unit inventory at the retail level affected the Company's ability to ship snowmobiles at anticipated levels during the third quarter of 1996.

PWC unit sales volume decreased in the third quarter of 1996 resulting in a sales decrease of $3.2 million from the comparable period in 1995. Historically, sales of PWC in the third quarter have been minimal, resulting in percentage changes that are not meaningful for comparison purposes.

Sales of related parts, garments and accessories (PG & A) in the third quarter of 1996 decreased 4 percent from the comparable period in 1995.

Sales increased to $894.2 million for the year-to-date period ended September 30, 1996, representing an 8 percent increase over the $831.6 million of sales for the same period in 1995. Total finished goods unit shipments for the year-to-date 1996 period increased 3 percent over the same period in 1995.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


Gross profit of $60.6 million in the third quarter of 1996 represents a 4 percent decrease from gross profit of $63.2 million for the same period in 1995. Gross profit of $174.5 million in the year-to-date period ended September 30, 1996 represents a 4 percent increase over gross profit of $168.0 million for the same period in 1995. The gross profit margin percentage decreased to 20.3 percent for the third quarter of 1996 as compared to 21.7 percent for the comparable period in 1995 and decreased to 19.5 percent for the year-to-date period ended September 30, 1996, as compared to 20.2 percent for the year-to-date period in 1995. This decrease in gross margin percentage is largely attributable to a) an increase in warranty expenses as a result of the emphasis on technological innovation and introduction of new high performance models; b) an increase in research and development costs reflecting the Company's continued emphasis on aggressive, innovative new product development; offset by c) decreases in raw material purchase prices for engines and certain other component parts because of the recent strengthening of the U.S. dollar in relation to the Japanese yen when compared to the comparable 1995 periods.

Operating expenses in the third quarter of 1996 increased $4.4 million (14 percent) over the 1995 period and, as a percentage of sales, increased to 12.1 percent for the third quarter of 1996 compared to 10.9 percent for the same period in 1995. Operating expenses in the year-to-date period ended September 30, 1996 increased $7.0 million (7 percent) over the comparable period in 1995, but, as a percentage of sales, remained consistent at 11.6 percent for the year-to-date periods of 1996 and 1995. The percentage increases in the third quarter of 1996 are due primarily to an increased level of promotional costs related to efforts to assist dealers in retailing PWC units late in the 1996 selling season.

The decrease in nonoperating expense (income) in the third quarter and year-to-date periods ended September 30, 1996 over the comparable periods in 1995 is primarily a result of a) equity in the income of affiliates recorded during the 1996 periods, offset by b) interest expense incurred in 1996 from borrowings under the bank line of credit arrangement used to fund the payment of special cash distributions totaling $104.9 million during 1995; and c) lower cash and cash equivalent balances in 1996 generated lower investment income during the 1996 periods compared to the same periods in 1995.

The provision for income taxes for the year-to-date period ended September 30, 1996 has been recorded at a rate of 36 percent of pretax income compared to 38 percent for the same period in 1995. This change reflects the settlement reached with the
                                         -11-

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

Canadian income tax authorities regarding a claim for additional income taxes payable by the Company's Canadian subsidiary for tax years 1987 through 1991.

CASH DIVIDENDS

On July 18, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on August 15, 1996, to holders of record on August 1, 1996.

On October 14, 1996, the Board of Directors of the Company declared a regular cash dividend of $0.15 per share payable on November 15, 1996, to holders of record on November 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Effective May 8, 1995, the Company entered into an unsecured bank line of credit arrangement with maximum available borrowings of $125.0 million. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 1998. At September 30, 1996, the Company had borrowings under its bank line of credit arrangement of $87.1 million and cash and cash equivalents of $7.3 million, compared to $40.2 million in borrowings and cash and cash equivalents of $3.5 million at December 31, 1995.

Beginning in early July 1996, the Company began to repurchase its shares under the 1,000,000 share repurchase authorization approved by the Board of Directors in January, 1996. As of September 30, 1996, 410,000 shares have been repurchased.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the next four quarters.

INFLATION AND EXCHANGE RATES

The Company does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen has
                                         -12-

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

resulted in higher raw material purchase prices. In 1995, approximately 27 percent of the Company's cost of sales was attributable to purchases from Japanese suppliers. Management believes that such cost increases also affect its principal competitors in ATVs, and, to varying degrees, some of its snowmobile and PWC competitors. The strengthening of the U.S. dollar in relation to the yen during 1996 has reversed this trend. The Company's cost of sales in the third quarter and year-to-date periods ended September 30, 1996, were positively impacted by the yen exchange rate fluctuation when compared to the same periods in 1995. In view of the foreign exchange hedging contracts currently in place, the Company anticipates that it will continue to have a positive impact on cost of sales during the fourth quarter of 1996 when compared to the same period in 1995.

The Company operates in Canada through a wholly-owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis.
However, the fluctuation of the Canadian dollar exchange rate did not have a significant impact on the gross margin levels achieved in the third quarter and year-to-date period ended September 30, 1996, when compared to the same periods in 1995.

In the past, the Company has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 1996, the Company had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout the remainder of 1996.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence.

POLARIS INDUSTRIES INC.


PART II.      OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS
         None.

    ITEM 2 - CHANGES IN SECURITIES
         None.

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None.

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

    ITEM 5 - OTHER INFORMATION
         None.

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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


                                       POLARIS INDUSTRIES INC.
                                             (Registrant)




Date:    November 1, 1996                   /s/ W. Hall Wendel, Jr.
                                            -----------------------
                                            W. Hall Wendel, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer



Date:    November 1, 1996                   /s/ John H. Grunewald
                                            -----------------------
                                            John H. Grunewald
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (Principal Financial and
                                            Chief Accounting Officer)