Form 10-K
period 1996-12-31
POLARIS INDUSTRIES INC/MN
filed 1997-03-19
CIK 931015

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

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock of the registrant as of March 3, 1997 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (23,961,506 shares) was approximately $620,003,968.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 3, 1997, 26,853,417 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 furnished to the Securities and Exchange Commission (the "1996 Annual Report") are incorporated by reference into Parts II and III of this Form 10-K.

    2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997 filed with the Securities and Exchange Commission (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    Polaris Industries Inc. (the "Company"), a Minnesota corporation, was formed in 1994 for the purpose of merging (the "Merger") a subsidiary of the Company into Polaris Industries Partners L.P., a Delaware limited partnership (the "Partnership") and merging Polaris Industries L.P., a Delaware limited partnership, into the Partnership. The Merger took place on December 22, 1994. Upon consummation of the Merger, each unit of Beneficial Assignment of Class A Limited Partnership Interests of the Partnership was exchanged for one share of common stock, $.01 par value of the Company. On December 31, 1996, the Partnership was merged with and into Polaris Industries Inc., a Delaware corporation (the "Operating Subsidiary"). The Company owns 100% of the Operating Subsidiary. The term "Polaris" as used herein refers to the business and operations of the Operating Subsidiary and its predecessors, Polaris Industries Partners L.P. and Polaris Industries L.P.

    Polaris designs, engineers and manufactures snowmobiles, all terrain recreational and utility vehicles ("ATVs"), and personal watercraft ("PWC") and markets them, together with related accessories, clothing and replacement parts through dealers and distributors principally located in the United States, Canada and Europe. Snowmobiles, ATVs, PWC and clothing, accessories and parts, accounted for the following approximate percentages of Polaris' sales for the periods indicated.

                                                                                                      CLOTHING,
YEAR ENDED                                                                                         ACCESSORIES AND
DECEMBER 31                                              SNOWMOBILES        ATVS          PWC           PARTS
----------------------------------------------------  -----------------     -----        -----     ---------------
1996................................................             37%             37%          15%            11%
1995................................................             40%             33%          16%            11%
1994................................................             44%             29%          14%            13%

INDUSTRY BACKGROUND

    SNOWMOBILES. In the early 1950s, a predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

    Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that industry sales of snowmobiles on a worldwide basis were approximately 250,000 units for the season ended March 31, 1996.

    ALL TERRAIN VEHICLES. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

    ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki, entered the North American market in the late 1970s and early 1980s. By 1980, the number of ATV units sold in the North American market annually had increased to approximately 140,000 units. Polaris entered the ATV market in 1985 and Arctic Cat entered the ATV market in 1995. In 1985, the number of three-and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year. Polaris estimates that, since declining from that level, the industry has stabilized and has experienced modest growth with approximately 400,000 ATVs sold worldwide during the calendar year 1996.

    PERSONAL WATERCRAFT. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two or three passengers. Polaris entered the PWC market in 1992. Polaris estimates that worldwide sales for PWC was approximately 230,000 units during the calendar year 1996. Other major PWC manufacturers are Bombardier, Yamaha, Kawasaki and Arctic Cat.

PRODUCTS

    SNOWMOBILES. Polaris produces a full line of snowmobiles, consisting of forty-one models, ranging from utility and economy models to performance and competition models, with 1997 model suggested retail prices ranging from approximately $3,100 to $8,800. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it has the largest share of the worldwide snowmobile market.

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

    For the year ended December 31, 1996, snowmobiles accounted for approximately 37% of Polaris' sales.

    ALL TERRAIN VEHICLES. Polaris entered the ATV market in the spring of 1985 with both a three-wheel and a four-wheel product. Polaris currently produces four-wheel ATV and six-wheel off-road vehicle products, which provide more stability for the rider than the earlier three-wheel versions. Polaris' line of ATVs consisting of sixteen models, includes general purpose, sport and four-and six-wheel drive utility models, with 1996 suggested retail prices ranging from approximately $3,200 to $6,900.

    Polaris' ATV features the totally automatic Polaris variable transmission which requires no manual shifting and a MacPherson strut front suspension, which Polaris believes enhances control and stability. Polaris' ATVs include both two cycle and four cycle engines and both shaft and chain drive.

    Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes that this market has stabilized somewhat since 1989 and has begun to resume modest growth.

    For the year ended December 31, 1996 ATVs accounted for approximately 37% of Polaris' sales.

    PERSONAL WATERCRAFT. In 1992, Polaris introduced the SL650 personal watercraft, Polaris' first entry into this product category. Since that time, Polaris has added other models with more power and performance. Management believes that its models had the industry's first three-cylinder engines developed specifically for PWC. The introduction of the PWC made use of Polaris' engineering, production and distribution strengths, and also reduced Polaris' dependence on its then existing product lines for overall sales and earnings. The 1996 suggested retail prices for Polaris' PWC range from approximately $5,300 to $7,500.

    For the year ended December 31, 1996, PWC accounted for approximately 15% of Polaris' sales.

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

    For the year ended December 31, 1996, clothing, accessories and parts accounted for approximately 11% of Polaris' sales.

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

    Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. ("Fuji"), Fuji had been the exclusive manufacturer of the Polaris two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris' ATV products since their introduction in the spring of 1985 and also supplies engines for Polaris' PWC products. Such engines are developed by Fuji to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, its informal relationship were terminated by Fuji, interruption in the supply of engines would adversely affect Polaris' production pending the continued development of substitute supply arrangements.

    Since October, 1995, Polaris has been designing and producing its own engines for selected models of PWC and snowmobiles, and purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines. In addition, in February, 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris initially invested $800,000 for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

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

    Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since May 1993, Polaris has had the ability to manufacture ATVs year round. Generally, Polaris commences ATV production in late autumn and continues through early autumn of the following year.

SALES AND MARKETING

    With the exception of Illinois, upper Michigan and eastern Wisconsin, where Polaris sells its snowmobiles through an independent distributor, Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Over the past several years, Polaris has placed an increasing emphasis on dealer-direct, as opposed to independent distributor, sales. Snowmobile sales in Europe and other offshore markets are handled through independent distributors. See Note 1 of Notes to Consolidated Financial Statements for discussion of foreign and domestic operations and export sales.

    Most dealers and distributors of Polaris snowmobiles also distribute Polaris' ATVs and PWC. Since the beginning of 1986, Polaris has established approximately 550 dealerships in the southern United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

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

    In February, 1996, Polaris entered into a partnership agreement with Transamerica Commercial Finance Corporation ("TCFC") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris' dealers and distributors and may in the future provide other financial services to dealers, distributors and retail customers. Under the partnership agreement, Polaris had a 25% equity interest in Polaris Acceptance throughout 1996. Additionally, Polaris had guaranteed 25% of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At December 31, 1996, Polaris' contingent liability with respect to the guarantee was approximately $56.0 million. In January, 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50% for an additional investment of approximately $10.4 million, and now guarantees 50% of the outstanding indebtedness of Polaris Acceptance.

    Polaris has arrangements with Polaris Acceptance, Transamerica Commercial Finance Corporation, and Deutsche Financial Services Canada Corporation, a Deutsche Bank Company, to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' sales of snowmobiles, ATVs and PWC are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units in the past. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

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

ENGINEERING, RESEARCH AND DEVELOPMENT, AND NEW PRODUCT INTRODUCTION

    Polaris employs approximately 260 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes that Polaris and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, the long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension and "on demand" four-wheel drive systems for use in ATVs and the application of a forced air cooled variable power transmission system to ATVs.

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

    Polaris expended for research and development approximately $28.3 million for 1996, $19.9 million for 1995, and $15.0 million for 1994, which amounts were included as a component of the cost of sales in the period incurred.

    In February, 1997 Polaris announced that it is adding motorcycles to its line of businesses with the introduction of a made-in-the-USA cruiser under the brand name "Victory", which is expected to be available in limited quantities in the spring of 1998. The company expects that the engines for the motorcycles will be built at Polaris' engine plant in Osceola, Wisconsin and the motorcycles will be manufactured at the company's Spirit Lake, Iowa plant.

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

    Except for 1,700 three-wheel models initially produced, Polaris manufactures only four-wheel ATVs and six-wheel off-road vehicle products. Polaris has always placed warning labels on its ATVs stating that they are designed for use only by persons aged 16 or older (which warning was revised in 1987 to provide that only adults over age 18 should operate the vehicle), that operators should always wear approved safety helmets and that riders should complete proper training prior to operating an ATV.

    On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety. The agreement called for the repurchase of all three-wheel ATVs remaining in the hands of its distributors and dealers, the provision of additional safety oriented point-of-purchase materials in all Polaris ATV dealerships, and the addition of a mandatory "hands on" consumer and dealer safety training program designed to give all Polaris ATV dealers and consumers maximum exposure to safe riding techniques. Polaris conditions its ATV warranties described below under "--Product Liability" on completion of the mandatory "hands on" consumer training program.

    Pursuant to the agreement with the CPSC, Polaris has procedures in place for ascertaining dealer compliance with the provisions of the CPSC consent decree, including random "undercover" on-site inspections of dealerships to ensure compliance with the age restriction.

    Polaris continually attempts to assure that its dealers are in compliance with the provisions of the CPSC consent decree. Polaris has notified its dealers that it will terminate any dealer it determines to have violated the provisions of the CPSC consent decree. To date, it has terminated or not renewed nine dealers for such reason.

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

    California has recently enacted legislation setting maximum emission standards for ATVs and the federal government has proposed legislation setting maximum emission standards for a number of vehicles including ATVs and snowmobiles. Currently Polaris' two-cycle engines do not meet the California emission requirements or those proposed under the federal legislation without technical enhancement, which is under development. However, Polaris has developed and sells ATVs with four-cycle engines that meet the California emission standards. The federal government has also enacted legislation mandating maximum emission standards for PWC beginning in 1999 with annual reductions in permitted maximums through 2006. Currently, Polaris' two-cycle engines for PWC would not meet the new emission requirements without technical enhancement, which is under development. Polaris is unable to predict the ultimate impact of the enacted or proposed legislation on Polaris and its operations. Finally, some states may pass legislation and local ordinances have been and may from time to time be considered and adopted which restrict the use of PWC to specified hours and locations.

PRODUCT LIABILITY

    Polaris' product liability insurance limits and coverages have been adversely affected by the general decline in the availability of liability insurance. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June, 1996. In June, 1996 Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceed a self-insured retention.

    Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 1996, Polaris has paid an aggregate of less than $2.6 million in product liability claims and had accrued $7.2 million at December 31, 1996, for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe that the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, or PWC prior to 1992, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 6 of Notes to Consolidated Financial Statements.

WARRANTY

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

EFFECTS OF WEATHER

    Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see "--Production Scheduling") and shifting dealer inventories from one location to another. However, there is no assurance that weather conditions would not have a material effect on Polaris' sales of snowmobiles, ATVs or PWC.

EMPLOYMENT

    Polaris employed a total of approximately 3,500 persons at December 31, 1996. Approximately 750 of its employees are salaried. Polaris considers its relations with its personnel to be excellent.

    Historically, Polaris' snowmobile business has been seasonal, resulting in significant differences in employment levels during the year. Despite such variations in employment levels, employee turnover has not been high. With the introduction of the ATV line in 1985, Polaris' employment levels have become more stable. Polaris' employees have not been represented by a union since July 1982.

ITEM 2. PROPERTIES

    Polaris owns its principal manufacturing facility in Roseau, Minnesota. The facility consists of approximately 509,000 square feet of manufacturing space located on approximately 100 acres. In 1991 Polaris acquired a fabricating facility in order to bring more component parts manufacturing in-house. This facility consists of a 190,000 square foot plant situated on 38 acres and is located in Osceola, Wisconsin. Polaris makes ongoing capital investments in its facilities. In August, 1994, Polaris signed a one-year lease agreement for a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris exercised its option to purchase the facility during 1995. Polaris currently uses the facility to assemble all of its PWC product line, and certain ATV models. In August, 1995, Polaris purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of Polaris designed and built domestic engines. These investments have increased production capacity for snowmobiles, ATVs and PWC. The Company believes that Polaris' manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

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

    Polaris leases 92,000 square feet of headquarters and warehouse space in Minneapolis, Minnesota from related parties pursuant to a lease that will terminate in 2002. Polaris also leases an additional 109,000 square feet of warehouse space in Minneapolis, Minnesota and 42,000 square feet of office and warehouse space in Winnipeg, Manitoba. Polaris does not anticipate any difficulty in securing alternate facilities on competitive terms, if necessary, upon the termination of any of its leases.

    Polaris is in the process of constructing a 259,000 square foot parts, garments and accessories distribution center on 50 acres in Vermillion, South Dakota. When completed in mid-1997, Polaris will reduce its warehouse space currently leased in Minneapolis, Minnesota.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names of the executive officers of the Company as of March 3, 1997, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

NAME                         AGE                              TITLE
-----------------------      ---      ------------------------------------------------------
W. Hall Wendel, Jr.              54   Chairman and Chief Executive Officer
Kenneth D. Larson                56   President and Chief Operating Officer
Michael W. Malone                38   Vice President--Finance, Chief Financial Officer and
                                      Secretary
Charles A. Baxter                49   Vice President--Engineering
Ed Skomoroh                      59   Vice President--Sales and Marketing
Jeffrey A. Bjorkman              37   Vice President--Manufacturing

    Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

    Mr. Wendel has served as Chairman and Chief Executive Officer since the Company's formation in 1994. Mr. Wendel was the Chief Executive Officer of Polaris Industries Capital Corporation ("PICC"), which was the managing general partner of Polaris Industries Associates L.P., which was the operating general partner of Polaris Industries L.P. from 1987 to December 1994. From 1981 to 1987, Mr. Wendel was Chief Executive Officer of a predecessor of Polaris, which was formed to purchase the snowmobile assets of the Polaris E-Z-GO Division of Textron Inc. Before that time, Mr. Wendel was President of the Polaris E-Z-GO Division for two years and prior thereto, held marketing positions as Vice President of Sales and Marketing and National Sales Manager since 1974.

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

    Mr. Malone has been Vice President--Finance, Chief Financial Officer and Secretary of the Company since January 1997. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of PICC from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of PICC or its predecessor. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

    Mr. Baxter has been Vice President--Engineering of the Company since December 1994 and held that position with PICC or its predecessor since 1981. Prior thereto, since 1970, Mr. Baxter was employed as Director of Engineering of the Polaris E-Z-GO Division of Textron.

    Mr. Skomoroh has been Vice President--Sales and Marketing of the Company since December 1994 and held that position with PICC since October 1988. Prior thereto, he was Vice President, Polaris Canada and President, Secretary and Director of Polaris Industries, Inc., an Ontario corporation and a wholly owned subsidiary of Polaris Industries Partners L.P. Mr. Skomoroh joined Polaris in 1982 as General Manager, Canada, and was prior thereto the General Manager of the Canadian operations of Arctic Enterprises, Inc., a snowmobile manufacturer.

    Mr. Bjorkman has been Vice President--Manufacturing of the Company since January 1995, and prior thereto held positions of Plant Manager and Manufacturing Engineering Manager since July 1990. Prior to joining Polaris, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Investor Information" included in the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information under the caption "Selected Financial Data" included in the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis" included in the Company's 1996 Annual Report is included herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant, included in the Company's 1996 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets--December 31, 1996 and 1995

     Consolidated Statements of Operations--Years Ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity and Partners' Capital--Years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

    The financial statements of the Company and its predecessor, the Partnership, for the year ended December 31, 1994 were audited by McGladrey & Pullen, LLP. The separate report of McGladrey & Pullen, LLP for such period has been omitted from the Company's 1996 Annual Report in reliance on Rule 14a-3 of Regulation 14A under the Securities Exchange Act of 1934, as amended ("Rule 14a-3"). Pursuant to Note 1 to Rule 14a-3, the separate report of McGladrey & Pullen, LLP dated February 2, 1995 is included in this Item 8.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Polaris Industries Inc.
Minneapolis, Minnesota

    We have audited the accompanying consolidated statements of operations, shareholders' equity, and partners' capital and cash flows of Polaris Industries Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Polaris Industries Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 2, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors of the Registrant

    The information under the caption "Election of Directors--Information Concerning Nominees and Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

    (b) Executive Officers of the Registrant

    Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers of the Registrant."

    (c) Compliance with Section 16(a) of the Exchange Act

    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information" and "Election of Directors--Directors' Remuneration" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Consolidated Financial Statements

        Information concerning financial statements of Polaris Industries Inc. included in the Company's 1996 Annual Report are incorporated by reference to this Report under Item 8 "Financial Statements and Supplementary Data".

        (2) Financial Statement Schedules

        All supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        (3) Exhibits

        The Exhibits to this Report are listed in the Exhibit Index on page E-1.

        A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 26, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 1225 Highway 169 North, Minneapolis, Minnesota 55441, Attention: Investor Relations.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

    (c) Exhibits

    Included in Item 14(a)(3) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 18, 1997.

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

             SIGNATURE                          TITLE                  DATE
------------------------------------  --------------------------  --------------
      /s/ W. HALL WENDEL, JR.         Chief Executive Officer
------------------------------------   and Director (Principal    March 18, 1997
        W. Hall Wendel, Jr.            Executive Officer)

                                      Vice President--Finance,
       /s/ MICHAEL W. MALONE           Chief Financial Officer
------------------------------------   and Secretary (Principal   March 18, 1997
         Michael W. Malone             Financial and Accounting
                                       Officer)

                 *
------------------------------------  Director                    March 18, 1997
          Beverly F. Dolan

                 *
------------------------------------  Director                    March 18, 1997
           Robert S. Moe

                 *
------------------------------------  Director                    March 18, 1997
         Kenneth D. Larson

                 *
------------------------------------  Director                    March 18, 1997
          Stephen G. Shank

                 *
------------------------------------  Director                    March 18, 1997
          Gregory R. Palen

                 *
------------------------------------  Director                    March 18, 1997
         Andris A. Baltins

                 *
------------------------------------  Director                    March 18, 1997
          Raymond J. Biggs

*By:     /s/ W. HALL WENDEL, JR.                                  March 18, 1997
      ------------------------------
           (W. Hall Wendel, Jr.
            Attorney-in-Fact)

------------------------

* W. Hall Wendel, Jr., pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1996

  EXHIBIT
   NUMBER                                  DESCRIPTION
------------  ----------------------------------------------------------------------
       3.(a)  Articles of Incorporation of Polaris Industries Inc. ("the Company"),
              as amended, incorporated by reference to Exhibit 3(a) to the Company's
              Registration Statement on Form S-4 (No. 33-55769) (the "Form S-4").

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

         (b)  Profit Sharing Plan, incorporated by reference to Exhibit 10(f) to the
              Registration Statement on Form S-1 (No. 33-015124)("the Form S-1") of
              Polaris Industries Partners L.P. ("the Partnership").

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

         (l)  Plymouth, Minnesota, Executive Office Lease, incorporated by reference to Exhibit 10(m) to the Form S-1 ("the Executive Office Lease").

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

         (o)  Amended and Restated Polaris Industries Inc. 1996 Restricted Stock
              Plan, incorporated by reference to the Company's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on June 7, 1996 (No. 333-05463).

  EXHIBIT
   NUMBER                                  DESCRIPTION
------------  ----------------------------------------------------------------------
         (p)  Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1997 (No.
              333-21007).

         (q) Form of Change of Control Agreement entered into with executive officers of Company.

         (r)  Amendment to Executive Office Lease dated November 22, 1996.

      11.     Statement re:Computation of per share earnings.

      13.     Portions of the Annual Report to Security Holders for the Year Ended
              December 31, 1996 included pursuant to Note 2 to General Instruction
              G.

      21.     Subsidiaries of Registrant.

      23.(a)  Consent of Arthur Andersen LLP.

         (b)  Consent of McGladrey & Pullen, LLP.

      24.     Power of Attorney.

      27.     Financial Data Schedule.