Form 10-Q
period 1997-03-31
POLARIS INDUSTRIES INC/MN
filed 1997-05-15
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              --------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------

Commission File Number               1-11411
                      ----------------------------------------------------------

                             Polaris Industries Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                              41-1790959
--------------------------------------------------------------------------------
     (State or other jurisdiction                 (IRS Employer
  of incorporation or organization)               Identification No.)

     1225 Highway 169 North,  Minneapolis, MN            55441
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

                      Yes   X                      No
                         -------                     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of May 8, 1997, 26,649,254 shares of Common Stock of the issuer were outstanding.

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

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                             March 31, 1997   December 31, 1996
                                             --------------   -----------------
                                                (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                       $  8,460            $  5,812
   Trade receivables                                 24,875              36,158
   Inventories                                      115,926             122,911
   Prepaid expenses and other                         2,696               3,524
   Deferred tax assets                               24,000              25,000
                                                   --------            --------
      Total current assets                          175,957             193,405
                                                   --------            --------

Deferred Tax Assets                                  29,000              30,000
Property and Equipment, net                          89,474              93,513
Investments in Affiliates                            20,530              10,421
Intangible Assets, net                               24,160              24,378
                                                   --------            --------

               Total Assets                        $339,121            $351,717
                                                   --------            --------
                                                   --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                $ 47,617            $ 50,514
   Accrued expenses                                  72,933             102,316
   Income taxes payable                              12,183               8,557
                                                   --------            --------
      Total current liabilities                     132,733             161,387

Borrowings under credit agreement                    55,000              35,000
                                                   --------            --------
               Total Liabilities                    187,733             196,387
                                                   --------            --------

Shareholders' Equity:
   Common stock                                         269                 270
   Additional paid-in capital                        99,469             102,946
   Deferred compensation                             (2,789)               (978)
   Compensation payable in common stock               3,372               9,710
   Retained earnings                                 51,067              43,382
                                                   --------            --------
      Total shareholders' equity                    151,388             155,330
                                                   --------            --------

               Total Liabilities and Shareholder   $339,121            $351,717
                                                   --------            --------
                                                   --------            --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                For the Three Months
                                                   Ended March 31,
                                               -----------------------
                                                   1997           1996
                                                   ----           ----

Sales                                          $224,634       $278,041
Cost of Sales                                   180,741        227,383
                                               --------       --------
  Gross profit                                   43,893         50,658

Operating Expenses
  Selling and marketing                          19,688         21,581
  General and administrative                      6,560          7,342
                                               --------       --------
  Total operating expenses                       26,248         28,923
                                               --------       --------

  Operating income                               17,645         21,735

Nonoperating Expense (Income)
  Interest expense                                  744            823
  Equity in income of affiliates                 (1,386)             -
  Other expense (income), net                      (492)          (536)
                                               --------       --------

  Income before income taxes                     18,779         21,448

Provision for Income Taxes                        6,760          8,150
                                               --------       --------

  Net income                                   $ 12,019       $ 13,298
                                               --------       --------
                                               --------       --------


Net Income Per Share                           $   0.44       $   0.48
                                               --------       --------
                                               --------       --------

Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding                             27,450         27,982
                                               --------       --------
                                               --------       --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                       UNAUDITED

                                                        For the Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                           1997           1996
                                                           ----           ----
Cash Flows From Operating Activities
  Net Income                                           $ 12,019       $ 13,298
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       8,868          6,988
      Noncash compensation                                1,198          1,496
      Equity in income of affiliates                     (1,386)             -
      Deferred income taxes                               2,000          2,000
      Changes in current operating items -
        Trade receivables                                11,283          9,549
        Inventories                                       6,985        (31,952)
        Accounts payable                                 (2,897)        19,364
        Accrued expenses                                (29,383)       (30,946)
        Income taxes payable                              3,626          5,647
        Others, net                                         830          2,569
                                                       --------       --------
          Net cash provided by
           operating activities                          13,143         (1,987)
                                                       --------       --------
Cash Flows From Investing Activities:
   Purchase of property and equipment                    (4,611)       (10,059)
   Investments in affiliates, net                        (8,723)        (7,943)
                                                       --------       --------

          Net cash used for investing activities        (13,334)       (18,002)

Cash Flows From Financing Activities:
   Borrowings under credit agreement                     90,300        103,900
   Repayments under credit agreement                    (70,300)       (82,100)
   Repurchase and retirement of common shares           (12,827)             -
   Cash dividends to shareholders                        (4,334)        (4,107)
                                                       --------       --------

          Net cash provided by financing activities       2,839         17,693
                                                       --------       --------

     Increase (Decrease) in cash and
         cash equivalents                                 2,648         (2,296)
Cash and Cash Equivalents, Beginning                      5,812          3,501
                                                       --------       --------

Cash and Cash Equivalents, Ending                      $  8,460       $  1,205
                                                       --------       --------
                                                       --------       --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                                           Retained
                                                            Additional                  Compensation       Earnings
                                                 Common        Paid-In       Deferred     Payable in   (Accumulated
                                                  Stock        Capital   Compensation          Stock       Deficit)          Total
                                                  -----        -------   ------------          -----       --------          -----
Balance, December 31, 1996                         $270       $102,946          ($978)        $9,710        $43,382       $155,330

   First Rights conversion to stock                   3          7,164              -         (7,210)             -            (43)

   Employee stock compensation                        1          2,181         (1,811)           872              -          1,243

   Cash dividends declared                            -              -              -              -         (4,334)        (4,334)

   Repurchase and retirement of common shares        (5)       (12,822)             -              -              -        (12,827)

   Net income                                         -              -              -              -         12,019         12,019
                                                                                                            -------       --------
Balance, March 31, 1997                            $269       $ 99,469        ($2,789)        $3,372        $51,067       $151,388
                                                   ----       --------        -------         ------        -------       --------
                                                   ----       --------        -------         ------        -------       --------



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


NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):

                                March 31, 1997    December 31, 1996
                                --------------    -----------------

          Raw Materials            $ 17,598           $ 24,469
          Service Parts              42,186             45,809
          Finished Goods             56,142             52,633
                                   --------           --------
                                   $115,926           $122,911
                                   --------           --------
                                   --------           --------

NOTE 3.   FINANCING AGREEMENT

          Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (5.88% at March 31, 1997) and the agreement expires on March 31, 2000, at which time the balance is due. As of March 31, 1997, total borrowings under this credit agreement were $55.0 million and have been classified as long-term in the accompanying consolidated balance sheets.


NOTE 4.   INVESTMENTS IN AFFILIATES

          In February, 1996 a wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Commercial Finance Corporation
          (TCFC) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and may in the future provide other financial services to dealers, distributors and retail customers of Polaris. In January 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50 percent. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At March 31, 1997, Polaris' contingent liability with respect to the guarantee was approximately $110.0 million.

          In February, 1995, Polaris entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

          Polaris' investments in affiliates are accounted for under the equity method. Polaris' allocable share of the income of Polaris Acceptance and Robin has been included as a component of nonoperating expense (income) in the accompanying consolidated statements of operations.


NOTE 5.   SHAREHOLDERS' EQUITY

          Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first quarter of 1997, Polaris paid $12.8 million to repurchase and retire 515,000 shares of its common stock with cash on hand and borrowings under its line of credit. As a result of repurchases prior to and in the first quarter, Polaris has 1,964,000 shares available to repurchase under this authorization.

          On January 23, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on February 17, 1997, to holders of record on February 6, 1997.

          On April 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on May 15, 1997, to holders of record on April 30, 1997.


NOTE 6.   COMMITMENTS AND CONTINGENCIES

          Polaris is subject to product liability claims in the normal course of business. Effective June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceed a self insured retention. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

          Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. On April 25, 1997, a trial jury returned a verdict awarding the plaintiffs $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, before interest. Polaris believes this award is unjustified and intends to appeal. Polaris has been advised by outside legal counsel that it has substantial grounds available for appeal and it will vigorously pursue available avenues in the post-trial and appellate review processes. Management and legal counsel are currently analyzing the verdict and the Company's related financial exposure and developing post-trial and appellate strategy. As a result of this process, the Company may record additional reserves associated with this litigation on its financial statements.

          In addition to the aforementioned matter, Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, these legal proceedings pending against or involving Polaris will not have a material adverse effect on Polaris' financial position or results of operations.

NOTE 7.   NEW ACCOUNTING PRONOUNCEMENTS

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. Polaris is required to adopt SFAS 128 in the first quarter of 1998 at which time all prior year EPS are to be restated in accordance with SFAS 128.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company"), for the quarters ended March 31, 1997 and 1996. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $224.6 million in the first quarter of 1997, representing a 19 percent decrease from $278.0 million in sales for the same period in 1996. Sales of parts, garments and accessories ("PG & A") which were separately reported in prior years are now being included within reported North American sales for each of the related product lines. In addition, international sales are now being separately reported.

North American sales of snowmobiles and related PG & A of $21.6 million for first quarter 1997 were seven percent lower than $23.1 million for the comparable period in 1996. Historically, unit shipments of snowmobiles are minimal in the first quarter of the year.

North American sales of ATVs and related PG & A of $143.5 million for first quarter 1997 were eight percent lower than the comparable period in 1996 of $155.9 million. The decline is driven by Polaris' focused efforts to reduce days supply of inventory at dealers.

North American sales of PWC and related PG & A of $46.0 million for the first quarter 1997 were 48 percent lower than the comparable period in 1996 of $88.4 million. The decline is due to significantly lower planned production levels of PWC in 1997 to compensate for the increased dealer inventory remaining from last season. Partially offsetting the reduced production level was a nine percent increase in the average per unit sales price reflecting a shift to more sales of higher priced 3-passenger PWC models.

International sales of snowmobiles, ATVs, PWC and PG & A of $13.5 million were 27 percent higher than the comparable period in 1996 of $10.6 million. The increase is due primarily to increased effort to pursue international opportunities.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

Gross profit of $43.9 million in the first quarter of 1997 represents a 13 percent decrease from gross profit of $50.7 million for the same period in 1996 primarily as a result of the lower sales volume. The gross profit margin percentage increased to 19.5% for the first quarter of 1997 from 18.2% for the same period in 1996. This increase in gross profit margin percentage is primarily attributable to a) continued cost reduction efforts, including expanded domestic engine production, b) a continuing shift in sales mix to higher margin products, and c) decreases in costs of certain purchased components because of the continued strengthening of the U.S. dollar in relation to the Japanese yen when compared to the comparable 1996 period.

Operating expenses in the first quarter of 1997 decreased nine percent to $26.2 million from $28.9 million for the comparable period in 1996 primarily as a result of the lower sales volume. As a percentage of sales, operating expenses increased to 11.7 percent for the first quarter of 1997 compared to
10.4 percent for the same period in 1996. The percentage increase was primarily due to an increased level of advertising and promotional costs related to efforts to assist dealers in retailing remaining snowmobile and PWC inventory.

The improvement in net nonoperating expense (income) in the first quarter of 1997 from the comparable period in 1996 primarily reflects the positive financial impact of the Company's equity in the income of Polaris Acceptance which was formed late in the first quarter of 1996.

CASH DIVIDENDS

On January 23, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on February 17, 1997, to holders of record on February 6, 1997.

On April 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on May 15, 1997, to holders of record on April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 2000. At March 31, 1997, Polaris had borrowings under its bank line of credit arrangement of

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


$55.0 million and cash and cash equivalents of $8.5 million, compared to $35.0 million in borrowings and cash and cash equivalents of $5.8 million at December 31, 1996.

Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first quarter of 1997, Polaris paid $12.8 million to repurchase and retire 515,000 shares of its common stock with cash on hand and borrowings under its line of credit. As a result of repurchases prior to and in the first quarter, Polaris has 1,964,000 shares available to repurchase under this authorization.

Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. On April 25, 1997, a trial jury returned a verdict awarding the plaintiffs $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, before interest and awarding $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd., one of Polaris' sources of supply of engines. Polaris believes this award is unjustified and intends to appeal. Polaris has been advised by outside legal counsel that it has substantial grounds available for appeal and it will vigorously pursue available avenues in the post-trial and appellate review processes. Management and legal counsel are currently analyzing the verdict and the Company's related financial exposure and developing post-trial and appellate strategy. As a result of this process, the Company may record additional reserves associated with this litigation on its financial statements.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, potential outcomes of litigation matters and capital requirements for 1997.

INFLATION AND EXCHANGE RATES

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar has a material impact from time to time.

Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. In 1996, purchases totaling 22 percent of Polaris' cost of sales were from yen-denominated suppliers. Management

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


believes that such cost increases also affect its principal competitors in ATVs and, to varying degrees, some of its snowmobile and PWC competitors.
The strengthening of the U.S. dollar in relation to the yen over the past 18 months has reversed this trend. Polaris' cost of sales in the first quarter of 1997 was favorably impacted by the yen-dollar exchange rate fluctuation when compared to the first quarter of 1996. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rate will continue to have a favorable impact on cost of sales during the remaining three quarters of 1997 when compared to the same periods in 1996.

Polaris operates in Canada through a wholly-owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. However, the fluctuation of the Canadian dollar exchange rate did not have a significant impact on the gross margin achieved in the first quarter of 1997 when compared to the same period in 1996.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 1997, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout 1997.

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" can generally be identified as such because the context of the statement will include words such as the Company or management "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results to differ materially from those anticipated by some of the statements made herein. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; future conduct of litigation and the judicial appeals processes; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

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

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

          (a)  EXHIBITS

               Exhibit No. 11 - Computation of Per Share Earnings.

               Exhibit No. 27 - Financial Data Schedule.

          (b)  REPORTS ON FORM 8 - K
               On February 21, 1997, the Company filed a current report on Form 8-K announcing that it is adding motorcycles to its line of businesses with the introduction of a made-in-the-U.S.A. model under the brand name "Victory", to be available in limited quantities in the spring of 1998.

POLARIS INDUSTRIES INC.






                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POLARIS INDUSTRIES INC.
                                   (Registrant)




Date:     May 8, 1997              /s/ W. Hall Wendel, Jr.
                                   ------------------------------
                                   W. Hall Wendel, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer



Date:     May 8, 1997              /s/ Michael W. Malone
                                   ------------------------------
                                   Michael W. Malone
                                   Vice President Finance, Chief Financial
                                   Officer, Treasurer and Secretary (Principal
                                   Financial and Chief Accounting Officer)