Form 10-Q
period 1997-06-30
POLARIS INDUSTRIES INC/MN
filed 1997-08-12
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                              ------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________

Commission File Number             1-11411
                      ----------------------------------

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

                    Yes   X                     No
                        ------                     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 6, 1997, 26,277,106 shares of Common Stock of the issuer were outstanding.

                    POLARIS INDUSTRIES INC.


                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION

       Item 1 - Consolidated Financial Statements

                Consolidated Balance Sheets                            Pg.   3
                Consolidated Statements of Operations                  Pg.   4
                Consolidated Statements of Cash Flows                  Pg.   5
                Consolidated Statement of Shareholders' Equity         Pg.   6
                Notes to Consolidated Financial Statements             Pg.   7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

                Results of Operations                                  Pg.  11
                Cash Dividends                                         Pg.  12
                Liquidity and Capital Resources                        Pg.  13
                Inflation and Exchange Rates                           Pg.  14

Part II   OTHER INFORMATION                                            Pg.  16

       Item 1 - Legal Proceedings
       Item 2 - Changes in Securities
       Item 3 - Defaults upon Senior Securities
       Item 4 - Submission of Matters to a Vote
                  of Security Holders
       Item 5 - Other Information
       Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                         Pg.  18

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                  June 30, 1997     December 31, 1996
                                                  -------------     -----------------
                                                   (Unaudited)

ASSETS
Current Assets:
     Cash and cash equivalents                      $  5,897           $  5,812
     Trade receivables                                30,614             36,158
     Inventories                                     150,564            122,911
     Prepaid expenses and other                        3,282              3,524
     Deferred tax assets                              26,000             25,000
                                                    --------           --------
      Total current assets                           216,357            193,405
                                                    --------           --------

Deferred Tax Assets                                   29,000             30,000
Property and Equipment, net                           91,307             93,513
Investments in Affiliates                             20,008             10,421
Intangible Assets, net                                23,940             24,378
                                                    --------           --------
               Total Assets                         $380,612           $351,717
                                                    --------           --------
                                                    --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                               $ 75,898           $ 50,514
     Accrued expenses                                 93,137            102,316
     Income taxes payable                             16,401              8,557
                                                    --------           --------
       Total current liabilities                     185,436            161,387

Borrowings under credit agreement                     47,000             35,000
                                                    --------           --------
               Total Liabilities                     232,436            196,387
                                                    --------           --------
Shareholders' Equity:
     Common stock                                        264                270
     Additional paid-in capital                       85,715            102,946
     Deferred compensation                            (2,816)              (978)
     Compensation payable in common stock              4,912              9,710
     Retained earnings                                60,101             43,382
                                                    --------           --------
      Total shareholders' equity                     148,176            155,330
                                                    --------           --------
           Total Liabilities and Shareholders'
            Equity                                  $380,612           $351,717
                                                    --------           --------
                                                    --------           --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                           Second Quarter       For the Six Months
                                           Ended June 30,          Ended June 30,
                                        -------------------     -------------------
                                        1997           1996      1997         1996
                                        ----           ----      ----         ----
Sales                                 $249,888       $317,053  $474,522     $595,094
Cost of Sales                          195,953        253,859   376,694      481,242
                                      --------       --------  --------     --------

     Gross profit                       53,935         63,194    97,828      113,852
                                      --------       --------  --------     --------

Operating Expenses
     Selling and marketing              27,044         30,569    46,732       52,150
     General and administrative          8,449          7,930    15,009       15,272
                                      --------       --------  --------     --------
     Total operating expenses           35,493         38,499    61,741       67,422
                                      --------       --------  --------     --------
     Operating income                   18,442         24,695    36,087       46,430

Nonoperating Expense (Income)
     Interest expense                    1,110          1,154     1,854        1,977
     Equity in income of affiliates     (1,484)        (1,037)   (2,870)      (1,037)
     Other expense (income), net        (1,956)          (199)   (2,448)        (735)
                                      ---------      ---------  --------     --------
     Income before income taxes         20,772         24,777    39,551       46,225

Provision for Income Taxes               7,478          8,491    14,238       16,641
                                      --------       --------  --------     --------

     Net income                       $ 13,294       $ 16,286  $ 25,313     $ 29,584
                                      --------       --------  --------     --------
                                      --------       --------  --------     --------

Net Income Per Share                  $   0.49       $   0.58  $   0.93     $   1.06
                                      --------       --------  --------     --------
                                      --------       --------  --------     --------
Weighted Average Number of
     Common and Common Equivalent
     Shares Outstanding                 26,967         28,070    27,209       28,026
                                      --------       --------  --------     --------
                                      --------       --------  --------     --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                           For the Six Months
                                                             Ended June 30,
                                                          ----------------------
                                                          1997              1996
                                                          ----              ----
Cash Flows From Operating Activities
  Net Income                                            $25,313           $29,584
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       17,326            15,400
     Noncash compensation                                 3,181             3,344
     Equity in income of affiliates                      (2,870)           (1,037)
     Deferred income taxes                                    0             2,000
     Changes in current operating items -
       Trade receivables                                  5,544            (9,469)
       Inventories                                      (27,653)          (46,047)
       Accounts payable                                  25,384            20,543
       Accrued expenses                                  (9,179)           (7,993)
       Income taxes payable                               7,844             6,752
       Others, net                                          451             3,153
                                                        --------          --------
         Net cash provided by
          operating activities                           45,341            16,230
                                                        --------          --------
Cash Flows From Investing Activities:
  Purchase of property and equipment                    (14,682)          (17,863)
  Investments in affiliates, net                         (6,717)          (10,493)
                                                        --------          --------

         Net cash used for investing activities         (21,399)          (28,356)
                                                        --------          --------
Cash Flows From Financing Activities:
  Borrowings under credit agreement                     137,500           169,000
  Repayments under credit agreement                    (149,500)         (145,200)
  Repurchase and retirement of common shares            (27,263)                 -
  Cash dividends to shareholders                         (8,594)           (8,237)
                                                        --------          --------

        Net cash provided by (used for) financing
         activities                                     (47,857)           15,563
                                                        --------          --------

       Increase in cash and cash equivalents            (23,915)            3,437
Cash and Cash Equivalents, Beginning                      5,812             3,501
                                                        --------          --------

Cash and Cash Equivalents, Ending                      ($18,103)          $ 6,938
                                                        --------          --------
                                                        --------          --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                      Additional                    Compensation
                                             Common      Paid-In       Deferred       Payable in       Retained
                                              Stock      Capital   Compensation     Common Stock       Earnings         Total
                                             ------   ----------   ------------    -------------       --------         -----


Balance, December 31, 1996                     $270    $102,946      ($  978)         $9,710           $43,382        $155,330

  First Rights conversion to stock                3       7,164            -          (7,210)                -             (43)

  Employee stock compensation                     1       2,858      ( 1,838)          2,412                 -           3,433

  Cash dividends declared                         -           -            -               -            (8,594)         (8,594)

  Repurchase and retirement of common shares    (10)    (27,253)           -               -                 -         (27,263)

  Net income                                      -           -            -               -            25,313          25,313
                                                                                                       -------        --------
Balance, June 30, 1997                         $264     $85,715      ($2,816)         $4,912           $60,101        $148,176
                                               ----     -------      --------         ------           -------        --------
                                               ----     -------      --------         ------           -------        --------


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

NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):

                              June 30, 1997    December 31, 1996
                              -------------    -----------------
          Raw Materials          $ 25,675            $ 24,469
          Service Parts            47,598              45,809
          Finished Goods           77,291              52,633
                                 --------            --------
                                 $150,564            $122,911
                                 --------            --------
                                 --------            --------

NOTE 3.   FINANCING AGREEMENT

          Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.00% at June 30, 1997) and the agreement expires on March 31, 2000, at which time the balance is due. As of June 30, 1997, total borrowings under this credit agreement were $47.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.   INVESTMENTS IN AFFILIATES

          In February, 1996 a wholly-owned subsidiary of Polaris entered into a
                                       -7-
          partnership agreement with Transamerica Commercial Finance Corporation
          (TCFC) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and may in the future provide other financial services to dealers, distributors and retail customers of Polaris. In January 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50 percent. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At June 30, 1997, Polaris' contingent liability with respect to the guarantee was approximately $122.0 million.

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


NOTE 5.   SHAREHOLDERS' EQUITY

          Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first six months of 1997, Polaris paid $27.3 million to repurchase and retire 1,033,000 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 1,446,000 shares available to repurchase under this authorization as of June 30, 1997.

          On April 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on May 15, 1997, to holders of record on April 30, 1997.

          On July 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on August 15, 1997, to holders of record on August 1, 1997.

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

          Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists , before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd. ("Fuji"), one of Polaris' sources of supply of engines. The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji intends to appeal the judgment against it. As a result of this process, the Company may record additional reserves associated with this litigation on its financial statements.

          In addition to the aforementioned matter, Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, these legal proceedings pending against or involving Polaris will not have a material adverse effect on Polaris' financial position or results of operations.

NOTE 7.   FOREIGN CURRENCY CONTRACTS

          The Company enters into foreign exchange contracts to hedge certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary; market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The purpose of the Company's foreign exchange contracts is to reduce the risk that the eventual dollar cash flows resulting from the purchase commitments and transfers of funds from its Canadian subsidiary will be adversely affected by changes in exchange rates. At June 30, 1997, the Company had open Japanese yen foreign exchange contracts with notional amounts totaling $37.2 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $58.4 million United States dollars which mature throughout 1997.

NOTE 8.   NEW ACCOUNTING PRONOUNCEMENTS


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

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company"), for the quarters and six-month periods ended June 30, 1997 and 1996. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $249.9 million in the second quarter of 1997, representing a 21 percent decrease from $317.1 million in sales for the same period in 1996.

North American sales of snowmobiles and related PG & A of $87.3 million for second quarter 1997 were 29 percent lower than $123.6 million for the comparable period in 1996. The decline in sales is primarily due to the later start up of snowmobile production in 1997.

North American sales of ATVs and related PG & A of $128.9 million for second quarter 1997 were 15 percent higher than $111.8 million for the comparable period in 1996. The increase was attributable to the continued growth in this product line of the Company.

North American sales of PWC and related PG & A of $23.1 million for the second quarter 1997 were 67 percent lower than $70.7 million for the comparable period in 1996. The decline is due to significantly lower planned production levels of PWC in 1997 to compensate for the increased dealer inventory remaining from the prior season reflecting the reduction of industry growth.

International sales of snowmobiles, ATVs, PWC and PG & A of $10.6 million for the second quarter 1997 were approximately the same as such sales for the comparable period in 1996 of $11.0 million.

Sales decreased to $474.5 million for the year-to-date period ended June 30, 1997, representing a 20 percent decrease from $595.1 million in sales for the same period in 1996. Personal watercraft sales which decreased due to the reduction in production levels contributed most significantly to such decrease. Snowmobile sales decreased to a lesser extent which reflects a later start up in production in 1997.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

Gross profit of $53.9 million in the second quarter of 1997 represents a 15 percent decrease from gross profit of $63.2 million for the same period in 1996. Gross profit of $97.8 million in the year-to-date period ended June 30, 1997 represents a 14 percent decrease in gross profit of $113.9 million for the same period in 1996. These decreases in gross profit resulted primarily from the lower sales volume. However, the gross profit margin percentage increased to 21.6 percent for the second quarter of 1997 from 19.9 percent for the same period in 1996 and to 20.6 percent for the year-to-date period ended June 30, 1997, as compared to 19.1 percent for the year-to-date period in 1996. These increases in gross profit margin percentage are primarily attributable to a) continued cost reduction efforts, including expanded domestic engine production, b) a continuing shift in sales mix to higher margin products, c) reduced warranty costs, and d) decreases in costs of certain purchased components because of the continued strengthening of the U.S. dollar in relation to the Japanese yen when compared to the comparable 1996 period.

Operating expenses in the second quarter of 1997 decreased eight percent to $35.5 million from the comparable 1996 period as a result of lower sales volume, but as a percentage of sales, increased to 14.2 percent for the second quarter of 1997 compared to 12.1 percent for the same period in 1996. Operating expenses in the year-to-date period ended June 30, 1997 decreased eight percent to $61.7 million from the comparable 1996 period as a result of lower sales volume, but as a percentage of sales, increased to 13.0 percent for the six months ended June 30, 1997 compared to 11.3 percent for the same period in 1996. The percentage increases for the second quarter and year-to-date periods are due primarily to an increased level of advertising and promotional costs related to efforts to assist dealers in retailing the remaining PWC inventory and to a lesser extent, snowmobile inventory in the first quarter.

The improvement in nonoperating expense (income) in the second quarter and year-to-date period of 1997 from the comparable periods in 1996 primarily reflects the positive financial impact of the Company's equity in the income of Polaris Acceptance which was formed late in the first quarter of 1996, as well as the positive impact of the Canadian dollar exchange rate hedging activity.

CASH DIVIDENDS

On April 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on May 15, 1997, to holders of record on April 30, 1997.

On July 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on August 15, 1997, to holders of record on August 1, 1997.

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 2000. At June 30, 1997, Polaris had borrowings under its bank line of credit arrangement of $47.0 million and cash and cash equivalents of $5.9 million, compared to $35.0 million in borrowings and cash and cash equivalents of $5.8 million at December 31, 1996.

Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first six months of 1997, Polaris paid $27.3 million to repurchase and retire 1,033,000 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 1,446,000 shares available to repurchase under this authorization as of June 30, 1997.

Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists for, before interest, $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd.("Fuji"), one of Polaris'
sources of supply of engines.   The judgment against Fuji was subsequently
reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji intends to appeal the judgment against it.

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

Polaris Industries Inc.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

INFLATION AND EXCHANGE RATES

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar has a material impact from time to time. Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. In 1996, purchases totaling 22 percent of Polaris' cost of sales were from yen-denominated suppliers. Management believes that such cost increases also affect its principal competitors in ATVs and, to varying degrees, some of its snowmobile and PWC competitors. The strengthening of the U.S. dollar in relation to the yen over the past 24 months has reversed this trend.
Polaris' cost of sales in the second quarter and year-to-date period ended June 30, 1997 was favorably impacted by the yen-dollar exchange rate fluctuation when compared to the comparable periods of 1996. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rate will continue to have a favorable impact on cost of sales during the remainder of 1997 when compared to the same periods in 1996.

Polaris operates in Canada through a wholly-owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. However, the fluctuation of the Canadian dollar exchange rate did not have a significant impact on the gross margin achieved in the second quarter of 1997 or the year-to-date period ended June 30, 1997 when compared to the same periods in 1996.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 1997, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout 1997.

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

     ITEM 1 - LEGAL PROCEEDINGS
          None.

     ITEM 2 - CHANGES IN SECURITIES
          None.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of shareholders on May 22, 1997. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the meeting:

          1. To elect the following nominees as Class III Directors for a new term of three years and until their successors are duly elected and qualified:

                                          Votes             Withhold
                                           For              Authority
                                           ---              ---------
          Gregory R. Palen              22,686,225           120,944
          Stephen G. Shank              22,650,832           156,337
          W. Hall Wendel, Jr.           22,687,892           119,277

          2. To elect the following nominee as a Class II Director for a new term of two years and until his successor is duly elected and qualified:

                                         Votes              Withhold
                                          For               Authority
                                          ---                ---------
          Raymond J. Biggs              22,691,029          116,140

          The terms of the following directors continued after the meeting:
          Andris A. Baltins, Beverly F. Dolan, Kenneth D. Larson and Robert S. Moe.

     ITEM 5 - OTHER INFORMATION
          None.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               Exhibit No. 11 - Computation of Per Share Earnings.

               Exhibit No. 27 - Financial Data Schedule.

          (b)  REPORTS ON FORM 8 - K
               On April 28, 1997, the Company filed a Current Report Form 8-K announcing that it would appeal a verdict against the Company announced by a Colorado court on April 25, 1997.

POLARIS INDUSTRIES INC.




                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        POLARIS INDUSTRIES INC.
                                             (Registrant)




Date:     August 6, 1997               /s/ W. Hall Wendel, Jr.
                                       -----------------------
                                       W. Hall Wendel, Jr.
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:     August 6, 1997               /s/ Michael W. Malone
                                       ---------------------
                                       Michael W. Malone
                                       Vice President Finance, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Principal Financial and Chief
                                       Accounting Officer)