Form 10-Q/A
period 1997-06-30
POLARIS INDUSTRIES INC/MN
filed 1997-08-20
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q/A

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

                    POLARIS INDUSTRIES INC.


                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION

       Item 1 - Consolidated Financial Statements

                Consolidated Balance Sheets                            Pg.   3
                Consolidated Statements of Operations                  Pg.   4
                Consolidated Statements of Cash Flows                  Pg.   5
                Consolidated Statement of Shareholders' Equity         Pg.   6
                Notes to Consolidated Financial Statements             Pg.   7


SIGNATURE PAGE                                                         Pg.  11

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

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                           For the Six Months
                                                             Ended June 30,
                                                          ----------------------
                                                          1997              1996
                                                          ----              ----
Cash Flows From Operating Activities
  Net Income                                            $25,313           $29,584
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       17,326            15,400
     Noncash compensation                                 3,181             3,344
     Equity in income of affiliates                      (2,870)           (1,037)
     Deferred income taxes                                    0             2,000
     Changes in current operating items -
       Trade receivables                                  5,544            (9,469)
       Inventories                                      (27,653)          (46,047)
       Accounts payable                                  25,384            20,543
       Accrued expenses                                  (9,179)           (7,993)
       Income taxes payable                               7,844             6,752
       Others, net                                          451             3,153
                                                        --------          --------
         Net cash provided by
          operating activities                           45,341            16,230
                                                        --------          --------
Cash Flows From Investing Activities:
  Purchase of property and equipment                    (14,682)          (17,863)
  Investments in affiliates, net                         (6,717)          (10,493)
                                                        --------          --------

         Net cash used for investing activities         (21,399)          (28,356)
                                                        --------          --------
Cash Flows From Financing Activities:
  Borrowings under credit agreement                     149,500           169,000
  Repayments under credit agreement                    (137,500)         (145,200)
  Repurchase and retirement of common shares            (27,263)                 -
  Cash dividends to shareholders                         (8,594)           (8,237)
                                                        --------          --------

        Net cash provided by (used for) financing
         activities                                     (23,857)           15,563
                                                        --------          --------

       Increase in cash and cash equivalents                 85             3,437
Cash and Cash Equivalents, Beginning                      5,812             3,501
                                                        --------          --------

Cash and Cash Equivalents, Ending                       $  5,897          $ 6,938
                                                        --------          --------
                                                        --------          --------


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

POLARIS INDUSTRIES INC.




                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        POLARIS INDUSTRIES INC.
                                             (Registrant)




Date:     August 20, 1997               /s/ W. Hall Wendel, Jr.
                                       -----------------------
                                       W. Hall Wendel, Jr.
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:     August 20, 1997               /s/ Michael W. Malone
                                       ---------------------
                                       Michael W. Malone
                                       Vice President Finance, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Principal Financial and Chief
                                       Accounting Officer)