Form 10-Q
period 1997-09-30
POLARIS INDUSTRIES INC/MN
filed 1997-11-13
CIK 931015

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1997
                               -----------------------------------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission File Number               1-11411
                      --------------------------------------------------------

                                POLARIS INDUSTRIES INC.
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                    MINNESOTA                           41-1790959
------------------------------------------------------------------------------
          (State or other jurisdiction                 (IRS Employer
        of incorporation or organization)            Identification No.)

                 1225 HIGHWAY 169 NORTH,  MINNEAPOLIS, MN      55441
------------------------------------------------------------------------------
                 (Address of principal executive offices)    (Zip Code)

                                   (612) 542-0500
------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                     No
                            -------                    -------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 10, 1997, 26,117,935 shares of Common Stock of the issuer were outstanding.

                               POLARIS INDUSTRIES INC.
                                      FORM 10-Q
                     For Quarter Period Ended September 30, 1997

                                  TABLE OF CONTENTS


                                                                           PAGE
Part I.   FINANCIAL INFORMATION

          Item 1 -  Consolidated Financial Statements

               Consolidated Balance Sheets . . . . . . . . . . . . . . . . .  3
               Consolidated Statements of Operations . . . . . . . . . . . .  4
               Consolidated Statements of Cash Flows . . . . . . . . . . . .  5
               Consolidated Statement of Shareholders' Equity. . . . . . . .  6
               Notes to Consolidated Financial Statements. . . . . . . . . .  7

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

               Results of Operations . . . . . . . . . . . . . . . . . . . . 11
               Cash Dividends  . . . . . . . . . . . . . . . . . . . . . . . 12
               Liquidity and Capital Resources . . . . . . . . . . . . . . . 13
               Inflation and Exchange Rates. . . . . . . . . . . . . . . . . 14

Part II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 15

          Item 1 -  Legal Proceedings
          Item 2 -  Changes in Securities
          Item 3 -  Defaults upon Senior Securities
          Item 4 -  Submission of Matters to a Vote of Security Holders
          Item 5 -  Other Information
          Item 6 -  Exhibits and Reports on Form 8-K

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                            POLARIS INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                          SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                          ------------------  -----------------
                                                 (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                        $5,404             $5,812
     Trade receivables                                43,777             36,158
     Inventories                                     163,531            122,911
     Prepaid expenses and other                        2,336              3,524
     Deferred tax assets                              27,000             25,000
                                                    --------           --------
        Total current assets                         242,048            193,405
                                                    --------           --------
Deferred Tax Assets                                   28,000             30,000
Property and Equipment, net                           91,702             93,513
Investments in Affiliates                             25,607             10,421
Intangible Assets, net                                23,721             24,378
                                                    --------           --------

          Total Assets                              $411,078           $351,717
                                                    --------           --------
                                                    --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                $83,495            $50,514
     Accrued expenses                                108,209            102,316
     Income taxes payable                             19,994              8,557
                                                    --------           --------
        Total current liabilities                    211,698            161,387

Borrowings under credit agreement                     40,000             35,000
                                                    --------           --------
          Total Liabilities                          251,698            196,387
                                                    --------           --------
Shareholders' Equity:
     Common stock                                        262                270
     Additional paid-in capital                       77,711            102,946
     Deferred compensation                            (2,432)              (978)
     Compensation payable in common stock              6,294              9,710
     Retained earnings                                77,545             43,382
                                                    --------           --------
        Total shareholders' equity                   159,380            155,330
                                                    --------           --------
           Total Liabilities and Shareholders'
              Equity                                $411,078           $351,717
                                                    --------           --------
                                                    --------           --------

                         See Notes to Consolidated Financial Statements

                                  POLARIS INDUSTRIES INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        UNAUDITED


                                                THIRD QUARTER            FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          ------------------------    ------------------------
                                              1997            1996        1997            1996
                                          --------        --------    --------        --------
Sales                                     $293,428        $299,135    $767,950        $894,229
Cost of Sales                              221,973         238,503     598,667         719,745
                                          --------        --------    --------        --------
     Gross profit                           71,455          60,632     169,283         174,484
                                          --------        --------    --------        --------
Operating Expenses
     Selling and marketing                  31,790          31,354      78,522          83,504
     General and administrative              8,518           4,829      23,527          20,101
                                          --------        --------    --------        --------
     Total operating expenses               40,308          36,183     102,049         103,605
                                          --------        --------    --------        --------
      Operating income                      31,147          24,449      67,234          70,879

Nonoperating Expense (Income)
     Interest expense                          630           1,097       2,484           3,074
     Equity in income of affiliates         (2,108)         (1,154)     (4,978)         (2,191)
     Other expense (income), net            (1,188)           (294)     (3,636)         (1,029)
                                          --------        --------    --------        --------
     Income before income taxes             33,813          24,800      73,364          71,025

Provision for Income Taxes                  12,173           8,928      26,411          25,569
                                          --------        --------    --------        --------
     Net income                            $21,640         $15,872     $46,953         $45,456
                                          --------        --------    --------        --------
                                          --------        --------    --------        --------

Net Income Per Share                         $0.81           $0.57       $1.74           $1.63
                                          --------        --------    --------        --------
                                          --------        --------    --------        --------
Weighted Average Number of
     Common and Common Equivalent
     Shares Outstanding                     26,601          27,826      27,006          27,959
                                          --------        --------    --------        --------
                                          --------        --------    --------        --------

                       See Notes to Consolidated Financial Statements

                                  POLARIS INDUSTRIES INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        UNAUDITED

                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                    -----------------------------
                                                                       1997                  1996
                                                                    -------               -------
Cash Flows From Operating Activities
  Net Income                                                        $46,953               $45,456
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                25,182                22,596
        Noncash compensation                                          4,948                 3,813
        Equity in income of affiliates                               (4,978)               (2,191)
        Deferred income taxes                                             0                     0
        Changes in current operating items -
            Trade receivables                                        (7,619)              (20,746)
             Inventories                                            (40,620)              (68,966)
             Accounts payable                                        32,981                19,011
             Accrued expenses                                         5,893                16,728
             Income taxes payable                                    11,437                 1,342
             Others, net                                              1,484                 2,667
                                                                    -------               -------
                 Net cash provided by
                   operating activities                              75,661                19,710
                                                                    -------               -------
Cash Flows From Investing Activities:
    Purchase of property and equipment                              (22,714)              (28,659)
    Investments in affiliates, net                                  (10,208)              (10,997)
                                                                    -------               -------
                Net cash used for investing activities              (32,922)              (39,656)
                                                                    -------               -------
Cash Flows From Financing Activities:
    Borrowings under credit agreement                               220,900               228,100
    Repayments under credit agreement                              (215,900)             (181,200)
    Repurchase and retirement of common shares                      (35,357)              (10,857)
    Cash dividends to shareholders                                  (12,790)              (12,335)
                                                                    -------               -------
       Net cash provided by (used for) financing activities         (43,147)               23,708
                                                                    -------               -------
      Increase (decrease) in cash and cash equivalents                 (408)                3,762
Cash and Cash Equivalents, Beginning                                  5,812                 3,501
                                                                    -------               -------
Cash and Cash Equivalents, Ending                                    $5,404                $7,263
                                                                    -------               -------

                              See Notes to Consolidated Financial Statements

                                       POLARIS INDUSTRIES INC.
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (IN THOUSANDS)
                                             UNAUDITED

                                                              ADDITIONAL                 COMPENSATION
                                                    COMMON       PAID-IN      DEFERRED     PAYABLE IN   RETAINED
                                                     STOCK       CAPITAL  COMPENSATION   COMMON STOCK   EARNINGS         TOTAL
                                                    ------    ----------  ------------   ------------   --------         -----
Balance, December 31, 1996                            $270      $102,946         ($978)        $9,710    $43,382      $155,330

     First Rights conversion to stock                    3         7,164             -         (7,210)         -           (43)

     Employee stock compensation                         2         2,945        (1,454)         3,794          0         5,287

     Cash dividends declared                             0             0             0              0    (12,790)      (12,790)

     Repurchase and retirement of common shares        (13)      (35,344)            0              0          0       (35,357)

     Net income                                          0             0             0              0     46,953        46,953
                                                                                                         -------      --------
Balance, September 30, 1997                           $262       $77,711       ($2,432)        $6,294    $77,545      $159,380
                                                      ----       -------       -------         ------    -------      --------
                                                      ----       -------       -------         ------    -------      --------


                             See Notes to Consolidated Financial Statements

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997

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


NOTE 2.   INVENTORIES

          The major components of inventories are as follows (in thousands):

                              SEPTEMBER 30, 1997  DECEMBER 31, 1996
                              ------------------  -----------------
          Raw Materials             $27,284            $24,469
          Service Parts              44,289             45,809
          Finished Goods             91,958             52,633
                                   --------           --------
                                   $163,531           $122,911
                                   --------           --------
                                   --------           --------
NOTE 3.   FINANCING AGREEMENT

          Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.04% at September 30, 1997) and the agreement expires on March 31, 2000, at which time the balance is due. As of September 30, 1997, total borrowings under this credit arrangement were $40.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997


NOTE 4.   INVESTMENTS IN AFFILIATES

          In February, 1996 a wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Commercial Finance Corporation ("TCFC") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and may in the future provide other financial services to dealers, distributors and retail customers of Polaris. In January 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50 percent. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TCFC. At September 30, 1997, Polaris' contingent liability with respect to the guarantee was approximately $137.7 million.

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


NOTE 5.   SHAREHOLDERS' EQUITY

          Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first nine months of 1997, Polaris paid $35.4 million to repurchase and retire 1,306,000 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 1,173,000 shares available to repurchase under this authorization as of September 30, 1997.

          On July 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on August 15, 1997, to holders of record on August 1, 1997.

          On October 23, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on or about November 17, 1997, to holders of record on November 6, 1997.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997

NOTE 6.   COMMITMENTS AND CONTINGENCIES

          Polaris is subject to product liability claims in the normal course of business. Effective September 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceed a self insured retention. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

          Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists, before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd. ("Fuji"), one of Polaris' sources of supply of engines. The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji has also appealed the judgment against it. As a result of this process, the Company may record additional reserves associated with this litigation on its financial statements.

          In addition to the aforementioned matter, Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, these legal proceedings pending against or involving Polaris will not have a material adverse effect on Polaris' financial position or results of operations.

NOTE 7.   FOREIGN CURRENCY CONTRACTS

          The Company enters into foreign exchange contracts to hedge certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary; market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The purpose of the Company's foreign exchange contracts is to reduce the risk that the eventual dollar cash flows resulting from the purchase commitments and transfers of funds from its Canadian subsidiary will be adversely affected by changes in exchange rates. At September 30, 1997, the Company had open Japanese yen foreign exchange contracts with notional amounts totaling $15.6 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $28.1 million United States dollars which mature throughout the remainder of 1997.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997

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

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company"), for the quarters and nine-month periods ended September 30, 1997 and 1996. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


RESULTS OF OPERATIONS

Sales were $293.4 million in the third quarter of 1997, representing a 2 percent decrease from $299.1 million in sales for the same period in 1996.

North American sales of snowmobiles and related Parts, Garments and Accessories ("PG&A") of $182.2 million for third quarter 1997 were slightly higher than $180.0 million for the comparable period in 1996.

North American sales of ATVs and related PG & A of $94.7 million for third quarter 1997 were seven percent lower than $101.6 million for the comparable period in 1996. The decrease reflects the Company's continued effort to assist dealers in managing their inventory levels.

North American sales of PWC and related PG & A of $3.6 million for the third quarter 1997 were 36 percent lower than $5.6 million for the comparable period in 1996. The minimal amount of third quarter sales reflect the seasonality of the PWC market.

International sales of snowmobiles, ATVs, PWC and related PG&A of $12.9 million for the third quarter 1997 were eight percent higher than $11.9 million for the comparable period in 1996.

Sales decreased to $768.0 million for the year-to-date period ended September 30, 1997, representing a 14 percent decrease from $894.2 million in sales for the same period in 1996. Personal watercraft sales contributed most significantly to such decrease as a result of substantially lower production levels of PWC in 1997 in response to increased dealer inventory remaining from the 1996 season as a result of slower industry growth. Snowmobile sales decreased to a lesser extent due to lower production levels during the year-to-date 1997 period.

POLARIS INDUSTRIES INC.                                               FORM 10-Q
MANAGEMENT'S DISCUSSION AND ANALYSIS OF              FOR QUARTERLY PERIOD ENDED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                SEPTEMBER 30, 1997
CONTINUED . . .


Gross profit of $71.5 million in the third quarter of 1997 represents an 18 percent increase from gross profit of $60.6 million for the same period in 1996. Gross profit of $169.3 million in the year-to-date period ended September 30, 1997 represents a three percent decrease from gross profit of $174.5 million for the same period in 1996. The gross profit margin percentage increased to 24.4 percent for the third quarter of 1997 from 20.3 percent for the comparable 1996 period and to 22.0 percent for the year-to-date period ended September 30, 1997, as compared to 19.5 percent for comparable 1996 period. The improvements in gross profit dollars for the third quarter and gross profit margin percentage for third quarter and year-to-date are primarily attributable to a) continued cost reduction efforts, including expanded domestic engine production, b) reduced warranty costs, c) decreases in costs of certain purchased components because of the continued strengthening of the U.S. dollar in relation to the Japanese yen when compared to the comparable 1996 period, and d) change in sales mix with less sales of the lower margin PWC product when compared to the comparable 1996 period.

Operating expenses in the third quarter of 1997 increased 11 percent to $40.3 million from the comparable 1996 period, and as a percentage of sales, increased to 13.7 percent for the third quarter of 1997 compared to 12.1 percent for the same period in 1996. Operating expenses in the year-to-date period ended September 30, 1997 decreased two percent to $102.0 million from the comparable 1996 period, but as a percentage of sales increased to 13.3 percent for the nine months ended September 30, 1997 compared to 11.6 percent for the same period in 1996. The percentage increases for the third quarter and year-to-date periods are due primarily to an increased level of advertising and promotional costs directed at assisting dealers in selling their remaining PWC inventory and to a lesser extent, snowmobile inventory in the first quarter of 1997.

The improvement in nonoperating expense (income) in the third quarter and year-to-date period of 1997 from the comparable periods in 1996 primarily reflects the positive financial impact of the Company's equity in the income of Polaris Acceptance which was formed late in the first quarter of 1996, as well as the positive impact of the Canadian dollar exchange rate hedging activity.

CASH DIVIDENDS

On July 17, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on August 15, 1997, to holders of record on August 1, 1997.

On October 23, 1997, the Polaris Board of Directors declared a regular cash dividend of $0.16 per share payable on or about November 17, 1997, to holders of record on November 6, 1997.

POLARIS INDUSTRIES INC.                                               FORM 10-Q
MANAGEMENT'S DISCUSSION AND ANALYSIS OF              FOR QUARTERLY PERIOD ENDED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                SEPTEMBER 30, 1997
CONTINUED . . .


LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million.
Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 2000. At September 30, 1997, Polaris had borrowings under its bank line of credit arrangement of $40.0 million and cash and cash equivalents of $5.4 million, compared to $35.0 million in borrowings and cash and cash equivalents of $5.8 million at December 31, 1996.

Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first nine months of 1997, Polaris paid $35.4 million to repurchase and retire 1,306,000 shares of its common stock with cash on hand and borrowings under its line of credit arrangement. Polaris has 1,173,000 shares available to repurchase under this authorization as of September 30, 1997.

Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists, before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd.("Fuji"), one of Polaris' sources of supply
of engines.   The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji has also appealed the judgment against it.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, potential outcomes of litigation matters and capital requirements for the next four quarters.


INFLATION AND EXCHANGE RATES

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar has a material impact from time to time. Over the past several years, weakening of the U.S. dollar in relation to the yen has resulted in higher raw material purchase prices. In 1996, purchases totaling 22 percent of Polaris' cost of sales were from yen-denominated suppliers. Management believes that such cost increases also affect its principal competitors in ATVs and, to varying degrees, some of

POLARIS INDUSTRIES INC.                                               FORM 10-Q
MANAGEMENT'S DISCUSSION AND ANALYSIS OF              FOR QUARTERLY PERIOD ENDED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                SEPTEMBER 30, 1997
CONTINUED . . .


its snowmobile and PWC competitors. The strengthening of the U.S. dollar in relation to the yen over the past 24 months has reversed this trend.
Polaris' cost of sales in the third quarter and year-to-date period ended September 30, 1997 was favorably impacted by the yen-dollar exchange rate fluctuation when compared to the comparable periods of 1996. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rate will continue to have a favorable impact on cost of sales during the remainder of 1997 when compared to the same periods in 1996.

Polaris operates in Canada through a wholly-owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. However, the fluctuation of the Canadian dollar exchange rate did not have a significant impact on the gross margin achieved in the third quarter of 1997 or the year-to-date period ended September 30, 1997 when compared to the same periods in 1996.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year.
At September 30, 1997, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout 1997.

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

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997

POLARIS INDUSTRIES INC.


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS
          --------------------------
          None.

          ITEM 2 - CHANGES IN SECURITIES
          ------------------------------
          None.

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          ----------------------------------------
          None.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------
          None.

          ITEM 5 - OTHER INFORMATION
          --------------------------
          None.

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K
          -------------------------------------------

          (a)  EXHIBITS
               --------
               Exhibit No. 11 - Computation of Per Share Earnings.

               Exhibit No. 27 - Financial Data Schedule.

          (b)  REPORTS ON FORM 8 - K
               ---------------------
               None.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                             SEPTEMBER 30, 1997


POLARIS INDUSTRIES INC.





                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   POLARIS INDUSTRIES INC.
                                   (Registrant)




Date:     November 10, 1997        /S/ W. HALL WENDEL, JR.
                                   -------------------------------
                                   W. Hall Wendel, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer



Date:     November 10, 1997        /S/ MICHAEL W. MALONE
                                   -------------------------------
                                   Michael W. Malone
                                   Vice President Finance, Chief Financial
                                   Officer, Treasurer and Secretary (Principal
                                   Financial and Chief Accounting Officer)