Form 10-K
period 1997-12-31
POLARIS INDUSTRIES INC/MN
filed 1998-03-30
CIK 931015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock of the registrant as of March 3, 1998 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (23,779,217 shares) was approximately $768,365,949.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 3, 1998, 26,234,550 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 furnished to the Securities and Exchange Commission (the "1997 Annual Report") are incorporated by reference into Parts II and III of this Form 10-K.

    2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1998 filed with the Securities and Exchange Commission (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

    Polaris designs, engineers and manufactures snowmobiles, all terrain recreational and utility vehicles ("ATVs"), motorcycles and personal watercraft ("PWC") and markets them, together with related replacement parts, garments and accessories ("PG&A") through dealers and distributors principally located in the United States, Canada and Europe. Sales of snowmobiles, ATVs and PWC in North America and International sales (each of which includes PG&A for these markets) accounted for the following approximate percentages of Polaris' sales for the periods indicated.

YEAR ENDED
DECEMBER 31                                             SNOWMOBILES        ATVS          PWC         INTERNATIONAL
---------------------------------------------------  -----------------     -----        -----     -------------------
1997...............................................             42%             45%           7%               6%
1996...............................................             43%             37%          16%               4%
1995...............................................             46%             33%          16%               5%

INDUSTRY BACKGROUND

    SNOWMOBILES. In the early 1950s, a predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

    Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that industry sales of snowmobiles on a worldwide basis were approximately 261,000 units for the season ended March 31, 1997.

    ALL TERRAIN VEHICLES. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

    ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki, entered the North American market in the late 1970s and early 1980s. By 1980, the number of ATV units sold in the North American market annually had increased to approximately 140,000 units. Polaris entered the ATV market in 1985 and Arctic Cat entered the ATV market in 1995. In 1985, the number of three-and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year. Polaris estimates that, since declining from that level, the industry has stabilized and has experienced modest growth with approximately 445,000 ATVs sold worldwide during the calendar year 1997.

    MOTORCYCLES. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments including cruisers, touring, sportbikes, and standards.

    Polaris is entering the worldwide motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales nearly doubled from 1993 to 1997. Polaris estimates that approximately 128,000 cruiser motorcycles were sold in the U.S. market in 1997. Other major cruiser motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki, Suzuki and BMW.

    PERSONAL WATERCRAFT. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two or three passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, Polaris estimates that worldwide sales for PWC declined during calendar 1997 to approximately 200,000 units. Other major PWC manufacturers are Bombardier, Yamaha, Kawasaki and Arctic Cat.

PRODUCTS

    SNOWMOBILES. Polaris produces a full line of snowmobiles, consisting of thirty-one models, ranging from utility and economy models to performance and competition models, with 1998 model suggested retail prices ranging from approximately $3,200 to $8,500. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it is the worldwide market share leader.

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

    For the year ended December 31, 1997, North American sales of snowmobiles and related PG&A accounted for approximately 42% of Polaris' sales.

    ALL TERRAIN VEHICLES. Polaris entered the ATV market in the spring of 1985 with both a three-wheel and a four-wheel product. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than the earlier three-wheel versions. Polaris' line of ATVs consisting of twelve models, includes general purpose, sport and four-wheel drive utility models, with 1998 suggested retail prices ranging from approximately $3,200 to $7,300.

    In addition, Polaris has a six-wheel off-road utility vehicle and a six-wheel drive off-road Polaris Ranger side by side utility and recreational vehicle.

    Polaris' ATV features the totally automatic Polaris variable transmission which requires no manual shifting and a MacPherson strut front suspension, which enhances control and stability. Polaris' ATVs include both two cycle and four cycle engines and both shaft and chain drive. In 1997, Polaris introduced the Concentric Drive System which combines advanced rear chain drive with front shaft drive which Polaris believes will deliver improved performance and handling with excellent long-term durability.

    Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes that this market has stabilized since 1989 and has begun to resume modest growth.

    For the year ended December 31, 1997, North American sales of ATVs and related PG&A accounted for approximately 45% of Polaris' sales.

    MOTORCYCLES. In 1998, Polaris will begin manufacturing an American-made V-twin cruiser motorcycle, the "Victory V92C." Design and assembly of the engine will occur in Polaris' Osceola, Wisconsin facility and final assembly will occur at Polaris' Spirit Lake, Iowa facility. The two facilities provide sufficient capacity to handle the first few years production of Victory motorcycles. The 1998 Victory V92C motorcycle suggested retail price will be $12,995.

    PERSONAL WATERCRAFT. In 1992, Polaris introduced the SL650 personal watercraft, Polaris' first entry into this product category. Polaris' line of PWC consisting of five models, includes touring, performance and racing. Management believes that its models had the industry's first three-cylinder engines developed specifically for PWC. The introduction of the PWC made use of Polaris' engineering, production and distribution strengths, and also reduced Polaris' dependence on its then existing product lines for overall sales and earnings. The 1997 suggested retail prices for Polaris' PWC range from approximately $5,900 to $9,400.

    For the year ended December 31, 1997, North American sales of PWC and related PG&A accounted for approximately 7% of Polaris' sales.

    INTERNATIONAL. Polaris sales to customers outside of North America include snowmobiles, ATVs, PWC, and related PG&A. Polaris currently markets its products through 54 distributors in 113 countries. This is a growth opportunity for Polaris in the future from a market share perspective for existing product lines as well as the planned introduction of Victory motorcycles to the international market by the year 2000.

    For the year ended December 31, 1997, International sales accounted for 6% of Polaris' sales.

    PARTS, GARMENTS AND ACCESSORIES. Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs, motorcycles and PWC. Polaris also markets a full line of recreational clothing, which includes suits, helmets, gloves, boots, hats, sweaters and jackets for its snowmobile, ATV, motorcycle and PWC lines. The clothing is designed to Polaris' specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors under the Polaris brand name. Replacement parts and accessories are also marketed by Polaris.

MANUFACTURING OPERATIONS

    Polaris' products are assembled at its original manufacturing facility at Roseau, Minnesota and since October, 1994 at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris emphasizes vertical integration in its manufacturing process, which includes machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hoods and hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris' work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs and PWC. In August of 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In early 1998, the Victory motorcycle will be in production at Polaris' Spirit Lake, Iowa facility. The production will include welding, finish painting, and final assembly. Certain components, including engine assembly, seat manufacturing, and the bending of frame tubes will be manufactured at the Osceola, Wisconsin facility.

    In 1997, Polaris broke ground for the construction of a 58,000 square foot plastic injection molding facility adjacent to the Roseau, Minnesota facility. This will be a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs. The facility is expected to be operational in mid-1998.

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

    Since October, 1995, Polaris has been designing and producing its own engines for selected models of PWC and snowmobiles, and purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines. In addition, in February, 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

    Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

    Polaris' products are shipped from its manufacturing facilities by a contract carrier.

PRODUCTION SCHEDULING

    Snowmobiles are used principally in the northern United States, Canada and northern Europe in what is referred to as the "snow belt." Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year's production of snowmobiles are placed in the spring and orders for ATVs and PWC are placed in autumn after meetings with dealers and distributors, and units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is sold to dealers and distributors prior to production. Sales activity at the dealer level is monitored on a monthly basis for each of snowmobiles, ATVs and PWC. In early 1998, motorcycle production will begin based on orders placed after the initial Victory dealer meeting held in January, 1998.

    Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since May 1993, Polaris has had the ability to manufacture ATVs year round. Generally, Polaris commences ATV production in late autumn and continues through early autumn of the following year. Initially, motorcycles will be manufactured and assembled in the spring and summer. Long term, manufacturing of motorcycles will commence in late autumn and continue through early autumn of the following year.

SALES AND MARKETING

    Polaris products are sold through a network of nearly 2,000 dealers in North America and 54 distributors in 113 countries.

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

    Most dealers and distributors of Polaris snowmobiles also distribute Polaris' ATVs and PWC. At the end of 1997, approximately 400 dealerships were located in the southern United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

    Victory motorcycles will be distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which most of the initial 200 Victory dealers will be selected. Polaris expects to develop a Victory dealer network of approximately 500 to 600 dealers over the next three to four years.

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

    In February, 1996, Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris' dealers and distributors and may in the future provide other financial services to dealers, distributors and retail customers. Under the partnership agreement, Polaris had a 25% equity interest in Polaris Acceptance throughout 1996. In January, 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50% for an additional investment of approximately $10.4 million. Additionally, Polaris guarantees 50% of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At December 31, 1997, Polaris' contingent liability with respect to the guarantee was approximately $92.0 million.

    Polaris has arrangements with Polaris Acceptance, TDF, and Deutsche Financial Services Canada Corporation, a Deutsche Bank Company, to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' sales of snowmobiles, ATVs and PWC are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units in the past. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

    Polaris does not directly finance the purchase of Polaris snowmobiles, ATVs or PWC by consumers. However, retail financing plans are offered by certain of the dealers and Polaris has programs to make consumer financing available to its dealers through unaffiliated third parties.

    Polaris' marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. From time to time Polaris makes available discount or rebate programs or other incentives for its dealers and distributors to remain price competitive in order to accelerate reduction of retail inventories. Polaris advertises its products directly using print advertising in the industry press and in user group publications, on billboards, and, less extensively, on television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. Most dealer and distributor advertising appears in newspapers and on radio. Each season Polaris produces a promotional film for its snowmobiles, ATVs, motorcycles and PWC which is available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

ENGINEERING, RESEARCH AND DEVELOPMENT, AND NEW PRODUCT INTRODUCTION

    Polaris employs approximately 290 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes that Polaris and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, the long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, "on demand" four-wheel drive systems and the Concentric Drive System for use in ATVs and the application of a forced air cooled variable power transmission system to ATVs.

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

    Polaris expended for research and development approximately $26.7 million for 1997, $28.3 million for 1996 and $19.9 million for 1995, which amounts were included as a component of operating expenses in the period incurred.

COMPETITION

    The snowmobile, ATV, motorcycle and PWC markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of Polaris' competitors are more diversified and have financial marketing resources which are substantially greater than those of Polaris.

    Polaris snowmobiles, ATVs, motorcycles and PWC are competitively priced and management believes Polaris' sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris' products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

PRODUCT SAFETY AND REGULATION

    Snowmobiles, ATVs, motorcycles and PWC are motorized machines which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths occur in the use of snowmobiles, ATVs, motorcycles and PWC.

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

    On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety. The agreement called for the repurchase of all three-wheel ATVs remaining in the hands of its distributors and dealers, the provision of additional safety oriented point-of-purchase materials in all Polaris ATV dealerships, and the addition of a mandatory "hands on" consumer and dealer safety training program designed to give all Polaris ATV dealers and consumers maximum exposure to safe riding techniques. Polaris conditions its ATV warranties described below under "Product Liability" on completion of the mandatory "hands on" consumer training program.

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

    The Consent Decree with the CPSC expires in April, 1998. Discussions are proceeding with the CPSC regarding modifications or an extension of the Consent Decree. The Company does not believe that the agreement with the CPSC has had or will have a material adverse effect on Polaris. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the CPSC, the Justice Department or individual states would not have an adverse effect on the Company. Certain state attorneys-general have asserted that the CPSC agreement is inadequate and have indicated that they will seek stricter ATV regulation. Polaris is unable to predict the outcome of such action or the possible effect on its ATV business.

    California has recently enacted legislation setting maximum emission standards for ATVs and the federal government has proposed legislation setting maximum emission standards for a number of vehicles including ATVs and snowmobiles. Currently Polaris' two-cycle engines do not meet the California emission requirements or those proposed under the federal legislation without technical enhancement, which is under development. However, Polaris has developed and sells ATVs with four-cycle engines that meet the California emission standards. The federal government has also enacted legislation mandating maximum emission standards for PWC beginning in 1999 with annual reductions in permitted maximums through 2006. Currently, Polaris' two-cycle engines for PWC would not meet the new emission requirements without technical enhancement, which is under development. Polaris is unable to predict the ultimate impact of the enacted or proposed legislation on Polaris and its operations. Polaris recently signed an agreement with Outboard Marine Corporation ("OMC") licensing the Ficht fuel injection technology. This technology may be used in Polaris vehicles to meet emission standards in the future, particularly in Polaris vehicles with two-cycle engines. Finally, some states may pass legislation and local ordinances have been and may from time to time be considered and adopted which restrict the use of PWC to specified hours and locations. Polaris is unable to predict the outcome of such actions or the possible effect on its PWC business. However, Polaris continues to monitor these legislative activities together with the industry associations and supports balanced and appropriate programs that educate the customer on safe use of the product and protect the environment.

    Victory motorcycles will be subject to federal and state emissions, vehicle safety and other standards. Polaris anticipates that its motorcycles will comply fully with all such applicable standards and related regulations.

PRODUCT LIABILITY

    Polaris' product liability insurance limits and coverages had been adversely affected by the general decline in the availability of liability insurance. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June, 1996 Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceed a self-insured retention.

    Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 1997, Polaris has paid an aggregate of approximately $3.7 million in product liability claims and accrued $7.0 million at December 31, 1997, for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe that the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 7 of Notes to Consolidated Financial Statements.

WARRANTY

    Polaris warrants its snowmobiles, ATVs, motorcycles and PWC under a "limited warranty" for a period of one year, six months, one year and one year, respectively. Although Polaris employs quality control procedures, a product is sometimes distributed which needs repair or replacement. Historically, product recalls have been administered through Polaris' dealers and distributors and have not had a material effect on Polaris' business.

EFFECTS OF WEATHER

    Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see "Production Scheduling") and shifting dealer inventories from one location to another. However, there is no assurance that weather conditions would not have a material effect on Polaris' sales of snowmobiles, ATVs, motorcycles or PWC.

EMPLOYMENT

    Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. During 1997, Polaris employed an average of approximately 2,900 persons. Approximately 780 of its employees are salaried. Polaris considers its relations with its personnel to be excellent.

    Historically, Polaris' snowmobile business has been seasonal, resulting in significant differences in employment levels during the year. Despite such variations in employment levels, employee turnover has not been high. With the introduction of the ATV line in 1985, Polaris' employment levels have become more stable. Polaris' employees have not been represented by a union since July 1982.

YEAR 2000 COMPLIANCE
    In 1997, Polaris evaluated its computer system year 2000 compliance issues and began a conversion process to address necessary changes. In order for a computer system to be year 2000 compliant, its time sensitive software must recognize a date using "00" as the year 2000 rather than 1900. Polaris has implemented a plan to make its computer systems critical to managing its business year 2000 compliant by the end of 1998 and to make its remaining computer systems year 2000 compliant by the end of 1999. Expenses incurred by Polaris in 1997 to address year 2000 compliance issues were immaterial and Polaris does not expect the level of expenses to be incurred under its conversion program during the next two years to have material impact on its financial results of operations.

ITEM 2.  PROPERTIES
    Polaris owns its principal manufacturing facility in Roseau, Minnesota. The facility consists of approximately 509,000 square feet of manufacturing space located on approximately 100 acres. In 1991, Polaris acquired a fabricating facility in order to bring more component parts manufacturing in-house. This facility consists of a 190,000 square foot plant situated on 38 acres and is located in Osceola, Wisconsin. Polaris makes ongoing capital investments in its facilities. In August, 1994, Polaris signed a one-year lease agreement for a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris exercised its option to purchase the facility during 1995. Polaris currently uses the facility to assemble all of its PWC product line, certain ATV models and, in 1998, its motorcycle product line. In August, 1995, Polaris purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of Polaris designed and built domestic engines. These investments have increased production capacity for snowmobiles, ATVs, motorcycles and PWC. The Company believes that Polaris' manufacturing facilities are adequate in size and suitability for its present manufacturing needs.
    Polaris owns all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Although Polaris holds numerous patents and uses various registered trademarks and names, it believes that the loss of any of them would not have a material effect on its business.
    Polaris leases 92,000 square feet of headquarters and warehouse space in Minneapolis, Minnesota from related parties pursuant to a lease that will terminate in 2002. Polaris also leases an additional 13,000 square feet of office space in Minneapolis, Minnesota and 42,000 square feet of office and warehouse space in Winnipeg, Manitoba. Polaris does not anticipate any difficulty in securing alternate facilities on competitive terms, if necessary, upon the termination of any of its leases.
    Polaris completed construction of a 259,000 square foot PG&A distribution center on 50 acres in Vermillion, South Dakota in 1997.
    In 1997, Polaris broke ground for the construction of a 58,000 square foot plastic injection molding facility adjacent to the Roseau, Minnesota facility. This will be a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs. The facility is expected to be operational in mid-1998.

ITEM 3.  LEGAL PROCEEDINGS

    Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

    Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists, before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji, one of Polaris' engine suppliers. The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji has also appealed the judgment against it. Depending upon the conclusion of the appeal, Polaris may require additional reserves associated with this litigation on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names of the executive officers of the Company as of March 3, 1998, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

NAME                            AGE      TITLE
--------------------------      ---      ------------------------------------------------------
W. Hall Wendel, Jr.                 55   Chairman and Chief Executive Officer
Kenneth D. Larson                   57   President and Chief Operating Officer
Charles A. Baxter                   50   Vice President--Engineering and General Manager
                                         Engines
Jeffrey A. Bjorkman                 38   Vice President--Manufacturing
Michael W. Malone                   39   Vice President--Finance, Chief Financial Officer and
                                         Secretary
Thomas H. Ruschhaupt                49   Vice President--Sales and Services
Ed Skomoroh                         60   Vice President--Marketing

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

    Mr. Ruschhaupt has been Vice President--Sales and Service since March, 1998. Prior to joining Polaris, Mr. Ruschhaupt was employed by Goodyear Tire and Rubber Corporation in various management positions for twenty years.

    Mr. Skomoroh has been Vice President--Marketing of the Company since February, 1998. Mr. Skomoroh was Vice President--Sales and Marketing of the Company from December 1994 and held that position with PICC since October 1988. Prior thereto, he was Vice President, Polaris Canada and President, Secretary and Director of Polaris Industries, Inc., an Ontario corporation and a wholly owned subsidiary of Polaris Industries Partners L.P. Mr. Skomoroh joined Polaris in 1982 as General Manager, Canada, and was prior thereto the General Manager of the Canadian operations of Arctic Enterprises, Inc., a snowmobile manufacturer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Investor Information" included in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information under the caption "Selected Financial Data" included in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis" included in the Company's 1997 Annual Report is included herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant, included in the Company's 1997 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets--December 31, 1997 and 1996.

     Consolidated Statements of Operations--Years Ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors of the Registrant

    The information under the caption "Election of Directors--Information Concerning Nominees and Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.

    (b) Executive Officers of the Registrant

    Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers of the Registrant."

    (c) Compliance with Section 16(a) of the Exchange Act

    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information" and "Election of Directors--Directors' Remuneration" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Consolidated Financial Statements

        Information concerning financial statements of Polaris Industries Inc. included in the Company's 1997 Annual Report are incorporated by reference to this Report under Item 8 "Financial Statements and Supplementary Data".

        (2) Financial Statement Schedules

        All supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        (3) Exhibits

        The Exhibits to this Report are listed in the Exhibit Index on page E-1.

        A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 25, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 1225 Highway 169 North, Minneapolis, Minnesota 55441, Attention: Investor Relations.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

    (c) Exhibits

        Included in Item 14(a)(3) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 30, 1998.

                                POLARIS INDUSTRIES INC.

                                By:           /s/ W. HALL WENDEL, JR.
                                     -----------------------------------------
                                                W. Hall Wendel, Jr.
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                  DATE
------------------------------------  --------------------------  --------------
      /s/ W. HALL WENDEL, JR.         Chief Executive Officer
------------------------------------   and Director (Principal    March 30, 1998
        W. Hall Wendel, Jr.            Executive Officer)
                                      Vice President--Finance,
       /s/ MICHAEL W. MALONE           Chief Financial Officer
------------------------------------   and Secretary (Principal   March 30, 1998
         Michael W. Malone             Financial and Accounting
                                       Officer)

                 *
------------------------------------  Director                    March 30, 1998
         Andris A. Baltins

                 *
------------------------------------  Director                    March 30, 1998
          Raymond J. Biggs

                 *
------------------------------------  Director                    March 30, 1998
          Beverly F. Dolan

                 *
------------------------------------  Director                    March 30, 1998
         Kenneth D. Larson

                 *
------------------------------------  Director                    March 30, 1998
           Robert S. Moe

                 *
------------------------------------  Director                    March 30, 1998
          Gregory R. Palen

                 *
------------------------------------  Director                    March 30, 1998
          Stephen G. Shank

*By:     /s/ W. HALL WENDEL, JR.                                  March 30, 1998
      ------------------------------
           (W. Hall Wendel, Jr.
            Attorney-in-Fact)

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

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

         (b)  [RESERVED]

         (c)  Retirement Savings Plan, incorporated by reference to Exhibit 10(g) to the Form S-1.

         (d)  Polaris Industries Inc. Employee Stock Ownership Plan dated January 1,
              1997.

         (e) Fourth Amendment to Credit Agreement by and between the Company and First Bank.

         (f) Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Form S-1.

         (g) Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 1995 (No.
              33-60157).

         (h) Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company's Annual
              Report on Form 10-K dated March 22, 1996.

         (i)  Joint Venture Agreement between the Company and Transamerica
              Commercial Finance Corporation, now known as Transamerica Distribution
              Finance ("TDF") dated February 7, 1996 incorporated by reference to
              Exhibit 10(i) to the Company's Annual Report on Form 10-K dated March
              22, 1996.

         (j)  Manufacturer's Repurchase Agreement between the Company and Polaris
              Acceptance dated February 7, 1996 incorporated by reference to Exhibit
              10(j) to the Company's Annual Report on Form 10-K dated March 22,
              1996.

         (k)  Credit Agreement by and between the Company and First Bank National
              Association and Bank of America Illinois and First Union National Bank
              of North Carolina, Dated May 8, 1995 incorporated by reference to
              Exhibit 10 to the Company's Quarterly Report on Form 10-Q dated May
              15, 1995.

         (l)  Plymouth, Minnesota, Executive Office Lease, incorporated by reference to Exhibit 10(m) to the Form S-1 ("the Executive Office Lease").

         (m)  Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K
              dated March 24, 1995.

         (n)  Registration Rights Agreement between and among the Company, Victor K.
              Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc.,
              incorporated by reference to Exhibit 10(1) to the Company's Annual
              Report on Form 10-K dated March 24, 1995.

  EXHIBIT
   NUMBER                                  DESCRIPTION
------------  ----------------------------------------------------------------------
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

         (q)  Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the
              Company's Annual Report on Form 10-K dated March 18, 1997.

         (r) Amendment to Executive Office Lease dated November 22, 1996 incorporated by reference to Exhibit 10(r) to the Company's Annual
              Report on Form 10-K dated March 18, 1997.

      13.     Portions of the Annual Report to Security Holders for the Year Ended
              December 31, 1997 included pursuant to Note 2 to General Instruction
              G.

      21.     Subsidiaries of Registrant.

      23.     Consent of Arthur Andersen LLP.

      24.     Power of Attorney.

      27.(a)  Financial Data Schedule.

         (b)  Restated Financial Data Schedule for Nine Month Period Ended September
              30, 1997.