Form 10-Q
period 1998-03-31
POLARIS INDUSTRIES INC/MN
filed 1998-05-13
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1998

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

     As of May 7, 1998, 26,283,250 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                     For Quarter Period Ended March 31, 1998


                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                -----
Part I.       FINANCIAL INFORMATION

              Item 1 - Consolidated Financial Statements

                    Consolidated Balance Sheets ................................................   3
                    Consolidated Statements of Operations ......................................   4
                    Consolidated Statements of Cash Flows ......................................   5
                    Consolidated Statement of Shareholders' Equity .............................   6
                    Notes to Consolidated Financial Statements .................................   7

              Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                    Results of Operations ......................................................   12
                    Cash Dividends .............................................................   13
                    Liquidity and Capital Resources ............................................   13
                    Inflation and Exchange Rates ...............................................   15

Part II.      OTHER INFORMATION.................................................................   16

              Item 1 -   Legal Proceedings
              Item 2 -   Changes in Securities
              Item 3 -   Defaults upon Senior Securities
              Item 4 -   Submission of Matters to a Vote of Security Holders
              Item 5 -   Other Information
              Item 6 -   Exhibits and Reports on Form 8-K

SIGNATURE PAGE.................................................................................    17

                            POLARIS INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                       MARCH 31, 1998    DECEMBER 31, 1997
                                                       --------------    -----------------
                                                        (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                    $961           $1,233
     Trade receivables                                          24,103           42,593
     Inventories                                               152,005          139,544
     Prepaid expenses and other                                  4,783            5,088
     Deferred tax assets                                        27,000           29,000
                                                              --------         --------
         Total current assets                                  208,852          217,458
                                                              --------         --------
                                                              --------         --------

Deferred Tax Assets                                             25,000           26,000
Property and Equipment, net                                    104,993           98,020
Investments in Affiliates                                       20,341           19,767
Intangible Assets, net                                          23,282           23,501
                                                              --------         --------
                  Total Assets                                $382,468         $384,746
                                                              --------         --------
                                                              --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                          $59,242          $61,027
     Accrued expenses                                           79,449          113,867
     Income taxes payable                                       16,445           16,217
                                                              --------         --------
         Total current liabilities                             155,136          191,111

Borrowings under credit agreement                               53,600           24,400
                                                              --------         --------
                  Total Liabilities                            208,736          215,511
                                                              --------         --------

Commitments and Contingencies (Notes 4, 6 and 7)

Shareholders' Equity:
     Common stock                                                  263              260
     Additional paid-in capital                                 83,518           72,955
     Deferred compensation                                      (7,315)          (3,133)
     Compensation payable in common stock                        1,774            7,346
     Retained earnings                                          95,492           91,807
                                                              --------         --------
         Total shareholders' equity                            173,732          169,235
                                                              --------         --------
                  Total Liabilities and Shareholders' equity  $382,468         $384,746
                                                              --------         --------
                                                              --------         --------






                 See Notes to Consolidated Financial Statements

                            POLARIS INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                    UNAUDITED


                                             First Quarter           First Quarter
                                            Ended March 31,         Ended March 31,
                                            ---------------         ---------------
                                                 1998                    1997
                                            ---------------         ---------------
Sales                                             $210,001                $224,634
Cost of Sales                                      163,197                 175,142
                                                  --------                --------
     Gross profit                                   46,804                  49,492

Operating Expenses                                  35,179                  31,847
                                                  --------                --------
     Operating income                               11,625                  17,645

Nonoperating Expense (Income)
     Interest expense                                  479                     744
     Equity in income of affiliates                 (1,549)                 (1,386)
     Other expense (income), net                      (369)                   (492)
                                                  --------                --------
     Income before income taxes                     13,064                  18,779

Provision for income taxes                           4,703                   6,760
                                                  --------                --------
     Net income                                     $8,361                 $12,019
                                                  --------                --------
                                                  --------                --------
Basic and Diluted Net Income Per Share               $0.32                   $0.44
                                                  --------                --------
                                                  --------                --------










                 See Notes to Consolidated Financial Statements

                            POLARIS INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                                   UNAUDITED

                                                           For the Three Months
                                                             Ended March 31,
                                                           ---------------------
                                                             1998        1997
                                                           --------    ---------
Cash Flows From Operating Activities
  Net income                                               $  8,361    $ 12,019
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
        Depreciation and amortization                         8,495       8,868
        Noncash compensation                                  2,033       1,198
        Equity in income of affiliates                       (1,549)     (1,386)
        Deferred income taxes                                 3,000       2,000
        Changes in current operating items -
            Trade receivables                                18,490      11,283
             Inventories                                    (12,461)      6,985
             Accounts payable                                (1,785)     (2,897)
             Accrued expenses                               (34,418)    (29,383)
             Income taxes payable                               228       3,626
             Others, net                                        387         830
                                                           --------    ---------
                 Net cash provided by (used for)
                   operating activities                      (9,219)     13,143
                                                           --------    ---------

Cash Flows From Investing Activities:
    Purchase of property and equipment                      (15,249)     (4,611)
    Investments in affiliates, net                              975      (8,723)
                                                           --------    ---------

                Net cash used for investing activities      (14,274)    (13,334)
                                                           --------    ---------

Cash Flows From Financing Activities:
    Borrowings under credit agreement                        86,300      90,300
    Repayments under credit agreement                       (57,100)    (70,300)
    Repurchase and retirement of common shares               (1,303)    (12,827)
    Cash dividends to shareholders                           (4,676)     (4,334)
                                                           --------    ---------

                Net cash provided by financing activities    23,221       2,839
                                                           --------    ---------

         Increase (decrease) in cash and cash equivalents      (272)      2,648
Cash and Cash Equivalents, Beginning                          1,233       5,812
                                                           --------    ---------

Cash and Cash Equivalents, Ending                          $    961    $  8,460
                                                           --------    ---------
                                                           --------    ---------




                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In Thousands)
                                    UNAUDITED


                                                                    Additional                Compensation
                                                           Common     Paid-In     Deferred     Payable in     Retained
                                                           Stock      Capital   Compensation  Common Stock     Earnings    Total
                                                          -------   ----------  ------------  -------------   ---------   --------

         Balance, December 31, 1997                         $260      $72,955      ($3,133)       $7,346       $91,807    $169,235

                  Employee stock compensation                  2       10,025       (4,182)       (3,709)            0       2,136

                  First Rights conversion to stock             1        1,841            0        (1,863)            0         (21)

                  Cash dividends declared                      0            0            0             0        (4,676)     (4,676)

                  Repurchase and retirement of common
                   shares                                      0       (1,303)           0             0             0      (1,303)
                  Net income                                   0            0            0             0         8,361       8,361
                                                          -------   ----------  ------------  -------------   ---------   --------
         Balance, March 31, 1998                            $263      $83,518      ($7,315)       $1,774       $95,492    $173,732
                                                          -------   ----------  ------------  -------------   ---------   --------
                                                          -------   ----------  ------------  -------------   ---------   --------


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


NOTE 2.        INVENTORIES

               The major components of inventories are as follows (in thousands):

                                             MARCH 31, 1998  DECEMBER 31, 1997
                                             --------------  -----------------
               Raw Materials                   $ 32,869            $ 17,614
               Service Parts                     46,909              45,619
               Finished Goods                    72,227              76,311
                                               --------            --------
                                               $152,005            $139,544
                                               --------            --------
                                               --------            --------

NOTE 3.        FINANCING AGREEMENT

               Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $125.0 million. Interest is charged at rates based on LIBOR or "prime" (6.16% at March 31, 1998) and the agreement expires on March 31, 2000, at which time the balance is due. As of March 31, 1998, total borrowings under this credit arrangement were $53.6 million and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.        INVESTMENTS IN AFFILIATES

               A wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and may in the future provide other financial services to dealers, distributors and retail customers of Polaris. In January 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50 percent. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At March 31, 1998, Polaris' contingent liability with respect to the guarantee was approximately $98.5 million.

               Polaris has an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

               Investments in affiliates are accounted for under the equity method. Polaris' allocable share of the income of Polaris Acceptance and Robin has been included as a component of nonoperating expense (income) in the accompanying consolidated statements of operations.

NOTE 5.        SHAREHOLDERS' EQUITY

               Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first three months of 1998, Polaris paid $1.3 million to repurchase and retire 41,800 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 981,300 shares available for repurchase under this authorization as of March 31, 1998.

               On January 22, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about February 16, 1998, to holders of record on February 2, 1998.

               On April 16, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about May 15, 1998, to holders of record on May 1, 1998.

               Net income per share for the periods ended March 31, 1998 and 1997 was calculated based on the weighted average number of common and common equivalent shares outstanding.

               Polaris adopted SFAS No. 128 "Earnings per share" effective December 31, 1997. As a result, the prior period presented has been restated to conform to the provisions of SFAS No. 128, which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the First Rights plan, the Director plan and the ESOP. Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

                                                             For Three Months
                                                              ended March 31,
                                                           ---------------------
                                                            1998          1997
                                                            ----          ----
               Net Income available to common
                 shareholders                              $ 8,361       $12,019
                                                           -------       -------
                                                           -------       -------

               Weighted average number of common
                 shares outstanding                         26,000        26,913

               First Rights                                     53           265

               Director Plan                                    15             9

               ESOP                                            170           170
                                                           -------       -------

               Common shares outstanding - basic            26,238        27,357
                                                           -------       -------
                                                           -------       -------

               Dilutive effect of Option Plan                   47             0
                                                           -------       -------

               Common and potential common
                 shares outstanding - diluted               26,285        27,357
                                                           -------       -------
                                                           -------       -------

               Basic and diluted net income
                 per share                                 $  0.32       $  0.44
                                                           -------       -------
                                                           -------       -------


NOTE 6.        COMMITMENTS AND CONTINGENCIES

               Polaris is subject to product liability claims in the normal course of business and prior to June 1986 elected not to purchase insurance for product liability losses. Effective June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceed a self insured retention. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

               Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists, before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd. ("Fuji"), one of Polaris' engine suppliers. The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji has also appealed the judgment against it. Depending upon the conclusion of the appeal, Polaris may require additional reserves associated with this litigation on its financial statements.

               In addition to the aforementioned matter, Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is not probable that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.

NOTE 7.        FOREIGN CURRENCY CONTRACTS

               Polaris' Canadian subsidiary uses the United States dollar as its functional currency. Canadian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect. Translation and exchange gains and losses are reflected in the results of operations.

               Polaris enters into foreign exchange contracts to manage currency exposures of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contract for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At March 31, 1998, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $55.2 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $86.1 million United States dollars which mature throughout the remainder of 1998.


NOTE 8.        NEW ACCOUNTING PRONOUNCEMENTS

               SFAS 130

               On January 1, 1998, Polaris adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Polaris has no other elements of comprehensive income outside its reported net income, thus net income is equivalent to comprehensive income for all periods presented.

               SFAS 131

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS No. 131 requires that public business enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for fiscal years beginning after December 15, 1997. Polaris is currently evaluating the impact of SFAS No. 131, which may effect disclosures in its 1998 annual financial statements.

               SOP 98-5

               In April 1998, the AICPA issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. Polaris is required to adopt SOP 98-5 in fiscal 1999 by recording the cumulative effect for this change in accounting. If Polaris had adopted SOP 98-5 during fiscal 1998, the change would have had no effect on reported net income per share.


                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company"), for the quarters ended March 31, 1998 and 1997. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $210.0 million in the first quarter of 1998, representing a seven percent decrease from $224.6 million in sales for the same period in 1997.

North American sales of snowmobiles and related Parts, Garments and Accessories ("PG&A") of $17.4 million for first quarter 1998 were 19 percent lower than $21.6 million for the comparable period in 1997. The decrease is related to lower sales of PG&A resulting from poor snow conditions and warmer than normal temperatures that shortened the snowmobile riding season this past winter.

North American sales of ATVs and related PG&A of $165.6 million for first quarter 1998 were 15 percent higher than $143.5 million for the comparable period in 1997. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of PWC and related PG&A of $15.5 million for the first quarter 1998 were significantly lower than $46.0 million for the comparable period in 1997. The decrease is related to the Company's previously announced decision to lower PWC production in response to the industry wide softening in consumer demand.

Initial sales of Victory motorcycle related PG&A totaled $0.6 million for the first quarter 1998. Victory motorcycles remain on schedule to begin production in late spring, 1998.

International sales of snowmobiles, ATVs, PWC and related PG&A of $10.9 million for the first quarter 1998 were 19 percent lower than $13.5 million for the comparable period in 1997.

Gross profit of $46.8 million in the first quarter of 1998 represents a five percent decrease from gross profit of $49.5 million for the same period in 1997. The gross profit margin percentage increased to 22.3 percent for the first quarter of 1998 from 22.0 percent for the comparable 1997 period. The decrease in gross profit dollars for the first quarter is attributable to the lower sales volume. The slight improvement in gross profit margin percentage for the first quarter 1998 relates to reduced warranty costs and lower sales of lower margin PWC product partially offset by lower sales of higher margin PG&A and reduced pricing on the 1998 model ATVs implemented in the fall of 1997.

Operating expenses in the first quarter of 1998 increased 10 percent to $35.2 million from the comparable 1997 period, and as a percentage of sales, increased to 16.8 percent for the first quarter of 1998 compared to 14.2 percent for the same period in 1997. The higher level of operating expenses for the first quarter 1998 are related to a planned increase in advertising expenditures across all product lines, start-up expenses for Victory motorcycles, and increased research and development expenditures.

The improvement in nonoperating expense (income) in the first quarter of 1998 from the comparable period in 1997 is attributable to lower interest expense on borrowings under the credit agreement and the continued positive financial impact of the Company's equity in the income of Polaris Acceptance.

CASH DIVIDENDS

On January 22, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about February 16, 1998, to holders of record on February 2, 1998.

On April 16, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about May 15, 1998, to holders of record on May 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement maturing on March 31, 2000 under which it may borrow up to $150.0 million until March 31, 1998 and up to $125.0 million thereafter until maturity. Interest is charged at rates based on LIBOR or "prime" and the agreement expires March 31, 2000. At March 31, 1998, Polaris had borrowings under its bank line of credit arrangement of $53.6 million and cash and cash equivalents of $1.0 million, compared to $24.4 million in borrowings and cash and cash equivalents of $1.2 million at December 31, 1997.

Polaris has a continuing authorization from its Board of Directors to repurchase up to 3,000,000 shares of the Company's outstanding common stock. During the first three months of 1998, Polaris paid $1.3 million to repurchase and retire 41,800 shares of its common stock with cash on hand and borrowings under its line of credit arrangement. Polaris has 981,300 shares available to repurchase under this authorization as of March 31, 1998.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for 1998. At this time, management is not aware of any factors that would have a materially adverse impact in cash flow beyond 1998.

Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists, before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd.("Fuji"), one of Polaris' engine suppliers. The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji has also appealed the judgment against it. Depending upon the conclusion of the appeal, Polaris may require additional reserves associated with this litigation.

During 1997, Polaris evaluated its computer system year 2000 compliance issues and began a conversion process to address necessary changes. In order for a computer system to be year 2000 compliant, its time sensitive software must recognize a date using "00" as the year 2000 rather than the year 1900. Polaris has implemented a plan to make its computer systems critical to managing the business year 2000 compliant by the end of 1998 and to make its remaining computer systems year 2000 compliant by the end of 1999. Polaris does not expect the level of expenses to be incurred under its conversion program during the next two years to have a material effect on its financial results of operations.

INFLATION AND EXCHANGE RATES

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time. In 1997, purchases totaling 17 percent of Polaris' cost of sales were from yen-denominated suppliers. The strengthening of the U.S. dollar in relation to the Japanese yen since late 1995 has resulted in lower raw material purchase prices. Polaris' cost of sales in the first ended March 31, 1998 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1997. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales during the remaining periods of 1998 when compared to the same periods in 1997.

Polaris operates in Canada through a wholly owned subsidiary. Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. Polaris' cost of sales in the first ended March 31, 1998 was negatively impacted by the Canadian dollar exchange rate fluctuation when compared to the same period in 1997. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar currency fluctuation will continue to have a negative impact on net income during the remaining periods of 1998 when compared to the same periods in 1997.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 1998, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout 1998.

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

                  (b)      REPORTS ON FORM 8 - K
                           None.

                            POLARIS INDUSTRIES INC.





                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            POLARIS INDUSTRIES INC.
                            (Registrant)


Date:  May 13, 1998         /s/ W. HALL WENDEL, JR.
                            -----------------------
                            W. Hall Wendel, Jr.
                            Chairman of the Board
                            and Chief Executive Officer



Date:  May 13, 1998         /s/ MICHAEL W. MALONE
                            ---------------------
                            Michael W. Malone
                            Vice President Finance, Chief Financial
                            Officer, Treasurer and Secretary (Principal
                            Financial and Chief Accounting Officer)