Form 10-Q
period 1998-06-30
POLARIS INDUSTRIES INC/MN
filed 1998-08-14
CIK 931015

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended    June 30, 1998
                                ---------------------

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number         1-11411
                       ----------------------------------

                               Polaris Industries Inc.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Minnesota                                    41-1790959
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

1225 Highway 169 North, Minneapolis, MN                   55441
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                    (612)542-0500
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of August 7, 1998, 25,927,038 shares of Common Stock of the issuer were outstanding.

                               POLARIS INDUSTRIES INC.
                                      FORM 10-Q
                        For Quarter Period Ended June 30, 1998


                                  TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
Part I.   FINANCIAL INFORMATION
               Item 1 - Consolidated Financial Statements
                    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . 3
                    Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . 4
                    Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 5
                    Consolidated Statement of Shareholders' Equity . . . . . . . . . . . . . . 6
                    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 7

               Item 2 - Management's Discussion and Analysis of Financial Condition and
                        Results of Operations
                    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 12
                    Cash Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                    Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . . 14
                    Inflation and Exchange Rates . . . . . . . . . . . . . . . . . . . . . . . 15

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

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                               POLARIS INDUSTRIES INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                                         JUNE 30, 1998   DECEMBER 31, 1997
                                                         -------------   -----------------
                                                            (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                                   $6,750              $1,233
    Trade receivables                                           18,589              42,593
    Inventories                                                161,549             139,544
    Prepaid expenses and other                                   4,211               5,088
    Deferred tax assets                                         26,000              29,000
                                                              --------            --------
        Total current assets                                   217,099             217,458
                                                              --------            --------

Deferred Tax Assets                                             25,000              26,000
Property and Equipment, net                                    114,783              98,020
Investments in Affiliates                                       19,415              19,767
Intangible Assets, net                                          23,063              23,501
                                                              --------            --------
              Total Assets                                     399,360             384,746
                                                              --------            --------
                                                              --------            --------

LIABILITIES  AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                            95,531              61,027
    Accrued expenses                                            87,799             113,867
    Income taxes payable                                        22,382              16,217
                                                              --------            --------
        Total current liabilities                              205,712             191,111

Borrowings under credit agreement                               20,000              24,400
                                                              --------            --------
              Total Liabilities                                225,712             215,511

Commitments and Contingencies (Notes 4, 6, 7)

Shareholders' Equity:
    Common stock                                                   260                 260
    Additional paid-in capital                                  71,308              72,955
    Deferred compensation                                       (6,670)             (3,133)
    Compensation payable in common stock                         3,474               7,346
    Retained earnings                                          105,276              91,807
                                                              --------            --------
        Total shareholders' equity                             173,648             169,235
                                                              --------            --------

              Total Liabilities and
              Shareholders' Equity                            $399,360            $384,746
                                                              --------            --------
                                                              --------            --------

                    See Notes to Consolidated Financial Statements

                               POLARIS INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)
                                      UNAUDITED

                                                          Second Quarter                        For the Six Months
                                                           Ended June 30,                          Ended June 30,
                                                      1998                1997                1998                1997
                                                      ----                ----                ----                ----
Sales                                               $274,711            $249,888            $484,712            $474,522
Cost of Sales                                        210,502             189,630             373,699             364,772
                                                    --------            --------            --------            --------

    Gross Profit                                      64,209              60,258             111,013             109,750

Operating Expenses                                    43,092              41,816              78,271              73,663
                                                    --------            --------            --------            --------
    Operating Income                                  21,117              18,442              32,742              36,087

Nonoperating Expense (Income)
    Interest Income                                      820               1,110               1,299               1,854
    Equity in income of affiliates                    (1,607)             (1,484)             (3,156)             (2,870)
    Other expense (income), net                         (727)             (1,956)             (1,096)             (2,448)
                                                    --------            --------            --------            --------
    Income before income taxes                        22,631              20,772              35,695              39,551

Provision for income taxes                             8,147               7,478              12,850              14,238
                                                    --------            --------            --------            --------
    Net income                                       $14,484             $13,294             $22,845             $25,313
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------

Basic and Diluted Net Income Per Share                 $0.55               $0.49               $0.87               $0.93
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------

                    See Notes to Consolidated Financial Statements

                               POLARIS INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      UNAUDITED


                                                                  For the Six Months
                                                                     Ended June 30,
                                                              ----------------------------
                                                                1998                1997
                                                                ----                ----
Cash Flows From Operating Activities
    Net income                                               $  22,845           $  25,313
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                           17,555              17,326
        Noncash compensation                                     4,498               3,181
        Equity in income of affiliates                          (3,156)             (2,870)
        Deferred income taxes                                    4,000                   0
        Changes in current operating items-
            Trade receivables                                   24,004               5,544
            Inventories                                        (22,005)            (27,653)
            Accounts payable                                    34,504              25,384
            Accrued expenses                                   (26,068)             (9,179)
            Income taxes payable                                 6,165               7,844
            Other, net                                           1,206                 451
                                                             ---------           ---------
              Net cash provided by
              operating expenses                                63,548              45,341
                                                             ---------           ---------

Cash Flows From Investing Activities:
    Purchase of property and equipment                         (33,880)            (14,682)
    Investments in affiliates, net                               3,508              (6,717)
                                                             ---------           ---------

              Net cash used for investing activities           (30,372)            (21,399)
                                                             ---------           ---------

Cash Flows from Financing Activities:
    Borrowings under credit agreement                          143,900             149,500
    Repayments under credit agreement                         (148,300)           (137,500)
    Repurchase and retirement of common shares                 (13,883)            (27,263)
    Cash dividends to shareholders                              (9,376)             (8,594)
                                                             ---------           ---------

            Net cash provided by financing activities          (27,659)            (23,857)
                                                             ---------           ---------

        Increase in cash and cash equivalents                    5,517                  85
Cash and Cash Equivalents, Beginning                             1,233               5,812
                                                             ---------           ---------

Cash and Cash Equivalents, Ending                            $   6,750           $   5,897
                                                             ---------           ---------
                                                             ---------           ---------

                    See Notes to Consolidated Financial Statements

                               POLARIS INDUSTRIES INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (In Thousands)
                                      UNAUDITED

                                                                                        Compensation
                                            Common       Additional       Deferred        Payable in       Retained
                                             Stock  Paid-In Capital   Compensation      Common Stock       Earnings       Total
                                            ------  ---------------   ------------      ------------       ---------      -----
Balance, December 31, 1997                    $260         $ 72,955         (3,133)          $ 7,346       $ 91,807    $169,235

    Employee stock compensation                  3           10,392         (3,537)           (2,009)             0       4,849

    First Rights conversion to stock             1            1,841              0            (1,863)             0         (21)

    Cash dividends declared                      0                0              0                 0         (9,376)     (9,376)

    Repurchase and retirement of
      common shares                             (4)         (13,880)             0                 0              0     (13,884)

    Net Income                                   0                0              0                 0         22,845      22,845
                                              ----         --------        -------           -------       --------    --------

Balance, June 30, 1998                        $260         $ 71,308        ($6,670)          $ 3,474       $105,276    $173,648
                                              ----         --------        -------           -------       --------    --------
                                              ----         --------        -------           -------       --------    --------

                    See Notes to Consolidated Financial Statements

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998


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

NOTE 2.   INVENTORIES
          The major components of inventories are as follows (in thousands):

                                          June 30, 1998   December 31, 1997
                                          -------------   -----------------
          Raw Materials                        $ 32,918            $ 17,614
          Service Parts                          46,909              45,619
          Finished Goods                         81,722              76,311
                                               --------            --------
                                               $161,549            $139,544
                                               --------            --------
                                               --------            --------

NOTE 3.   FINANCING AGREEMENT

          Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $125.0 million. Interest is charged at rates based on LIBOR or prime (5.94% at June 30, 1998) and the agreement expires on March 31, 2000, at which time the balance is due. As of June 30, 1998, total borrowings under this credit arrangement were $20.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

NOTE 4.   INVESTMENTS IN AFFILIATES

          A wholly owned subsidiary of Polaris and Transamerica Distribution Finance (TDF) are partners in Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and may in the future provide other financial services to dealers, distributors and retail customers of Polaris. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At June 30, 1998, Polaris' contingent liability with respect to the guarantee was approximately $117.2 million.

          Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

          Investments in affiliates are accounted for under the equity method. Polaris' allocable share of the income of Polaris Acceptance and Robin has been included as a component of nonoperating expense (income) in the accompanying consolidated statements of operations.

NOTE 5.   SHAREHOLDERS' EQUITY

          On May 21, 1998, the Polaris Board of Directors approved an expansion of the existing share repurchase program to 5,000,000 shares of the Company's outstanding common stock. During the first six months of 1998, Polaris paid $13.9 million to repurchase and retire 408,200 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 2,614,900 remaining shares available to repurchase under this authorization as of June 30, 1998.

          The Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable to holders of record on May 1, 1998, which was paid on or about May 15, 1998.

          On July 16, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about August 17, 1998, to holders of record on July 31, 1998.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

          Net income per share for the periods ended June 30, 1998 and 1997 was calculated based on the weighted average number of common and potential common shares outstanding.

          Polaris adopted SFAS No. 128 Earnings per share effective December 31, 1997. As a result, the prior period presented has been restated to conform to the provisions of SFAS No. 128, which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the First Rights plan, the Director plan and the ESOP. Diluted earnings per share are computed under the treasury stock method and are calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

                                                          For Three Months                          For Six Months
                                                            Ended June 30,                          Ended June 30,
                                                            --------------                          --------------
                                                      1998                1997                1998                1997
                                                      ----                ----                ----                ----
Net Income available to common shareholders          $14,484             $13,294             $22,845             $25,313

Weighted average number of common shares
outstanding                                           25,932              26,561              25,966              26,737

First Rights                                              10                  98                  31                 181

Director Plan                                             16                  11                  16                  10

ESOP                                                     170                 170                 170                 170
                                                     -------             -------             -------             -------

Common shares outstanding - basic                     26,128              26,840              26,183              27,098
                                                     -------             -------             -------             -------
                                                     -------             -------             -------             -------

Dilutive effect of Option Plan                            78                   3                  63                   2
                                                     -------             -------             -------             -------

Common and potential common shares
outstanding - diluted                                 26,206              26,843              26,246              27,100
                                                     -------             -------             -------             -------
                                                     -------             -------             -------             -------

Basic and diluted net income per share               $  0.55             $  0.49             $  0.87             $  0.93
                                                     -------             -------             -------             -------
                                                     -------             -------             -------             -------

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

NOTE 6.   COMMITMENTS AND CONTINGENCIES

          Polaris is subject to product liability claims in the normal course of business and prior to June 1996 elected not to purchase insurance for product liability losses. Effective June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeds a self-insured retention. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

          Injection Research Specialists commenced an action in 1990 against Polaris in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In April 1997, a judgment was entered in favor of Injection Research Specialists, before interest, for $24.0 million in compensatory damages and $10.0 million in punitive damages against Polaris, and $15.0 million in compensatory damages and $8.0 million in punitive damages against Fuji Heavy Industries, Ltd. (Fuji), one of Polaris' engine suppliers. The judgment against Fuji was subsequently reduced on post trial motions to $11.6 million in compensatory damages and no punitive damages. Polaris has appealed the judgment against Polaris and has been advised that Fuji has also appealed the judgment against it. Depending upon the conclusion of the appeal, Polaris may require additional reserves associated with this litigation on its financial statements.

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

          Polaris enters into foreign exchange contracts to manage currency exposures of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contract for trading purposes. These contracts are accounted for as hedges thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

          to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At June 30, 1998, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $36.8 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $61.6 million United States dollars which mature throughout the remainder of 1998.

NOTE 8.   NEW ACCOUNTING PRONOUNCEMENTS

          SFAS 131
          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) in June 1997. SFAS No. 131 requires that public business enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for fiscal years beginning after December 15, 1997. Polaris is currently evaluating the impact of SFAS No. 131, which may effect disclosures in its 1998 annual financial statements.

          SFAS 133
          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          Polaris will be required to adopt SFAS No. 133 no later than January 1, 2000. Polaris has not quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

                                       ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarters ended June 30, 1998 and 1997. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft
(PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $274.7 million in the second quarter of 1998, representing a ten percent increase from $249.9 million in sales for the same period in 1997.

North American sales of snowmobiles and related Parts, Garments and Accessories ("PG&A") of $101.0 million for second quarter 1998 were 16 percent higher than $87.3 million for the comparable period in 1997. The increase is related to a return to a normal historical trend of the seasonality of production and shipments of snowmobiles in 1998.

North American sales of ATV's and related PG&A of $148.8 million for second quarter 1998 were 15 percent higher than $128.9 million for the comparable period in 1997. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of PWC and related PG&A of $11.1 million for the second quarter 1998 were significantly lower than $23.1 million for the comparable period in 1997. The decrease is related to the Company's previously announced decision to lower PWC production in response to the industry wide softening in consumer demand.

Sales of Victory motorcycle related PG&A totaled $1.5 million for the second quarter 1998. Victory motorcycle production and shipments began in early July 1998.

International sales of snowmobiles, ATV's, PWC and related PG&A of $12.3 million for the second quarter 1998 were 16 percent higher than $10.6 million for the comparable period in 1997 primarily as a result of increased shipments of ATV units.

Sales increased to $484.7 million for the year-to-date period ended June 30, 1998, representing a two percent increase from $474.5 million sales for the same period in 1997. The sales increase was led by strong ATV demand and earlier snowmobile shipments partially offset by lower PWC production.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

Gross profit of $64.2 million in the second quarter of 1998 represents a seven percent increase from gross profit of $60.3 million for the same period in 1997. Gross profit of $111.0 million in the year-to-date period ended June 30, 1998 represents a one percent increase from gross profit of $109.8 million for the same period in 1997. These increases in gross profit dollars resulted primarily from higher sales volume in the current period. The gross profit margin percentage decreased to 23.4 percent for the second quarter of 1998 from 24.1 percent for the comparable 1997 period and to 22.9 percent for the year-to-date period ended June 30, 1998, as compared to 23.1 percent for the year-to-date period in 1997. These slight declines in gross profit margin percentage are primarily due to a) reduced pricing on the 1998 model ATVs implemented in the fall of 1997 and b) the negative impact of the Canadian dollar exchange rate when compared to the prior year periods, partially offset by c) reduced warranty costs and d) lower sales of lower margin PWC product.

Operating expenses in the second quarter of 1998 increased three percent to $43.1 million from the comparable 1997 period, but as a percentage of sales, decreased to 15.7 percent for the second quarter of 1998 compared to 16.7 percent for the same period in 1997. The lower level of operating expenses as a percentage of sales for the second quarter 1998 are related to lower promotional spending to assist retail PWC sales in 1998 partially offset by a planned increase in advertising expenditures. Operating expenses in the year-to-date period ended June 30, 1998 increased six percent to $78.3 million from the comparable 1997 period and as a percentage of sales increased to 16.1 percent for the six months ended June 30, 1998 compared to 15.5 percent for the same period in 1997. The higher level of operating expenses for the year to date period are related to a planned increase in advertising expenditures during 1998 across all product lines and start up expenses for Victory motorcycles partially offset by the lower PWC promotional spending.

The decline in nonoperating expense (income) in the second quarter and year-to-date period of 1998 from the comparable period in 1997 is attributable to the impact of favorable 1997 Canadian dollar exchange rate hedging activity.

CASH DIVIDENDS

On April 16, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable to holders of record on May 1, 1998, which was paid on or about May 15, 1998.

On July 16, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about August 17, 1998, to holders of record on July 31, 1998.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement maturing on March 31, 2000 under which it may borrow up to $125.0 million. Interest is charged at rates based on LIBOR or "prime". At June 30, 1998, Polaris had borrowings under its bank line of credit arrangement of $20.0 million and cash and cash equivalents of $6.8 million, compared to $24.4 million in borrowings and cash and cash equivalents of $1.2 million at December 31, 1997.

During the second quarter, the Polaris Board of Directors approved an expansion of the existing share repurchase program to 5,000,000 shares of the Company's outstanding common stock. During the first six months of 1998, Polaris paid $13.9 million to repurchase and retire 408,200 shares of its common stock with cash on hand and borrowings under its line of credit arrangement. Polaris has 2,614,900 remaining shares available to repurchase under this authorization as of June 30, 1998.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for 1998. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 1998.

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

YEAR 2000

Polaris has evaluated its computer system year 2000 compliance issues and has begun a conversion process to address necessary changes. In order for a computer system to be year 2000 compliant, its time sensitive software must recognize a date using "00" as the year 2000 rather than the year 1900. Polaris has implemented a plan to make its computer systems critical to managing the business year 2000 compliant by the end of 1998 and to make its remaining computer systems year 2000 compliant by the end of 1999. Polaris does not expect the level of expenses to be incurred under its conversion program to have a material effect on its financial results of operations.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

INFLATION AND EXCHANGE RATES

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time. In 1997, purchases totaling 17 percent of Polaris' cost of sales were from yen-denominated suppliers. The strengthening of the U.S. dollar in relation to the Japanese yen since late 1995 has resulted in lower raw material purchase prices. Polaris' cost of sales in the second quarter June 30, 1998 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1997. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales during the remaining periods of 1998 when compared to the same periods in 1997.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 1998, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts, which mature throughout 1998.

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

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

POLARIS INDUSTRIES INC.


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS
          None

          ITEM 2 - CHANGES IN SECURITIES
          None

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          None

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company held its annual meeting of shareholders on May 21, 1998. Proxies for matters to be voted upon at the Annual Meeting were solicited Pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the Annual Meeting:

          1. To elect the following nominees as Class I Directors for a new term of Three years and until their successors are duly elected and qualified:


                                        Votes For           Withheld Authority
                                        ---------           ------------------
               Andris A. Baltins        22,091,577               276,176
               Kenneth D. Larson        22,101,497               266,246

               The terms of the following Directors continued after the meeting:
               W. Hall Wendel, Jr., Gregory R. Palen, Stephen G. Shank, Raymond
               J. Biggs, Beverly F. Dolan and Robert S. Moe.

          2.   To amend the Polaris Industries Inc. 1995 Restricted Stock Plan:


               Voted For      Voted Against       Abstained      Broker Non-Vote
               21,676,371         451,116          240,256              0


          3.   To amend the Polaris Industries Inc. 1996 Restricted Stock Plan:


               Voted For      Voted Against       Abstained      Broker Non-Vote
               21,328,236         801,736          237,771              0

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

          ITEM 5 - OTHER INFORMATION
          The Securities and Exchange Commission has amended its rule 14a-5, which governs the use by the company of its discretionary voting authority with respect to certain shareholder proposals. Pursuant to this amendment, the Company's proxy card for its 1999 Annual Meeting of Shareholders may confer discretionary authority on any matter as to which the Company does not receive notice by February 12, 1999.


          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
          (a)  EXHIBITS
               Exhibit 10(s) - Employment Agreement between the Company and Thomas Tiller
               Exhibit 27 - Financial Data Schedule

          (b)  REPORTS ON FORM 8-K
               None

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1998

POLARIS INDUSTRIES INC.




                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             POLARIS INDUSTRIES INC.
                                             (Registrant)




Date:  August 14, 1998                       /s/ W. Hall Wendel, Jr.
                                             -----------------------------
                                             W. Hall Wendel, Jr.
                                             Chairman of the Board
                                             And Chief Executive Officer




Date:  August 14, 1998                       /s/ Michael W. Malone
                                             -----------------------------
                                             Michael W. Malone
                                             Vice President Finance
                                             Chief Financial Officer
                                             Treasurer and Secretary
                                             (Principal Financial and Chief
                                             Accounting Officer)