Form 10-Q
period 1998-09-30
POLARIS INDUSTRIES INC/MN
filed 1998-11-16
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               -----------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________to_________________

Commission File Number               1-11411
                       --------------------------------------------------

                             Polaris Industries Inc.
-------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Minnesota                                        41-1790959
--------------------------------------------------------------------------
    (State or other jurisdiction                              (IRS Employer
  of incorporation or organization)                        Identification No.)

1225 Highway 169 North,  Minneapolis, MN                          55441
--------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (612) 542-0500
--------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of November 6 , 1998, 25,648,768 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                   For Quarter Period Ended September 30, 1998


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

          Item 1 -  Consolidated Financial Statements

              Consolidated Balance Sheets......................................3
              Consolidated Statements of Operations ...........................4
              Consolidated Statements of Cash Flows............................5
              Consolidated Statement of Shareholders' Equity...................6
              Notes to Consolidated Financial Statements.......................7

          Item 2 -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

              Results of Operations...........................................12
              Cash Dividends .................................................14
              Liquidity and Capital Resources.................................14
              Year 2000.......................................................15
              Inflation and Exchange Rates....................................16

Part II.  OTHER INFORMATION...................................................18

          Item 1 -  Legal Proceedings
          Item 2 -  Changes in Securities
          Item 3 -  Defaults upon Senior Securities
          Item 4 -  Submission of Matters to a Vote of Security Holders
          Item 5 -  Other Information
          Item 6 -  Exhibits and Reports on Form 8-K

SIGNATURE PAGE................................................................19

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                                 ------------------     -----------------
                                                                                     (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $ 14,487             $  1,233
     Trade receivables                                                                   64,612               42,593
     Inventories                                                                        127,726              139,544
     Prepaid expenses and other                                                           3,908                5,088
     Deferred tax assets                                                                 30,000               29,000
                                                                                       --------             --------
                  Total current assets                                                  240,733              217,458
                                                                                       --------             --------


Deferred Tax Assets                                                                      24,000               26,000
Property and Equipment, net                                                             116,685               98,020
Investments in Affiliates                                                                26,328               19,767
Intangible Assets, net                                                                   22,844               23,501
                                                                                       --------             --------

                                  Total Assets                                         $430,590             $384,746
                                                                                       --------             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $82,878              $61,027
     Accrued expenses                                                                   119,651              113,867
     Litigation loss payable                                                             61,409                    0
     Income taxes payable                                                                 4,975               16,217
                                                                                       --------             --------
                  Total current liabilities                                             268,913              191,111

Borrowings under credit agreement                                                        15,000               24,400
                                                                                       --------             --------
                                  Total Liabilities                                     283,913              215,511
                                                                                       --------             --------

Commitments and Contingencies (Notes 4, 6 and 7)

Shareholders' Equity:
     Common stock                                                                           257                  260
     Additional paid-in capital                                                          61,698               72,955
     Deferred compensation                                                               (6,170)              (3,133)
     Compensation payable in common stock                                                 4,749                7,346
     Retained earnings                                                                   86,143               91,807
                                                                                       --------             --------
                  Total shareholders' equity                                            146,677              169,235
                                                                                       --------             --------

                                  Total Liabilities and Shareholders' Equity           $430,590             $384,746
                                                                                       --------             --------
                                                                                       --------             --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                    Third Quarter                     For the Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                               1998              1997               1998              1997
                                                             --------          --------           --------          --------

Sales                                                        $359,861          $293,428           $844,573          $767,950
Cost of Sales                                                 273,431           214,860            647,130           579,632
                                                             --------          --------           --------          --------
     Gross profit                                              86,430            78,568            197,443           188,318

Operating Expenses                                             49,976            47,421            128,247           121,084
                                                             --------          --------           --------          --------
     Operating income                                          36,454            31,147             69,196            67,234

Non-operating Expense (Income)
     Interest expense                                             787               630              2,086             2,484
     Equity in income of affiliates                            (2,043)           (2,108)            (5,199)           (4,978)
     Other expense (income), net                               (1,212)           (1,188)            (2,308)           (3,636)
     Provision for litigation loss                             61,409                 0             61,409                 0
                                                             --------          --------           --------          --------
     Income before income taxes                               (22,487)           33,813             13,208            73,364

Provision for income taxes                                     (7,983)           12,173              4,867            26,411
                                                             --------          --------           --------          --------
     Net income (loss)                                       ($14,504)          $21,640             $8,341           $46,953
                                                             --------          --------           --------          --------
Basic and Diluted Net Income (Loss) Per Share                  ($0.56)            $0.82              $0.32             $1.75
                                                             --------          --------           --------          --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                               ------------------------------
                                                                                  1998                 1997
                                                                               ----------           ---------
Cash Flows From Operating Activities
  Net income                                                                   $    8,341           $  46,953
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                              27,336              25,182
        Noncash compensation                                                        6,352               4,948
        Equity in income of affiliates                                             (5,199)             (4,978)
        Deferred income taxes                                                       1,000                   0
        Changes in current operating items -
            Trade receivables                                                     (22,019)             (7,619)
            Inventories                                                            11,818             (40,620)
            Accounts payable                                                       21,851              32,981
            Litigation loss payable                                                61,409                   0
            Accrued expenses                                                        5,784               5,893
            Income taxes payable                                                  (11,242)             11,437
            Others, net                                                             1,607               1,484
                                                                               ----------           ---------
                 Net cash provided by
                   operating activities                                           107,038              75,661
                                                                               ----------           ---------
Cash Flows From Investing Activities:
    Purchase of property and equipment                                            (45,344)            (22,714)
    Investments in affiliates, net                                                 (1,362)            (10,208)
                                                                               ----------           ---------

                Net cash used for investing activities                            (46,706)            (32,922)
                                                                               ----------           ---------

Cash Flows From Financing Activities:
    Borrowings under credit agreement                                             261,500             220,900
    Repayments under credit agreement                                            (270,900)           (215,900)
    Repurchase and retirement of common shares                                    (23,673)            (35,357)
    Cash dividends to shareholders                                                (14,005)            (12,790)
                                                                               ----------           ---------

                Net cash provided by financing activities                         (47,078)            (43,147)
                                                                               ----------           ---------

         Increase (decrease) in cash and cash equivalents                          13,254                (408)
Cash and Cash Equivalents, Beginning                                                1,233               5,812
                                                                               ----------           ---------

Cash and Cash Equivalents, Ending                                              $   14,487           $   5,404
                                                                               ----------           ---------
                                                                               ----------           ---------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                            Additional                    Compensation
                                                   Common      Paid-In        Deferred      Payable in      Retained
                                                    Stock      Capital    Compensation    Common Stock      Earnings          Total
                                                   ------      -------        -------          ------        -------       --------

 Balance, December 31, 1997                          $260      $72,955        ($3,133)         $7,346        $91,807       $169,235

         Employee stock compensation                    3       10,568         (3,037)           (734)             0          6,800

         First Rights conversion to stock               1        1,841              0          (1,863)             0            (21)

         Cash dividends declared                        0            0              0               0        (14,005)       (14,005)

         Repurchase and retirement of common
         shares                                        (7)     (23,666)             0               0              0        (23,673)

         Net income                                     0            0              0               0          8,341          8,341
                                                   ------      -------        -------          ------        -------       --------
 Balance, September 30, 1998                         $257      $61,698        ($6,170)         $4,749        $86,143       $146,677
                                                   ------      -------        -------          ------        -------       --------
                                                   ------      -------        -------          ------        -------       --------

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

NOTE 2.  INVENTORIES

         The major components of inventories are as follows (in thousands):

                                  September 30, 1998        December 31, 1997
                                  ------------------        -----------------
         Raw Materials                 $36,083                   $17,614
         Service Parts                  43,403                    45,619
         Finished Goods                 48,240                    76,311
                                      --------                  --------
                                      $127,726                  $139,544
                                      --------                  --------
                                      --------                  --------

NOTE 3.  FINANCING AGREEMENT

         Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $175.0 million. Interest is charged at rates based on LIBOR or "prime" (6.00% at September 30, 1998) and the agreement expires on March 31, 2000, at which time the balance is due. As of September 30, 1998, total borrowings under this credit arrangement were $15.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.  INVESTMENTS IN AFFILIATES

         In February 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and will in the future provide other financial services to dealers, distributors and retail customers of Polaris. In January 1997, Polaris exercised its option to increase its equity interest in Polaris Acceptance to 50 percent. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At September 30, 1998, Polaris' contingent liability with respect to the guarantee was approximately $146.8 million.

         Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. ("Robin"). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

         Investments in affiliates are accounted for under the equity method. Polaris' allocable share of the income of Polaris Acceptance and Robin has been included as a component of non-operating expense (income) in the accompanying consolidated statements of operations.


NOTE 5.  SHAREHOLDERS' EQUITY

         During the first nine months of 1998, Polaris paid $23.7 million to repurchase and retire 696,500 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 2,326,600 remaining shares available to repurchase under this authorization as of September 30, 1998.

         The Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable to holders of record on July 31, 1998, which was paid on August 17, 1998.

         On October 22, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about November 16, 1998, to holders of record on November 2, 1998.

         Net income per share for the periods ended September 30, 1998 and 1997 was calculated based on the weighted average number of common and potential common shares outstanding.

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

                                       For Three Months       For Nine Months
                                       Ended Sept. 30,         Ended Sept. 30,
                                       1998       1997        1998       1997
                                       ----       ----        ----       ----
Net Income (loss) available          $(14,504)   $21,640    $ 8,341    $46,953
to common shareholders


Weighted average number of             25,614     26,172     25,848     26,549
Common shares outstanding

First Rights                               10         98         24        153

Director Plan                              17         13         17         11

ESOP                                      170        170        170        170
                                      -------     ------     ------     ------

Common shares outstanding - basic      25,811     26,453     26,059     26,883
                                      -------     ------     ------     ------
                                      -------     ------     ------     ------

Dilutive effect of Option Plan              0         23         42          9
                                      -------     ------     ------     ------

Common and potential common
shares outstanding - diluted           25,811     26,476     26,101      26,892
                                      -------     ------     ------      ------
                                      -------     ------     ------      ------

Basic and diluted net income (loss)
per share                             $(0.56)     $ 0.82     $ 0.32      $ 1.75
                                      -------     ------     ------      ------
                                      -------     ------     ------      ------

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

         Injection Research Specialists ("IRS") commenced an action in 1990 against Polaris and Fuji Heavy Industries, Ltd. ("Fuji"), one of Polaris' engine suppliers, in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In October 1998, following entry of judgement against Polaris for $34.0 million (before pre- and post-judgement interest) and affirmance thereof by the Federal Court of Appeals, IRS, Polaris, and Fuji entered into a confidential settlement agreement to settle all outstanding claims between the parties. The resulting provision for litigation loss of $61.4 million has been reflected as non-operating expense in the accompanying consolidated statement of operations for the quarter ended September 30, 1998. The related payment to IRS was made subsequent to the end of the quarter in connection with entering into the confidential settlement agreement. Polaris utilized its existing line of credit arrangement to fund the payment. Polaris no longer uses any of the technology in dispute.

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

         Polaris enters into foreign exchange contracts to manage currency exposures of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contract for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At September 30, 1998, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $16.9 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $36.2 million United States dollars which mature throughout the remainder of 1998.


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

         SFAS 133
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) in June 1998. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         Polaris will be required to adopt SFAS No. 133 no later than January 1, 2000. Polaris has not quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 13 could increase volatility in earnings and other comprehensive income.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company"), for the quarters ended September 30, 1998 and 1997. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $359.9 million in the third quarter of 1998, representing a 23 percent increase from $293.4 million in sales for the same period in 1997.

North American sales of snowmobiles and related Parts, Garments and Accessories ("PG&A") of $175.3 million for third quarter 1998 were four percent lower than $182.2 million for the comparable period in 1997. The decrease is due to lower snowmobile shipments in 1998.

North American sales of ATVs and related PG&A of $157.9 million for the third quarter 1998 were 67 percent higher than $94.7 million for the comparable period in 1997. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of PWC and related PG&A of $2.9 million for the third quarter 1998 were 18 percent lower than $3.6 million for the comparable period in 1997. The decrease is related to the Company's previously announced decision to lower PWC production in response to the industry wide softening in consumer demand.

Sales of Victory motorcycles and related PG&A totaled $3.3 million for the third quarter 1998. Victory motorcycle production and shipments began in July 1998.

International sales of snowmobiles, ATVs, PWC and related PG&A of $20.5 million for the third quarter 1998 were 60 percent higher than $12.9 million for the comparable period in 1997 primarily as a result of earlier timing of snowmobile unit sales.

Sales increased to $844.6 million for the year-to-date period ended September 30, 1998, representing a ten percent increase from $768.0 million sales for the same period in 1997. The sales increase was led by strong ATV demand and earlier snowmobile shipments partially offset by lower PWC production.

Gross profit of $86.4 million in the third quarter of 1998 represents a ten percent increase from gross profit of $78.6 million for the same period in 1997. Gross profit of $197.4 million in the year-to-date period ended September 30, 1998 represents a five percent increase from gross profit of $188.3 million for the same period in 1997. These increases in gross profit dollars resulted primarily from higher sales volume in the current year periods. The gross profit margin percentage decreased to 24.0 percent for the third quarter of 1998 from 26.8 percent for the comparable 1997 period and to
23.4 percent for the year-to-date period ended September 30, 1998, as compared to 24.5 percent for the year-to-date period in 1997. These declines in gross profit margin percentage are primarily due to a) mix impact of the substantial increase in sales of lower margin ATVs; b) negative impact of the Canadian dollar exchange rate when compared to the prior year periods; c) initial production rollout of the Victory motorcycles; and d) reduced pricing on 1998 model ATVs implemented in the Fall of 1997.

Operating expenses in the third quarter of 1998 increased five percent to $50.0 million from the comparable 1997 period, but as a percentage of sales, decreased to 13.9 percent for the third quarter of 1998 compared to 16.2 percent for the same period in 1997. Operating expenses in the year-to-date period ended September 30, 1998 increased six percent to $128.2 million from the comparable 1997 period, but as a percentage of sales, decreased to 15.2 percent for the nine months ended September 30, 1998 compared to 15.8 percent for the same period in 1997. The lower levels of operating expenses as a percentage of sales are related to lower promotional spending to assist retail PWC sales in 1998 and the leveraging effect of higher sales, partially offset by a planned increase in advertising expenditures.

Non-operating expense (income) in the third quarter and year-to-date period ended September 30, 1998 includes a provision in the amount of $61.4 million for litigation loss related to the settlement of the Injection Research Specialists litigation. This is a one-time charge that does not effect the ongoing operations of the Company. Polaris no longer uses the technology in dispute.

CASH DIVIDENDS

On July 16, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable to holders of record on July 31, 1998, which was paid on August 17, 1998.

On October 22, 1998, the Polaris Board of Directors declared a regular cash dividend of $0.18 per share payable on or about November 16, 1998, to holders of record on November 2, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement maturing on March 31, 2000 under which it may borrow up to $175.0 million. Interest is charged at rates based on LIBOR or "prime". At September 30, 1998, Polaris had borrowings under its bank line of credit arrangement of $15.0 million and cash and cash equivalents of $14.5 million, compared to $24.4 million in borrowings and cash and cash equivalents of $1.2 million at December 31, 1997.

During the first nine months of 1998, Polaris paid $23.7 million to repurchase and retire 696,500 shares of its common stock with cash on hand and borrowings under its line of credit arrangement. Polaris has 2,326,600 remaining shares available to repurchase under this authorization as of September 30, 1998.

Injection Research Specialists ("IRS") commenced an action in 1990 against Polaris and Fuji Heavy Industries, Ltd. ("Fuji"), one of Polaris' engine suppliers, in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In October 1998, following entry of judgement against Polaris for $34.0 million (before pre- and post-judgement interest) and affirmance thereof by the Federal Court of Appeals, IRS, Polaris, and Fuji entered into a confidential settlement agreement to settle all outstanding claims between the parties. The resulting provision for litigation loss of $61.4 million has been reflected as non-operating expense in the accompanying consolidated statement of operations for the quarter ended September 30, 1998. The related payment to IRS was made subsequent to the end of the quarter in connection with entering into the confidential settlement agreement. Polaris utilized its existing line of credit arrangement to fund the payment. Polaris no longer uses any of the technology in dispute.

Polaris proforma results adjusted to exclude the provision for litigation loss are as follows:

                                                   Third Quarter                For the Nine Months
                                              Ended September 30, 1998        Ended September 30, 1998
                                                 1998           1997            1998              1997
                                               -------        --------        -------         --------
Income before taxes                            $38,922         $33,813        $74,617          $73,364
Provision for income taxes                      13,817          12,173         26,667           26,411
                                               -------        --------        -------         --------
Net Income                                     $25,105         $21,640        $47,950          $46,953
                                               -------        --------        -------         --------
                                               -------        --------        -------         --------

Basic and Diluted Net Income Per Share         $  0.97         $  0.82        $  1.84          $  1.75

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, the litigation loss payable, and capital requirements for 1998. At this time, management is not aware of any factors that would have a materially adverse impact in cash flow beyond 1998.

YEAR 2000

During 1998, Polaris has continued with its company-wide program to prepare the company's computer systems for Year 2000 compliance. In order for a computer system to be Year 2000 compliant, its time sensitive software must recognize a date using "00" as the year 2000 rather than the year 1900. Polaris' project is divided into two major areas: internal information systems and embedded manufacturing systems/third party suppliers.

Polaris has implemented a plan to make its critical internal information systems Year 2000 compliant by the end of 1998 and to make its remaining internal information systems compliant by mid-1999. As of September 30, 1998, approximately 50% of the estimated programming requirements had been completed. These systems are being tested as completed with testing expected to continue throughout 1999.

Polaris has completed inventories of equipment and machines with embedded systems that are used at each of the facilities. Polaris is in the process of assessing whether the critical equipment will be Year 2000 compliant through simulations and testing of the equipment as well as Year 2000 compliance letters from vendors. Polaris has identified its critical suppliers and sent them questionnaires to address their Year 2000 plans and progress.

The cost of the Year 2000 initiatives (which are expensed as incurred) are not expected to be material to Polaris financial position. The total cost is estimated to be approximately $1 million of which $450,000 has been incurred to date.

Polaris is beginning a comprehensive analysis of the operational issues and costs that would most likely result from failure by the company or third parties to achieve Year 2000 compliance on a timely basis. Although the company has not yet identified the most likely worst case scenario, the risk would be primarily delivery timing to customers in January 2000. Polaris believes it will have sufficient time to recover, although some delayed deliveries may result in cancellations of orders.

Polaris has not yet developed contingency plans to protect the business from Year 2000 related interruptions but anticipates developing these plans throughout 1999.

The costs of the project and the date when Polaris believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those anticipated.

INFLATION AND EXCHANGE RATES

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time. In 1997, purchases totaling 17 percent of Polaris' cost of sales were from yen-denominated suppliers. The strengthening of the U.S. dollar in relation to the Japanese yen since late 1995 has resulted in lower raw material purchase prices. Polaris' cost of sales in the third quarter ended September 30, 1998 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1997. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a slightly positive impact on cost of sales during the remaining period of 1998 when compared to the same period in 1997.

Polaris operates in Canada through a wholly owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relationship to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate did impact the gross margin achieved in the third quarter of 1998 and the year-to-date period ended September 30, 1998 when compared to the same periods in 1997.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 1998, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts which mature throughout 1998.

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" can generally be identified as such because the context of the statement will include words such as the Company or management "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results to differ materially from those anticipated by some of the statements made herein. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1998



POLARIS INDUSTRIES INC.


PART II.   OTHER INFORMATION

           ITEM 1 - LEGAL PROCEEDINGS
           In 1990, Injection Research Specialists ("IRS") commenced an action against the Company and Fuji Heavy Industries Ltd. ("Fuji") alleging various claims relating to electronic fuel injection systems for snowmobiles. In October 1998, IRS, the Company and Fuji entered into a confidential settlement agreement, which settled all outstanding claims in the litigation.

           ITEM 2 - CHANGES IN SECURITIES
           None.

           ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
           None.

           ITEM 4 - EXHIBITS AND REPORTS ON FORM 8-K
           (a)    EXHIBITS
                  Exhibit 27 - Financial Data Schedule
           (b)    REPORTS ON FORM 8-K
                  On August 14, 1998, the company filed a current report on Form 8-K announcing that the U.S. Court of Appeals for the Federal Circuit had upheld a Colorado District Court jury verdict on a trade secret misappropriation claim brought by Injection Research Specialists.

POLARIS INDUSTRIES INC.





                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              POLARIS INDUSTRIES INC.
                                              (Registrant)




Date:       November 6, 1998                  /s/ W. Hall Wendel, Jr.
                                              -----------------------
                                              W. Hall Wendel, Jr.
                                              Chairman of the Board
                                              and Chief Executive Officer



Date:       November 6, 1998                  /s/ Michael W. Malone
                                              ---------------------
                                              Michael W. Malone
                                              Vice President Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary (Principal Financial and
                                              Chief Accounting Officer)