Form 10-K
period 1998-12-31
POLARIS INDUSTRIES INC/MN
filed 1999-03-29
CIK 931015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock of the registrant as of March 11, 1999 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (22,769,383 shares) was approximately $646,081,243.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 11, 1999, 25,287,614 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 furnished to the Securities and Exchange Commission (the "1998 Annual Report") are incorporated by reference into Parts II and III of this Form 10-K.

    2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1999 filed with the Securities and Exchange Commission (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

    Polaris designs, engineers and manufactures snowmobiles, all terrain vehicles ("ATVs"), motorcycles and personal watercraft ("PWC") and markets them, together with related replacement parts, garments and accessories ("PG&A") through dealers and distributors principally located in the United States, Canada and Europe. Sales of snowmobiles, ATVs, motorcycles and PWC in North America and International sales (each of which includes PG&A for these markets) accounted for the following approximate percentages of Polaris' sales for the periods indicated.

YEAR ENDED
DECEMBER 31                              SNOWMOBILES      ATVS     MOTORCYCLES     PWC      INTERNATIONAL
-------------------------------------  ---------------  ---------  -----------  ---------  ---------------
1998.................................           32%           57%          1%          4%            6%
1997.................................           42%           45%         N/A          7%            6%
1996.................................           43%           37%         N/A         16%            4%

INDUSTRY BACKGROUND

    SNOWMOBILES. In the early 1950s, a predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

    Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that industry sales of snowmobiles on a worldwide basis were approximately 256,000 units for the season ended March 31, 1998.

    ALL TERRAIN VEHICLES. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

    ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki, entered the North American market in the late 1970s and early 1980s. By 1980, the number of ATV units sold in North America annually had increased to approximately 140,000 units. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier entered in 1998. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989.

Polaris estimates that the industry grew 19% with approximately 520,000 ATVs sold worldwide during the calendar year 1998.

    MOTORCYCLES. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring bikes, sport bikes, and standards.

    Polaris entered the worldwide motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales doubled from 1993 to 1998. Polaris estimates that approximately 152,000 cruiser motorcycles were sold in the U.S. market in 1998. Other major cruiser motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

    PERSONAL WATERCRAFT. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two, three or four passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, the number of PWC sold peaked at approximately 225,000 units in 1996. Polaris estimates that worldwide industry retail sales for PWC were approximately 160,000 units for the season ended September 30, 1998. Other major PWC manufacturers are Bombardier, Yamaha, Kawasaki and Arctic Cat.

PRODUCTS

    ALL TERRAIN VEHICLES. Polaris entered the ATV market in the spring of 1985 with both a three-wheel and a four-wheel product. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than the earlier three-wheel versions. Polaris' line of ATVs consisting of fourteen models includes general purpose, sport and four-wheel drive utility models, with 1999 suggested retail prices ranging from approximately $3,000 to $7,500.

    In addition, Polaris has a six-wheel off-road utility vehicle and a six-wheel drive off-road Polaris RANGER side by side utility and recreational vehicle. Polaris also markets a full line of ATV accessories such as winches, mowers, blades, cargo racks, utility trailers, sprayers, seeders, tires, oils, lubricants and parts.

    Polaris' ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris' ATVs include two cycle and four cycle engines and both shaft and concentric chain drive. In 1998, Polaris introduced a diesel powered ATV and in early 1999 Polaris introduced its first manual transmission ATV.

    Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes that this market has stabilized since 1989 and has sustained consistent growth.

    For the year ended December 31, 1998, North American sales of ATVs and related PG&A accounted for approximately 57% of Polaris' sales.

    SNOWMOBILES. Polaris produces a full line of snowmobiles, consisting of thirty-three models, ranging from utility and economy models to performance and competition models, with 1999 suggested United States retail prices ranging from approximately $3,000 to $8,500. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it is the worldwide market share leader.

    Polaris believes that the Polaris snowmobile has a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for commercial use in snowmobiles, including independent front suspension, variable transmission, hydraulic disc brakes, liquid cooled engines and brakes and a three cylinder engine. Polaris also markets a full line of snowmobile accessories, such as luggage, covers, tow hitches, hand warmers, specialized instrumentation, reverse gear, electric start, special traction products, cargo racks, oils, lubricants, and parts.

    For the year ended December 31, 1998, North American sales of snowmobiles and related PG&A accounted for approximately 32% of Polaris' sales.

    MOTORCYCLES. In 1998, Polaris began manufacturing an American-made V-twin cruiser motorcycle, the "Victory V92C." Design and assembly of the engine is in Polaris' Osceola, Wisconsin facility and final assembly is at Polaris' Spirit Lake, Iowa facility. The two facilities provide sufficient capacity to handle the first few years production of Victory motorcycles. The 1998 Victory V92C motorcycle suggested retail price is $12,995.

    For the year ended December 31, 1998, sales of Victory motorcycles and related PG&A accounted for approximately 1% of Polaris' sales.

    PERSONAL WATERCRAFT. In 1992, Polaris introduced the SL650 personal watercraft, Polaris' first entry into this product category. Polaris' 1999 line of PWC consists of six models across the touring, performance and racing segments and includes the industry's first four passenger PWC. Management believes that its models had the industry's first three-cylinder engines developed specifically for PWC. The 1999 suggested retail prices for Polaris' PWC range from approximately $5,900 to $9,500.

    For the year ended December 31, 1998, North American sales of PWC and related PG&A accounted for approximately 4% of Polaris' sales.

    INTERNATIONAL. Polaris sales to customers outside of North America include snowmobiles, ATVs, PWC, and related PG&A. Polaris currently markets its products through 44 distributors in 116 countries. This is a growth opportunity for Polaris in the future from a market share perspective for existing product lines as well as the planned introduction of Victory motorcycles to the international market within a few years.

    For the year ended December 31, 1998, International sales accounted for 6% of Polaris' sales.

    PARTS, GARMENTS AND ACCESSORIES. Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs, motorcycles and PWC. Polaris also markets a full line of recreational clothing, which includes suits, helmets, gloves, boots, hats, sweaters and jackets for its snowmobile, ATV, motorcycle and PWC lines. The clothing is designed to Polaris' specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors under the Polaris brand name. Polaris also markets replacement parts and accessories.

MANUFACTURING OPERATIONS

    Polaris' products are assembled at its original manufacturing facility in Roseau, Minnesota and since 1994 at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs, motorcycles and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris emphasizes vertical integration in its manufacturing process, which includes machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, motorcycles, and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris' work force is familiar with the use, operation and maintenance of the product, since many employees' own snowmobiles, ATVs, motorcycles and PWC. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1998, the Victory motorcycle began production at Polaris' Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain operations, including engine assembly, seat manufacturing, and the bending of frame tubes are conducted at the Osceola, Wisconsin facility.

    In 1998, Polaris completed construction of a 58,000 square foot plastic injection molding facility adjacent to the Roseau, Minnesota facility. This is a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs.

    Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. ("Fuji"), Fuji had been the exclusive manufacturer of the Polaris two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris' ATV products since their introduction in the spring of 1985 and also supplies engines for Polaris' PWC products. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its informal relationship, interruption in the supply of engines would adversely affect Polaris' production pending the continued development of substitute supply arrangements.

    Since 1995, Polaris has been designing and producing its own engines for selected models of PWC, snowmobiles and, most recently, Victory motorcycles. Polaris purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines. In addition, in 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

    Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

    A contract carrier ships Polaris' products from its manufacturing facilities.

PRODUCTION SCHEDULING

    Polaris products are produced and delivered throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year's production of snowmobiles are placed in the spring. Orders for ATVs are placed twice a year, spring and fall, and orders for PWC are placed in autumn after meetings with dealers and distributors. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is substantially sold to dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for each of snowmobiles, ATVs, motorcycles and PWC. In 1998, motorcycle production began based on orders placed after the initial Victory dealer meeting held in January 1998. Currently, Polaris has orders for all units being manufactured. In the future, orders for motorcycles will be placed in the autumn after meeting with Victory dealers.

    Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since 1993, Polaris has had the ability to manufacture ATVs year round. Motorcycle manufacturing began in July 1998 and will continue year round.

SALES AND MARKETING

    Polaris products are sold through a network of over 2,000 dealers in North America and 44 distributors in 116 countries.

    With the exception of Illinois, upper Michigan and eastern Wisconsin, where Polaris sells its snowmobiles through an independent distributor, Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Snowmobile sales in Europe and other offshore markets are handled through independent distributors. See Note 1 of Notes to Consolidated Financial Statements for discussion of international operations.

    Many dealers and distributors of Polaris snowmobiles also distribute Polaris' ATVs and PWC. At the end of 1998, approximately 700 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

    Victory motorcycles are distributed directly through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which most of the current 250 Victory dealers were selected. Polaris expects to develop a Victory dealer network of approximately 500 to 600 dealers over the next three to four years.

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

    In 1996, Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris' dealers and distributors and beginning in February 1999 provides other financial services to dealers, distributors and retail customers such as retail financing and extended service contracts. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance and guarantees 50% of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At December 31, 1998, Polaris' contingent liability with respect to the guarantee was approximately $139.0 million.

    Polaris has arrangements with Polaris Acceptance, TDF, and Deutsche Financial Services Canada Corporation, a Deutsche Bank Company, to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' sales of snowmobiles, ATVs, PWC and motorcycles are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

    Polaris has historically not directly financed the purchase of its products by consumers. In February 1999, Polaris made consumer financing available through its Polaris Acceptance joint venture. Polaris will not guarantee the debt or be required to repurchase products related to the retail financing programs but will share in the losses of the program through its 50% equity interest in Polaris Acceptance.

    Polaris' marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. From time to time, Polaris makes available discount or rebate programs or other incentives for its dealers and distributors to remain price competitive in order to accelerate reduction of retail inventories. Polaris advertises its products directly using print advertising in the industry press and in user group publications, on billboards, and, less extensively, on television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. Polaris also co-sponsors a car on the NASCAR auto racing circuit. Each season, Polaris produces a promotional film for each of its products, which is available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

ENGINEERING, RESEARCH AND DEVELOPMENT, AND NEW PRODUCT INTRODUCTION

    Polaris employs approximately 325 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes that Polaris and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, "on demand" four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs, and the diesel fuel powered ATV.

    Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris' engineering department is equipped to make small quantities of new product prototypes for testing by Polaris' testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions.

    Polaris expended for research and development approximately $28.4 million for 1998, $26.7 million for 1997, and $28.3 million for 1996, which amounts were included as a component of operating expenses in the period incurred.

COMPETITION

    The snowmobile, ATV, motorcycle and PWC markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of Polaris' competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.

    Polaris products are competitively priced and management believes Polaris' sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris' products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

PRODUCT SAFETY AND REGULATION

    Snowmobiles, ATVs, motorcycles and PWC are motorized machines, which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths occur in the use of snowmobiles, ATVs, motorcycles and PWC.

    Laws and regulations have been promulgated or are under consideration in a number of states relating to the use or manner of use of Polaris products. State approved trails and recreational areas for snowmobile and ATV use have been developed in response to environmental and safety concerns. Some states may pass legislation and local ordinances or regulations have been and may from time to time be considered which restrict the use of PWC to specified hours and locations. Polaris is unable to predict the outcome of such actions or the possible effect on its PWC business. Polaris has supported laws and regulations pertaining to safety and noise abatement and believes that its products would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities together with the industry associations and supports balanced and appropriate programs that educate the customer on safe use of the product and protect the environment.

    In September 1986, the staff of the Consumer Products Safety Commission ("CPSC") ATV Task Force issued a report on regulatory options for ATVs with recommendations for ATV marketing activities and warning labels. In February 1987, the CPSC formally requested that the Justice Department initiate an enforcement action against the ATV industry seeking a voluntary recall of all three-wheel ATVs and four-wheel ATVs sold with the intention that they be used by children under 16, as well as a requirement that ATV purchasers receive "hands-on" training.

    Except for 1,700 three-wheel models initially produced, Polaris manufactures only four-wheel ATVs and six-wheel off-road vehicle products. Polaris has always placed warning labels on its ATVs stating that they are designed for use only by persons of a specified minimum age, that operators should always wear approved safety helmets and that riders should complete proper training prior to operating an ATV.

    On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety, which was confirmed in a ten-year Consent Decree in April 1988. In April 1998, the Consent Decree with the CPSC expired. Polaris has filed with the CPSC a Voluntary Action Plan under which Polaris undertook to continue various activities including age recommendations, dealer monitoring for ascertaining dealer compliance with safety obligations including age recommendations and training requirements, warning labels, point of purchase materials, hands on training and an information education effort. Polaris conditions its ATV warranties described below under "Warranty" on completion of the mandatory "hands on" consumer training program. In December 1998, the CPSC issued a resolution commending Polaris and certain other industry members for their ATV Action Plans

    The Company does not believe that the Polaris Voluntary Action Plan will have a material adverse effect on Polaris. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the CPSC, the Justice Department or individual states would not have an adverse effect on the Company. Polaris will continue to attempt to assure that its dealers are in compliance with their safety obligations. Polaris has notified its dealers that it will terminate or not renew any dealer it determines has violated such safety obligations. To date, it has terminated or not renewed at least eight dealers for such reasons.

    In May 1998, the National Transportation Safety Board ("NTSB") issued a report regarding PWC safety and made various recommendations regarding PWC. Prior to May 1998, Polaris was working and continues to work with the Coast Guard to develop standards and to evaluate PWC safety matters, including the NTSB recommendations. Polaris PWC have always complied with industry standards relevant to PWCs.

    California has adopted regulations setting maximum emission standards for ATVs and the federal Environmental Protection Agency ("EPA") has indicated its intent to establish emission standards for non-road engines, including ATVs and snowmobiles. The EPA already has required PWC manufacturers to gradually reduce their emission by 75% between 1999 and 2006. For the State of California, the California Air Resources Board has accelerated this scheduled emission reduction by requiring that manufacturers meet the EPA 2006 level in 2001 and required that manufacturers meet further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive emission requirements.

    In 1997, Polaris signed an agreement with Outboard Marine Corporation ("OMC") licensing the Ficht fuel injection technology. During 1998, Polaris introduced the new Genesis PWC model utilizing the Ficht technology which complies with the EPA 2006 emission requirements. This technology may be used in other Polaris vehicles to meet emission standards in the future, particularly in Polaris vehicles with two-cycle engines. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its operations.

    Victory motorcycles are subject to federal and state emissions, vehicle safety and other standards. Polaris believes that its motorcycles comply fully with all such applicable standards and related regulations.

PRODUCT LIABILITY

    Polaris' product liability insurance limits and coverages have been adversely affected by the general decline in the availability of liability insurance. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996 Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceed a self-insured retention.

    Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 1998, Polaris has paid an aggregate of approximately $4.2 million in product liability claims and accrued $7.4 million at December 31, 1998 for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe that the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 8 of Notes to Consolidated Financial Statements.

WARRANTY

    Polaris provides a limited warranty for ATVs for a period of six months and for its snowmobiles, motorcycles and PWC for a period of one year. Although Polaris employs quality control procedures, a product is sometimes distributed which needs repair or replacement. Historically, product recalls have been administered through Polaris' dealers and distributors and have not had a material effect on Polaris' business.

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

EMPLOYMENT

    Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 1998, Polaris employed an average of approximately 3,050 persons. Approximately 900 of its employees are salaried. Polaris considers its relations with its personnel to be excellent. Polaris' employees have not been represented by a union since July 1982.

YEAR 2000 COMPLIANCE

    During 1998, Polaris has continued its company-wide program to prepare the Company's computer systems for Year 2000 compliance. In order for a computer system to by Year 2000 compliant, its time sensitive software must recognize a date using "00" as the year 2000 rather than 1900. Polaris' project is divided into two major areas: internal information systems and embedded manufacturing systems/third-party suppliers.

    Polaris has implemented a plan to make its critical internal information systems Year 2000 compliant by the end of 1998 and to make its remaining internal information systems Year 2000 compliant by mid-1999. As of December 31, 1998, approximately 90% of the programming requirements for the

Company's manufacturing systems were complete and 70% of the programming requirements for the sales, distribution and finance systems had been completed. Manufacturing mission critical applications are all currently in the test phase. The remaining systems are being tested when the programming modifications are completed, with testing expected to continue throughout 1999.

    Polaris has completed inventories of equipment and machines with embedded systems that are used at each of the facilities. Polaris is in the process of assessing whether the critical equipment will be Year 2000 compliant through simulations and testing of the equipment as well as Year 2000 compliance letters from vendors. Polaris has identified its critical suppliers and sent them questionnaires to address their Year 2000 plans and progress. Polaris has received responses from approximately 75% of these suppliers and is in the process of tabulating the results.

    The cost of the Year 2000 initiatives (which are expensed as incurred) are not expected to be material to Polaris' financial position. The total cost is estimated to be approximately $1.5 million of which approximately $0.8 million has been incurred to date.

    Polaris has begun a comprehensive analysis of the operational issues and costs that would most likely result from failure by the Company or third parties to achieve Year 2000 compliance on a timely basis. Although Polaris has not yet identified the most likely worst case scenario, the risk would be primarily delivery timing to customers in January 2000. Polaris believes it will have sufficient time to recover, although some delayed deliveries may result in cancellations of customer orders.

    Polaris is in the process of developing contingency plans to protect the business from Year 2000 related interruptions and anticipates their completion by the third quarter of 1999.

    The costs of the project and the date when Polaris believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.  PROPERTIES

    Polaris owns its principal manufacturing facility in Roseau, Minnesota. The facility consists of approximately 509,000 square feet of manufacturing space located on approximately 100 acres. In 1991, Polaris acquired a fabricating facility in order to bring more component parts manufacturing in-house. This facility consists of a 190,000 square foot plant situated on 38 acres and is located in Osceola, Wisconsin. In August 1994, Polaris signed a one-year lease agreement for a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris exercised its option to purchase the facility during 1995. Polaris currently uses the facility to assemble all of its PWC product line, certain ATV models and, beginning in 1998, its motorcycle product line. In August 1995, Polaris purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of Polaris designed and built domestic engines. In 1998, Polaris completed construction and began operating a 58,000 square foot plastic injection molding facility adjacent to the Roseau, Minnesota facility. This is a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for snowmobiles, ATVs, motorcycles and PWC. The Company believes that Polaris' manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

    In 1997, Polaris completed construction of a 250,000 square foot state of the art parts, garments and accessories distribution center on 50 acres in Vermillion, South Dakota.

    Polaris owns all tooling and machinery (including heavy presses, conventional and computer controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Although Polaris holds numerous patents and uses various registered trademarks and names, it believes that the loss of any of them would not have a material effect on its business.

    Polaris leases 92,000 square feet of headquarters and warehouse space in Minneapolis, Minnesota pursuant to a lease that will terminate in 2002. Polaris also leases an additional 24,000 square feet of office space in Minneapolis, Minnesota, 42,000 square feet of office and warehouse space in Winnipeg, Manitoba, and 10,000 square feet of warehouse space in Spirit Lake, Iowa. Polaris does not anticipate any difficulty in securing alternate facilities on competitive terms, if necessary, upon the termination of any of its leases.

ITEM 3.  LEGAL PROCEEDINGS

    Injection Research Specialists ("IRS") commenced an action in 1990 against Polaris and Fuji Heavy Industries, Ltd. ("Fuji"), one of Polaris' engine suppliers, in Colorado Federal Court alleging various claims relating to electronic fuel injection systems for snowmobiles. In October 1998, following the entry of judgement against Polaris for $34.0 million (before pre-and post-judgment interest) and affirmance thereof by the Federal Court of Appeals, IRS, Polaris and Fuji entered into a confidential settlement agreement to settle all outstanding claims between the parties. The resulting provision for litigation loss of $61.4 million has been reflected as non-operating expense in the accompanying consolidated statement of operations for the year ended December 31, 1998. The related payment to IRS was made during the fourth quarter in connection with entering into the confidential settlement agreement. Polaris no longer uses any of the technology in dispute.

    Polaris pro forma results adjusted to exclude the provision for litigation loss are as follows:

                                                                          FOR THE YEAR ENDED
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Income before taxes...................................................  $  109,771  $  102,162
Provision for income taxes............................................      39,147      36,779
                                                                        ----------  ----------
Net Income............................................................  $   70,624  $   65,383
Diluted Net Income Per Share..........................................  $     2.72  $     2.45

    In addition to the aforementioned matter, Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names of the executive officers of the Company as of March 3, 1999, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

NAME                            AGE      TITLE
--------------------------      ---      ------------------------------------------------------
W. Hall Wendel, Jr.                 56   Chairman and Chief Executive Officer
Thomas C. Tiller                    37   President and Chief Operating Officer
Charles A. Baxter                   51   Vice President--Engineering and General Manager
                                         Engines
Jeffrey A. Bjorkman                 39   Vice President--Manufacturing
John B. Corness                     44   Vice President--Human Resources
Michael W. Malone                   40   Vice President--Finance, Chief Financial Officer and
                                         Secretary
Thomas H. Ruschhaupt                50   Vice President--Sales and Services
Ed Skomoroh                         61   Vice President--Marketing

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

    Mr. Tiller was named President and Chief Operating Officer of the Company in July 1998. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.

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

    Mr. Corness has been Vice President--Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

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

    Mr. Ruschhaupt has been Vice President--Sales and Service of the Company since March 1998. Prior to joining Polaris, Mr. Ruschhaupt was employed by Goodyear Tire and Rubber Corporation in various management positions for twenty years.

    Mr. Skomoroh has been Vice President--Marketing of the Company since February 1998. Mr. Skomoroh was Vice President--Sales and Marketing of the Company from December 1994 and held that position with PICC since October 1988. Prior thereto he was Vice President, Polaris Canada and President, Secretary and Director of Polaris Industries Inc., an Ontario corporation and a wholly owned subsidiary of Polaris Industries Partners L.P. Mr. Skomoroh joined Polaris in 1982 as General Manager, Canada, and was prior thereto the General Manager of the Canadian operations of Arctic Enterprises, Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Investor Information" included in the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information under the caption "Selected Financial Data" included in the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis" included in the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The information under the caption "Management's Discussion and Analysis--Inflation and Exchange Rates" and Note 1 to the financial statements of the Registrant, included in the Company's 1998 Annual Report, are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant, included in the Company's 1998 Annual Report, are incorporated herein by reference:

Consolidated Balance Sheets December 31, 1998 and 1997.

Consolidated Statements of Operations Years Ended December 31, 1998, 1997, and 1996.

Consolidated Statements of Shareholders' Equity Years Ended December 31, 1998, 1997, and 1996.

Consolidated Statements of Cash Flows Years Ended December 31, 1998, 1997, and 1996.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors of the Registrant

    The information under the caption "Election of Directors Information Concerning Nominees and Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.

    (b) Executive Officers of the Registrant

    Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers of the Registrant."

    (c) Compliance with Section 16(a) of the Exchange Act

    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information" and "Election of Directors--Directors' Remuneration" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Consolidated Financial Statements

        Information concerning financial statements of Polaris Industries Inc. included in the Company's 1998 Annual Report are incorporated by reference to this Report under Item 8 "Financial Statements and Supplementary Data".

        (2) Financial Statement Schedules

        All supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        (3) Exhibits

        The Exhibits to this Report are listed in the Exhibit Index on page E-1.

        A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 22, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 1225 Highway 169 North, Minneapolis, Minnesota 55441, Attention: Investor Relations.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

    (c) Exhibits

    Included in Item 14(a)(3) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 29, 1999.

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

             SIGNATURE                          TITLE                  DATE
------------------------------------  --------------------------  --------------
      /s/ W. HALL WENDEL, JR.         Chief Executive Officer
------------------------------------   and Director (Principal    March 29, 1999
        W. Hall Wendel, Jr.            Executive Officer)
                                      Vice President Finance,
       /s/ MICHAEL W. MALONE           Chief Financial Officer
------------------------------------   and Secretary (Principal   March 29, 1999
         Michael W. Malone             Financial and Accounting
                                       Officer)
                 *
------------------------------------  Director                    March 29, 1999
         Andris A. Baltins
                 *
------------------------------------  Director                    March 29, 1999
          Raymond J. Biggs
                 *
------------------------------------  Director                    March 29, 1999
          Beverly F. Dolan
                 *
------------------------------------  Director                    March 29, 1999
           Robert S. Moe
                 *
------------------------------------  Director                    March 29, 1999
          Gregory R. Palen
                 *
------------------------------------  Director                    March 29, 1999
          Stephen G. Shank
                 *
------------------------------------  Director                    March 29, 1999
           Bruce Thomson
                 *
------------------------------------  Director                    March 29, 1999
          Thomas C. Tiller

*By:     /s/ W. HALL WENDEL, JR.                                  March 29, 1999
      ------------------------------
           (W. Hall Wendel, Jr.
            Attorney-in-Fact)

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

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

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

       4. Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.

      10.(a)  Agreement for Deferred Compensation and Disability Income and
              Amendment No. 1 thereto with W. Hall Wendel, Jr. incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         (b)  [RESERVED]

         (c)  Retirement Savings Plan, incorporated by reference to Exhibit 10(g) to the Form S-1.

         (d)  Polaris Industries Inc. Employee Stock Ownership Plan effective
              January 1, 1997 incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31,
              1997.

         (e)  Fourth Amendment to Credit Agreement by and between the Company and
              First Bank incorporated by reference to Exhibit 10(e) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1997.

         (f) Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Form S-1.

         (g) Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 1995 (No.
              33-60157).

         (h) Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1995.

         (i)  Joint Venture Agreement between the Company and Transamerica
              Commercial Finance Corporation, now known as Transamerica Distribution
              Finance ("TDF") dated February 7, 1996 incorporated by reference to
              Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (j)  Manufacturer's Repurchase Agreement between the Company and Polaris
              Acceptance dated February 7, 1996 incorporated by reference to Exhibit
              10(j) to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1995.

         (k)  Credit Agreement by and between the Company and First Bank National
              Association and Bank of America Illinois and First Union National Bank
              of North Carolina, dated May 8, 1995 (the "Credit Agreement")
              incorporated by reference to Exhibit 10 to the Company's Quarterly
              Report on Form 10-Q dated May 15, 1995.

         (l)  Plymouth, Minnesota, Executive Office Lease, incorporated by reference to Exhibit 10(m) to the Form S-1 ("the Executive Office Lease").

         (m)  Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1994.

  EXHIBIT
   NUMBER                                  DESCRIPTION
------------  ----------------------------------------------------------------------
         (n)  Registration Rights Agreement between and among the Company, Victor K.
              Atkins, EIP I Inc., EIP Holdings, Inc. and LB I Group Inc.,
              incorporated by reference to Exhibit 10(1) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1994.

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

         (q)  Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1996.

         (r) Amendment to Executive Office Lease dated November 22, 1996 incorporated by reference to Exhibit 10(r) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996.

         (s)  Employment Agreement between the Company and Thomas Tiller incorporated by reference to Exhibit 10(s) to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1998.

         (t) Fifth Amendment to Credit Agreement by and between the Company and U.S. Bank National Association et al. dated August 24, 1998.

         (u) Sixth Amendment to Credit Agreement by and between the Company and U.S. Bank National Association et al. dated December 7, 1998.

      13.     Portions of the Annual Report to Security Holders for the Year Ended
              December 31, 1998 included pursuant to Note 2 to General Instruction
              G.

      21.     Subsidiaries of Registrant

      23.     Consent of Arthur Andersen LLP

      24.     Power of Attorney

      27.     Financial Data Schedule