Form 10-Q
period 1999-03-31
POLARIS INDUSTRIES INC/MN
filed 1999-05-17
CIK 931015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1999

                                       OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission File Number           1-11411
                       --------------------------------------------------------

                            Polaris Industries Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Minnesota                               41-1790959
--------------------------------------------------------------------------------
         (State or other jurisdiction of                  (IRS Employer
          incorporation or organization                 Identification No.)


          1225 Highway 169 North, Minneapolis, MN    55441-5078
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         As of May 7, 1999, 25,204,614 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                     For Quarter Period Ended March 31, 1999


                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
Part I   FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets................................................................3
              Consolidated Statements of Operations......................................................4
              Consolidated Statements of Cash Flows......................................................5
              Consolidated Statements of Shareholders' Equity............................................6
              Notes to Consolidated Financial Statements.................................................7

         Item 2 -   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

              Results of Operations.....................................................................11
              Cash Dividends............................................................................12
              Liquidity and Capital Resources...........................................................12
              Year 2000.................................................................................13
              Inflation and Exchange Rates..............................................................13

Part II       OTHER INFORMATION.........................................................................15

              Item 1 Legal Proceedings
              Item 2 Changes in Securities
              Item 3 Defaults upon Senior Securities
              Item 4 Exhibits and Reports on Form 8-K

SIGNATURE PAGE..........................................................................................16

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                              March 31, 1999  December 31, 1998
                                                               (Unaudited)
-----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                  $   2,717         $   1,466
     Trade receivables                                             39,121            43,035
     Inventories                                                  164,420           107,436
     Prepaid expenses and other                                     4,986             2,903
     Deferred tax assets                                           28,000            29,000
                                                                ---------         ---------
              Total current assets                                239,244           183,840

Deferred Tax Assets                                                20,000            21,000
Property and Equipment, net                                       128,550           124,254
Investments in Affiliates                                          24,675            26,636
Intangible Assets, net                                             22,748            22,967
                                                                ---------         ---------

                    Total Assets                                $ 435,217         $ 378,697
                                                                ---------         ---------
                                                                ---------         ---------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts Payable                                           $ 102,484         $  77,258
     Accrued expenses                                              84,259           120,695
     Income taxes payable                                          15,140             7,011
                                                                ---------         ---------
              Total Current Liabilities                           201,883           204,964

Borrowings under credit agreement                                  86,800            20,500
                                                                ---------         ---------

                    Total Liabilities                             288,683           225,464
                                                                ---------         ---------

Commitments and Contingencies (Notes 4, 6 and 7)

Shareholder's Equity:
     Common Stock                                                     251               253
     Additional paid-in capital                                    42,972            48,622
     Deferred compensation                                         (6,149)           (6,726)
     Compensation payable in common stock                           1,172             6,844
     Retained earnings                                            108,288           104,240
                                                                ---------         ---------
              Total shareholder's equity                          146,534           153,233
                                                                ---------         ---------

              Total Liabilities and Shareholder's Equity        $ 435,217         $ 378,697
                                                                ---------         ---------
                                                                ---------         ---------




                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED


                                                         First Quarter
                                                         Ended March 31
                                                       1999              1998
                                                    ---------------------------
Sales                                               $ 237,769         $ 210,001
Cost of Sales                                         181,296           163,197
                                                    ---------         ---------

              Gross Profit                             56,473            46,804

Operating Expenses
     Selling and marketing                             27,898            21,803
     Research and development                           7,333             6,444
     General and administrative                         8,931             7,652
                                                    ---------         ---------
          Total operating expenses                     44,162            35,179

              Operating Income                         12,311            11,625

Non-Operating Expense (Income)
              Interest Expense                            823               479
              Equity in income of affiliates           (2,005)           (1,549)
              Other expense (income), net                (564)             (369)
                                                    ---------         ---------

              Income before taxes                      14,057            13,064

Provision for income taxes                              4,990             4,703
                                                    ---------         ---------

              Net income                            $   9,067         $   8,361
                                                    ---------         ---------
                                                    ---------         ---------
Basic and Diluted Net Income Per Share              $    0.36         $    0.32
                                                    ---------         ---------
                                                    ---------         ---------





                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED



                                                                         For the Three Months
                                                                            Ended March 31,
                                                                        1999             1998
                                                                     --------------------------
Cash Flows From Operating Activities:
  Net Income                                                         $   9,067         $  8,361
  Adjustments to reconcile net income to net cash
         Depreciation and amortization                                   7,348            8,495
         Non-cash compensation                                           1,974            2,033
         Equity in income of affiliates                                 (2,005)          (1,549)
         Deferred income taxes                                           2,000            3,000
         Changes in current operating items
              Trade receivables                                          3,914           18,490
              Inventories                                              (56,984)         (12,461)
              Accounts payable                                          25,226           (1,785)
              Accrued expenses                                         (36,436)         (34,418)
              Income taxes payable                                       8,129              228
              Others, net                                               (1,673)             387
                                                                     ---------         --------

                    Net cash used for operating activities             (39,440)          (9,219)
                                                                     ---------         --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                   (11,425)         (15,249)
  Investments in affiliates, net                                         3,967              975
                                                                     ---------         --------

                    Net cash used for investing activities              (7,458)         (14,274)
                                                                     ---------         --------

Cash Flows From Financing Activities:
  Borrowings under credit agreement                                    137,900           86,300
  Repayments under credit agreement                                    (71,600)         (57,100)
  Repurchase and retirement of common shares                           (13,132)          (1,303)
  Cash dividends to shareholders                                        (5,019)          (4,676)
                                                                     ---------         --------

                    Net cash provided by financing activities           48,149           23,221
                                                                     ---------         --------

         Increase (decrease) in cash and cash equivalents                1,251             (272)
Cash and Cash Equivalents, Beginning                                     1,466            1,233
                                                                     ---------         --------

Cash and Cash Equivalents, Ending                                    $   2,717         $    961
                                                                     ---------         --------
                                                                     ---------         --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In Thousands)
                                    UNAUDITED


                                                             Additional                 Compensation
                                                  Common       Paid-In      Deferred     Payable in       Retained
                                                  Stock        Capital    Compensation  Common Stock      Earnings         Total
                                                  -----        -------    ------------  ------------      --------         -----
Balance, December 31, 1998                        $ 253       $ 48,622       ($6,726)      $ 6,844       $ 104,240       $ 153,233
     Employee Stock Compensation                      2          7,155           577        (5,386)              0           2,348
     First Rights Conversion to Stock                 0            323             0          (286)              0              37
     Cash dividends declared                          0              0             0             0          (5,019)         (5,019)
     Repurchase and Retirement of common shares      (4)       (13,128)            0             0               0         (13,132)
     Net Income                                       0              0             0             0           9,067           9,067
                                                  -----       --------       -------       -------       ---------       ---------
Balance, March 31, 1999                           $ 251       $ 42,972       $(6,149)      $ 1,172       $ 108,288       $ 146,534
                                                  -----       --------       -------       -------       ---------       ---------
                                                  -----       --------       -------       -------       ---------       ---------

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

                             POLARIS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


NOTE 2.       INVENTORIES

              The major components of inventories are as follows (in thousands):

                                        March 31, 1999     December 31, 1998
                                        --------------     -----------------
              Raw Materials                 $39,159             $32,235
              Service Parts                  42,946              41,085
              Finished Goods                 82,315              34,116
                                           --------            --------
                                           $164,420            $107,436
                                           --------            --------
                                           --------            --------


NOTE 3.       FINANCING AGREEMENT

              Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $175.0 million until March 31, 2000 and up to $150.0 million thereafter until maturity. Interest is charged at rates based on LIBOR or "prime" (5.18% at March 31, 1998) and the agreement expires on March 31, 2002 at which time the balance is due. As of March 31, 1999, total borrowings under this credit arrangement were $86.8 million and have been classified as long-term in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999


NOTE 4.       INVESTMENTS IN AFFILIATES

              In February 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF) to form Polaris Acceptance. In January 1997, Polaris increased its equity interest in Polaris Acceptance to 50 percent. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, leasing and extended service contracts to dealers, distributors and retail customers of Polaris. Polaris has guaranteed 50 percent of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At March 31, 1999, Polaris' contingent liability with respect to the guarantee was approximately $131.2 million.

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


NOTE 5.       SHAREHOLDER'S EQUITY

              During the first three months of 1999, Polaris paid $13.1 million to repurchase and retire 437,700 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 1,494,900 remaining shares available to repurchase under its current Board of Directors' authorization as of March 31, 1999.

              The Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable to holders of record on February 1, 1999, which was paid on February 15, 1999.

              On April 23, 1999, the Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable on or about May 17, 1999, to holders of record on May 3, 1999.

              Net income per share for the periods ended March 31, 1999 and 1998 was calculated based on the weighted average number of common and potential common shares outstanding.

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999


              Basic earnings per share using SFAS No. 128 "Earnings per share" is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the First Rights plan, the Director plan and the ESOP. Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

                                               For Three Months Ended
                                                      March 31,
                                                   1999        1998
                                                 -------      -------
Net Income available to common shareholders      $ 9,067      $ 8,361
                                                 -------      -------
                                                 -------      -------

Weighted average number of common
shares outstanding                                24,996       26,000

First Rights                                           0           53

Director Plan                                         21           15

ESOP                                                 170          170
                                                 -------      -------

Common shares outstanding - basic                 25,187       26,238
                                                 -------      -------
                                                 -------      -------

Dilutive effect of Option Plan                        37           47
                                                 -------      -------

Common and potential common shares
outstanding                                       25,224       26,285
                                                 -------      -------
                                                 -------      -------

Basic and diluted net income per share           $  0.36      $  0.32
                                                 -------      -------
                                                 -------      -------

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

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

              Polaris enters into foreign exchange contracts to manage currency exposures of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contract for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At March 31, 1999, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $50.2 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $84.5 million United States dollars which mature throughout the remainder of 1999.

NOTE 8.       NEW ACCOUNTING PRONOUNCEMENTS

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

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

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


                                     ITEM 2

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarters ended March 31, 1999 and 1998. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft
(PWC), and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


RESULTS OF OPERATIONS

Sales were $237.8 million in the first quarter of 1999, representing a 13 percent increase from $210.0 million in sales for the same period in 1998.

North American sales of snowmobiles and related Parts, Garments and Accessories ("PG&A) of $15.9 million for the first quarter 1999 were nine percent lower than $17.4 million for the comparable period in 1998. The decrease is due to lower snowmobile unit shipments in 1999.

North American sales of ATVs and related PG&A of $179.8 million for the first quarter 1999 were nine percent higher than $165.6 million for the comparable period in 1998. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of PWC and related PG&A of $18.4 million for the first quarter 1999 were 19 percent higher than $15.5 million for the comparable period in 1998. The increase is related to a return to a more normal shipping year in 1999.

Sales of Victory motorcycles and related PG&A of $10.3 million for the first quarter 1999 were significantly higher than $.6 million for the comparable period in 1998. Victory motorcycle production and shipments began in July 1998.

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999


International sales of snowmobiles, ATVs, PWC and related PG&A of $13.4 million for the first quarter 1999 were 23 percent higher than $10.9 million for the comparable period in 1998 primarily as a result of stronger ATV unit shipments.

Gross profit of $56.5 million in the first quarter of 1999 represents a 21% increase from gross profit of $46.8 million for the same period in 1998. This increase in gross profit dollars resulted primarily from higher sales volume in the current year period. The gross profit margin percentage increased to
23.8 percent for the first quarter of 1999 from 22.3 percent for the comparable 1998 period. This increase in gross profit margin percentage is primarily due to lower warranty expenses and increased sales of higher margin PG&A partially offset by increased production of Victory motorcycles, negative impact of Canadian dollar and Japanese yen exchange rates and ATV sales mix changes.

Operating expenses in the first quarter of 1999 increased 26% to $44.2 million from the comparable 1998 period and as a percentage of sales, increased to 18.6 percent for the first quarter of 1999 compared to 16.8 percent for the same period in 1998. The higher levels of operating expenses as a percentage of sales are related to a planned increase in advertising expenditures and sales/marketing expenses to support the Company's growth and brand recognition initiatives.

CASH DIVIDENDS

On January 21, 1999, the Polaris board of Directors declared a regular cash dividend of $0.20 per share payable to holders of record on February 1, 1999, which was paid on February 15, 1999.

On April 23, 1999, the Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable on or about May 17, 1999, to holders of record on May 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement maturing on March 31, 2002 under which it may borrow up to $175.0 million. Interest is charged at rates based on LIBOR or "prime". At March 31, 1999, Polaris had borrowings under its bank line of credit arrangement of $86.8 million and cash and cash equivalents of $2.7 million.

During the first three months of 1999, Polaris paid $13.1 million to repurchase and retire 437,700 shares of its common stock with cash on hand and borrowings under its line of credit arrangement. Polaris has 1,494,900 remaining shares available to repurchase under its current Board of Directors' authorization as of March 31, 1999.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for 1999. At this time, management is not aware of any factors that would have a materially adverse impact in cash flow beyond 1999.

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

YEAR 2000

During 1999, Polaris has continued with its company-wide program to prepare the company's computer systems for Year 2000 compliance. In order for a computer system to be year 2000 compliant, its time sensitive software must recognize a date using "00" as the year 2000 rather than the year 1900. Polaris' project is divided into two major areas: internal information systems and embedded manufacturing systems/third party suppliers.

Polaris has implemented a plan to make its internal information systems Year 2000 compliant by mid-1999. As of March 31, 1999, approximately 95% of the programming requirements for the Company's manufacturing systems were complete and 85% of the programming for the sales, distribution and finance systems had been completed. The systems are being tested when programming modifications are completed, with testing expected to continue throughout 1999.

Polaris has completed inventories of equipment and machines with embedded systems that are used at each of the facilities. Polaris is in the process of assessing whether the critical equipment will be Year 2000 compliant through simulations and testing of the equipment as well as Year 2000 compliance letters from vendors. Polaris has identified its critical suppliers and sent them questionnaires to address their Year 2000 plans and progress. As of March 31, 1999, Polaris has received responses from 95% of these suppliers and is in the process of tabulating the results.

The cost of the Year 2000 initiatives (which are expensed as incurred) are not expected to be material to Polaris' financial position. The total cost is estimated to be approximately $1.5 million of which $1.0 million has been incurred to date.

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

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

In 1998, purchases totaling 14 percent of Polaris' cost of sales were from yen-denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen since mid 1998 has resulted in higher raw material purchase prices. Polaris' cost of sales in the first quarter ended March 31, 1999 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1998. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 1999 when compared to the same periods in 1998.

Polaris operates in Canada through a wholly owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relationship to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate negatively impacted the gross margin achieved in the first quarter of 1999 and when compared to the same period in 1998. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 1999 when compared to the same periods in 1998.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 1999, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts, which mature throughout 1999.

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

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

PART II.      OTHER INFORMATION

              ITEM 1 - LEGAL PROCEEDINGS
              None

              ITEM 2 - CHANGES IN SECURITIES
              None

              ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
              None

              ITEM 4 - EXHIBITS AND REPORTS ON FORM 8-K
              (a)      EXHIBITS
                       Exhibit 27 - Financial Data Schedule

              (b)      REPORTS ON FORM 8-K
                       None

                                                                       FORM 10-Q
                                                      FOR QUARTERLY PERIOD ENDED
                                                                  MARCH 31, 1999

POLARIS INDUSTRIES INC.


                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          POLARIS INDUSTRIES INC.
                                          (Registrant)




Date:    May 7, 1999                      /s/ W. Hall Wendel, Jr.
                                          -------------------------------------
                                          W. Hall Wendel, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer


Date:    May 7, 1999                      /s/ Michael W. Malone
                                          -------------------------------------
                                          Michael W. Malone
                                          Vice President, Finance, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial and
                                          Chief Accounting Officer)