Form 10-Q
period 1999-06-30
POLARIS INDUSTRIES INC/MN
filed 1999-08-16
CIK 931015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended           JUNE 30, 1999
                                   ____________________________

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission File Number                  1-11411
                       ___________________________________________

                             POLARIS INDUSTRIES INC.
_______________________________________________________________________________
               (Exact Name of Registrant as Specified in its Charter)

      MINNESOTA                                 41-1790959
_______________________________________________________________________________
   (State or other jurisdiction of               (IRS Employer
    incorporation or organization                 Identification No.)

      1225 HIGHWAY 169 NORTH, MINNEAPOLIS, MN    55441-5078
_______________________________________________________________________________
     (Address of principal executive offices)    (Zip Code)

                   (612) 542-0500
_______________________________________________________________________________
            (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X               No
                                        _____                _____

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         As of August 6, 1999, 24,999,571 shares of Common Stock of the
                               __________
issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                     For Quarter Period Ended June 30, 1999


                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ____
Part I   FINANCIAL INFORMATION


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

         Item 2 -   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

              Results of Operations.....................................................................11
              Cash Dividends............................................................................13
              Liquidity and Capital Resources...........................................................13
              Year 2000.................................................................................13
              Inflation and Exchange Rates..............................................................14

Part II       OTHER INFORMATION.........................................................................16

              Item 1 Legal Proceedings
              Item 2 Changes in Securities
              Item 3 Defaults upon Senior Securities
              Item 4 Exhibits and Reports on Form 8-K

SIGNATURE PAGE..........................................................................................17


                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                      June 30, 1999        December 31, 1998
                                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                              $ 11,085                $  1,466
     Trade receivables                                                        36,526                  43,035
     Inventories                                                             164,311                 107,436
     Prepaid expenses and other                                                5,995                   2,903
     Deferred tax assets                                                      30,000                  29,000
                                                                            --------                --------
              Total current assets                                           247,917                 183,840

Deferred Tax Assets                                                           20,000                  21,000
Property and Equipment, net                                                  129,115                 124,254
Investments in Affiliates                                                     25,407                  26,636
Intangible Assets, net                                                        22,524                  22,967
                                                                            --------                --------

                    Total Assets                                            $444,963                $378,697
                                                                            ========                ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts Payable                                                       $109,290                $ 77,258
     Accrued expenses                                                         97,607                 120,695
     Income taxes payable                                                     22,776                   7,011
                                                                            --------                --------
              Total Current Liabilities                                      229,673                 204,964

Borrowings under credit agreement                                             61,100                  20,500
                                                                            --------                --------

                    Total Liabilities                                        290,773                 225,464
                                                                            --------                --------

Commitments and Contingencies (Notes 4, 6 and 7)

Shareholder's Equity:
     Common Stock                                                                250                     253
     Additional paid-in capital                                               36,800                  48,622
     Deferred compensation                                                    (4,796)                 (6,726)
     Compensation payable in common stock                                      3,510                   6,844
     Retained earnings                                                       118,426                 104,240
                                                                            --------                --------
              Total shareholder's equity                                     154,190                 153,233
                                                                            --------                --------

              Total Liabilities and Shareholder's Equity                    $444,963                $378,697
                                                                            ========                ========


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED


                                                                Second Quarter                  For the Six Months
                                                                 Ended June 30                     Ended June 30
                                                              1999           1998                1999          1998
                                                            --------       --------            --------      --------
Sales                                                       $324,308       $274,711            $562,077      $484,712
Cost of Sales                                                249,405        210,502             430,701       373,699
                                                            --------       --------            --------      --------

              Gross Profit                                    74,903         64,209             131,376       111,013

Operating Expenses
     Selling and marketing                                    31,619         27,958              59,517        49,041
     Research and development                                  8,233          6,829              15,566        13,272
     General and administrative                               11,631          8,305              20,562        15,958
                                                            --------       --------            --------      --------
          Total operating expenses                            51,483         43,092              95,645        78,271
                                                            --------       --------            --------      --------

              Operating Income                                23,420         21,117              35,731        32,742

Non-Operating Expense (Income)
              Interest Expense                                 1,551            820               2,374         1,299
              Equity in income of affiliates                  (1,928)        (1,607)             (3,933)       (3,156)
              Other expense (income), net                        376           (727)               (188)       (1,096)
                                                            --------       --------            --------      --------

              Income before taxes                             23,421         22,631              37,478        35,695

Provision for income taxes                                     8,315          8,147              13,305        12,850
                                                            --------       --------            --------      --------

              Net income                                    $ 15,106       $ 14,484            $ 24,173      $ 22,845
                                                            ========       ========            ========      ========


Basic and Diluted Net Income Per Share                      $   0.60       $   0.55            $   0.96      $   0.87
                                                            ========       ========            ========      ========


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED



                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                 1999              1998
                                                                              ---------         ---------
Cash Flows From Operating Activities:
  Net Income                                                                  $  24,173         $  22,845
  Adjustments to reconcile net income to net cash
         Depreciation and amortization                                           18,514            17,555
         Non-cash compensation                                                    5,665             4,498
         Equity in income of affiliates                                          (3,933)           (3,156)
         Deferred income taxes                                                       --             4,000
         Changes in current operating items
              Trade receivables                                                   6,509            24,004
              Inventories                                                       (56,875)          (22,005)
              Accounts payable                                                   32,032            34,504
              Accrued expenses                                                  (23,088)          (26,068)
              Income taxes payable                                               15,765             6,165
              Others, net                                                        (2,266)            1,206
                                                                              ---------         ---------

              Net cash provided by operating activities                          16,496            63,548
                                                                              ---------         ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                            (22,932)          (33,880)
  Investments in affiliates, net                                                  5,162             3,508
                                                                              ---------         ---------

              Net cash used for investing activities                            (17,770)          (30,372)
                                                                              ---------         ---------

Cash Flows From Financing Activities:
  Borrowings under credit agreement                                             264,625           143,900
  Repayments under credit agreement                                            (224,025)         (148,300)
  Repurchase and retirement of common shares                                    (19,720)          (13,883)
  Cash dividends to shareholders                                                 (9,987)           (9,376)
                                                                              ---------         ---------

              Net cash provided by (used for) financing activities               10,893           (27,659)
                                                                              ---------         ---------

         Increase (decrease) in cash and cash equivalents                         9,619             5,517
Cash and Cash Equivalents, Beginning                                              1,466             1,233
                                                                              ---------         ---------

Cash and Cash Equivalents, Ending                                             $  11,085         $   6,750
                                                                              =========         =========


                 See Notes to Consolidated Financial Statements

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In Thousands)
                                    UNAUDITED


                                                           Additional                     Compensation
                                                  Common      Paid-In        Deferred       Payable in    Retained
                                                   Stock      Capital    Compensation     Common Stock    Earnings        Total
                                                   -----      -------    ------------     ------------    --------        -----
Balance, December 31, 1998                          $253      $48,622         ($6,726)          $6,844    $104,240     $153,233
     Employee Stock Compensation                       3        7,569           1,930           (3,048)          0        6,454
     First Rights Conversion to Stock                  0          323               0             (286)          0           37
     Cash dividends declared                           0            0               0                0      (9,987)      (9,987)
     Repurchase and Retirement of common shares       (6)     (19,714)              0                0           0      (19,720)
     Net Income                                        0            0               0                0      24,173       24,173
                                                       -            -               -                -      ------       ------
Balance, June 30, 1999                              $250      $36,800         $(4,796)          $3,510    $118,426     $154,190
                                                    ====      =======         =======           ======    ========     ========


                                                                     FORM 10-Q
                                                    FOR QUARTERLY PERIOD ENDED
                                                                 JUNE 30, 1999

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

NOTE 2.       INVENTORIES

              The major components of inventories are as follows (in thousands):

                                              June 30, 1999        December 31, 1998
                                              -------------        -----------------
              Raw Materials                        $ 43,737                 $ 32,235
              Service Parts                          44,157                   41,085
              Finished Goods                         76,417                   34,116
                                                   --------                 --------
                                                   $164,311                 $107,436
                                                   ========                 ========

NOTE 3.       FINANCING AGREEMENT

              Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $175.0 million until March 31, 2000 and up to $150.0 million thereafter until maturity. Interest is charged at rates based on LIBOR or "prime" (5.32% at June 30, 1999) and the agreement expires on March 31, 2002 at which time the balance is due. As of June 30, 1999, total borrowings under this credit arrangement were $61.1 million and have been classified as long-term in the accompanying consolidated balance sheets.

                                                                     FORM 10-Q
                                                    FOR QUARTERLY PERIOD ENDED
                                                                 JUNE 30, 1999

NOTE 4.       INVESTMENTS IN AFFILIATES

              In February 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. In January 1997, Polaris increased its equity interest in Polaris Acceptance to 50 percent. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, leasing and extended service contracts to dealers, distributors and retail customers of Polaris. Polaris has guaranteed 50 percent of the outstanding indebtedness of the Polaris Acceptance floor plan financing portfolio under a credit agreement between Polaris Acceptance and TDF. At June 30, 1999, Polaris' contingent liability with respect to the guarantee was approximately $150.0 million.

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


NOTE 5.       SHAREHOLDER'S EQUITY

              During the first six months of 1999, Polaris paid $19.7 million to repurchase and retire 599,500 shares of its common stock with cash on hand and borrowings under its line of credit. Polaris has 1,333,100 remaining shares available to repurchase under its current Board of Directors' authorization as of June 30, 1999.

              The Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable to holders of record on May 3, 1999, which was paid on May 17, 1999.

              On July 22, 1999, the Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable on or about August 16, 1999, to holders of record on August 2, 1999.

              Net income per share for the periods ended June 30, 1999 and 1998 was calculated based on the weighted average number of common and potential common shares outstanding.

                                                                     FORM 10-Q
                                                    FOR QUARTERLY PERIOD ENDED
                                                                 JUNE 30, 1999

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

                                                     For Three Months            For Six Months
                                                       Ended June 30,             Ended June 30,
                                                      1999        1998           1999        1998
                                                    -------     -------        -------     -------
Net Income available to common shareholders         $15,106     $14,484        $24,173     $22,845
                                                    =======     =======        =======     =======

Weighted average number of common                    24,796      25,932         24,896      25,966
shares outstanding

First Rights                                              0          10              0          31

Director Plan                                            23          16             22          16

ESOP                                                    170         170            170         170
                                                    -------     -------        -------     -------

Common shares outstanding - basic                    24,989      26,128         25,088      26,183
                                                    =======     =======        =======     =======

Dilutive effect of Option Plan                          379          78            208          63
                                                    -------     -------        -------     -------

Common and potential common shares
Outstanding                                          25,368      26,206         25,296      26,246
                                                    =======     =======        =======     =======

Basic and diluted net income per share              $  0.60     $  0.55        $  0.96     $  0.87
                                                    =======     =======        =======     =======

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

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

              Revenue Canada has assessed Polaris approximately $16.0 million in taxes, penalties and interest for the period January 1, 1992 through December 31, 1994 resulting from an income tax audit for that period. Revenue Canada has asserted that Polaris over charged its Canadian subsidiary for various goods and services during the audit period primarily through improper intercompany transfer pricing policies. Polaris disagrees with the assessment and is vigorously contesting it.

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

              Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contract for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At June 30, 1999, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $28.6 million United States dollars, and open Canadian dollar foreign exchange contracts with notional amounts totaling $65.5 million United States dollars which mature throughout the remainder of 1999.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

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

              Polaris will be required to adopt SFAS No. 133 no later than January 1, 2001. Polaris has not quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarters and year to date periods ended June 30, 1999 and 1998. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $324.3 million in the second quarter of 1999, representing an 18 percent increase from $274.7 million in sales for the same period in 1998.

North American sales of ATVs and related Parts, Garments, and Accessories ("PG&A") of $187.8 million for the second quarter 1999 were 26 percent higher than $148.8 million for the comparable period in 1998. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of snowmobiles and related PG&A of $94.8 million for the second quarter 1999 were six percent lower than $101.0 million for the comparable period in 1998. The decrease in the 1999 period is due to earlier than historically normal shipments of snowmobiles during the second quarter of 1998.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

North American sales of PWC and related PG&A of $13.8 million for the second quarter 1999 were 25 percent higher than $11.1 million for the comparable period in 1998. The increase is related to a return to a more normal shipping year in 1999.

North American sales of Victory motorcycles and related PG&A of $14.1 million for the second quarter 1999 were significantly higher than $1.5 million for the comparable period in 1998. The 1998 period represents only PG&A sales as Victory motorcycle production and shipments did not begin until July 1998.

International sales of snowmobiles, ATVs, PWC and related PG&A of $13.8 million for the second quarter 1999 were 12 percent higher than $12.3 million for the comparable period in 1998 primarily as a result of stronger ATV and PWC unit shipments.

Sales increased to $562.1 million for the year-to-date period ended June 30, 1999, representing a 16 percent increase from $484.7 million sales for the same period in 1998. The sales increase was due to strong ATV demand and increasing shipments of Victory motorcycles.

Gross profit of $74.9 million in the second quarter of 1999 represents a 17 percent increase from gross profit of $64.2 million for the same period in 1998. This increase in gross profit dollars resulted primarily from higher sales volume in the current year period. The gross profit margin percentage decreased to 23.1 percent for the second quarter of 1999 from 23.4 percent for the comparable 1998 period. This slight decrease in gross profit margin percentage is primarily due to changes in sales mix driven by the ramp up of production of Victory motorcycles and continued growth in ATVs each of which has lower margins than snowmobiles, the negative impact of Canadian dollar and Japanese yen exchange rates when compared to the prior year period and an ATV sales mix shift to lower priced, lower margin models, partially offset by manufacturing cost reductions and increased PG&A sales.

Gross profit of $131.4 million in the year-to-date period ended June 30, 1999 represents an 18 percent increase from gross profit of $111.0 for the same period of 1998. This increase in gross profit dollars resulted primarily from higher sales volume in the current year period. The gross profit margin increased to 23.4 percent for the year-to-date period ended June 30, 1999 as compared to 22.9 percent for the year-to-date period in 1998. This slight increase is primarily due to manufacturing cost reductions and increased PG&A sales partially offset by increased production of Victory motorcycles and shifts in ATV sales mix.

Operating expenses in the second quarter of 1999 increased 19 percent to $51.5 million from the comparable 1998 period and as a percentage of sales, increased to 15.9 percent for the second quarter of 1999 compared to 15.7 percent for the same period in 1998. Operating expenses in the year-to-date period ended June 30, 1999 increased 22 percent to $95.6 million from the comparable 1998 period and as a percentage of sales increased to 17.0 percent for the six months ended June 30, 1999 compared to 16.1 percent for the same period in 1998. The higher levels of operating expenses as a percentage of sales are related to a planned increase in expenses to build the infrastructure to support the Company's growth and brand recognition initiatives.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

CASH DIVIDENDS

On April 23, 1999, the Polaris board of Directors declared a regular cash dividend of $0.20 per share payable to holders of record on May 3, 1999, which was paid on May 17, 1999.

On July 22, 1999, the Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable on or about August 16, 1999, to holders of record on August 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement maturing on March 31, 2002 under which it may borrow up to $175.0 million. Interest is charged at rates based on LIBOR or "prime". At June 30, 1999, Polaris had borrowings under its bank line of credit arrangement of $61.1 million and cash and cash equivalents of $11.1 million.

During the first six months of 1999, Polaris paid $19.7 million to repurchase and retire 599,500 shares of its common stock with cash on hand and borrowings under its line of credit arrangement. Polaris has 1,333,100 remaining shares available to repurchase under its current Board of Directors' authorization as of June 30, 1999.

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

Polaris has implemented a plan to make its internal information systems Year 2000 compliant by mid-1999. As of June 30, 1999, all of the programming requirements for the Company's manufacturing systems were complete and 95% of the programming for the sales, distribution and finance systems had been completed. The systems are being tested when programming modifications are completed, with testing expected to continue throughout 1999.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999


Polaris has completed inventories of equipment and machines with embedded systems that are used at each of the Company's facilities. Polaris is in the process of assessing whether the critical equipment will be Year 2000 compliant through simulations and testing of the equipment as well as Year 2000 compliance letters from vendors. Polaris has identified its critical suppliers and sent them questionnaires to address their Year 2000 plans and progress. As of June 30, 1999, Polaris has received responses from 98% of these suppliers and is in the process of tabulating the results.

The cost of the Year 2000 initiatives (which are expensed as incurred) are not expected to be material to Polaris' financial position. The total cost is estimated to be approximately $1.5 million of which $1.3 million has been incurred to date.

Polaris has begun a comprehensive analysis of the operational issues and costs that would most likely result from failure by the company or third parties to achieve Year 2000 compliance on a timely basis. The primary risk being delivery timing to customers in January 2000. Polaris believes it will have sufficient time to recover, although some delayed deliveries may result in cancellations of orders. Polaris is in the process of developing contingency plans to protect the business from Year 2000 related interruptions and anticipates their completion by the third quarter of 1999.

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

In 1998, purchases totaling 14 percent of Polaris' cost of sales were from yen-denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen since mid 1998 has resulted in higher raw material purchase prices. Polaris' cost of sales in the second quarter and year-to-date periods ended June 30, 1999 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 1998. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 1999 when compared to the same periods in 1998.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

Polaris operates in Canada through a wholly owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relationship to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate negatively impacted the gross margin achieved in the second quarter and the year-to-date periods of 1999 and when compared to the same periods in 1998. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 1999 when compared to the same periods in 1998.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 1999, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts, which mature throughout 1999.

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" can generally be identified as such because the context of the statement will include words such as the Company or management "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results to differ materially from those anticipated by some of the statements made herein. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; future conduct of litigation or audit processes; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

PART II.      OTHER INFORMATION

              ITEM 1 - LEGAL PROCEEDINGS
              None

              ITEM 2 - CHANGES IN SECURITIES
              None

              ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
              None

              ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Company held its annual meeting of shareholders on May 20, 1999. Proxies for matters to be voted upon at the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the Annual Meeting:

              1. To elect the following nominees as Class II Directors for a new term of three years and until their successors are duly elected and qualified:

                                                     Votes For        Withheld Authority
                                                    ----------        ------------------
                  Raymond J. Biggs                  21,215,354             292,460
                  Beverly F. Dolan                  21,213,879             293,935
                  Robert S. Moe                     21,224,455             283,359

              2. To elect the following nominees as Class I Directors for the remainder of the term of Class I directors expiring in 2001 and until their successors are duly elected and qualified:

                                                     Votes For        Withheld Authority
                                                    ----------        ------------------
                  Bruce A. Thomson                  21,230,116             277,698
                  Thomas C. Tiller                  21,206,064             301,750

                  The terms of the following Directors continued after the meeting: Andris A. Baltins, W. Hall Wendel, Jr., Gregory R. Palen, and Stephen G. Shank.


              ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K
              (a)      EXHIBITS
                       Exhibit 27 - Financial Data Schedule

              (b)      REPORTS ON FORM 8-K
                       None

                                                                      FORM 10-Q
                                                     FOR QUARTERLY PERIOD ENDED
                                                                  JUNE 30, 1999

POLARIS INDUSTRIES INC.


                               SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        POLARIS INDUSTRIES INC.
                                        (Registrant)




Date: August 6, 1999                    /s/ Thomas C. Tiller
                                        -----------------------------------
                                        Thomas C. Tiller
                                        President and Chief Executive Officer


Date: August 6, 1999                    /s/ Michael W. Malone
                                        -----------------------------------
                                        Michael W. Malone
                                        Vice President, Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Chief Accounting Officer)