Form 10-Q
period 1999-09-30
POLARIS INDUSTRIES INC/MN
filed 1999-11-15
CIK 931015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    SEPTEMBER 30, 1999
                                           ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission File Number                  1-11411
                       --------------------------------------------------------

                            Polaris Industries Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    Minnesota                                           41-1790959
-------------------------------------------------------------------------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization                       Identification No.)

               1225 Highway 169 North, Minneapolis, MN 55441-5078
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

         As of November 8, 1999, 24,397,763 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                   For Quarter Period Ended September 30, 1999

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

         Item 2 -   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

              Results of Operations.....................................................................11
              Cash Dividends............................................................................13
              Liquidity and Capital Resources...........................................................13
              Year 2000.................................................................................14
              Inflation and Exchange Rates..............................................................15

Part II       OTHER INFORMATION.........................................................................16

              Item 1 Legal Proceedings
              Item 2 Changes in Securities
              Item 3 Defaults upon Senior Securities
              Item 4 Exhibits and Reports on Form 8-K

SIGNATURE PAGE .........................................................................................17

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 September 30,1999    December 31, 1998
                                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                     $   3,170           $   1,466
     Trade receivables                                                68,778              43,035
     Inventories                                                     145,067             107,436
     Prepaid expenses and other                                        6,169               2,903
     Deferred tax assets                                              33,000              29,000
                                                                   ---------           ---------
              Total current assets                                   256,184             183,840

Deferred Tax Assets                                                   19,000              21,000
Property and Equipment, net                                          134,536             124,254
Investments in Affiliates                                             35,404              26,636
Intangible Assets, net                                                22,302              22,967
                                                                   ---------           ---------
                    Total Assets                                   $ 467,426           $ 378,697
                                                                   ---------           ---------
                                                                   ---------           ---------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts Payable                                              $ 114,172           $  77,258
     Accrued expenses                                                122,165             120,695
     Income taxes payable                                             25,278               7,011
                                                                   ---------           ---------
              Total Current Liabilities                              261,615             204,964

Borrowings under credit agreement                                     50,000              20,500
                                                                   ---------           ---------
                    Total Liabilities                                311,615             225,464
                                                                   ---------           ---------
Commitments and Contingencies (Notes 4, 6 and 7)

Shareholder's Equity:
     Common Stock                                                        243                 253
     Additional paid-in capital                                       13,256              48,622
     Deferred compensation                                            (3,729)             (6,726)
     Compensation payable in common stock                              5,295               6,844
     Retained earnings                                               140,746             104,240
                                                                   ---------           ---------
              Total shareholder's equity                             155,811             153,233
                                                                   ---------           ---------
              Total Liabilities and Shareholder's Equity           $ 467,426           $ 378,697
                                                                   ---------           ---------
                                                                   ---------           ---------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED

                                                                Third Quarter                     For the Nine Months
                                                             Ended September 30                   Ended September 30
                                                           1999                1998                1999                1998
                                                           ----                ----                ----                ----
Sales                                                 $ 388,883           $ 359,861           $ 950,960           $ 844,573
Cost of Sales                                           287,595             273,431             718,296             647,130
                                                      ---------           ---------           ---------           ---------
              Gross Profit                              101,288              86,430             232,664             197,443

Operating Expenses
     Selling and marketing                               40,698              35,015             100,215              84,056
     Research and development                             7,149               7,200              22,715              20,472
     General and administrative                          11,487               7,761              32,049              23,719
                                                      ---------           ---------           ---------           ---------
          Total operating expenses                       59,334              49,976             154,979             128,247
                                                      ---------           ---------           ---------           ---------
              Operating Income                           41,954              36,454              77,685              69,196

Non-Operating Expense (Income)
              Interest Expense                            1,188                 787               3,562               2,086
              Equity in income of affiliates             (2,447)             (2,043)             (6,380)             (5,199)
              Other expense (income), net                   968              (1,212)                780              (2,308)
              Provision for litigation loss                 ---              61,409                 ---              61,409
                                                      ---------           ---------           ---------           ---------
              Income (loss) before taxes                 42,245             (22,487)             79,723              13,208

Provision for income taxes                               14,996              (7,983)             28,301               4,867
                                                      ---------           ---------           ---------           ---------
              Net income (loss)                       $  27,249           ($ 14,504)          $  51,422           $   8,341
                                                      ---------           ---------           ---------           ---------
                                                      ---------           ---------           ---------           ---------
Diluted Net Income (Loss) Per Share                   $    1.10           ($   0.56)          $    2.05           $    0.32
                                                      ---------           ---------           ---------           ---------
                                                      ---------           ---------           ---------           ---------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED

                                                                                   For the Nine Months
                                                                                    Ended September 30,
                                                                                 1999                1998
                                                                                 ----                ----
Cash Flows From Operating Activities:
  Net Income                                                                $  51,422           $   8,341
  Adjustments to reconcile net income to net cash
         Depreciation and amortization                                         29,587              27,336
         Non-cash compensation                                                  8,517               6,352
         Equity in income of affiliates                                        (6,380)             (5,199)
         Deferred income taxes                                                 (2,000)              1,000
         Changes in current operating items
              Trade receivables                                               (25,743)            (22,019)
              Inventories                                                     (37,631)             11,818
              Accounts payable                                                 36,914              21,851
              Litigation loss payable                                            ----              61,409
              Accrued expenses                                                  1,470               5,784
              Income taxes payable                                             18,267             (11,242)
              Others, net                                                      (1,919)              1,607
                                                                            ---------            --------
              Net cash provided by operating activities                        72,504             107,038
                                                                            ---------            --------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                          (39,204)            (45,344)
  Investments in affiliates, net                                               (2,641)             (1,362)
                                                                            ---------            --------
              Net cash used for investing activities                          (41,845)            (46,706)
                                                                            ---------            --------
Cash Flows From Financing Activities:
  Borrowings under credit agreement                                           381,350             261,500
  Repayments under credit agreement                                          (351,850)           (270,900)
  Repurchase and retirement of common shares                                  (43,532)            (23,673)
  Cash dividends to shareholders                                              (14,923)            (14,005)
                                                                            ---------            --------
              Net cash provided by (used for) financing activities            (28,955)            (47,078)
                                                                            ---------            --------
         Increase in cash and cash equivalents                                  1,704              13,254
Cash and Cash Equivalents, Beginning                                            1,466               1,233
                                                                            ---------            --------
Cash and Cash Equivalents, Ending                                           $   3,170           $  14,487
                                                                            ---------            --------
                                                                            ---------            --------

                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In Thousands)
                                    UNAUDITED


                                                               Additional                  Compensation
                                                    Common      Paid-In       Deferred      Payable in      Retained
                                                     Stock      Capital     Compensation   Common Stock     Earnings      Total
Balance, December 31, 1998                          $  253     $ 48,622      ($ 6,726)      $   6,844      $ 104,240    $ 153,233
     Employee Stock Compensation                         2        7,838         2,997          (1,263)             0        9,574
     First Rights Conversion to Stock                    0          323             0            (286)             0           37
     Cash Dividends Declared                             0            0             0               0        (14,923)     (14,923)
     Repurchase and Retirement of Common Shares        (12)     (43,527)            0               0              7      (43,532)
     Net Income                                          0            0             0               0         51,422       51,422
                                                   -------     --------     -----------    ------------    ---------    ---------
Balance, September 30, 1999                         $  243     $ 13,256       $(3,729)      $   5,295      $ 140,746    $ 155,811
                                                   -------     --------     -----------    ------------    ---------    ---------
                                                   -------     --------     -----------    ------------    ---------    ---------

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


NOTE 2.  INVENTORIES

         The major components of inventories are as follows (in thousands):

                                     September 30, 1999            December 31, 1998
                                     ------------------            -----------------
         Raw Materials                     $ 47,757                    $ 32,235
         Service Parts                       45,398                      41,085
         Finished Goods                      51,912                      34,116
                                           --------                    --------
                                           $145,067                    $107,436
                                           --------                    --------
                                           --------                    --------

NOTE 3.  FINANCING AGREEMENT

         Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $175.0 million until March 31, 2000 and up to $150.0 million thereafter until maturity. Interest is charged at rates based on LIBOR or "prime" (5.74% at September 30, 1999) and the agreement expires on March 31, 2002 at which time the balance is due. As of September 30, 1999, total borrowings under this credit arrangement were $50.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.  INVESTMENTS IN AFFILIATES

         In February 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. In January 1997, Polaris increased its equity interest in Polaris Acceptance to 50 percent. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, leasing and extended service contracts to dealers, distributors and retail customers of Polaris. Polaris has guaranteed 50 percent of the outstanding indebtedness of the Polaris Acceptance floor plan financing portfolio under a credit agreement between Polaris Acceptance and TDF. At September 30, 1999, Polaris' contingent liability with respect to the guarantee was approximately $182.0 million.

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


NOTE 5.  SHAREHOLDER'S EQUITY

         During the first nine months of 1999, Polaris paid $43.5 million to repurchase and retire 1,253,500 shares of its common stock, with cash on hand and borrowings under its line of credit. On October 21, 1999, the Polaris Board of Directors approved a new share repurchase authorization of 2,500,000 shares of the Company's outstanding common stock. As of October 21, 1999, Polaris has 679,100 remaining shares available to repurchase under its prior Board of Directors' authorization and 2,500,000 shares under the new authorization.

         The Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable to holders of record on August 2, 1999, which was paid on August 16, 1999.

         On October 21, 1999, the Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable on or about November 15, 1999, to holders of record on November 1, 1999.

         Net income per share for the periods ended September 30, 1999 and 1998 was calculated based on the weighted average number of common and potential common shares outstanding.

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

                                                          For Three Months                      For Nine Months
                                                           Ended Sept. 30,                       Ended Sept. 30,
                                                         1999              1998               1999              1998
                                                         ----              ----               ----              ----
Net Income available to common shareholders          $ 27,249          $(14,504)          $ 51,422          $  8,341
                                                     --------          --------           --------          --------
                                                     --------          --------           --------          --------
Weighted average number of common                      24,400            25,614             24,730            25,848
shares outstanding

First Rights                                                0                10                  0                24

Director Plan                                              24                17                 23                17

ESOP                                                      170               170                170               170
                                                     --------          --------           --------          --------
Common shares outstanding - basic                      24,594            25,811             24,923            26,059
                                                     --------          --------           --------          --------
                                                     --------          --------           --------          --------
Dilutive effect of Option Plan                            113                 0                176                42
                                                     --------          --------           --------          --------
Common and potential common shares
Outstanding                                            24,707            25,811             25,099            26,101
                                                     --------          --------           --------          --------
                                                     --------          --------           --------          --------
Basic net income per share                           $   1.11          $  (0.56)          $   2.06          $   0.32
                                                     --------          --------           --------          --------
                                                     --------          --------           --------          --------
Diluted net income per share                         $   1.10          $  (0.56)          $   2.05          $   0.32
                                                     --------          --------           --------          --------
                                                     --------          --------           --------          --------

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

         Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies including the Japanese yen and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contract for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At September 30, 1999, Polaris had open Canadian dollar foreign exchange contracts with notional amounts totaling $41.3 million United States dollars which mature throughout the remainder of 1999 and first quarter of 2000 and no open Japanese yen foreign exchange contracts.

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

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarters and year to date periods ended September 30, 1999 and 1998. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

RESULTS OF OPERATIONS

Sales were $388.9 million in the third quarter of 1999, representing an eight percent increase from $359.9 million in sales for the same period in 1998.

North American sales of ATVs and related Parts, Garments, and Accessories ("PG&A") of $191.6 million for the third quarter 1999 were 21 percent higher than $157.9 million for the comparable period in 1998. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of snowmobiles and related PG&A of $165.7 million for the third quarter 1999 were five percent lower than $175.3 million for the comparable period in 1998. The decrease in the 1999 period is due to earlier than historically normal shipments of snowmobiles during the third quarter of 1998.

North American sales of PWC and related PG&A of $4.6 million for the third quarter 1999 were 55 percent higher than $2.9 million for the comparable period in 1998. The increase is primarily related to later than normal new model PWC shipments in 1999.

North American sales of Victory motorcycles and related PG&A of $4.9 million for the third quarter 1999 were 50 percent higher than $3.3 million for the comparable period in 1998. The increase relates to a production increase from third quarter 1998 when Victory motorcycles were initially shipped.

International sales of snowmobiles, ATVs, PWC and related PG&A of $22.1 million for the third quarter 1999 were eight percent higher than $20.5 million for the comparable period in 1998 primarily as a result of increased snowmobile and PWC unit shipments.

Sales increased to $951.0 million for the year-to-date period ended September 30, 1999, representing a 13 percent increase from $844.6 million sales for the same period in 1998. The sales increase was due to strong ATV demand and increasing shipments of Victory motorcycles.

Gross profit of $101.3 million in the third quarter of 1999 represents a 17 percent increase from gross profit of $86.4 million for the same period in 1998. This increase in gross profit dollars was a result of higher sales volume and an increase in the gross profit margin percentage to 26.0 percent for the third quarter of 1999 from 24.0 percent for the comparable 1998 period. The increase in gross profit margin percentage was primarily due to manufacturing cost reductions and efficiencies, and an increase in PG&A sales and margins. These increases were partially offset by the continued sales growth of ATVs, which have a lower gross profit margin than snowmobiles, and the negative impact of the Canadian dollar and Japanese yen exchange rates during the third quarter 1999, when compared to the prior year period.

Gross profit of $232.7 million in the year-to-date period ended September 30, 1999 represents an 18 percent increase from gross profit of $197.4 for the same period of 1998. This increase in gross profit dollars resulted primarily from higher sales volume in the current year period. The gross profit margin increased to 24.5 percent for the year-to-date period ended September 30, 1999 as compared to 23.4 percent for the year-to-date period in 1998. This increase is primarily due to manufacturing cost reductions, improved snowmobile margins, and increased PG&A sales partially offset by shifts in sales mix to lower margin ATVs and negative impact of Canadian dollar and Japanese yen exchange rates.

Operating expenses in the third quarter of 1999 increased 19 percent to $59.3 million from the comparable 1998 period and as a percentage of sales, increased to 15.3 percent for the third quarter of 1999 compared to 13.9 percent for the same period in 1998. Operating expenses in the year-to-date period ended September 30, 1999 increased 21 percent to $155.0 million from the comparable 1998 period and as a percentage of sales increased to 16.3 percent for the nine months ended September 30, 1999 compared to 15.2 percent for the same period in 1998. The higher levels of operating expenses as a percentage of sales are related to a planned increase in expenses to build the infrastructure to support the Company's growth and brand recognition initiatives.

Non-operating expense (income) in the 1998 third quarter and 1998 year to date period included a provision in the amount of $61.4 million for litigation loss related to the settlement of litigation with Injection Research Specialists. This was a one-time charge that did not effect the on-going operations of the Company.

Polaris proforma results adjusted to exclude the provision for litigation loss are as follows:

                                             Third Quarter                 For the Nine Months
                                           Ended September 30               Ended September 30
                                         1999             1998             1999             1998
                                         ----             ----             ----             ----
Income before taxes                   $42,245          $38,922          $79,723          $74,617
Provision for income taxes             14,996           13,817           28,301           26,667
                                      -------          -------          -------          -------
Net income                            $27,249          $25,105          $51,422          $47,950
                                      -------          -------          -------          -------
                                      -------          -------          -------          -------
Diluted Net Income Per Share          $  1.10          $  0.97          $  2.05          $  1.84
                                      -------          -------          -------          -------
                                      -------          -------          -------          -------

CASH DIVIDENDS

On July 22, 1999, the Polaris board of Directors declared a regular cash dividend of $0.20 per share payable to holders of record on August 2, 1999, which was paid on August 16, 1999.

On October 21, 1999, the Polaris Board of Directors declared a regular cash dividend of $0.20 per share payable on or about November 15, 1999, to holders of record on November 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris maintains an unsecured bank line of credit arrangement maturing on March 31, 2002 under which it may borrow up to $175.0 million. Interest is charged at rates based on LIBOR or "prime". At September 30, 1999, Polaris had borrowings under its bank line of credit arrangement of $50.0 million and cash and cash equivalents of $3.2 million.

During the first nine months of 1999, Polaris paid $43.5 million to repurchase and retire 1,253,500 shares of its common stock with cash on hand and borrowings under its line of credit. On October 21, 1999, the Polaris Board of Directors approved a new share repurchase authorization of 2,500,000 shares of the Company's outstanding common stock. As of October 21, 1999, Polaris has 679,100 remaining shares available to repurchase under its prior Board of Directors' authorization and 2,500,000 shares under the new authorization.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the remainder of 1999. At this time, management is not aware of any factors that would have a materially adverse impact in cash flow beyond 1999.

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

Polaris implemented a plan to make its internal information systems Year 2000 compliant by mid-1999. As of September 30, 1999, all of the programming requirements for the Company's manufacturing systems and sales, distribution and finance systems have been completed. The systems were tested as programming modifications were implemented; further testing is expected to continue throughout the remainder of 1999.

Polaris has completed inventories of equipment and machines with embedded systems that are used at each of the Company's facilities. Polaris has assessed whether the critical equipment will be Year 2000 compliant through simulations and testing of the equipment as well as Year 2000 compliance letters from vendors. Polaris identified its critical suppliers and sent them questionnaires to address their Year 2000 plans and progress. Polaris has received responses from these suppliers and is satisfied the critical equipment and machines are Year 2000 compliant.

The cost of the Year 2000 initiatives (which are expensed as incurred) have not, and are not expected to be material to Polaris' financial position. The total cost is estimated to be approximately $1.5 million of which substantially all has been incurred to date.

Polaris has completed a comprehensive analysis of the operational issues and costs that would most likely result from failure by the company or third parties to achieve Year 2000 compliance on a timely basis. The primary risk identified is delivery timing to customers in January 2000. Polaris believes it will have sufficient time to recover, although some delayed deliveries may result in cancellations of orders. Polaris has developed contingency plans to protect the business from Year 2000 related interruptions and is prepared to implement in January 2000, if necessary.

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

In 1998, purchases totaling 14 percent of Polaris' cost of sales were from yen-denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen since mid 1998 has resulted in higher raw material purchase prices. Polaris' cost of sales in the third quarter and year-to-date periods ended September 30, 1999 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 1998. Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining period of 1999 when compared to the same period in 1998.

Polaris operates in Canada through a wholly owned subsidiary. Over the past several years, strengthening of the U.S. dollar in relationship to the Canadian dollar has resulted in lower gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate negatively impacted the gross margin achieved in the third quarter and the year-to-date periods of 1999 and when compared to the same periods in 1998. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining period of 1999 when compared to the same period in 1998.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for both the Japanese yen and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 1999, Polaris had open Canadian dollar foreign exchange hedging contracts, which mature throughout 1999 and 2000.

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


                                    POLARIS INDUSTRIES INC.
                                    (Registrant)




Date:       November 8, 1999        /s/ Thomas C. Tiller
                                    -------------------------------------
                                    Thomas C. Tiller
                                    President and Chief Executive Officer


Date:       November 8, 1999        /s/ Michael W. Malone
                                    -------------------------------------
                                    Michael W. Malone
                                    Vice President, Finance, Chief
                                    Financial Officer, Treasurer and
                                    Secretary (Principal Financial and
                                    Chief Accounting Officer)