Form 10-K
period 1999-12-31
POLARIS INDUSTRIES INC/MN
filed 2000-03-24
CIK 931015

================================================================================
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                      OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                      OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-11411

                            POLARIS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                     MINNESOTA                                     41-1790959
           (State or other jurisdiction                           (IRS Employer
         of incorporation or organization)                     Identification No.)

            2100 HIGHWAY 55, MEDINA, MN                               55340
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code 763-542-0500

Securities registered pursuant to Section 12(g) of the Act:
None

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock of the registrant as of March 10, 2000 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (22,165,731 shares) was approximately $656,659,780.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 10, 2000, 24,115,666 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 furnished to the Securities and Exchange Commission (the "1999 Annual Report") are incorporated by reference into Parts II and III of this Form 10-K.

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000 filed with the Securities and Exchange Commission (the "2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
================================================================================

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

     Polaris designs, engineers and manufactures all terrain vehicles ("ATVs"), snowmobiles, motorcycles and personal watercraft ("PWC") and markets them, together with related replacement parts, garments and accessories ("PG&A") through dealers and distributors principally located in the United States, Canada and Europe. Sales of ATVs, snowmobiles, motorcycles and PWC in North America and International sales (each of which includes PG&A for these markets) accounted for the following approximate percentages of Polaris' sales for the periods indicated.

            YEAR ENDED DECEMBER 31                ATVS    SNOWMOBILES    MOTORCYCLES    PWC    INTERNATIONAL
            ----------------------                ----    -----------    -----------    ---    -------------
1999..........................................    59%         28%             4%        4%          5%
1998..........................................    57%         32%             1%        4%          6%
1997..........................................    45%         42%            N/A        7%          6%

INDUSTRY BACKGROUND

     All Terrain Vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

     ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki entered the North American market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier entered in 1998. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Polaris estimates that the industry grew 25% with approximately 650,000 ATVs sold worldwide during the calendar year 1999.

     Snowmobiles. In the early 1950s, a predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

     Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates industry sales of snowmobiles on a worldwide basis were approximately 233,000 units for the season ended March 31, 1999.

     Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standards.

     Polaris entered the worldwide motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales more than doubled from 1993 to 1999. Polaris estimates the cruiser market grew 21% in 1999 with approximately 184,000 cruiser motorcycles sold in the U.S. market. Other major cruiser motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

     Personal Watercraft. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two, three or four passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, the number of PWC sold peaked at approximately 225,000 units in 1996. Polaris estimates worldwide industry retail sales for PWC were approximately 134,000 units for the season ended September 30, 1999. Other major PWC manufacturers are Bombardier, Yamaha, and Kawasaki.

PRODUCTS

     All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985 with both three-wheel and four-wheel products. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than the earlier three-wheel versions. Polaris' line of ATVs consisting of seventeen models includes general purpose, sport and four-wheel drive utility models, with 2000 suggested retail prices ranging from approximately $3,000 to $7,600.

     In addition, Polaris has a six-wheel off-road utility vehicle, a diesel ATV and the Polaris RANGER, a six-wheel off-road side by side utility and recreational vehicle. Polaris also markets a full line of ATV accessories such as winches, mowers, blades, cargo racks, utility trailers, sprayers, seeders, tires, oils, lubricants and parts.

     Most of Polaris' ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris' ATVs include two cycle and four cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models.

     Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes this market has stabilized since 1989 and has sustained consistent growth.

     For the year ended December 31, 1999, North American sales of ATVs and related PG&A accounted for approximately 59% of Polaris' sales.

     Snowmobiles. Polaris produces a full line of snowmobiles, consisting of twenty-nine models, ranging from utility and economy models to performance and competition models. The 2000 model year suggested United States retail prices range from approximately $1,900 to $7,900. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it is the worldwide market share leader.

     Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for commercial use in snowmobiles, including independent front suspension, variable transmission, hydraulic disc brakes, liquid cooled engines and brakes and a three cylinder engine. Polaris also markets a full line of snowmobile accessories, such as luggage, covers, tow hitches, hand warmers, specialized instrumentation, reverse gear, electric start, special traction products, cargo racks, oils, lubricants, and parts. In 1999, Polaris introduced its first children's sled, the 120 XCR.

     For the year ended December 31, 1999, North American sales of snowmobiles and related PG&A accounted for approximately 28% of Polaris' sales.

     Motorcycles. In 1998, Polaris began manufacturing an American-made V-twin cruiser motorcycle, the "Victory V92C." Design and assembly of the engine is performed in Polaris' Osceola, Wisconsin facility and final assembly is completed at Polaris' Spirit Lake, Iowa facility. The two facilities provide sufficient capacity to handle the first few years production of Victory motorcycles. In 1999, Polaris introduced its second model, a sport cruiser, the Victory V92SC. The 2000 Victory motorcycle suggested United States retail prices range from approximately $13,400 to $14,400.

     For the year ended December 31, 1999, sales of Victory motorcycles and related PG&A accounted for approximately 4% of Polaris' sales.

     Personal Watercraft. In 1992, Polaris introduced the SL650 personal watercraft, Polaris' first entry into this product category. Polaris' 2000 line of PWC consists of eight models across the touring, performance and racing segments. Management believes that its models had the industry's first three-cylinder engines developed specifically for PWC and that its models were the first to comply with EPA 2006 requirements. The 2000 suggested retail prices for Polaris' PWC range from approximately $6,000 to $9,500.

     For the year ended December 31, 1999, North American sales of PWC and related PG&A accounted for approximately 4% of Polaris' sales.

     International. Polaris sales to customers outside of North America include snowmobiles, ATVs, PWC, and related PG&A. Polaris currently markets its products through 51 distributors in 109 countries. This is a growth opportunity for Polaris in the future from a market share perspective for existing product lines as well as the planned introduction of Victory motorcycles to selected international markets in 2000 and additional international markets over the next several years.

     For the year ended December 31, 1999, International sales accounted for 5% of Polaris' sales.

     Parts, Garments and Accessories. Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs, motorcycles and PWC. Polaris also markets a full line of recreational clothing, which includes suits, helmets, gloves, boots, hats, sweaters and jackets for its snowmobile, ATV, motorcycle and PWC lines. The clothing is designed to Polaris' specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors under the Polaris brand name. Polaris markets replacement parts and accessories. In addition, Polaris has entered into licensing agreements for products such as go-carts, mini-bikes, video games, die cast toys and vending machines.

MANUFACTURING OPERATIONS

     Polaris' products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs, motorcycles and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, motorcycles, and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris' work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs, motorcycles and PWC. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1998, Victory motorcycle production began at Polaris' Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain operations, including engine assembly, seat manufacturing, and the bending of frame tubes are conducted at the Osceola, Wisconsin facility.

     In 1998, Polaris completed construction of a 58,000 square foot plastic injection molding facility adjacent to the Roseau, Minnesota facility. This is a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs.

     Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. ("Fuji"), Fuji had been the exclusive manufacturer of Polaris' two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris' ATV products since their introduction in the spring of 1985 and also supplies engines for certain of Polaris PWC products. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its informal relationship, interruption in the supply of engines would adversely affect Polaris' production pending the continued development of substitute supply arrangements.

     Since 1995, Polaris has been designing and producing its own engines for selected models of PWC, snowmobiles and all Victory motorcycles. Polaris purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines. In addition, in 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

     Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

     A contract carrier ships Polaris' products from its manufacturing facilities.

PRODUCTION SCHEDULING

     Polaris' products are produced and delivered throughout the year. Orders for ATVs are placed often throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year's production of snowmobiles are placed in the spring. Orders for PWC are placed in autumn after meetings with dealers and distributors. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is substantially sold to dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for each of snowmobiles, ATVs, motorcycles and PWC and incorporated into production scheduling.

     In 1999, Polaris began a dealer inventory replenishment program for Victory motorcycle dealers, where rather than take firm annual orders from the dealers, Polaris continually restocks the dealer inventory upon the completion of a retail sale to the consumer.

     Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since 1993, Polaris has had the ability to manufacture ATVs year round. Motorcycle manufacturing began in July 1998 and continues year round.

SALES AND MARKETING

     Polaris products are sold through a network of over 2,000 dealers in North America and 51 distributors in 109 countries.

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

     During 1999, Polaris acquired its distributor in Australia and New Zealand and now distributes its products in those countries through its wholly owned subsidiary.

     Victory motorcycles are distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which most of the current 300 Victory dealers were selected. Polaris expects to develop a Victory dealer network of approximately 500 to 600 dealers over the next three to four years.

     Dealers and distributors sell Polaris' products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products, required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. Polaris believes a sufficient number of qualified dealers and distributors exist in all areas to permit orderly transition whenever necessary.

     In 1996, Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris' dealers and distributors. In 1999, Polaris Acceptance began providing other financial services to dealers, distributors and retail customers such as retail financing and extended service contracts. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance and guarantees 50% of the outstanding indebtedness of Polaris Acceptance under a credit agreement between Polaris Acceptance and TDF. At December 31, 1999, Polaris' contingent liability with respect to the guarantee was approximately $170.0 million. In February 2000, the term of the partnership agreement was extended; in consideration thereof, the Polaris guarantee of the outstanding indebtedness of Polaris Acceptance was eliminated.

     Polaris has arrangements with Polaris Acceptance, TDF, and GE Commercial Corporation (Australia), to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' North American sales of snowmobiles, ATVs, PWC and motorcycles are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

     Polaris has historically not directly financed the purchase of its products by consumers. In 1999, Polaris made consumer financing available through its Polaris Acceptance joint venture. Polaris is not obligated to repurchase products related to the retail financing programs but will share in the losses of the program through its 50% equity interest in Polaris Acceptance.

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

ENGINEERING, RESEARCH AND DEVELOPMENT, AND NEW PRODUCT INTRODUCTION

     Polaris employs approximately 330 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes the Company and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, "on demand" four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs, and the diesel fuel powered ATV.

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

     Polaris expended for research and development approximately $31.3 million for 1999, $28.4 million for 1998, and $26.7 million for 1997. These amounts were included as a component of operating expenses in the period incurred.

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

PRODUCT SAFETY AND REGULATION

     Snowmobiles, ATVs, motorcycles and PWC are motorized machines, which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths occur in the use of these products.

     Laws and regulations have been promulgated or are under consideration in a number of states relating to the use or manner of use of Polaris products. State approved trails and recreational areas for snowmobile and ATV use have been developed in response to environmental and safety concerns. Some states may pass legislation and local ordinances or regulations have been and may from time to time be considered which restrict the use of PWC to specified hours and locations. Polaris is unable to predict the outcome of such actions or the possible effect on its PWC business. Polaris has supported laws and regulations pertaining to safety and noise abatement. Polaris believes that its products would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the customer on safe use of the product and how to protect the environment.

     In September 1986, the Consumer Product Safety Commission ("CPSC") ATV Task Force issued a report on regulatory options for ATVs with recommendations for ATV marketing activities and warning labels. In February 1987, the CPSC formally requested that the Justice Department initiate an enforcement action against the ATV industry seeking a voluntary recall of all three-wheel ATVs and four-wheel ATVs sold with the intention that they be used by children under 16, as well as a requirement that ATV purchasers receive "hands-on" training.

     Except for 1,700 three-wheel models initially produced, Polaris manufactures only four-wheel ATVs and six-wheel off-road vehicle products. Polaris has always placed warning labels on its ATVs stating that they are designed for use only by persons of a specified minimum age, operators should always wear approved safety helmets and riders should complete proper training prior to operating an ATV.

     On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety, which was confirmed in a ten-year Consent Decree in April 1988. In April 1998, the Consent Decree with the CPSC expired. Polaris has filed with the CPSC a Voluntary Action Plan under which Polaris undertook to continue various activities including age recommendations, dealer monitoring for ascertaining dealer compliance with safety obligations including age recommendations and training requirements, warning labels, point of purchase materials, hands on training and an information education effort. Polaris conditions its ATV warranties described below under "Warranty" on completion of the mandatory "hands on" consumer training program. In December 1998, the CPSC issued a resolution commending Polaris and certain other industry members for their ATV Action Plans.

     The Company does not believe the Polaris Voluntary Action Plan will have a material adverse effect on Polaris. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the CPSC, the Justice Department or individual states would not have an adverse effect on the Company. Polaris will continue to attempt to assure that its dealers are in compliance with their safety obligations. Polaris has notified its dealers that it will terminate or not renew any dealer it determines has violated such safety obligations. To date, it has terminated or not renewed at least eight dealers for such reasons.

     In May 1998, the National Transportation Safety Board ("NTSB") issued a report regarding PWC safety and made various recommendations. Prior to May 1998, Polaris was working with and continues to work with the Coast Guard to develop standards and to evaluate PWC safety matters, including the NTSB recommendations. Polaris PWC have always complied with industry standards relevant to PWCs.

     California has adopted regulations setting maximum emission standards for ATVs and the federal Environmental Protection Agency ("EPA") has indicated its intent to establish emission standards for non-road engines, including ATVs and snowmobiles. The EPA already has required PWC manufacturers to gradually reduce their emission by 75% between 1999 and 2006. For the State of California, the California Air Resources Board has accelerated this scheduled emission reduction by requiring that manufacturers meet the EPA 2006 level in 2001 and that manufacturers meet further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive emission requirements.

     In 1997, Polaris signed an agreement with Outboard Marine Corporation ("OMC") licensing the Ficht fuel injection technology. During 1998, Polaris began production of a new Genesis PWC model utilizing the Ficht technology which complies with the EPA 2006 emission requirements. This technology may be used in other Polaris vehicles to meet emission standards in the future, particularly in Polaris vehicles with two-cycle engines. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its operations.

     Victory motorcycles are subject to federal and state emissions, vehicle safety and other standards. Polaris believes that its motorcycles comply fully with all such applicable standards and related regulations.

PRODUCT LIABILITY

     Polaris' product liability insurance limits and coverages had been adversely affected by the general decline in the availability of liability insurance. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeds its self-insured retention.

     Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 1999, Polaris has paid an aggregate of approximately $4.8 million in product liability claims and accrued $7.0 million at December 31, 1999 for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 8 of Notes to Consolidated Financial Statements.

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

EMPLOYMENT

     Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 1999, Polaris employed an average of approximately 3,350 persons. Approximately 1,175 of its employees are salaried. Polaris considers its relations with its personnel to be excellent. Polaris' employees have not been represented by a union since July 1982.

YEAR 2000 COMPLIANCE

     Polaris did not experience any significant business interruptions related to the Year 2000 compliance of its computer systems. The Company is continuing to monitor potential problems but does not expect any major impact during the year. The cost of the Year 2000 compliance initiatives of approximately $1.5 million, which were expensed as incurred, was not material to Polaris' financial position.

ITEM 2. PROPERTIES

     Polaris owns its principal manufacturing facility in Roseau, Minnesota. The facility consists of approximately 509,000 square feet of manufacturing space located on approximately 100 acres. In 1991, Polaris acquired a 190,000 square foot plant situated on 38 acres and located in Osceola, Wisconsin to fabricate component parts. In 1995, Polaris purchased a 223,000 square foot assembly facility located on 24 acres of land in Spirit Lake, Iowa. Polaris currently uses the facility to assemble PWC, certain ATV models and Victory motorcycles. In 1995, Polaris also purchased a 90,000 square foot building adjacent to the Osceola facility to house the manufacturing of Polaris designed and built domestic engines. In 1998, Polaris built a 58,000 square foot plastic injection molding facility adjacent to the Roseau, Minnesota facility. This is a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for snowmobiles, ATVs, motorcycles and PWC. The Company believes Polaris' manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

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

     In early 2000, Polaris completed construction of, and moved into, an owned 130,000 square foot headquarters building on 33 acres of land in the Minneapolis suburb of Medina. Polaris continues to lease 92,000 square feet of office and warehouse space in Minneapolis pursuant to a lease that will terminate in 2002. Polaris also leases 42,000 square feet of office and warehouse space in Winnipeg, Manitoba, and 10,000 square feet of warehouse space in Spirit Lake, Iowa. Polaris does not anticipate any difficulty in securing alternate facilities on competitive terms, if necessary, upon the termination of any of its leases.

ITEM 3. LEGAL PROCEEDINGS

     Revenue Canada has assessed Polaris approximately $16.0 million in taxes, penalties and interest for the period January 1, 1992 through December 31, 1994 resulting from an income tax audit for the period. Revenue Canada has asserted that Polaris over charged its Canadian subsidiary for goods and services during the audit period primarily through improper intercompany transfer pricing policies. Polaris disagrees with the assessment and is vigorously contesting it.

     In addition to the aforementioned matter, Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names of the executive officers of the Company as of March 8, 2000, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

                NAME                     AGE                             TITLE
                ----                     ---                             -----
W. Hall Wendel, Jr. .................    57     Chairman of the Board
Thomas C. Tiller.....................    38     Chief Executive Officer and President
                                                Vice President -- Engineering and General Manager
Charles A. Baxter....................    52     Engines
Jeffrey A. Bjorkman..................    40     Vice President -- Manufacturing
John B. Corness......................    45     Vice President -- Human Resources
                                                Vice President -- Finance, Chief Financial Officer and
Michael W. Malone....................    41     Secretary
Richard R. Pollick...................    60     Vice President -- International
Thomas H. Ruschhaupt.................    51     Vice President -- Sales and Services
Ed Skomoroh..........................    62     Vice President -- Marketing

     Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

     Mr. Wendel has served as Chairman of the Board since the Company's formation in 1994 and was Chief Executive Officer of the Company until May 1999. Mr. Wendel was the Chief Executive Officer of Polaris Industries Capital Corporation ("PICC"), which was the managing general partner of Polaris Industries Associates L.P., which was the operating general partner of Polaris Industries L.P. from 1987 to December 1994. From 1981 to 1987, Mr. Wendel was Chief Executive Officer of a predecessor of Polaris, which was formed to purchase the snowmobile assets of the Polaris E-Z-GO Division of Textron Inc. Before that time, Mr. Wendel was President of the Polaris E-Z-GO Division for two years and prior thereto, held marketing positions as Vice President of Sales and Marketing and National Sales Manager since 1974.

     Mr. Tiller was named President and Chief Operating Officer of the Company in July 1998. In May 1999, Mr. Tiller was promoted to his present position of Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.

     Mr. Baxter has been Vice President -- Engineering of the Company since December 1994 and held that position with PICC or its predecessor since 1981. Prior thereto, since 1970, Mr. Baxter was employed as Director of Engineering of the Polaris E-Z-GO Division of Textron.

     Mr. Bjorkman has been Vice President -- Manufacturing of the Company since January 1995, and prior thereto held positions of Plant Manager and Manufacturing Engineering Manager since July 1990. Prior to joining Polaris, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

     Mr. Corness has been Vice President -- Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

     Mr. Malone has been Vice President -- Finance, Chief Financial Officer and Secretary of the Company since January 1997. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of PICC from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of PICC or its predecessor. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

     Mr. Pollick has been Vice President -- International of the Company since September 1999. Prior to joining Polaris, Mr. Pollick was employed by The Toro Company in various management positions for nineteen years.

     Mr. Ruschhaupt has been Vice President -- Sales and Service of the Company since March 1998. Prior to joining Polaris, Mr. Ruschhaupt was employed by Goodyear Tire and Rubber Corporation in various management positions for twenty years.

     Mr. Skomoroh has been Vice President -- Marketing of the Company since February 1998. Mr. Skomoroh was Vice President -- Sales and Marketing of the Company from December 1994 and held that position with PICC since October 1988. Prior thereto he was Vice President, Polaris Canada and President, Secretary and Director of Polaris Industries Inc., an Ontario corporation and a wholly owned subsidiary of Polaris Industries Partners L.P. Mr. Skomoroh joined Polaris in 1982 as General Manager, Canada, and was prior thereto the General Manager of the Canadian operations of Arctic Enterprises, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Investor Information" included in the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Data" included in the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis" included in the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis -- Inflation and Exchange Rates" and Note 1 to the financial statements of the Registrant, included in the Company's 1999 Annual Report, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant, included in the Company's 1999 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets December 31, 1999 and 1998.

     Consolidated Statements of Operations Years Ended December 31, 1999, 1998, and 1997.

     Consolidated Statements of Shareholders' Equity Years Ended December 31, 1999, 1998, and 1997.

     Consolidated Statements of Cash Flows Years Ended December 31, 1999, 1998, and 1997.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant

     The information under the caption "Election of Directors -- Information Concerning Nominees and Directors" in the Company's 2000 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant

     Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers of the Registrant."

     (c) Compliance with Section 16(a) of the Exchange Act

     The information under the caption "Section 16 Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Information" and "Election of Directors -- Directors' Remuneration" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors -- Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Consolidated Financial Statements

     Information concerning financial statements of Polaris Industries Inc. included in the Company's 1999 Annual Report are incorporated by reference to this Report under Item 8 "Financial Statements and Supplementary Data".

          (2) Financial Statement Schedules

     All supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

          (3) Exhibits

     The Exhibits to this Report are listed in the Exhibit Index on page 14.

     A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 20, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

     (c) Exhibits

          Included in Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 24, 2000.

                                          POLARIS INDUSTRIES INC.

                                          By:    /s/ W. HALL WENDEL, JR.
                                            ------------------------------------
                                                     W. Hall Wendel Jr.
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                           DATE
                ---------                                      -----                           ----

         /s/ W. HALL WENDEL, JR.              Chairman and Director                       March 24, 2000
------------------------------------------
           W. Hall Wendel, Jr.

           /s/ THOMAS C. TILLER               Chief Executive Officer and Director        March 24, 2000
------------------------------------------    (Principal Executive Officer)
             Thomas C. Tiller

          /s/ MICHAEL W. MALONE               Vice President Finance, Chief Financial     March 24, 2000
------------------------------------------    Officer and Secretary (Principal
            Michael W. Malone                 Financial and Accounting Officer)

                    *                         Director                                    March 24, 2000
------------------------------------------
            Andris A. Baltins

                    *                         Director                                    March 24, 2000
------------------------------------------
             Raymond J. Biggs

                    *                         Director                                    March 24, 2000
------------------------------------------
             Beverly F. Dolan

                    *                         Director                                    March 24, 2000
------------------------------------------
              Robert S. Moe

                    *                         Director                                    March 24, 2000
------------------------------------------
             Gregory R. Palen

                    *                         Director                                    March 24, 2000
------------------------------------------
             Stephen G. Shank

                    *                         Director                                    March 24, 2000
------------------------------------------
             Bruce A. Thomson

        *By: /s/ THOMAS C. TILLER                                                         March 24, 2000
  -------------------------------------
            (Thomas C. Tiller
            Attorney-in-Fact)

     Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  3.(a)       Articles of Incorporation of Polaris Industries Inc. ("the
              Company"), as amended, incorporated by reference to Exhibit
              3(a) to the Company's Registration Statement on Form S-4
              (No. 33-55769) (the "Form S-4").
    (b)       Bylaws of the Company, incorporated by reference to Exhibit
              3(b) to the Form S-4.
  4.          Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
 10.(a)       Agreement for Deferred Compensation and Disability Income
              and Amendment No. 1 thereto with W. Hall Wendel, Jr.
              incorporated by reference to Exhibit 10 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1994.
    (b)       [RESERVED]
    (c)       Polaris 401(K) Retirement Savings Plan, incorporated by
              reference to the Company's Registration Statement on Form
              S-8 filed with the Securities and Exchange Commission on
              January 11, 2000 (No. 333-94451)
    (d)       Polaris Industries Inc. Employee Stock Ownership Plan
              effective January 1, 1997 (as Amended and Restated Effective
              January 1, 1999)
    (e)       Polaris Industries Inc. 1999 Broad Based Stock Option Plan
              incorporated by reference to the Company's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on May 5, 1999 (No. 333-77765)
    (f)       Management Bonus Plan, incorporated by reference to Exhibit
              10(j) to the Form S-1.
    (g)       Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form
              S-8 filed with the Securities and Exchange Commission on
              June 12, 1995 (No. 33-60157).
    (h)       Polaris Industries Inc. Deferred Compensation Plan for
              Directors incorporated by reference to Exhibit 10(h) to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1995.
    (i)       Joint Venture Agreement between the Company and Transamerica
              Commercial Finance Corporation, now known as Transamerica
              Distribution Finance ("TDF") dated February 7, 1996
              incorporated by reference to Exhibit 10(i) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995.
    (j)       Manufacturer's Repurchase Agreement between the Company and
              Polaris Acceptance dated February 7, 1996 incorporated by
              reference to Exhibit 10(j) to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1995.
    (k)       Credit Agreement by and between the Company and First Bank
              National Association and Bank of America Illinois and First
              Union National Bank of North Carolina, Dated May 8, 1995
              incorporated by reference to Exhibit 10 to the Company's
              Quarterly Report on Form 10-Q dated May 15, 1995.
    (l)       Plymouth, Minnesota, Executive Office Lease, incorporated by reference to Exhibit 10(m) to the Form S-1 ("the Executive
              Office Lease").
    (m)       Shareholder Agreement with Fuji Heavy Industries LTD.,
              incorporated by reference to Exhibit 10(m) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1994.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    (n)       Registration Rights Agreement between and among the Company,
              Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I
              Group Inc., incorporated by reference to Exhibit 10(1) to
              the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994.
    (o)       Amended and Restated Polaris Industries Inc. 1996 Restricted
              Stock Plan, incorporated by reference to the Company's
              Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 7, 1996 (No. 333-05463).
    (p)       Polaris Industries Inc. Employee Stock Purchase Plan,
              incorporated by reference to the Company's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on February 3, 1997 (No. 333-21007).
    (q)       Form of Change of Control Agreement entered into with
              executive officers of Company incorporated by reference to
              Exhibit 10(q) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1996.
    (r)       Amendment to Executive Office Lease dated November 22, 1996 incorporated by reference to Exhibit 10(r) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1996.
    (s)       Employment Agreement between the Company and Thomas Tiller incorporated by reference to Exhibit 10(s) to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30,
              1998.
    (t)       Fifth Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated
              August 24, 1998, incorporated by reference to Exhibit 10(t)
              to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1998.
    (u)       Sixth Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated
              December 7, 1998, incorporated by reference to Exhibit 10(u)
              to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1998.
    (v)       Seventh Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated May
              10, 1999.
    (w)       Eighth Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated
              December 22, 1999.
    (x)       First Amendment to Joint Venture Agreement between the
              Company and TDF dated June 30, 1999.
    (y)       Second Amendment to Joint Venture Agreement between the
              Company and TDF dated February 24, 2000.
 13.          Portions of the Annual Report to Security Holders for the
              Year Ended December 31, 1999 included pursuant to Note 2 to
              General Instruction G.
 21.          Subsidiaries of Registrant.
 23.          Consent of Arthur Andersen LLP.
 24.          Power of Attorney.
 27.(a)       Financial Data Schedule.