Form 10-Q
period 2000-03-31
POLARIS INDUSTRIES INC/MN
filed 2000-05-12
CIK 931015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          MARCH 31, 2000
                              ----------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -------------------------

Commission File Number                    1-11411
                      ----------------------------------------------------------

                            Polaris Industries Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    Minnesota                                                    41-1790959
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

2100 Highway 55, Medina, MN 55340
------------------------------------------------------
(Address of principal executive offices)    (Zip Code)


                                 (763) 542-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]                 No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of May 8, 2000, 23,913,299 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                     For Quarter Period Ended March 31, 2000


                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
Part I   FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets............................................................3
                  Consolidated Statements of Operations..................................................4
                  Consolidated Statements of Cash Flows..................................................5
                  Consolidated Statements of Shareholder's Equity........................................6
                  Notes to Consolidated Financial Statements.............................................7

         Item 2 -   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

              Results of Operations.....................................................................11
              Cash Dividends............................................................................12
              Liquidity and Capital Resources...........................................................13
              Inflation and Exchange Rates..............................................................13

Part II       OTHER INFORMATION.........................................................................15

              Item 1  Legal Proceedings
              Item 2  Changes in Securities
              Item 3  Defaults upon Senior Securities
              Item 4  Exhibits and Reports on Form 8-K

SIGNATURE PAGE..........................................................................................16


                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                            March 31, 2000        December 31,
                                                                              Unaudited)             1999
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:

     Cash and Cash Equivalents                                               $    537               $  6,184
     Trade receivables                                                         48,925                 53,293
     Inventories                                                              164,295                118,062
     Prepaid expenses and other                                                 8,700                  6,175
     Deferred tax assets                                                       29,000                 31,000
                                                                             --------               --------
              Total current assets                                            251,457                214,714

Deferred Tax Assets                                                            15,000                 16,000
Property and Equipment, net                                                   160,015                150,922
Investments in Affiliates                                                      36,800                 38,310
Intangible Assets, net                                                         21,860                 22,081
                                                                             --------               --------

                    Total Assets                                             $485,132               $442,027
                                                                             ========               ========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts Payable                                                        $117,472               $ 91,805
     Accrued expenses                                                          96,334                128,582
     Income taxes payable                                                      15,589                 13,413
                                                                             --------               --------
              Total Current Liabilities                                       229,395                233,800

Borrowings under credit agreement                                              95,850                 40,000
                                                                             --------               --------

                    Total Liabilities                                         325,245                273,800
                                                                             --------               --------

Commitments and Contingencies (Notes 4, 6 and 7)


Shareholder's Equity:
     Common Stock                                                                 239                    242
     Additional paid-in capital                                                   444                  8,987
     Deferred compensation                                                    (6,142)                (7,818)
     Compensation payable in common stock                                           0                  5,975
     Retained earnings                                                        165,346                160,841
                                                                             --------               --------
              Total shareholder's equity                                      159,887                168,227
                                                                             --------               --------

              Total Liabilities and Shareholder's Equity                     $485,132               $442,027
                                                                             ========               ========


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED

                                                                 First Quarter
                                                                 Ended March 31
                                                              2000           1999
                                                            --------       --------
Sales                                                       $270,991       $237,769
Cost of Sales                                                206,397        181,296
                                                            --------       --------


              Gross Profit                                    64,594         56,473

Operating Expenses
     Selling and marketing                                    28,141         27,898
     Research and development                                  7,964          7,333
     General and administrative                               13,181          8,931
                                                            --------       --------
          Total operating expenses                            49,286         44,162
                                                            --------       --------

              Operating Income                                15,308         12,311

Non-Operating Expense (Income)
              Interest Expense                                 1,351            823
              Equity in income of affiliates                 (3,125)        (2,005)
              Other expense (income), net                      1,967          (564)
                                                            --------       --------

              Income before taxes                             15,115         14,057

Provision for income taxes                                     5,366          4,990
                                                            --------       --------

              Net income                                    $  9,749       $  9,067
                                                            ========       ========

Diluted Net Income Per Share                                $   0.41       $   0.36
                                                            ========       ========



                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                 2000              1999
                                                                               --------          --------
Cash Flows From Operating Activities:

  Net Income                                                                    $ 9,749           $ 9,067
  Adjustments to reconcile net income to net cash
       Depreciation and amortization                                             10,244             7,348
       Non-cash compensation                                                      3,301             1,974
       Equity in income of affiliates                                           (3,125)            (2,005)
       Deferred income taxes                                                      3,000             2,000
       Changes in current operating items
         Trade receivables                                                        4,368             3,914
         Inventories                                                            (46,233)          (56,984)
         Accounts payable                                                        25,667            25,226
         Accrued expenses                                                       (32,248)          (36,436)
         Income taxes payable                                                     2,176             8,129
         Prepaid and others, net                                                 (2,107)           (1,673)
                                                                               --------          --------

     Net cash provided by (used for) operating activities                       (25,208)          (39,440)
                                                                               --------          --------


Cash Flows from Investing Activities:
  Purchase of property and equipment                                            (19,116)          (11,425)
  Investments in affiliates, net                                                  4,635             3,967
                                                                               --------          --------

              Net cash used for investing activities                            (14,481)           (7,458)
                                                                               --------          --------

Cash Flows From Financing Activities:
  Borrowings under credit agreement                                             128,775           137,900
  Repayments under credit agreement                                             (72,925)          (71,600)
  Repurchase and retirement of common shares                                    (16,564)          (13,132)
  Cash dividends to shareholders                                                 (5,244)           (5,019)
                                                                               --------          --------

              Net cash provided by financing activities                          34,042            48,149
                                                                               --------          --------

         Increase (decrease) in cash and cash equivalents                        (5,647)            1,251
Cash and Cash Equivalents, Beginning                                              6,184             1,466
                                                                               --------          --------

Cash and Cash Equivalents, Ending                                               $   537           $ 2,717
                                                                               ========          ========


                 See Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


                            POLARIS INDUSTRIES INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In Thousands)
                                   UNAUDITED

                                                                                           Compensation
                                                             Additional                    Payable in
                                                              Paid-In        Deferred       Common         Retained
                                               Common Stock   Capital       Compensation      Stock        Earnings        Total
                                               ------------   -------       ------------      -----        --------        -----
Balance, December 31, 1999                        $242         $8,987        ($7,818)        $5,975        $160,841       $168,227
  Employee Stock Compensation                        2          8,016          1,676         (5,975)              0          3,719
  Cash Dividends Declared                            0              0              0              0          (5,244)        (5,244)
  Repurchase and Retirement of
  Common Shares                                     (5)       (16,559)             0              0               0        (16,564)

  Net Income                                         0              0              0              0           9,749          9,749
                                               ---------      ---------      ---------      ---------      ---------      ---------
Balance, March 31, 2000                        $   239      $     444      $  (6,142)        $    0        $165,346       $159,887
                                               =========      =========      =========      =========      =========      =========

                 See Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


                             POLARIS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


NOTE 2.   Inventories

          The major components of inventories are as follows (in millions):

                                March 31, 2000               December 31, 1999
                                --------------               -----------------
          Raw Materials               $35.6                           $28.0
          Service Parts                51.1                            50.6
          Finished Goods               77.6                            39.5
                                       ----                            ----
                                     $164.3                          $118.1
                                     ======                          ======


NOTE 3.   Financing Agreement

          Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.28 percent at March 31, 2000) and the agreement expires on March 31, 2002 at which time the balance is due. In 1999, Polaris entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line for a period of two years. As of March 31, 2000, total borrowings under this credit arrangement were $95.9 million and have been classified as long-term in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


NOTE 4.   Investments in Affiliates

          A wholly owned subsidiary of Polaris is a partner with Transamerica Distribution Finance ("TDF") in Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, extended service contracts and insurance to dealers, distributors and retail customers of Polaris. Polaris has a 50 percent equity interest in Polaris Acceptance and was reponsible for 50 percent of the outstanding indebtedness of Polaris Acceptance. In February 2000, the term of the partnership agreement was extended; in consideration thereof, Polaris is no longer required to guarantee the outstanding indebtedness of Polaris Acceptance.

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


NOTE 5.   Shareholder's Equity

          During the first three months of 2000, Polaris paid $16.6 million to repurchase and retire 552,000 shares of its common stock, with cash on hand and borrowings under its line of credit. Polaris has approximately 2.4 million remaining shares available to repurchase under its current Board of Directors' authorization as of March 31, 2000.

          The Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable to holders of record on February 1, 2000, which was paid on February 15, 2000.

          On April 20, 2000, the Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable on or about May 15, 2000, to holders of record on May 1, 2000.

          Net income per share for the periods ended March 31, 2000 and 1999 was calculated based on the weighted average number of common and potential common shares outstanding.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


          Basic earnings per share using SFAS No. 128 "Earnings per share" is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director plan and the ESOP. Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

                                                                                   For Three Months
                                                                                     Ended March 31,
                                                                                2000               1999
                                                                                ----               ----

          Net Income available to common shareholders                          $9,749             $9,067
                                                                               ======             ======

          Weighted average number of common                                    23,669             24,996
          shares outstanding

          Director Plan                                                            27                 21

          ESOP                                                                    170                170
                                                                               ------             ------

          Common shares outstanding - basic                                    23,866             25,187
                                                                               ======             ======

          Dilutive effect of Option Plan                                           21                 37
                                                                               ------             ------


          Common and potential common shares
          Outstanding                                                          23,887             25,224
                                                                               ======             ======

          Basic net income per share                                            $0.41              $0.36
                                                                                =====              =====
          Diluted net income per share                                          $0.41              $0.36
                                                                                =====              =====


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

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000



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


NOTE 7.   Foreign Currency Contracts

          Polaris' Canadian and Australian subsidiaries use the United States dollar as their functional currency. Canadian and Australian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average foreign exchange rate in effect. Translation and exchange gains and losses are reflected in the results of operations.

          Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies including the Japanese yen and the Euro as well as transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At March 31, 2000, Polaris had open Canadian dollar foreign exchange contracts with notional amounts totaling $66.3 million United States dollars, open Japanese yen foreign exchange contracts with notional amounts totaling $24.7 million United States dollars and open Euro foreign exchange contracts with notional amounts totaling $7.1 million United States dollars, all of which mature throughout the remainder of 2000.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000

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

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarters ended March 31, 2000 and 1999. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft
(PWC), and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $271.0 million in the first quarter of 2000, representing a 14 percent increase from $237.8 million in sales for the same period in 1999.

North American sales of ATVs and related Parts, Garments, and Accessories ("PG&A") of $203.5 million for the first quarter 2000 were 13 percent higher than $179.8 million for the comparable period in 1999. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of snowmobiles and related PG&A of $18.8 million for the first quarter 2000 were 19 percent higher than $15.9 million for the comparable period in 1999. The increase is primarily due to higher shipments of snowmobile related PG&A during the first quarter of 2000.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


North American sales of PWC and related PG&A of $21.8 million for the first quarter 2000 were 18 percent higher than $18.4 million for the comparable period in 1999. The increase is primarily related to the timing of new model PWC shipments in 2000 as compared to the prior year period.

North American sales of Victory motorcycles and related PG&A of $11.2 million for the first quarter 2000 were nine percent higher than $10.3 million for the comparable period in 1999. The increase relates to an increase in Victory shipments in response to higher retail sales compared to the prior year period.

International sales of snowmobiles, ATVs, PWC and related PG&A of $15.7 million for the first quarter 2000 were 17 percent higher than $13.4 million for the comparable period in 1999 primarily as a result of increased unit shipments across all product lines.

Gross profit of $64.6 million in the first quarter of 2000 represents a 14 percent increase from gross profit of $56.5 million for the same period in 1999. This increase in gross profit dollars was primarily the result of higher sales volume. The gross profit margin percentage remained at 23.8 percent for the first quarter of 2000, the same as the first quarter of 1999. Gross profit margin percentage was flat due to a number of offsetting factors. On the positive side, Victory cost reductions and lower warranty costs due to quality improvements have increased gross margins. These increases were offset by the negative impact of Japanese yen exchange rates and increased amortization of tooling costs during the first quarter 2000 when compared to the prior year period.

Operating expenses in the first quarter of 2000 increased 12 percent to $49.3 million from the comparable 1999 period, but as a percentage of sales decreased to 18.2 percent for the first quarter of 2000 compared to 18.6 percent for the same period in 1999. The higher levels of operating expenses are related to planned increases in areas such as PG&A sales and marketing, information technology and deferred stock compensation programs.

Non-operating expenses increased in the first quarter of 2000 from the comparable period in 1999 primarily as a result of an asset write down and lease termination costs related to the move from the previous headquarters building which more than offset the higher income generated by the investment in Polaris Acceptance.


Cash Dividends

On January 20, 2000, the Polaris board of Directors declared a regular cash dividend of $0.22 per share payable to holders of record on February 1, 2000, which was paid on February 15, 2000.

On April 20, 2000, the Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable on or about May 15, 2000, to holders of record on May 1, 2000.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


Liquidity and Capital Resources

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.28 percent at March 31, 2000) and the agreement expires on March 31, 2002 at which time the balance is due. In 1999, Polaris entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line for a period of two years. As of March 31, 2000, total borrowings under this credit arrangement were $95.9 million and have been classified as long-term in the accompanying consolidated balance sheets.

During the first three months of 2000, Polaris paid $16.6 million to repurchase and retire 552,000 shares of its common stock with cash on hand and borrowings under its line of credit. As of March 31, 2000, Polaris has approximately 2.4 million remaining shares available to repurchase under its Board of Directors' authorization.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the remainder of 2000. At this time, management is not aware of any factors that would have a materially adverse impact in cash flow beyond 2000.


Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

In 1999, purchases totaling 16 percent of Polaris' cost of sales were from yen-denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen since mid-1998 has resulted in higher raw material purchase prices. Polaris' cost of sales in the first quarter ended March 31, 2000 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1999. Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 2000 when compared to the same periods in 1999.

Polaris operates in Canada through a wholly owned subsidiary. Since late in the third quarter of 1999, strengthening of the Canadian dollar in relationship to the U.S. dollar has resulted in higher gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate positively impacted the gross margin achieved in the first quarter of 2000 and when compared to the same periods in 1999. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on cost of sales during the remaining periods of 2000 when compared to the same periods in 1999.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, the Euro and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 2000, Polaris had open Japanese yen, Euro and Canadian dollar foreign exchange hedging contracts that mature throughout 2000.

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

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings
          None

          Item 2 - Changes in Securities
          None

          Item 3 - Defaults upon Senior Securities
          None

          Item 4 - Exhibits and Reports on Form 8-K
          (a)        Exhibits
                     Exhibit 27 - Financial Data Schedule

          (b)        Reports on Form 8-K
                     None

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2000


POLARIS INDUSTRIES INC.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           POLARIS INDUSTRIES INC.
                                           (Registrant)




Date:             May 8, 2000              /s/ Thomas C. Tiller
                                           --------------------
                                           Thomas C. Tiller
                                           President and Chief Executive Officer


Date:             May 8, 2000              /s/ Michael W. Malone
                                           ---------------------
                                           Michael W. Malone
                                           Vice President, Finance, Chief
                                           Financial Officer, and Secretary
                                           (Principal Financial and Chief
                                           Accounting Officer)