Form 10-Q
period 2000-06-30
POLARIS INDUSTRIES INC/MN
filed 2000-08-11
CIK 931015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended         JUNE 30, 2000
                                  ------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number                  1-11411
                       ---------------------------------------------------------

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

    2100 Highway 55, Medina, MN 55340
--------------------------------------------------------------------------------
    (Address of principal executive offices)    (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         As of August 8, 2000, 23,898,117 shares of Common Stock of the issuer were outstanding.

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                     For Quarter Period Ended June 30, 2000


                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
Part I   FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets................................................................ 3
              Consolidated Statements of Operations...................................................... 4
              Consolidated Statements of Cash Flows...................................................... 5
              Consolidated Statements of Shareholder's Equity............................................ 6
              Notes to Consolidated Financial Statements................................................. 7

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

              Results of Operations...................................................................... 11
              Cash Dividends............................................................................. 13
              Liquidity and Capital Resources............................................................ 13
              Inflation and Exchange Rates............................................................... 14

Part II       OTHER INFORMATION.......................................................................... 15

              Item 1     Legal Proceedings
              Item 2     Changes in Securities
              Item 3     Defaults upon Senior Securities
              Item 4     Submission of Matters to a Vote of Security Holders
              Item 6     Exhibits and Reports on Form 8-K

SIGNATURE PAGE.......................................................................................... 16

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                    June 30, 2000            December 31,
                                                                     (Unaudited)                1999
---------------------------- --------------------------------- ------------------------ -----------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                               $  5,560               $  6,184
     Trade receivables                                                         51,293                 53,293
     Inventories                                                              169,158                118,062
     Prepaid expenses and other                                                 7,676                  6,175
     Deferred tax assets                                                       32,000                 31,000
                                                                             --------               --------
              Total current assets                                            265,687                214,714

Deferred Tax Assets                                                            15,000                 16,000
Property and Equipment, net                                                   161,087                150,922
Investments in Affiliates                                                      36,598                 38,310
Intangible Assets, net                                                         21,639                 22,081
                                                                             --------               --------

                    Total Assets                                             $500,011               $442,027
                                                                             ========               ========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts Payable                                                        $110,373               $ 91,805
     Accrued expenses                                                         105,895                128,582
     Income taxes payable                                                      24,386                 13,413
                                                                             --------               --------
              Total Current Liabilities                                       240,654                233,800

Borrowings under credit agreement                                              90,000                 40,000
                                                                             --------               --------

                    Total Liabilities                                         330,654                273,800
                                                                             --------               --------

Commitments and Contingencies (Notes 4, 6 and 7)


Shareholder's Equity:
     Common Stock                                                                 238                    242
     Additional paid-in capital                                                     0                  8,987
     Deferred compensation                                                    (4,236)                (7,818)
     Compensation payable in common stock                                           0                  5,975
     Retained earnings                                                        173,355                160,841
                                                                             --------               --------
              Total shareholder's equity                                      169,357                168,227
                                                                             --------               --------

              Total Liabilities and Shareholder's Equity                     $500,011               $442,027
                                                                             ========               ========


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED


                                                                   Second Quarter                  For the Six Months
                                                                    Ended June 30                     Ended June 30
                                                                2000           1999               2000            1999
                                                                ----           ----               ----            ----
Sales                                                       $342,785       $324,308           $613,776        $562,077
Cost of Sales                                                257,291        249,405            463,688         430,701
                                                            --------       --------           --------        --------

              Gross Profit                                    85,494         74,903            150,088         131,376

Operating Expenses
     Selling and marketing                                    40,057         31,619             68,198          59,517
     Research and development                                  8,101          8,233             16,065          15,566
     General and administrative                               13,852         11,631             27,033          20,562
                                                            --------       --------           --------        --------
          Total operating expenses                            62,010         51,483            111,296          95,645
                                                            --------       --------           --------        --------

              Operating Income                                23,484         23,420             38,792          35,731

Non-Operating Expense (Income)
              Interest Expense                                 2,164          1,551              3,515           2,374
              Equity in income of affiliates                 (3,272)        (1,928)            (6,397)         (3,933)
              Other expense (income), net                      (505)            376              1,462           (188)
                                                            --------       --------           --------        --------

              Income before taxes                             25,097         23,421             40,212          37,478

Provision for income taxes                                     8,909          8,315             14,275          13,305
                                                            --------       --------           --------        --------

              Net income                                    $ 16,188       $ 15,106           $ 25,937        $ 24,173
                                                            ========       ========           ========        ========

Diluted Net Income Per Share                                $   0.68       $   0.60           $   1.09        $   0.96
                                                            ========       ========           ========        ========


                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                   2000              1999
                                                                                   ----              ----
Operating Activities:
  Net Income                                                                   $ 25,937          $ 24,173
  Adjustments to reconcile net income to net cash
       Depreciation and amortization                                             22,536            18,514
       Non-cash compensation                                                      6,571             5,665
       Equity in income of affiliates                                           (6,397)           (3,933)
       Changes in current operating items
         Trade receivables                                                        2,000             6,509
         Inventories                                                           (51,096)          (56,875)
         Accounts payable                                                        18,568            32,032
         Accrued expenses                                                      (22,687)          (23,088)
         Income taxes payable                                                    10,973            15,765
         Prepaid and others, net                                                  (686)           (2,266)
                                                                               --------          --------

     Net cash from operating activities                                           5,719            16,496
                                                                               --------          --------


Investing Activities:
  Purchase of property and equipment                                           (32,259)          (22,932)
  Investments in affiliates, net                                                  8,109             5,162
                                                                               --------          --------

              Net cash used for investing activities                           (24,150)          (17,770)
                                                                               --------          --------

Financing Activities:
  Borrowings under credit agreement                                             222,500           264,625
  Repayments under credit agreement                                           (172,500)         (224,025)
  Repurchase and retirement of common shares                                   (21,792)          (19,720)
  Cash dividends to shareholders                                               (10,401)           (9,987)
                                                                               --------          --------

              Net cash from financing activities                                 17,807            10,893
                                                                               --------          --------

         Increase (decrease) in cash and cash equivalents                         (624)             9,619
Cash and Cash Equivalents, Beginning                                              6,184             1,466
                                                                               --------          --------

Cash and Cash Equivalents, Ending                                              $  5,560          $ 11,085
                                                                               ========          ========


                 See Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000


                             POLARIS INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In Thousands)
                                    UNAUDITED


                                                                                        Compensation
                                                    Additional                            Payable in
                                         Common        Paid-In             Deferred           Common      Retained
                                          Stock        Capital         Compensation            Stock      Earnings         Total
                                          -----        -------         ------------            -----      --------         -----

Balance, December 31, 1999             $    242       $  8,987             $(7,818)         $  5,975      $160,841      $168,227

   Employee Stock Compensation                3          9,776                3,582          (5,975)             0         7,386

   Cash Dividends Declared                    0              0                    0                0      (10,401)      (10,401)

   Repurchase and Retirement
   of Common Shares                         (7)       (18,763)                    0                0       (3,022)      (21,792)

   Net Income                                 0              0                    0                0        25,937        25,937
                                       --------       --------             --------         --------      --------      --------
Balance, June 30, 2000                 $    238       $      0             $(4,236)         $      0      $173,355      $169,357
                                       ========       ========             ========         ========      ========      ========


                 See Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000


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


NOTE 2.       Inventories

              The major components of inventories are as follows (in millions):

                                                                       June 30, 2000               December 31, 1999
                                                                       -------------               -----------------

              Raw Materials                                                   $ 31.8                          $ 28.0
              Service Parts                                                     52.0                            50.6
              Finished Goods                                                    85.4                            39.5
                                                                                ----                            ----
                                                                              $169.2                          $118.1
                                                                              ======                          ======


NOTE 3.       Financing Agreement

              Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.99 percent at June 30, 2000) and the agreement expires on March 31, 2002 at which time the balance is due. In 1999 and again in 2000, Polaris entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line until July 2002 and at 7.21 percent for $18 million of borrowings under the credit line until June 2007. As of June 30, 2000, total borrowings under this credit arrangement were $90.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

NOTE 4.       Investments in Affiliates

              A wholly owned subsidiary of Polaris is a partner with Transamerica Distribution Finance ("TDF") in Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, extended service contracts and insurance to dealers, distributors and retail customers of Polaris. Polaris has a 50 percent equity interest in Polaris Acceptance and was responsible for 50 percent of the outstanding indebtedness of Polaris Acceptance. In February 2000, the term of the partnership agreement was extended; in consideration thereof, Polaris is no longer required to guarantee the outstanding indebtedness of Polaris Acceptance.

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


NOTE 5.       Shareholder's Equity

              During the first six months of 2000, Polaris paid $21.8 million to repurchase and retire 720,000 shares of its common stock, with cash on hand and borrowings under its line of credit. Polaris has approximately 2.2 million remaining shares available to repurchase under its current Board of Directors' authorization as of June 30, 2000.

              The Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable to holders of record on May 1, 2000, which was paid on May 15, 2000.

              On July 20, 2000, the Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable on or about August 15, 2000, to holders of record on August 1, 2000.

              Net income per share for the periods ended June 30, 2000 and 1999 was calculated based on the weighted average number of common and potential common shares outstanding.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000



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


                                                                     For Three Months                  For Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                       2000           1999               2000            1999
                                                                       ----           ----               ----            ----

Net Income available to common shareholders                         $16,188        $15,106            $25,937         $24,173
                                                                    =======        =======            =======         =======

Weighted average number of common                                    23,389         24,796             23,529          24,896
shares outstanding

Director Plan                                                            27             23                 27              22

ESOP                                                                    170            170                170             170
                                                                    -------        -------            -------         -------

Common shares outstanding - basic                                    23,586         24,989             23,726          25,088
                                                                    =======        =======            =======         =======

Dilutive effect of Option Plan                                           56            379                 38             208
                                                                    -------        -------            -------         -------

Common and potential common shares
Outstanding                                                          23,642         25,368             23,764          25,296
                                                                    =======        =======            =======         =======

Basic net income per share                                          $  0.69        $  0.60            $  1.09         $  0.96
                                                                    =======        =======            =======         =======
Diluted net income per share                                        $  0.68        $  0.60            $  1.09         $  0.96
                                                                    =======        =======            =======         =======


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

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

              Revenue Canada has assessed Polaris approximately $17.0 million in taxes, penalties and interest for the period January 1, 1992 through December 31, 1994 resulting from an income tax audit for that period. Revenue Canada has asserted that Polaris over charged its Canadian subsidiary for various goods and services during the audit period primarily through improper intercompany transfer pricing policies. Polaris disagrees with the assessment and is vigorously contesting it.

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

              Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies including the Japanese yen, the Euro and the Taiwan dollar as well as transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts are accounted for as hedges, thus market value gains and losses are recognized at the time of purchase or transfer of funds, respectively. The criteria to determine if hedge accounting is appropriate are (1) the designation of a hedge to an underlying exposure, (2) whether or not overall risk is reduced and (3) if there is a correlation between the value of the foreign exchange contract and the underlying exposure. Gains and losses related to purchase commitments are recorded as adjustments to cost of sales while gains and losses related to transfers of funds are recorded as other expense (income) on the accompanying statement of operations. At June 30, 2000, Polaris had open Canadian dollar foreign exchange contracts with notional amounts totaling $44.4 million U.S. dollars, open Japanese yen foreign exchange contracts with notional amounts totaling $31.8 million U.S. dollars, open Euro foreign exchange contracts with notional amounts totaling $5.5 million U.S. dollars and open Taiwan dollar foreign exchange contracts with notional amounts totaling $5.7 million U.S. dollars, all of which mature throughout the remainder of 2000.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000


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

              Polaris will be required to adopt SFAS No. 133 no later than January 1, 2001. Polaris has not quantified the impacts of adopting SFAS No. 133 on the financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

              EITF Issue No. 00-14
              The Emerging Issues Task Force recently issued a consensus pertaining to EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 establishes accounting and reporting standards for sales incentives and promotions. EITF 00-14 requires promotional expense to be recorded as a reduction of revenue or an increase in cost of sales as opposed to sales and marketing expense. Polaris will be required to adopt EITF 00-14 in the third quarter of 2000. Polaris has not quantified the impact of adopting EITF 00-14. However, EITF 00-14 is a classification change only and will not effect net income.


                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarter and year to date periods ended June 30, 2000 and 1999. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $342.8 million in the second quarter of 2000, representing a six percent increase from $324.3 million in sales for the same period in 1999.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

North American sales of ATVs and related Parts, Garments, and Accessories ("PG&A") of $208.6 million for the second quarter 2000 were 11 percent higher than $187.8 million for the comparable period in 1999. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry.

North American sales of snowmobiles and related PG&A of $92.5 million for the second quarter 2000 were three percent lower than $94.8 million for the comparable period in 1999. The decrease is primarily due to lower unit shipments to dealers after three consecutive winters of poor snow conditions.

North American sales of PWC and related PG&A of $18.8 million for the second quarter 2000 were 36 percent higher than $13.8 million for the comparable period in 1999. The increase is primarily related to higher dealer shipments in 2000 as compared to the prior year period.

North American sales of Victory motorcycles and related PG&A of $5.8 million for the second quarter 2000 were significantly lower than $14.1 million for the comparable period in 1999. The decrease relates to a reduction in Victory shipments to dealers in 2000 in response to lower than expected retail sales.

International sales of snowmobiles, ATVs, PWC and related PG&A of $17.1 million for the second quarter 2000 were 24 percent higher than $13.8 million for the comparable period in 1999 primarily as a result of increased unit shipments of ATVs, PG&A and PWC.

Sales increased to $613.8 million for the year-to-date period ended June 30, 2000, representing a nine percent increase from $562.1 million sales for the same period in 1999. The sales increase was primarily due to strong ATV demand.

Gross profit of $85.5 million in the second quarter of 2000 represents a 14 percent increase over gross profit of $74.9 million for the same period in 1999. This increase in gross profit dollars was the result of higher sales volume and an increase in the gross margin percentage to 24.9 percent for the second quarter of 2000 from 23.1 percent for the comparable 1999 period. The increase in the gross profit margin percentage was primarily due to margin expansion in the ATV product line and the sales mix benefit of the increase in PG&A sales partially offset by the negative impact of Japanese yen exchange rates during the second quarter 2000 when compared to the prior year period.

Gross profit of $150.1 million in the year-to-date period ended June 30, 2000 represents a 14 percent increase over gross profit of $131.4 million for the same period in 1999. This increase in gross profit dollars resulted primarily from higher sales volumes in the current year period. The gross profit margin increased to 24.5 percent for the year-to-date period ended June 30, 2000 as compared to 23.4 percent for the year-to-date period in 1999. This increase in gross profit margin percentage is primarily due to improvements in ATV and Victory product lines driven by product cost reductions partially offset by the negative impact of Japanese yen exchange rates and increased tooling cost amortization.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

Operating expenses in the second quarter of 2000 increased 20 percent to $62.0 million from the comparable 1999 period, and as a percentage of sales increased to 18.1 percent for the second quarter of 2000 compared to 15.9 percent for the same period in 1999. Operating expenses in the year-to-date period ended June 30, 2000 increased 16 percent to $111.3 million from the comparable 1999 period and as a percentage of sales increased to 18.1 percent for the six months ended June 30, 2000 compared to 17.0 percent for the same period in 1999. The higher levels of operating expenses are related to additional Victory advertising and sales promotion expenses as well as planned increases in areas such as PG&A sales and marketing and information technology.

Non-operating income increased in the second quarter of 2000 from the comparable period in 1999 primarily as a result of higher income generated by the Company's investment in Polaris Acceptance.

Cash Dividends

The Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable to holders of record on May 1, 2000, which was paid on May 15, 2000.

On July 20, 2000, the Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable on or about August 15, 2000, to holders of record on August 1, 2000.

Liquidity and Capital Resources

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.99 percent at June 30, 2000) and the agreement expires on March 31, 2002 at which time the balance is due. In 1999 and again in 2000, Polaris entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line until July 2002 and at 7.21 percent for $18 million of borrowings under the credit line until June 2007. As of June 30, 2000, total borrowings under this credit arrangement were $90.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

During the first six months of 2000, Polaris paid $21.8 million to repurchase and retire 720,000 shares of its common stock with cash on hand and borrowings under its line of credit. As of June 30, 2000, Polaris has approximately 2.2 million remaining shares available to repurchase under its Board of Directors' authorization.

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

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

In 1999, purchases totaling 16 percent of Polaris' cost of sales were from yen-denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen since mid-1998 has resulted in higher raw material purchase prices. Polaris' cost of sales in the second quarter and year-to-date periods ended June 30, 2000 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1999. Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 2000 when compared to the same periods in 1999.

Polaris operates in Canada through a wholly owned subsidiary. Since late in the third quarter of 1999, strengthening of the Canadian dollar in relationship to the U.S. dollar has resulted in higher gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate positively impacted the gross margin achieved in the second quarter and year-to-date periods ended June 30, 2000, when compared to the same periods in 1999. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on cost of sales during the remaining periods of 2000 when compared to the same periods in 1999.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 2000, Polaris had open Japanese yen, Euro, Taiwan dollar and Canadian dollar foreign exchange hedging contracts that mature throughout 2000.

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

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

PART II.      OTHER INFORMATION

              Item 1 - Legal Proceedings
              None

              Item 2 - Changes in Securities
              None

              Item 3 - Defaults upon Senior Securities
              None

              Item 4 - Submission of Matters to a Vote of Security Holders The company held its annual meeting of shareholders on May 18, 2000. Proxies for matters to be voted upon at the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the Annual Meeting:

              1. To elect the following nominees as Class III Directors for a new term of three years and until their successors are duly elected and qualified:

                                                                  Votes For         Withheld Authority
                                                                  ---------         ------------------

              Gregory R. Palen                                   20,381,011                238,544
              W. Hall Wendel, Jr.                                20,367,567                251,989
              Richard A. Zona                                    20,364,622                254,934


              The terms of the following directors continued after the meeting:
              Andris A. Baltins, Raymond A. Biggs, Beverly F. Dolan, Robert S. Moe, Bruce A. Thomson and Thomas C. Tiller.

              Item 6 - Exhibits and Reports on Form 8-K
              (a)      Exhibits
                       Exhibit 27 - Financial Data Schedule

              (b)      Reports on Form 8-K
                       On May 25, 2000 the Company filed a Current Report on Form 8-K announcing that its Board of Directors had adopted a shareholder rights plan on May 18, 2000.

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                   June 30, 2000

POLARIS INDUSTRIES INC.


                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           POLARIS INDUSTRIES INC.
                                           (Registrant)




Date:             August 8, 2000           ---------------------------------
                                           Thomas C. Tiller
                                           President and Chief Executive Officer


Date:             August 8, 2000           ---------------------------------
                                           Michael W. Malone
                                           Vice President, Finance, Chief
                                           Financial Officer, and Secretary
                                           (Principal Financial and Chief
                                           Accounting Officer)