Form 10-Q
period 2000-09-30
POLARIS INDUSTRIES INC/MN
filed 2000-11-14
CIK 931015

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

      (Mark one)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM               TO
                                               -------------    -----------

                         COMMISSION FILE NUMBER 1-11411

                             POLARIS INDUSTRIES INC.
             (Exact Name of Registrant as Specified in its Charter)

               MINNESOTA                                 41-1790959
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization                  Identification No.)

        2100 Highway 55, Medina, MN                         55340
 (Address of principal executive offices)                 (Zip Code)

      (Registrant's telephone number, including area code)  (763) 542-0500

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

        As of November 8, 2000, 23,714,197 shares of Common Stock of the issuer were outstanding.

--------------------------------------------------------------------------------

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                   For Quarter Period Ended September 30, 2000


                                TABLE OF CONTENTS

                                                                            PAGE
Part I  FINANCIAL INFORMATION                                               ----

        Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets.........................................3
           Consolidated Statements of Operations...............................4
           Consolidated Statements of Cash Flows...............................5
           Consolidated Statements of Shareholder's Equity.....................6
           Notes to Consolidated Financial Statements..........................7

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations..............................................12
           Cash Dividends.....................................................13
           Liquidity and Capital Resources....................................14
           Inflation and Exchange Rates.......................................14

        Item 3 - Quantitative and Qualitative Disclosures on Market Risk......15

Note regarding forward-looking statements.....................................15


Part II OTHER INFORMATION.....................................................16

           Item 1     Legal Proceedings
           Item 2     Changes in Securities
           Item 3     Defaults upon Senior Securities
           Item 4     Submission of Matters to a Vote of Security Holders
           Item 6     Exhibits and Reports on Form 8-K


SIGNATURE PAGE................................................................17

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                           Sept. 30, 2000    December 31, 1999
                                                            (Unaudited)
----------------------------------------------------------------------------------------------

ASSETS
Current Assets:
    Cash and cash equivalents                                  $ 5,854            $ 6,184
    Trade receivables                                           82,702             53,293
    Inventories                                                171,012            118,062
    Prepaid expenses and other                                   7,165              6,175
    Deferred tax assets                                         35,000             31,000
                                                                ------             ------
           Total current assets                                301,733            214,714

Deferred Tax Assets                                             14,000             16,000
Property and Equipment, net                                    163,411            150,922
Investments in Affiliates                                       44,462             38,310
Intangible Assets, net                                          21,417             22,081
                                                                ------             ------

                 Total Assets                                 $545,023           $442,027
                                                              ========           ========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                          $126,189           $ 91,805
    Accrued expenses                                           131,969            128,582
    Income taxes payable                                        26,324             13,413
                                                                ------             ------
           Total current liabilities                           284,482            233,800

Borrowings under credit agreement                               70,000             40,000
                                                                ------             ------

                 Total Liabilities                             354,482            273,800
                                                               -------            -------

Commitments and Contingencies (Notes 4, 6 and 7)


Shareholder's Equity:
    Common stock                                                   237                242
    Additional paid-in capital                                       0              8,987
    Deferred compensation                                       (3,544)            (7,818)
    Compensation payable in common stock                             0              5,975
    Retained earnings                                          193,848            160,841
                                                               -------            -------
           Total shareholder's equity                          190,541            168,227
                                                               -------            -------

           Total Liabilities and Shareholder's
Equity                                                        $545,023           $442,027
                                                              ========           ========



                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED


                                                    Third Quarter           For the Nine Months
                                                   Ended Sept. 30              Ended  Sept. 30
                                                  2000        1999           2000          1999
                                                  ----        ----           ----          ----

Sales                                           $396,962    $388,883     $1,010,738      $950,960
Cost of Sales                                    289,245     287,595        752,933       718,296
                                                 -------     -------        -------       -------

           Gross profit                          107,717     101,288        257,805       232,664

Operating Expenses
     Selling and marketing                        44,124      40,698        112,322       100,215
     Research and development                      7,964       7,149         24,029        22,715
     General and administrative                   11,618      11,487         38,651        32,049
                                                  ------      ------         ------        ------
          Total operating expenses                63,706      59,334        175,002       154,979
                                                  ------      ------        -------       -------

           Operating income                       44,011      41,954         82,803        77,685

Nonoperating Expense (Income)
           Interest expense                        2,416       1,188          5,931         3,562
           Equity in (income) of                  (3,952)     (2,447)       (10,349)       (6,380)
             affiliates
           Other expense (income), net               172         968          1,634           780
                                                     ---         ---          -----           ---

           Income before taxes                    45,375      42,245         85,587        79,723

Provision for Income Taxes                        16,109      14,996         30,384        28,301
                                                  ------      ------         ------        ------

           Net income                            $29,266     $27,249        $55,203       $51,422
                                                 =======     =======        =======       =======

Diluted Net Income Per Share                       $1.24       $1.10          $2.33         $2.05
                                                   =====       =====          =====         =====



                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED


                                                                   For the Nine Months
                                                                     Ended Sept. 30,
                                                                  2000            1999
                                                                  ----            ----
Operating Activities:
  Net income                                                     $55,203       $51,422
  Adjustments to reconcile net income to net cash
       Depreciation and amortization                              34,443        29,587
       Noncash compensation                                        8,729         8,517
       Equity in (income) of affiliates                          (10,349)       (6,380)
       Deferred income taxes                                      (2,000)       (2,000)
       Changes in current operating items
        Trade receivables                                        (29,409)      (25,743)
        Inventories                                              (52,950)      (37,631)
        Accounts payable                                          34,384        36,914
        Accrued expenses                                           3,387         1,470
        Income taxes payable                                      12,911        18,267
        Prepaid and others, net                                      299        (1,919)
                                                                  ------       -------

     Net cash from operating activities                           54,648        72,504
                                                                  ------        ------


Investing Activities:
  Purchase of property and equipment                             (46,268)      (39,204)
  Investments in affiliates, net                                   4,197        (2,641)
                                                                --------      --------

             Net cash used for investing activities              (42,071)      (41,845)
                                                                --------      --------

Financing Activities:
  Borrowings under credit agreement                              356,750       381,350

  Repayments under credit agreement                             (326,750)     (351,850)
  Repurchase and retirement of common shares                     (27,368)      (43,532)
  Cash dividends to shareholders                                 (15,539)      (14,923)
                                                                --------      --------

             Net cash from financing activities                  (12,907)      (28,955)
                                                                --------      --------

        Increase (decrease) in cash and cash equivalents            (330)        1,704
Cash and Cash Equivalents, Beginning                               6,184         1,466
                                                                --------      --------

Cash and Cash Equivalents, Ending                                 $5,854        $3,170
                                                                ========      ========




                 See Notes to Consolidated Financial Statements

                            POLARIS INDUSTRIES INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In Thousands)
                                   UNAUDITED


                                                   Additional                     Compensation
                                         Common      Paid-In         Deferred       Payable in    Retained
                                          Stock      Capital     Compensation     Common Stock    Earnings      Total
                                          -----      -------     ------------     -------------  ---------   --------
Balance, December 31, 1999                 $242       $8,987          ($7,818)          $5,975    $160,841   $168,227
   Employee stock compensation                4       11,715            4,274           (5,975)          0     10,018
   Cash dividends declared                    0            0                0                0     (15,539)   (15,539)
   Repurchase and retirement
   of common shares                          (9)     (20,702)               0                0      (6,657)   (27,368)
   Net income                                 0            0                0                0      55,203     55,203
                                              -            -                -                -      ------     ------
Balance, September 30, 2000                $237           $0          $(3,544)              $0    $193,848   $190,541
                                           ====           ==         ========               ==    ========   ========





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


NOTE 2.    Inventories

           The major components of inventories are as follows (in millions):

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------
           Raw Materials                        $33.2               $28.0
           Parts, Garments & Accessories         51.2                50.6
           Finished Goods                        86.6                39.5
                                               ------              ------
                                               $171.0              $118.1
                                               ======              ======


NOTE 3.    Financing Agreement

           Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.93 percent at September 30, 2000) and the arrangement expires on March 31, 2002 at which time the balance is due. In addition, Polaris has an unsecured discretionary line of credit arrangement with maximum available borrowings of $10.0 million. This arrangement expires on May 31, 2001.

           In 1999 and again in 2000, Polaris entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line until July 2002 and at 7.21 percent for $18 million of borrowings under the credit line until June 2007. As of September 30, 2000, total borrowings under the bank line of credit arrangement were $70.0 million and have been classified as long-term in the accompanying consolidated balance sheets.


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


NOTE 5.    Shareholder's Equity

           During the first nine months of 2000, Polaris paid $27.4 million to repurchase and retire 886,200 shares of its common stock, with cash on hand and borrowings under its line of credit. Polaris has approximately 2.1 million remaining shares available to repurchase under its current Board of Directors' authorization as of September 30, 2000.

           The Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable to holders of record on August 1, 2000, which was paid on August 15, 2000.

           On October 19, 2000, the Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable on or about November 15, 2000, to holders of record on November 1, 2000.

           In May 2000, the Polaris Board of Directors adopted a shareholder rights plan. Under the plan, a dividend of preferred stock purchase rights will become excercisable if a person or group should acquire 15 percent or more of the company's stock. The dividend will consist of one purchase right for each outstanding share of the Company's common stock held by shareholders of record on June 1, 2000.

           Net income per share for the periods ended September 30, 2000 and 1999 was calculated based on the weighted average number of common and potential common shares outstanding.

           Basic earnings per share using SFAS No. 128 "Earnings per share" is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director plan and the Employee Stock Ownership Plan (ESOP). Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):



                                                         For Three Months           For Nine Months
                                                          Ended Sept. 30,           Ended Sept. 30,
                                                         2000        1999           2000        1999
                                                         ----        ----           ----        ----
Net Income available to common shareholders            $29,266     $27,249         $55,203     $51,422
                                                       =======     =======         =======     =======

Weighted average number of common                       23,183      24,400          23,413      24,730
shares outstanding

Director Plan                                               26          24              27          23

ESOP                                                       170         170             170         170
                                                        ------      ------         -------      ------

Common shares outstanding - basic                       23,379      24,594          23,610      24,923
                                                        ======      ======          ======      ======

Dilutive effect of Option Plan                             163         113              80         176
                                                        ------      ------          ------      ------

Common and potential common shares
Outstanding                                             23,542      24,707          23,690      25,099
                                                        ======      ======          ======      ======

Basic net income per share                               $1.25       $1.11           $2.34       $2.06
                                                         =====       =====           =====       =====
Diluted net income per share                             $1.24       $1.10           $2.33       $2.05
                                                         =====       =====           =====       =====

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


NOTE 7.    Foreign Currency Contracts

           Polaris' Canadian and Australian subsidiaries use the United States dollar as their functional currency. Canadian and Australian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average foreign exchange rate in effect. Translation and exchange gains and losses are reflected in the results of operations.

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

           At September 30, 2000, Polaris had open Canadian dollar foreign exchange contracts with notional amounts totaling $3.0 million U.S. dollars, open Japanese yen foreign exchange contracts with notional amounts totaling $29.0 million U.S. dollars, and open Euro foreign exchange contracts with notional amounts totaling $1.7 million U.S. dollars, all of which mature throughout the remainder of 2000.


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

           Polaris will be required to adopt SFAS No. 133 no later than January 1, 2001. Polaris is in the process of quantifying the impacts of adopting SFAS No. 133 on the financial statements and, currently, does not expect it to have a material effect on its financial statements.

           EITF Issue No. 00-14

           The Emerging Issues Task Force recently issued a consensus pertaining to EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 establishes accounting and reporting standards for sales incentives and promotions. EITF 00-14 requires promotional expense to be recorded as a reduction of revenue or an increase in cost of sales as opposed to sales and marketing expense. Polaris will be required to adopt EITF 00-14 in the fourth quarter of 2000. Polaris has not quantified the impact of adopting EITF 00-14. However, EITF 00-14 is a classification change and will not effect net income.

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarter and year to date periods ended September 30, 2000 and 1999. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


Results of Operations

Sales were $397.0 million in the third quarter of 2000, representing a two percent increase from $388.9 million in sales for the same period in 1999.

North American sales of ATVs and related Parts, Garments, and Accessories ("PG&A") of $218.8 million for the third quarter 2000 were 14 percent higher than $191.6 million for the comparable period in 1999. The increase is related to increased unit sales reflecting the continuing growth in the ATV industry as well as initial shipments of our youth ATVs partially offset by a product mix driven average per unit sales price decrease.

North American sales of snowmobiles and related PG&A of $144.0 million for the third quarter 2000 were 13 percent lower than $165.7 million for the comparable period in 1999. The decrease is primarily due to lower unit shipments to dealers after three consecutive winters of poor snow conditions. The average per unit sales price for the quarter remained flat compared to third quarter 1999.

North American sales of PWC and related PG&A of $3.4 million for the third quarter 2000 were 26 percent lower than $4.6 million for the comparable period in 1999. The decrease is related to lower unit sales primarily due to the timing of shipments, which are typically low in the third quarter due to model year changeover.

North American sales of Victory motorcycles and related PG&A of $3.2 million for the third quarter 2000 were 34 percent lower than $4.9 million for the comparable period in 1999. The decrease relates to a reduction in Victory shipments to dealers in 2000 in response to lower than expected retail sales. Shipments in the third quarter are typically low due to model year changeover.

International sales of snowmobiles, ATVs, PWC, Victory motorcycles and related PG&A of $27.6 million for the third quarter 2000 were 25 percent higher than $22.1 million for the comparable period in 1999 primarily due to increased shipments of ATVs and PG&A into markets outside of North America.

Sales increased to $1,010.7 million for the year-to-date period ended September 30, 2000, representing a six percent increase from $951.0 million sales for the same period in 1999. The sales increase was primarily due to strong ATV demand partially offset by lower snowmobile shipments.

Gross profit of $107.7 million in the third quarter of 2000 represents a six percent increase over gross profit of $101.3 million for the same period in 1999. This increase in gross profit dollars was the result of higher sales volume and an increase in the gross profit margin percentage to 27.1 percent for the third quarter of 2000 from 26.0 percent for the comparable 1999 period. The increase in the gross profit margin percentage was primarily due to cost reductions in the snowmobile product line and the sales mix benefit of an increase in PG&A sales partially offset by the negative impact of Japanese yen exchange rates during the third quarter 2000 when compared to the prior year period.

Gross profit of $257.8 million in the year-to-date period ended September 30, 2000 represents an 11 percent increase over gross profit of $232.7 million for the same period in 1999. This increase in gross profit dollars resulted primarily from higher sales volumes in the current year period. The gross profit margin increased to 25.5 percent for the year-to-date period ended September 30, 2000 as compared to 24.5 percent for the year-to-date period in 1999. This increase in gross profit margin percentage is primarily due to improvements in ATV product cost reductions, the sales mix benefits of an increase in higher margin sales of PG&A items and lower warranty costs partially offset by the negative impact of Japanese yen exchange rates and increased tooling cost amortization.

Operating expenses in the third quarter of 2000 increased seven percent to $63.7 million from the comparable 1999 period, and as a percentage of sales increased to 16.0 percent for the third quarter of 2000 compared to 15.3 percent for the same period in 1999. Operating expenses in the year-to-date period ended September 30, 2000 increased 13 percent to $175.0 million from the comparable 1999 period and as a percentage of sales increased to 17.3 percent for the nine months ended September 30, 2000 compared to 16.3 percent for the same period in 1999. The higher levels of operating expenses are related to additional Victory motorcycle and ATV advertising and sales promotion expenses as well as planned increases in areas such as PG&A sales and marketing and information technology during each of the 2000 periods.

Non-operating income increased in the third quarter of 2000 from the comparable period in 1999 primarily as a result of higher income generated by the Company's investment in Polaris Acceptance, which is the primary component of equity in income of affiliates. This non-operating income increase is partially offset by higher interest expense due to increased seasonal borrowing requirements.


Cash Dividends

The Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable to holders of record on August 1, 2000, which was paid on August 15, 2000.

On October 19, 2000, the Polaris Board of Directors declared a regular cash dividend of $0.22 per share payable on or about November 15, 2000, to holders of record on November 1, 2000.

Liquidity and Capital Resources

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (6.93 percent at September 30, 2000) and the arrangement expires on March 31, 2002 at which time the balance is due. In addition, Polaris has an unsecured discretionary line of credit arrangement with maximum available borrowings of $10.0 million. This arrangement expires on May 31, 2001.

In 1999 and again in 2000, Polaris entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line until July 2002 and at 7.21 percent for $18 million of borrowings under the credit line until June 2007. As of September 30, 2000, total borrowings under this credit arrangement were $70.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

During the first nine months of 2000, Polaris paid $27.4 million to repurchase and retire 886,200 shares of its common stock with cash on hand and borrowings under its line of credit. As of September 30, 2000, Polaris has approximately
2.1 million remaining shares available to repurchase under its Board of Directors' authorization.

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

In 1999, purchases totaling 16 percent of Polaris' cost of sales were from yen-denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen since mid-1998 has resulted in higher raw material purchase prices. Polaris' cost of sales in the third quarter and year-to-date periods ended September 30, 2000 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 1999. Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining period of 2000 when compared to the same period in 1999.

Polaris operates in Canada through a wholly owned subsidiary. Since late in the third quarter of 1999, strengthening of the Canadian dollar in relationship to the U.S. dollar has resulted in higher gross margin levels on a comparable basis. The fluctuation of the Canadian dollar exchange rate positively impacted the gross margin achieved in the third quarter and year-to-date periods ended September 30, 2000, when compared to the same periods in 1999. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on cost of sales during the remaining period of 2000 when compared to the same period in 1999.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 2000, Polaris had open Japanese yen, Euro, and Canadian dollar foreign exchange hedging contracts that mature in the fourth quarter of 2000.


                                     Item 3
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for a complete discussion on the Company's market risk. There have been no material changes to the market risk information included in the Company's 1999 annual report on Form 10-K.


Note Regarding Forward Looking Statements

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

           None


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


                                           POLARIS INDUSTRIES INC.
                                           (Registrant)




Date:     November 8, 2000                 /s/ Thomas C. Tiller
                                           --------------------
                                           Thomas C. Tiller
                                           President and Chief Executive Officer


Date:     November 8, 2000                 /s/ Michael W. Malone
                                           ------------------------------------
                                           Michael W. Malone
                                           Vice President, Finance, Chief
                                           Financial Officer, and Secretary
                                           (Principal Financial and Chief
                                           Accounting Officer)