Form 10-K
period 2000-12-31
POLARIS INDUSTRIES INC/MN
filed 2001-03-28
CIK 931015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                      OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                  OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                      OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-11411

                            POLARIS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                     MINNESOTA                                     41-1790959
           (State or other jurisdiction                           (IRS employer
         of incorporation or organization)                     identification no.)

            2100 HIGHWAY 55 MEDINA, MN                                55340
     (Address of principal executive offices)                      (Zip Code)

                  (763) 542-0500
          (Registrant's telephone number,
               including area code)

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

Yes  X      No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock of the registrant as of March 1, 2001 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (21,949,780 shares) was approximately $1,047,004,506.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 1, 2001, 23,577,066 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 furnished to the Securities and Exchange Commission (the "2000 Annual Report") are incorporated by reference into Parts II and III of this Form 10-K.

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2001 filed with the Securities and Exchange Commission (the "2001 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Polaris designs, engineers and manufactures all terrain vehicles ("ATVs"), snowmobiles, motorcycles and personal watercraft ("PWC") and markets them, together with related replacement parts, garments and accessories ("PG&A") through dealers and distributors principally located in the United States, Canada and Europe. Sales of ATVs, snowmobiles, motorcycles, PWC and PG&A accounted for the following approximate percentages of Polaris' sales for the periods indicated.

              YEAR ENDED DECEMBER 31                  ATVS    SNOWMOBILES    MOTORCYCLES    PWC    PG&A
              ----------------------                  ----    -----------    -----------    ---    ----
2000..............................................    59%         22%             1%        5%     13%
1999..............................................    57%         24%             3%        4%     12%
1998..............................................    56%         27%             1%        4%     12%

INDUSTRY BACKGROUND

     All Terrain Vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

     ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki entered the North American market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier entered in 1998. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Polaris estimates that the industry grew 19% with approximately 775,000 ATVs sold worldwide during the calendar year 2000.

     Snowmobiles. In the early 1950s, a predecessor to Polaris produced a "gas powered sled" which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

     Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates industry sales of snowmobiles on a worldwide basis were approximately 213,000 units for the season ended March 31, 2000.

     Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standards.

     Polaris entered the worldwide motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales more than doubled from 1993 to 1999. Polaris estimates the cruiser market grew 20% in 2000 with approximately 220,000 cruiser motorcycles sold in the U.S. market. Other major cruiser motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

     Personal Watercraft. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two, three or four passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, the number of PWC sold peaked at approximately 225,000 units in 1996. Polaris estimates worldwide industry retail sales for PWC were approximately 120,000 units for the season ended September 30, 2000. Other major PWC manufacturers are Bombardier, Yamaha, and Kawasaki.

PRODUCTS

     All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris' line of ATVs consisting of eighteen models includes general purpose, sport and four-wheel drive utility models, with 2001 suggested retail prices ranging from approximately $1,900 to $7,600. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris has a six-wheel off-road utility vehicle and the Polaris RANGER, a six-wheel off-road side by side utility and recreational vehicle. In early 2001, Polaris expanded its utility line with an all surface loader product.

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

     For the year ended December 31, 2000, sales of ATVs accounted for approximately 59% of Polaris' sales.

     Snowmobiles. Polaris produces a full line of snowmobiles, consisting of twenty-nine models, ranging from youth to utility and economy models to performance and competition models. The 2001 model year suggested United States retail prices range from approximately $1,900 to $9,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it is the worldwide market share leader.

     Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for commercial use in snowmobiles, including independent front suspension, variable transmission, hydraulic disc brakes, liquid cooled engines and brakes and a three cylinder engine.

     For the year ended December 31, 2000, sales of snowmobiles accounted for approximately 22% of Polaris' sales.

     Motorcycles. In 1998, Polaris began manufacturing a V-twin cruiser motorcycle, the "Victory V92C." Design and assembly of the engine is performed in Polaris' Osceola, Wisconsin facility and final assembly is completed at Polaris' Spirit Lake, Iowa facility. The two facilities provide sufficient capacity to handle the production of Victory motorcycles. In 1999, Polaris introduced its second model, a sport cruiser, the Victory V92SC and in 2000, introduced its third model, the Victory Deluxe. The 2001 model year Victory motorcycle suggested United States retail prices range from approximately $13,400 to $14,400.

     For the year ended December 31, 2000, sales of Victory motorcycles accounted for approximately 1% of Polaris' sales.

     Personal Watercraft. Polaris entered the personal watercraft market in 1992. Polaris' 2001 line of PWC consists of eight models across the touring, performance and racing segments. Management believes that its models had the industry's first three-cylinder engines developed specifically for PWC and that its models were the first to comply with EPA 2006 requirements. The 2001 model year suggested United States retail prices for Polaris' PWC range from approximately $6,100 to $9,000.

     For the year ended December 31, 2000, sales of PWC accounted for approximately 5% of Polaris' sales.

     Parts, Garments and Accessories. Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs, motorcycles and PWC. ATV accessories include products such as winches, mowers, blades, cargo racks, utility trailers, sprayers, seeders, tires, oils, and lubricants. Snowmobile accessories include products such as luggage, covers, tow hitches, hand warmers, specialized instrumentation, reverse gear, electric start, special traction products, cargo racks, oils, and lubricants.

     Polaris also markets a full line of recreational clothing, which includes suits, helmets, gloves, boots, hats, sweaters and jackets for its snowmobile, ATV, motorcycle and PWC lines. The clothing is designed to Polaris' specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors under the Polaris brand name.

     For the year ended December 31, 2000, sales of PG&A accounted for approximately 13% of Polaris' sales.

MANUFACTURING OPERATIONS

     Polaris' products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs, motorcycles and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, motorcycles, and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris' work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs, motorcycles and PWC. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1998, Victory motorcycle production began at Polaris' Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain Victory operations, including engine assembly, seat manufacturing, and the bending of frame tubes are conducted at the Osceola, Wisconsin facility. In 2000, Polaris began an expansion and renovation of its Roseau manufacturing facility to increase capacity and production flexibility in order to meet its growth goals.

     In 1998, Polaris completed construction of a plastic injection molding facility adjacent to the Roseau, Minnesota facility. This is a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs.

     Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. ("Fuji"), Fuji had been the exclusive manufacturer of Polaris' two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris' ATV products since their introduction in the spring of 1985 and also supplies engines for certain of Polaris PWC products. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its relationship, interruption in the supply of engines would adversely affect Polaris' production pending the continued development of substitute supply arrangements.

     Since 1995, Polaris has been designing and producing its own engines for selected models of PWC, snowmobiles and all Victory motorcycles. Polaris purchased a building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines. In addition, in 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. ("Robin"). Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

     Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

     A contract carrier ships Polaris' products from its manufacturing facilities.

PRODUCTION SCHEDULING

     Polaris' products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers often throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year's production of snowmobiles are placed by the dealers in the spring. Orders for PWC are placed by the dealers in autumn after meetings with dealers and distributors. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is substantially sold to dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for each of snowmobiles, ATVs, motorcycles and PWC and incorporated into production scheduling.

     In 2000, Polaris began testing a dealer inventory replenishment program for ATV dealers, where Polaris continually restocks the dealer inventory of a particular model upon the completion of a retail sale to the consumer, rather than taking dealers orders periodically throughout the year. Polaris intends to expand this program throughout North America gradually in 2001.

     Manufacture of snowmobiles commences in the spring and continues through late autumn or early winter. Polaris manufactures PWC during the fall, winter and spring months. Since 1993, Polaris has had the ability to manufacture ATVs year round. Motorcycle manufacturing began in 1998 and continues year round.

SALES AND MARKETING

     Polaris products are sold through a network of nearly 2,000 dealers in North America and 52 distributors in 121 countries.

     With the exception of Illinois, upper Michigan and eastern Wisconsin, where Polaris sells its snowmobiles through an independent distributor, Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. With the exception of France, snowmobile sales in Europe and other offshore markets are handled through independent distributors. See Note 1 of Notes to Consolidated Financial Statements for discussion of international operations.

     Many dealers and distributors of Polaris snowmobiles also distribute Polaris' ATVs and PWC. At the end of 2000, approximately 800 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

     In 1999, Polaris acquired its distributor in Australia and New Zealand and now distributes its products in those countries through its wholly owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products in France through its wholly owned subsidiary.

     Victory motorcycles are distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which most of the current 350 Victory dealers were selected. Polaris expects to develop a Victory dealer network of approximately 500 to 600 dealers over the next three to four years.

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

     In 1996, Polaris entered into a partnership agreement with Transamerica Distribution Finance ("TDF") to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris' dealers and distributors. In 1999, Polaris Acceptance began providing other financial services to dealers, distributors and retail customers such as retail financing and extended service contracts. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance and was responsible for 50% of the outstanding indebtedness of Polaris Acceptance. In February 2000, the term of the partnership agreement was extended; in consideration thereof, Polaris is no longer required to guarantee the outstanding indebtedness of Polaris Acceptance.

     Polaris has arrangements with Polaris Acceptance and GE Commercial Corporation (Australia), to provide floor plan financing for its dealers and distributors. Substantially all of Polaris' North American sales of snowmobiles, ATVs, PWC, motorcycles and related PG&A are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer and distributor financing and is required to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded a sales return allowance because it has not been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

     Polaris has historically not directly financed the purchase of its products by consumers. In 1999, Polaris made consumer financing available through its Polaris Acceptance joint venture. Polaris is not obligated to repurchase products related to the retail financing programs but will share in the losses of the program through its 50% equity interest in Polaris Acceptance.

     Polaris desires to create an awareness of the Polaris brand among the non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. The company has currently licensed the production and sale of a range of items, including go-karts, die cast toys, video games, and numerous other products. The Company's licensing activity provides it with a valuable source of advertising.

     During 2000, Polaris established an e-commerce site, Purepolaris.com, to sell clothing and accessories over the internet directly to consumers. The site has been developed with a unique revenue sharing arrangement with the dealers.

     Polaris' marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. From time to time, Polaris makes available discount or rebate programs or other incentives for its dealers and distributors to remain price competitive in order to accelerate reduction of dealer inventories. Polaris advertises its products directly using print advertising in the industry press and in user group publications, on billboards, and, less extensively, on television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. Polaris also co-sponsors a race car on the NASCAR auto racing circuit. Each season, Polaris produces a promotional film for each of its products, which is available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

     Polaris expended for sales and marketing approximately $122.0 million in 2000, $112.1 million in 1999, and $92.7 million in 1998. These amounts were included as a component of operating expenses in the period incurred.

ENGINEERING, RESEARCH AND DEVELOPMENT, AND NEW PRODUCT INTRODUCTION

     Polaris employs approximately 340 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Polaris believes the Company and its predecessors were the first to develop, for commercial use, independent front end suspension for snowmobiles, long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, "on demand" four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs, and the diesel fuel powered ATV.

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

     Polaris expended for research and development approximately $32.4 million in 2000, $31.3 million in 1999, and $28.4 million in 1998. These amounts were included as a component of operating expenses in the period incurred.

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

     Laws and regulations have been promulgated or are under consideration in a number of states relating to the use or manner of use of Polaris products. State approved trails and recreational areas for snowmobile and ATV use have been developed in response to environmental and safety concerns. Some states may pass legislation and local ordinances or regulations have been and may from time to time be considered which restrict the use of PWC to specified hours and locations. Polaris is unable to predict the outcome of such actions or the possible effect on its PWC business. Polaris has supported laws and regulations pertaining to safety and noise abatement. Polaris believes that its products would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of the product and how to protect the environment.

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

     On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety, which was confirmed in a ten-year Consent Decree in April 1988. In April 1998, the Consent Decree with the CPSC expired. Polaris has filed with the CPSC a Voluntary Action Plan under which Polaris undertook to continue various activities including age recommendations, warning labels, point of purchase materials, hands on training and an information education effort. Polaris also agreed to continue dealer monitoring for ascertaining dealer compliance with safety obligations including age recommendations and training requirements. Polaris conditions its ATV warranties described below under "Warranty" on completion of the mandatory "hands on" consumer training program. In December 1998, the CPSC issued a resolution commending Polaris and certain other industry members for their ATV Action Plans.

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

     In 1997, Polaris signed an agreement with Outboard Marine Corporation ("OMC") licensing the Ficht fuel injection technology. During 1998, Polaris began production of a new Genesis PWC model utilizing the Ficht technology which complies with the EPA 2006 emission requirements. During 2000, OMC filed for bankruptcy and in early 2001, Bombardier Inc. acquired the Ficht technology. Polaris has entered into a license agreement with Bombardier for the Ficht fuel injection technology. This technology may be used in other Polaris vehicles to meet emission standards in the future, particularly in Polaris vehicles with two-cycle engines. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its operations.

     Victory motorcycles are subject to federal and state emissions, vehicle safety and other standards. Polaris believes that its motorcycles comply fully with all such applicable standards and related regulations.

PRODUCT LIABILITY

     Polaris' product liability insurance limits and coverages were adversely affected by the general decline in the availability of liability insurance starting in 1985. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeds its self-insured retention. Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 2000, Polaris has paid an aggregate of approximately $6.5 million in product liability claims and accrued $6.0 million at December 31, 2000 for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris' financial condition. See Note 7 of Notes to Consolidated Financial Statements.

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

EMPLOYMENT

     Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2000, Polaris employed an average of approximately 3,560 persons. Approximately 1,240 of its employees are salaried. Polaris considers its relations with its personnel to be excellent. Polaris' employees have not been represented by a union since July 1982.

ITEM 2. PROPERTIES

     The following sets forth the Company's material facilities as of December 31, 2000.

                                                                     OWNED OR    SQUARE
LOCATION                            FACILITY TYPE/USE                 LEASED     FOOTAGE
--------                            -----------------                --------    -------
Roseau, Minnesota.................  Whole Goods Manufacturing          Owned     509,000
Osceola, Wisconsin................  Component Parts Manufacturing      Owned     190,000
Spirit Lake, Iowa.................  Whole Goods Manufacturing          Owned     223,000
Osceola, Wisconsin................  Engine Manufacturing               Owned      90,000
Roseau, Minnesota.................  Injection Molding                  Owned      58,000
Vermillion, South Dakota..........  Distribution Center                Owned     250,000
Medina, Minnesota.................  Headquarters                       Owned     130,000
Winnipeg, Manitoba................  Office and Warehouse              Leased      42,000
Spirit Lake, Iowa.................  Warehouse                         Leased      10,000
Mount Gambier, Australia..........  Warehouse                         Leased      12,000
Passy, France.....................  Office and Warehouse               Owned       3,500

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names of the executive officers of the Company as of March 8, 2001, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

NAME                                                AGE                    TITLE
----                                                ---                    -----
W. Hall Wendel, Jr..............................    58     Chairman of the Board
Thomas C. Tiller................................    39     Chief Executive Officer and President
Jeffrey A. Bjorkman.............................    41     Vice President - Operations
John B. Corness.................................    46     Vice President - Human Resources
Michael W. Malone...............................    42     Vice President - Finance, Chief
                                                           Financial Officer and Secretary
Richard R. Pollick..............................    61     Vice President - International
Thomas H. Ruschhaupt............................    52     Vice President - Sales and Service

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

     Mr. Tiller was named President and Chief Operating Officer of the Company in July 1998. In 1999, Mr. Tiller was promoted to his present position of Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.

     Mr. Bjorkman has been Vice President - Operations of the Company since July 2000. Mr. Bjorkman had been Vice President - Manufacturing since January 1995, and prior thereto held positions of Plant Manager and Manufacturing Engineering Manager since July 1990. Prior to joining Polaris, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

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

     Mr. Pollick has been Vice President - International of the Company since September 1999. Prior to joining Polaris, Mr. Pollick was employed by The Toro Company in various management positions for nineteen years.

     Mr. Ruschhaupt has been Vice President -- Sales and Service of the Company since March 1998. Prior to joining Polaris, Mr. Ruschhaupt was employed by Goodyear Tire and Rubber Corporation in various management positions for twenty years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Investor Information" included in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Data" included in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis" included in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis -- Inflation and Exchange Rates" and Note 1 to the financial statements of the Registrant, included in the Company's 2000 Annual Report, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant, included in the Company's 2000 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets December 31, 2000 and 1999.

     Consolidated Statements of Operations Years Ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Shareholders' Equity Years Ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999, and 1998.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant

     The information under the caption "Election of Directors Information Concerning Nominees and Directors" in the Company's 2001 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant

     Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers of the Registrant."

     (c) Compliance with Section 16(a) of the Exchange Act

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Information" and "Election of Directors -- Directors' Remuneration" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Consolidated Financial Statements

     Information concerning financial statements of Polaris Industries Inc. included in the Company's 2000 Annual Report are incorporated by reference to this Report under Item 8 "Financial Statements and Supplementary Data".

          (2) Financial Statement Schedules

     All supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

          (3) Exhibits

     The Exhibits to this Report are listed in the Exhibit Index on page E-1.

     A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 13, 2001, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

     (c) Exhibits

          Included in Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 16, 2001.

                                          POLARIS INDUSTRIES INC.

                                          By:    /s/ W. HALL WENDEL JR.
                                            ------------------------------------
                                                     W. Hall Wendel Jr.
                                                   Chairman of the Board

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

                SIGNATURE                                      TITLE                           DATE
                ---------                                      -----                           ----

         /s/ W. HALL WENDEL, JR.              Chairman and Director                       March 16, 2001
------------------------------------------
           W. Hall Wendel, Jr.

           /s/ THOMAS C. TILLER               Chief Executive Officer and Director        March 16, 2001
------------------------------------------    (Principal Executive Officer)
             Thomas C. Tiller

          /s/ MICHAEL W. MALONE               Vice President Finance, Chief Financial     March 16, 2001
------------------------------------------    Officer and Secretary (Principal
            Michael W. Malone                 Financial and Accounting Officer)

                    *                         Director                                    March 16, 2001
------------------------------------------
            Andris A. Baltins

                    *                         Director                                    March 16, 2001
------------------------------------------
             Raymond J. Biggs

                    *                         Director                                    March 16, 2001
------------------------------------------
             Beverly F. Dolan

                    *                         Director                                    March 16, 2001
------------------------------------------
            William E. Fruhan

                    *                         Director                                    March 16, 2001
------------------------------------------
              Robert S. Moe

                    *                         Director                                    March 16, 2001
------------------------------------------
             Gregory R. Palen

                    *                         Director                                    March 16, 2001
------------------------------------------
          J. Richard Stonesifer

                    *                         Director                                    March 16, 2001
------------------------------------------
              R. M. Schreck

                    *                         Director                                    March 16, 2001
------------------------------------------
             Bruce A. Thomson

                    *                         Director                                    March 16, 2001
------------------------------------------
             Richard A. Zona

        *By: /s/ THOMAS C. TILLER                                                         March 16, 2001
  -------------------------------------
            (Thomas C. Tiller
            Attorney-in-Fact)

     Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

                            POLARIS INDUSTRIES INC.
                       EXHIBIT INDEX TO ANNUAL REPORT ON
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  3.(a)       Articles of Incorporation of Polaris Industries Inc. ("the
              Company"), as amended, incorporated by reference to Exhibit
              3(a) to the Company's Registration Statement on Form S-4
              (No. 33-55769) (the "Form S-4").
    (b)       Bylaws of the Company, incorporated by reference to Exhibit
              3(b) to the Form S-4.
  4.(a)       Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
    (b)       Rights Agreement, dated as of May 18, 2000 between the
              Company and Norwest Bank Minnesota, N.A. (now Wells Fargo
              Bank Minnesota, N.A.), as Rights Agent, incorporated by
              reference to Exhibit 4.1 to the Company's Registration
              Statement on Form 8-A, filed on May 25, 2000.
 10.(a)       Agreement for Deferred Compensation and Disability Income
              and Amendment No. 1 thereto with W. Hall Wendel, Jr.
              incorporated by reference to Exhibit 10 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1994.
    (b)       [RESERVED]
    (c)       Polaris 401(K) Retirement Savings Plan, incorporated by
              reference to the Company's Registration Statement on Form
              S-8 filed with the Securities and Exchange Commission on
              January 11, 2000 (No. 333-94451)
    (d)       Polaris Industries Inc. Employee Stock Ownership Plan
              effective January 1, 1997 incorporated by reference to
              Exhibit 10(a) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1997.
    (e)       Polaris Industries Inc. 1999 Broad Based Stock Option Plan
              incorporated by reference to the Company's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on May 5, 1999 (No. 333-77765)
    (f)       Management Bonus Plan, incorporated by reference to Exhibit
              10(j) to the Form S-1.
    (g)       Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form
              S-8 filed with the Securities and Exchange Commission on
              June 12, 1995 (No. 33-60157).
    (h)       Polaris Industries Inc. Deferred Compensation Plan for
              Directors incorporated by reference to Exhibit 10(h) to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1995.
    (i)       Joint Venture Agreement between the Company and Transamerica
              Commercial Finance Corporation, now known as Transamerica
              Distribution Finance ("TDF") dated February 7, 1996
              incorporated by reference to Exhibit 10(i) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995.
    (j)       Manufacturer's Repurchase Agreement between the Company and
              Polaris Acceptance dated February 7, 1996 incorporated by
              reference to Exhibit 10(j) to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1995.
    (k)       Credit Agreement by and between the Company and First Bank
              National Association and Bank of America Illinois and First
              Union National Bank of North Carolina, Dated May 8, 1995
              incorporated by reference to Exhibit 10 to the Company's
              Quarterly Report on Form 10-Q dated May 15, 1995.
    (l)       [RESERVED]

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    (m)       Shareholder Agreement with Fuji Heavy Industries LTD.,
              incorporated by reference to Exhibit 10(m) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1994.
    (n)       Registration Rights Agreement between and among the Company,
              Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I
              Group Inc., incorporated by reference to Exhibit 10(1) to
              the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994.
    (o)       Amended and Restated Polaris Industries Inc. 1996 Restricted
              Stock Plan, incorporated by reference to the Company's
              Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 7, 1996 (No. 333-05463).
    (p)       Polaris Industries Inc. Employee Stock Purchase Plan,
              incorporated by reference to the Company's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on February 3, 1997 (No. 333-21007).
    (q)       Form of Change of Control Agreement entered into with
              executive officers of Company incorporated by reference to
              Exhibit 10(q) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1996.
    (r)       [RESERVED]
    (s)       Employment Agreement between the Company and Thomas Tiller incorporated by reference to Exhibit 10(s) to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30,
              1998.
    (t)       Fifth Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated
              August 24, 1998, incorporated by reference to Exhibit 10(t)
              to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1998.
    (u)       Sixth Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated
              December 7, 1998, incorporated by reference to Exhibit 10(u)
              to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1998.
    (v)       Seventh Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated May
              10, 1999, incorporated by reference to Exhibit 10(v) to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1999.
    (w)       Eighth Amendment to Credit Agreement by and between the
              Company and U.S. Bank National Association et al. Dated
              December 22, 1999, incorporated by reference to Exhibit
              10(w) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1999.
    (x)       First Amendment to Joint Venture Agreement between the
              Company and TDF dated June 30, 1999, incorporated by
              reference to Exhibit 10(x) to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1999.
    (y)       Second Amendment to Joint Venture Agreement between the
              Company and TDF dated February 24, 2000, incorporated by
              reference to Exhibit 10(y) to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1999.
   13.        Portions of the Annual Report to Security Holders for the
              Year Ended December 31, 2000 included pursuant to Note 2 to
              General Instruction G.
   21.        Subsidiaries of Registrant.
   23.        Consent of Arthur Andersen LLP.
   24.        Power of Attorney.