Form 10-Q
period 2001-03-31
POLARIS INDUSTRIES INC/MN
filed 2001-05-10
CIK 931015

                                                                       FORM 10-Q
                                                  For the Quarterly Period Ended
                                                                  March 31, 2001

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 2001
                               ---------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------

Commission File Number                  1-11411
                       --------------------------------------------------


                             Polaris Industries Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Minnesota                                      41-1790959
  --------------------------------                      -------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization                        Identification No.)

    2100 Highway 55, Medina, MN                                 55340
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (763) 542-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No
                                        -----                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 7, 2001, 23,451,501 shares of Common Stock of the issuer were outstanding.


================================================================================

                             POLARIS INDUSTRIES INC.
                                    FORM 10-Q
                     For Quarter Period Ended March 31, 2001


                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
Part I  FINANCIAL INFORMATION

        Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets................................................3
           Consolidated Statements of Operations......................................4
           Consolidated Statements of Cash Flows......................................5
           Consolidated Statements of Shareholders' Equity
                and Comprehensive Income..............................................6
           Notes to Consolidated Financial Statements.................................7

        Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

           Results of Operations.....................................................12
           Cash Dividends............................................................13
           Liquidity and Capital Resources...........................................13
           Inflation and Exchange Rates..............................................14

        Item 3 - Quantitative and Qualitative Disclosures on Market Risk.............16

Note regarding forward-looking statements............................................16


Part II  OTHER INFORMATION...........................................................17

           Item 1     Legal Proceedings
           Item 2     Changes in Securities
           Item 3     Defaults upon Senior Securities
           Item 4     Submission of Matters to a Vote of Security Holders
           Item 6     Exhibits and Reports on Form 8-K


SIGNATURE PAGE.......................................................................18

                             POLARIS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          March 31, 2001      December 31,
                                                            (Unaudited)          2000
                                                          --------------      ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                 $  1,871           $  2,369
    Trade receivables                                           73,328             56,130
    Inventories                                                211,199            143,491
    Prepaid expenses and other                                   6,402              4,922
    Deferred tax assets                                         37,912             34,000
                                                              --------           --------
           Total current assets                                330,712            240,912

Deferred Tax Assets                                             11,358             11,384
Property and Equipment, net                                    171,915            167,864
Investments in Affiliates                                       41,599             48,318
Intangible Assets, net                                          21,461             21,708
                                                              --------           --------

                 Total Assets                                  577,045           $490,186
                                                              ========           ========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                           129,967             89,498
    Accrued expenses                                           116,799            132,989
    Income taxes payable                                        20,323             15,897
                                                              --------           --------
           Total current liabilities                           267,089            238,384

Borrowings under credit agreement                              109,556             47,068
                                                              --------           --------

                 Total Liabilities                             376,645            285,452
                                                              --------           --------

Commitments and Contingencies (Notes 4, 6 and 7)


Shareholders' Equity:
    Common stock                                                   234                235
    Additional paid-in capital                                       0                  0
    Deferred compensation                                       (2,407)            (3,300)
    Retained earnings                                          207,986            207,613
    Accumulated other comprehensive income                      (5,413)               186
                                                              --------           --------
           Total shareholders' equity                          200,400            204,734
                                                              --------           --------

           Total Liabilities and Shareholders'
Equity                                                        $577,045           $490,186
                                                              ========           ========



                     See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                    UNAUDITED

                                                        First Quarter Ended          First Quarter Ended
                                                           March 31, 2001               March 31, 2000
                                                        -------------------          -------------------
Sales                                                         $ 294,021                   $ 279,072
Cost of Sales                                                   228,185                     217,525
                                                              ---------                   ---------
     Gross profit                                                65,836                      61,547
Operating Expenses
     Selling & marketing                                         28,915                      25,094
     Research & development                                       8,478                       7,964
     General & administrative                                    13,154                      13,181
                                                              ---------                   ---------
          Total operating expenses                               50,547                      46,239
                                                              ---------                   ---------
Operating Income                                                 15,289                      15,308
  Non-operating Expense (Income)
     Interest expense                                             2,112                       1,351
     Equity in income of affiliates                              (3,414)                     (3,125)
     Other expense (income), net                                    678                       1,967
                                                              ---------                   ---------
     Income before income taxes                                  15,913                      15,115

Provision for Income Taxes                                        5,490                       5,366
                                                              ---------                   ---------

     Net income                                               $  10,423                   $   9,749
                                                              =========                   =========

Basic Net Income Per Share                                    $    0.45                   $    0.41
                                                              =========                   =========
Diluted Net Income Per Share                                  $    0.44                   $    0.41
                                                              =========                   =========







                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    UNAUDITED

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                             --------------------
                                                                               2001       2000
                                                                             --------    -------
Operating Activities:
  Net income                                                                 $ 10,423    $ 9,749
  Adjustments to reconcile net income to net cash used for operating activities
       Depreciation and amortization                                           11,520     10,244
       Noncash compensation                                                     2,888      3,301
       Equity in (income) of affiliates                                        (3,414)    (3,125)
       Deferred income taxes                                                   (3,886)     3,000
       Changes in current operating items
        Trade receivables                                                     (17,198)     4,368
        Inventories                                                           (67,708)   (46,233)
        Accounts payable                                                       40,469     25,667
        Accrued expenses                                                      (16,190)   (32,248)
        Income taxes payable                                                    4,426      2,176
        Prepaid and others, net                                                (6,738)    (2,107)
                                                                             --------    -------

     Net cash used for operating activities                                   (45,408)   (25,208)
                                                                             --------    -------


Investing Activities:
  Purchase of property and equipment                                          (15,325)   (19,116)
  Investments in affiliates, net                                               10,133      4,635
                                                                             --------    -------

             Net cash used for investing activities                            (5,192)   (14,481)
                                                                             --------    -------

Financing Activities:
  Borrowings under credit agreement                                           154,000    128,775
  Repayments under credit agreement                                           (91,512)   (72,925)
  Repurchase and retirement of common shares                                   (7,410)   (16,564)
  Cash dividends to shareholders                                               (5,746)    (5,244)
  Proceeds from the Exercise of Common Stock Options                              770          0
                                                                             --------    -------

             Net cash from financing activities                                50,102     34,042
                                                                             --------    -------

        Increase (decrease) in cash and cash equivalents                         (498)    (5,647)
Cash and Cash Equivalents, Beginning                                            2,369      6,184
                                                                             --------    -------

Cash and Cash Equivalents, Ending                                            $  1,871    $   537
                                                                             ========    =======



                     See Notes to Consolidated Financial Statements

                                POLARIS INDUSTRIES INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (In Thousands)
                                    UNAUDITED

                                                                                               Accumulated
                                                   Additional                                        Other
                                          Common      Paid-In        Deferred    Retained    Comprehensive
                                           Stock      Capital    Compensation    Earnings           Income        Total
                                          ------   ----------    ------------    --------    -------------     --------
Balance, December 31, 2000                  $235           --        $(3,300)    $207,613             $186     $204,734

  Employee stock compensation                 --        3,105            893           --               --        3,998

  Cash dividends declared                     --           --             --       (5,746)              --       (5,746)

  Repurchase and retirement
   of common shares                           (1)      (3,105)            --       (4,304)                       (7,410)

  Comprehensive Income Net of Tax:

    Net Income                                                                     10,423

    Foreign currency translation                                                                       (70)
    adjustment

    Effect of adoption of                                                                           (2,544)
    SFAS No. 133

    Unrealized loss on                                                                              (2,985)
    derivative instruments

  Total Comprehensive Income                                                                                      4,824
                                          ------   ----------    -----------     --------    -------------     --------
Balance, March 31, 2001                     $234           --        $(2,407)    $207,986          $(5,413)    $200,400
                                          ======   ==========    ===========     ========    =============     ========









                 See Notes to Consolidated Financial Statements

                             POLARIS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), motorcycle and the parts garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


NOTE 2.    Inventories

           The major components of inventories are as follows (in millions):

                                                           March 31, 2001     December 31, 2000
                                                           --------------     -----------------
           Raw Materials & Purchased Components                    $ 38.4                $ 27.7
           Parts, Garments & Accessories                             52.6                  50.4
           Finished Goods                                           120.2                  65.4
                                                                   ------                ------
                                                                   $211.2                $143.5
                                                                   ======                ======


NOTE 3.    Financing Agreement

           Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (5.61 percent at March 31, 2001). In April 2001, Polaris obtained an unsecured discretionary line of credit with maximum borrowings of $50 million. The Company is in the process of renegotiating and extending its line of credit arrangements and anticipates closing on a new bank facility during the second quarter, 2001.

           Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line until July 2002 and at
           7.21 percent for $18 million of borrowings under the credit line until June 2007. As of March 31, 2001, total borrowings under the bank line of credit arrangement were $109.6 million and have been classified as long-term in the accompanying consolidated balance sheets.


NOTE 4.    Investments in Affiliates

           A wholly owned subsidiary of Polaris is a partner with Transamerica Distribution Finance ("TDF") in Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, extended service contracts and insurance to dealers, distributors and retail customers of Polaris. Polaris has a 50 percent equity interest in Polaris Acceptance.

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


NOTE 5.    Shareholder's Equity

           During the first three months of 2001, Polaris paid $7.4 million to repurchase and retire 155,400 shares of its common stock, with cash on hand and borrowings under its line of credit. Polaris has approximately 1.6 million remaining shares available to repurchase under its current Board of Directors' authorization as of March 31, 2001.

           The Polaris Board of Directors voted to increase the regular cash dividend from $0.22 to $0.25 per share payable on February 15, 2001, to shareholders of record on February 1, 2001.

           The Polaris Board of Directors also declared a regular cash dividend of $0.25 per share payable on or about May 15, 2001, to holders of record on May 1, 2001.

           Net income per share for the periods ended March 31, 2001 and 2000 was calculated based on the weighted average number of common and potential common shares outstanding.

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

                                                                 For Three Months
                                                                  Ended March 31,
                                                                 -----------------
                                                                   2001      2000
                                                                 -------   -------
Net Income available to common shareholders                      $10,423   $ 9,749
                                                                 =======   =======

Weighted average number of common                                 22,952    23,669
shares outstanding

Director Plan                                                         30        27

ESOP                                                                 170       170
                                                                 -------   -------

Common shares outstanding - basic                                 23,152    23,866
                                                                 =======   =======

Dilutive effect of Restricted Stock and Option Plans                 534        21
                                                                 -------   -------

Common and potential common shares
Outstanding                                                       23,686    23,887
                                                                 =======   =======

Basic net income per share                                       $  0.45   $  0.41
                                                                 =======   =======
Diluted net income per share                                     $  0.44   $  0.41
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


NOTE 7.    Accounting for Derivative Instruments and Hedging Activities

           Polaris adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

           Interest Rate Swap Agreements

           At January 1, 2001, Polaris had two interest rate swap agreements on $38 million of long term debt. One swap agreement, related to $18 million of debt and expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. Initial adoption of SFAS 133 resulted in the recording of a liability for the fair value of this swap agreement of $1.3 million. The offset is recorded in the equity section as a component of Accumulated Other Comprehensive Income net of tax of $0.8 million and the tax effect of $0.5 million is recorded in Current Deferred Tax Assets. At March 31, 2001, the interest rate swap's fair value was a liability of $1.8 million.

           The other swap agreement, related to $20 million of debt and expiring in July 2002, does not meet the criteria for hedge accounting. Initial adoption of SFAS 133 resulted in the recording of a liability of $0.1 million with the offset recorded as an expense.

           Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges.

           At January 1, 2001, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $65.0 million U.S. dollars. Initial adoption of SFAS 133 resulted in the recording of a liability of $2.6 million for the fair value of the foreign exchange contracts. The offset is recorded in the equity section as a component of Accumulated Other Comprehensive Income net of tax of $1.7 million and the tax effect of $0.9 million is recorded in Current Deferred Tax Assets. At March 31, 2001, the interest rate swap's fair value was a liability of $1.8 million. At March 31, 2001, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $85.0 million U.S. dollars and a fair value of a liability of $6.7 million.

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation ("Polaris" or the "Company") for the quarter ended March 31, 2001 and 2000. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.


Results of Operations

Sales were $294.0 million in the first quarter of 2001, representing a five percent increase from $279.1 million in sales for the same period in 2000.

Sales of ATVs were $192.8 million for the first quarter 2001, five percent lower than $203.6 million for the comparable period in 2000. The decrease is related to the higher than usual dealer and consumer promotional and advertising activity employed by several competitors, which resulted in Polaris' retail sales not keeping pace with the ATV industry growth during the first quarter 2001. The average per unit sales price for the first quarter 2001 was slightly lower than the prior year due to a change in the mix of products, as more youth ATVs were sold in the first quarter 2001 compared to the first quarter 2000.

Snowmobile sales of $19.2 million for the first quarter 2001 were significantly higher than the $1.7 million for the comparable period in 2000. The increase can be attributed to more normal snowfall this past season and the excitement of a new custom order program, Snow Check Select, both of which have boosted interest in the up-coming 2002 model year snowmobiles.

Sales of PWC were $26.1 million for the first quarter 2001, an increase of eight percent over first quarter 2000 sales of $24.2 million. The increase is primarily related to timing of new model shipments in 2001 compared to the prior year in an effort to have product available at dealerships earlier in the retail sales season. The average unit sales price remained flat for the first quarter 2001 compared to the first quarter 2000.

Sales of Victory motorcycles were $5.6 million for the first quarter 2001, a 45 percent decrease from $10.1 million for the comparable period in 2000. The decrease relates to timing of shipments of the 2001 model units compared to the prior year. An unusually heavy percentage of calendar 2000 motorcycles were shipped in the first quarter 2000. The average per unit sales price for the first quarter 2001 was slightly lower due to higher promotional activities in the 2001 period.

Parts, garments and accessories sales were $50.3 million for the first quarter 2001, an increase of 27 percent from $39.5 million for the first quarter of 2000. The increase can be attributed to the improved snowfall this past winter, which generated a longer snowmobile riding season as well as new product offerings that have been introduced across each product line over the last few years.

Gross profits for the first quarter 2001 increased seven percent to $65.8 million or 22.4 percent of sales compared $61.5 million or 22.1 percent of sales for the first quarter of 2000. This increase in gross profit dollars was primarily the result of higher sales volume.

The increase in the gross margin percentage for the first quarter 2001 is the result of sales mix improvements from the higher level of parts, garments and accessories sold during the quarter as well as the increased snowmobile sales, each of which generate a higher gross margin percentage. These improvements were partially offset by higher promotional expense related to the ATV business and a stronger U.S. dollar in relation to the Canadian dollar versus the prior year.

Operating expenses in the first quarter of 2001 increased nine percent to $50.5 million from the comparable 2000 expense of $46.2 million, and as a percentage of sales increased to 17.2 percent for the first quarter of 2001 compared to
16.6 percent for the same period in 2000. The increase in expenses as a percentage of sales is primarily the result of higher ATV advertising costs incurred in the first quarter and increased costs related to initiatives in PG&A and dealer development.

The income tax provision rate for the first quarter 2001 was 34.5 percent, a reduction from 35.5 percent in the first quarter last year. The revised rate is a result of tax planning activities and is the anticipated income tax provision rate for the full year 2001.

Cash Dividends

During the first quarter 2001, the Polaris Board of Directors approved an increase in the regular cash dividend from $0.22 to $0.25 per share payable to holders of record on February 1, 2001, which was paid on February 15, 2001.

The Polaris Board of Directors declared a regular cash dividend of $0.25 per share payable on or about May 15, 2001, to holders of record on May 1, 2001.

Liquidity and Capital Resources

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million. Interest is charged at rates based on LIBOR or "prime" (5.61 percent at March 31, 2001).

In April 2001, Polaris obtained an unsecured discretionary line of credit with maximum borrowings of $50 million. The Company is in the process of renegotiating and extending its line of credit arrangements and anticipates closing on a new bank facility during the second quarter 2001.

Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 5.80 percent for $20 million of borrowings under the credit line until July 2002 and at 7.21 percent for $18 million of borrowings under the credit line until June 2007.

As of March 31, 2001, total borrowings under this credit arrangement were $109.6 million and have been classified as long-term in the accompanying consolidated balance sheets.

During the first three months of 2001, Polaris paid $7.4 million to repurchase and retire 155,400 shares of its common stock with cash on hand and borrowings under its line of credit. As of March 31, 2001, Polaris has approximately 1.6 million remaining shares available to repurchase under its Board of Directors' authorization.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the remainder of 2001. At this time, management is not aware of any factors that would have a materially adverse impact in cash flow beyond 2001.

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

During calendar year 2000, purchases totaling 16 percent of Polaris' cost of sales were from yen-denominated suppliers. Polaris' cost of sales in the first quarter ended March 31, 2001 was not materially impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2000. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a positive impact on cost of sales during the remaining periods of 2001 when compared to the same periods in 2000.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the Canadian dollar in relationship to the U.S. dollar has resulted in lower gross margin levels on a comparable basis in the first quarter 2001. Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 2001 when compared to the same periods in 2000.

Polaris' Canadian and Australian subsidiaries use the United States dollar as their functional currency. Polaris' French subsidiary uses the French Franc as its functional currency. Canadian and Australian assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average foreign exchange rate in effect.

Translation and exchange gains and losses are reflected in the results of operations for the Canadian and Australian subsidiaries and are reflected as Accumulated Other Comprehensive Income in the Equity section of the balance sheet for the French subsidiary.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 2001, Polaris had open Japanese yen foreign exchange hedging contracts that mature throughout 2001.

                                     Item 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a complete discussion on the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 annual report on Form 10-K.


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

                   None

           (b)     Reports on Form 8-K

                   None

POLARIS INDUSTRIES INC.


                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POLARIS INDUSTRIES INC.
                                       (Registrant)




Date:      May 9, 2001                 /s/ Thomas C. Tiller
                                       -----------------------------------------
                                           Thomas C. Tiller
                                           President and Chief Executive Officer


Date:      May 9, 2001                 /s/ Michael W. Malone
                                       -----------------------------------------
                                           Michael W. Malone
                                           Vice President, Finance, Chief
                                           Financial Officer, and Secretary
                                           (Principal Financial and Chief
                                           Accounting Officer)