Form 10-Q
period 2001-06-30
POLARIS INDUSTRIES INC/MN
filed 2001-08-10
CIK 931015

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________________JUNE 30, 2001_________________

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission File Number _________________1-11411__________________________

Polaris Industries Inc. (Exact Name of Registrant as Specified in its Charter)
Minnesota	41-1790959

(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2100 Highway 55, Medina, MN	55340

(Address of principal executive offices)	(Zip Code)
(763) 542-0500 (Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of August 3, 2001, 23,184,017 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarter Period Ended June 30, 2001

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2001	December 31,
	(Unaudited)	2000

Assets

Current Assets:

Cash and cash equivalents	$3,304	$2,369

Trade receivables	74,347	56,130

Inventories	197,493	143,491

Prepaid expenses and other	8,374	4,922

Deferred tax assets	44,072	34,000

Total current assets	327,590	240,912

Deferred Tax Assets	11,346	11,384

Property and Equipment, net	170,821	167,864

Investments in Affiliates	45,539	48,318

Intangible Assets, net	21,214	21,708

Total Assets	$576,510	$490,186

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$122,705	$89,498

Accrued expenses	134,358	132,989

Income taxes payable	21,409	15,897

Total current liabilities	278,472	238,384

Borrowings under credit agreement	95,054	47,068

Total Liabilities	$373,526	$285,452

Commitments and Contingencies (Notes 6 and 7)

Shareholders’ Equity:

Common stock	$231	$235

Additional paid-in capital	0	0

Deferred compensation	(1,189)	(3,300)

Other Comprehensive Income	(4,013)	186

Retained earnings	207,955	207,613

Total shareholders’ equity	202,984	204,734

Total Liabilities and Shareholders’ Equity	$576,510	$490,186

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
UNAUDITED

	Second Quarter Ended		For the Six Months Ended
	6/30/01	6/30/00	6/30/01	6/30/00

Sales	$362,499	$344,698	$656,520	$623,770

Cost of Sales	288,198	269,832	516,383	487,357

Gross profit	74,301	74,866	140,137	136,413

Operating expenses

Selling & marketing	29,566	29,429	58,481	54,523

Research & development	8,059	8,101	16,537	16,065

General & administrative	12,876	13,852	26,030	27,033

Total operating expenses	50,501	51,382	101,048	97,621

Operating Income	23,800	23,484	39,089	38,792

Non-operating Expense (Income)
Interest expense	2,532	2,164	4,644	3,515

Equity in income of affiliates	(2,957)	(3,272)	(6,371)	(6,397)

Other expense (income), net	(1,846)	(505)	(1,168)	1,462

Income before income taxes	26,071	25,097	41,984	40,212

Provision for Income Taxes	8,994	8,909	14,484	14,275

Net Income	$17,077	$16,188	$27,500	$25,937

Basic Net Income Per Share	$0.74	$0.69	$1.19	$1.09

Diluted Net Income Per Share	$0.72	$0.68	$1.16	$1.09

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED

	For the Six Months
	Ended June 30,
	2001	2000

Operating Activities:

Net income	$27,500	$25,937

Adjustments to reconcile net income to net cash used for operating activities

Depreciation and amortization	25,729	22,536

Noncash compensation	6,111	6,571

Equity in (income) of affiliates	(6,371)	(6,397)

Deferred income taxes	(10,034)	0

Changes in current operating items

Trade receivables	(18,217)	2,000

Inventories	(54,002)	(51,096)

Accounts payable	33,207	18,568

Accrued expenses	1,369	(22,687)

Income taxes payable	5,512	10,973

Prepaid and others, net	(6,816)	(686)

Net cash provided from operating activities	3,988	5,719

Investing Activities:

Purchase of property and equipment	(28,192)	(32,259)

Investments in affiliates, net	9,150	8,109

Net cash used for investing activities	(19,042)	(24,150)

Financing Activities:

Borrowings under credit agreement	471,099	222,500

Repayments under credit agreement	(423,113)	(172,500)

Repurchase and retirement of common shares	(22,068)	(21,792)

Cash dividends to shareholders	(11,509)	(10,401)

Proceeds from the exercise of common stock options	1,580	0

Net cash provided from financing activities	15,989	17,807

Increase (decrease) in cash and cash equivalents	935	(624)

Cash and Cash Equivalents, Beginning	2,369	6,184

Cash and Cash Equivalents, Ending	$3,304	$5,560

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In Thousands)
UNAUDITED

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income	Total

Balance, December 31, 2000	$235	—	$(3,300)	$207,613	$186	$204,734

Employee stock compensation	1	6,414	2,111	—	—	8,526

Cash dividends declared	—	—	—	(11,509)	—	(11,509)

Repurchase and retirement of common shares	(5)	(6,414)	—	(15,649)		(22,068)

Comprehensive income net of tax:

Net Income				27,500

Foreign currency translation adjustment					(266)

Effect of adoption of SFAS No. 133					(2,544)

Unrealized loss on derivative instruments					(1,389)

Total Comprehensive Income						23,301

Balance, June 30, 2001	$231	—	$(1,189)	$207,955	$(4,013)	$202,984

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), motorcycle and the parts garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

NOTE 2.	Inventories

The major components of inventories are as follows (in thousands):

	June 30, 2001	December 31, 2000

Raw Materials & Purchased Components	$37,126	$27,670

Parts, Garments & Accessories	55,904	50,407

Finished Goods	104,463	65,414

	$197,493	$143,491

NOTE 3.	Financing Agreement

During the second quarter 2001, the Company completed the negotiation of an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 14, 2004. In addition, Polaris entered into a 364-day unsecured bank line of credit arrangement expiring on June 13, 2002 with maximum available borrowing of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (4.50 percent at June 30, 2001).

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

During 2000, Polaris entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of June 30, 2001, total borrowings under the bank line of credit arrangements were $95,054,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.	Investments in Affiliates

A wholly owned subsidiary of Polaris is a partner with Transamerica Distribution Finance (“TDF”) in Polaris Acceptance. Polaris Acceptance provides floor plan financing to dealer and distributor customers of Polaris, and provides other financial services such as retail credit, extended service contracts and insurance to dealers, distributors and retail customers of Polaris. Polaris has a 50 percent equity interest in Polaris Acceptance.

Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (“Robin”). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products.

Investments in affiliates are accounted for under the equity method. Polaris’ allocable share of the income of Polaris Acceptance and Robin has been included as a component of non-operating expense (income) in the accompanying consolidated statements of operations.

NOTE 5.	Shareholder’s Equity

During the first six months of 2001, Polaris paid $22,068,000 to repurchase and retire 489,000 shares of its common stock, with cash on hand and borrowings under its line of credit arrangements. Polaris has approximately 1,230,000 remaining shares available to repurchase under its current Board of Directors’ authorization as of June 30, 2001.

The Polaris Board of Directors declared a regular cash dividend of $0.25 per share payable on May 15, 2001, to shareholders of record on May 1, 2001.

In July 2001, the Polaris Board of Directors also declared a regular cash dividend of $0.25 per share payable on or about August 15, 2001, to holders of record on August 1, 2001.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Net income per share for the periods ended June 30, 2001 and 2000 was calculated based on the weighted average number of common and potential common shares outstanding.

Basic earnings per share using SFAS No. 128 “Earnings per share” is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director plan and the Employee Stock Ownership Plan (ESOP). Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net Income available to common shareholders	$17,077	$16,188	$27,500	$25,937

Weighted average number of common	22,881	23,389	22,917	23,529

shares outstanding

Director Plan	26	27	28	27

ESOP	170	170	170	170

Common shares outstanding – basic	23,077	23,586	23,115	23,726

Dilutive effect of Option Plan	651	56	592	38

Common and potential common shares Outstanding	23,728	23,642	23,707	23,764

Basic net income per share	$0.74	$0.69	$1.19	$1.09

Diluted net income per share	$0.72	$0.68	$1.16	$1.09

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

NOTE 6.	Commitments and Contingencies

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

Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is not probable that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

NOTE 7.	Accounting for Derivative Instruments and Hedging Activities

Polaris adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Interest Rate Swap Agreements

At January 1, 2001, Polaris had two interest rate swap agreements on $38,000,000 of long term debt. One swap agreement, related to $18,000,000 of debt and expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. Initial adoption of SFAS 133 resulted in the recording of a liability for the fair value of this swap agreement of $1,283,000. The offset is recorded in the equity section as a component of Accumulated Other Comprehensive Income net of tax of $840,000 and the tax effect of $443,000 is recorded in Current Deferred Tax Assets. At June 30, 2001, the interest rate swap’s fair value was a liability of $1,394,000.

The other swap agreement, relating to $20,000,000 of debt, did not meet the criteria for hedge accounting. Initial adoption of SFAS 133 resulted in the recording of a liability of $53,000 with the offset recorded as an expense. On May 21, 2001 this swap agreement was terminated at an expense of $378,000.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Foreign Exchange Contracts

Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges.

At January 1, 2001, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $65,000,000 U.S. dollars. Initial adoption of SFAS 133 resulted in the recording of a liability of $2,600,000 for the fair value of the yen foreign exchange contracts. The offset is recorded in the equity section as a component of Accumulated Other Comprehensive Income net of tax of $1,704,000 and the tax effect of $896,000 is recorded in Current Deferred Tax Assets. At January 1, 2001, there were no open Canadian dollar foreign exchange contracts. At June 30, 2001, Polaris had open Japanese yen and Canadian dollar foreign exchange contracts with notional amounts totaling $82,670,000 U.S. dollars and a fair value of a liability of $4,611,000 combined.

NOTE 8.	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Polaris will be required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended June 30, 2001 and 2000. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $362.5 million in the second quarter of 2001, representing a five percent increase from $344.7 million in sales for the same period in 2000.

Sales of ATVs were $194.2 million for the second quarter of 2001, 6 percent lower than $206.4 million for the comparable period in 2000. The decrease is related to the continued higher than usual dealer and consumer promotional activity of several of our competitors, which has adversely impacted Polaris’ sales volumes during 2001. The average per unit sales price for the second quarter 2001 was slightly lower compared to last year’s second quarter, primarily due to a change in the mix of products, as more youth ATVs were sold in the 2001 period.

Snowmobile sales of $97.6 million for the second quarter of 2001 were 30 percent higher than the $75.3 million for the comparable period in 2000. The increase can be attributed to more normal snowfall this past season, the excitement of a new custom order program, Snow Check Select™ and the introduction of several new models which has boosted interest in the up-coming 2002 model year snowmobiles. As a result, production and shipments of snowmobiles have occurred somewhat earlier this year than in the previous year to meet the increased demand. The average per unit sales price has increased slightly from the prior year due to higher priced features being requested on custom-ordered snowmobiles this year.

Sales of PWC were $10.0 million for the second quarter of 2001, a decrease of 46 percent compared to second quarter 2000 sales of $18.5 million. The decrease is primarily related to many dealers becoming more cautious with orders as the economy softens as well as the timing of shipments between the first and second quarters of 2001 versus last year. The average per unit sales price decreased from the second quarter 2000 primarily as a result of more promotions being implemented during the 2001 period.

Sales of Victory motorcycles were $10.3 million for the second quarter 2001, a significant increase from $3.0 million for the comparable period in 2000. The increase relates to improving consumer acceptance of the product and an unusually low sales comparison in the second quarter of 2000. The average per unit sales price for the second quarter 2001 increased considerably due to a product mix change as sales increased for the new Victory Deluxe model, which has a higher selling price as well as lower promotional costs during the second quarter 2001 compared to the prior year.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Parts, garments and accessories sales were $50.4 million for the second quarter 2001, an increase of 21 percent from $41.5 million for the second quarter of 2000. The increase occurred across all product lines and sales are benefiting from a new dedicated sales force, as well as new product offerings that have been introduced across each product line.

Total sales increased to $656.5 million for the year-to-date period ended June 30, 2001, up five percent from $623.8 million for the same period in 2000. The increase in sales is primarily due to higher sales of snowmobiles and parts, garments, and accessories, offset somewhat by lower ATV sales versus the prior year comparable period.

Gross profit for the second quarter 2001 decreased one percent to $74.3 million or 20.5 percent of sales compared $74.9 million or 21.7 percent of sales for the second quarter of 2000. The decrease in the gross margin percentage for the second quarter 2001 is primarily the result of incurring $4.1 million in incremental promotional costs across all business lines to react to a more competitive market place environment. In addition, certain manufacturing inefficiencies were incurred in the second quarter 2001 as a result of production adjustments necessary to compensate for lower retail demand for Polaris ATVs.

Gross profit of $140.1 million for the year to date period ended June 30, 2001 increased three percent from $136.4 million in 2000. This increase is primarily the result of higher sales volume during the current year period. The gross margin percentage in the 2001 period decreased 0.6 percent to 21.3 percent compared to last year’s six month gross profit margin of 21.9 percent. The decrease is primarily attributable to higher promotional costs and certain manufacturing inefficiencies incurred in the 2001 period compared to last year.

Operating expenses in the second quarter of 2001 decreased two percent to $50.5 million from the comparable 2000 period, and as a percentage of sales decreased to 13.9 percent for the second quarter of 2001 compared to 14.9 percent for the same period in 2000. Operating expenses for the year-to-date period ended June 30, 2001 were $101.0 million, an increase of four percent compared to $97.6 million in the prior year-to-date period. However, as a percent of sales, operating expenses in the year-to-date period ended June 30, 2001 decreased to 15.4 percent compared to 15.6 percent for the same period in 2000. The decrease in operating expense as a percentage of sales in the 2001 periods is primarily the result of a concerted effort by the Company to reduce operating costs as the overall economy began to soften. These expense reductions were offset somewhat by higher ATV advertising and marketing costs as well as continued increased costs related to growth initiatives in PG&A and dealer development efforts.

Interest expense increased 17 percent to $2.5 million in the second quarter 2001 compared to $2.2 million in the second quarter 2000. The increase relates primarily to higher seasonal working capital needs during 2001 for earlier snowmobile production and higher factory ATV inventory levels versus last year.

Equity in income/loss of affiliates decreased ten percent to $3.0 million income in the second quarter 2001 compared to $3.3 million income in the second quarter 2000 as a result of lower dealer inventories being financed through Polaris Acceptance as well as lower interest rates.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Other non-operating income increased to $1.8 million in the second quarter 2001 compared to $0.5 million in the second quarter 2000. The higher income in the second quarter 2001 was due to the impact of currency fluctuations in the translation of the balance sheets of the foreign subsidiaries, particularly the Canadian subsidiary.

The income tax provision rate for the second quarter 2001 was 34.5 percent, a reduction from 35.5 percent in the second quarter last year. The revised rate is a result of tax planning activities and is the anticipated income tax provision rate for the full year 2001.

Cash Dividends

The Polaris Board of Directors declared a regular cash dividend of $0.25 per share payable on May 15, 2001 to shareholders of record on May 1, 2001. In July 2001, the Board of Directors declared a $0.25 per share dividend payable on or about August 15, 2001, to shareholders of record on August 1 , 2001.

Liquidity and Capital Resources

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250 million. Interest is charged at rates based on LIBOR or “prime” (4.50 percent at June 30, 2001). As of June 30, 2001, total borrowings under these credit arrangements were $95.1 million and have been classified as long-term in the accompanying consolidated balance sheets.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of one of the agreements is to fix the interest rate at 7.21 percent for $18 million of borrowings under the credit line until June 2007. On May 21, 2001 the Company terminated a $20 million interest rate swap agreement at an expense of $0.4 million.

During the first six months of 2001, Polaris paid $22.1 million to repurchase and retire 489,000 shares of its common stock with cash on hand and borrowings under its line of credit arrangements. As of June 30, 2001, Polaris has approximately 1.2 million remaining shares available to repurchase under its Board of Directors’ authorization.

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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

During calendar year 200, purchases totaling 16 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter ended June 30, 2001 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2000. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales during the remaining periods of 2001 when compared to the same periods in 2000.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the Canadian dollar in relationship to the U.S. dollar has resulted in lower gross margin levels on a comparable basis in the second quarter and year-to-date periods in 2001 when compared to the same periods in 2000. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 2001 when compared to the same periods in 2000.

Polaris’ Canadian and Australian subsidiaries use the United States dollar as their functional currency. Polaris’ French subsidiary uses the French Franc as its functional currency. Assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average foreign exchange rate in effect.

Translation and exchange gains and losses are reflected in the results of operations for the Canadian and Australian subsidiaries and are reflected as Other Comprehensive Income in the Equity section of the balance sheet for the French subsidiary.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 2001, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $82.7 million U.S. dollars and that mature throughout 2001 and the first quarter 2002.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2000 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2000 annual report on Form 10-K.

Note Regarding Forward Looking Statements

Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes”, “anticipates”, “expects”, “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results to differ materially from those anticipated by some of the statements made herein. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings and pricing strategies by competitors; future conduct of litigation or audit processes; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

PART II.	OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 31, 2001. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:

1.	To elect the following nominees as Class I Directors for a new term of three years and until their successors are duly elected and qualified:

	Votes For	Withheld Authority

Andris A. Baltins	18,247,025	655,527

Thomas C. Tiller	18,350,148	552,404

J. Richard Stonesifer	18,153,594	748,958

2.	To elect the following nominees as Class II Directors for the remainder of the term of Class II Directors expiring in 2002 and until their successors are duly elected and qualified:

	Votes For	Withheld Authority

William E. Fruhan, Jr.	18,308,066	594,486

R.M. (Mark) Schreck	18,304,506	598,046

The terms of the following Directors continued after the annual meeting: Robert S. Moe, Gregory R. Palen, W. Hall Wendel, Jr. and Richard A. Zona.

3.	To approve amendments to the Polaris Industries Inc. 1995 Stock Option Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote

17, 592,647	1,155,795	154,110	0

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

4.	To approve amendments to the Polaris Industries Inc. 1996 Restricted Stock Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote

16,089,088	2,646,626	166,838	0

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10(k) – Multi-Year Revolving Credit Agreement dated June 14, 2001, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent and issuing lender.

Exhibit 10(l) – 364 Day Revolving Credit Agreement dated June 14, 2001, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent.

Exhibit 10(s) – Employment Agreement between the Company and Thomas C. Tiller dated July 11, 2001.

(b)	Reports on Form 8-K

None

FORM 10-Q
For the Quarterly Period Ended
June 30, 2001

Polaris Industries Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	August 8, 2001	/s/ THOMAS C. TILLER Thomas C. Tiller President and Chief Executive Officer

Date:	August 8, 2001	/s/ MICHAEL W. MALONE Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)