Form 10-Q
period 2001-09-30
POLARIS INDUSTRIES INC/MN
filed 2001-11-14
CIK 931015

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2001

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

Commission File Number      1-11411

Polaris Industries Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1790959

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Highway 55, Medina, MN	55340

(Address of principal executive offices)	(Zip Code)

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

     As of November 1, 2001, 22,965,073 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarter Period Ended September 30, 2001

Table of Contents

Page

Part I FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	6

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	12

Cash Dividends	14

Liquidity and Capital Resources	14

Inflation and Exchange Rates	14

Item 3 - Quantitative and Qualitative Disclosures on Market Risk	16

Note regarding forward-looking statements	16

Part II OTHER INFORMATION	17

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 6 Exhibits and Reports on Form 8-K

SIGNATURE PAGE	18

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2001	December 31,
	(Unaudited)	2000

Assets

Current Assets

Cash and cash equivalents	$11,736	$2,369

Trade receivables	89,032	56,130

Inventories	176,827	143,491

Prepaid expenses and other	8,942	4,922

Deferred tax assets	47,504	34,000

Total current assets	334,041	240,912

Deferred Tax Assets	10,371	11,384

Property and Equipment, net	171,112	167,864

Investments in Affiliates	44,111	48,318

Intangible Assets, net	24,137	21,708

Total Assets	$583,772	$490,186

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$128,126	$89,498

Accrued expenses	157,185	132,989

Income taxes payable	39,880	15,897

Total current liabilities	325,191	238,384

Borrowings under credit agreement	40,048	47,068

Total Liabilities	$365,239	$285,452

Commitments and Contingencies (Notes 6 and 7)

Shareholders’ Equity:

Common stock	$230	$235

Additional paid-in capital	0	0

Deferred compensation	(6,663)	(3,300)

Accumulated Other Comprehensive Income (Loss)	(856)	186

Retained earnings	225,822	207,613

Total shareholders’ equity	218,533	204,734

Total Liabilities and Shareholders’ Equity	$583,772	$490,186

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
UNAUDITED

	Third Quarter Ended		For the Nine Months Ended

	9/30/01	9/30/00	9/30/01	9/30/00

Sales	$431,133	$401,259	$1,087,653	$1,025,029

Cost of Sales	328,272	302,373	844,655	789,730

Gross profit	102,861	98,886	242,998	235,299

Operating expenses

Selling & marketing	30,537	35,293	89,018	89,816

Research & development	8,510	7,964	25,047	24,029

General & administrative	16,416	11,618	42,446	38,651

Total operating expenses	55,463	54,875	156,511	152,496

Operating Income	47,398	44,011	86,487	82,803

Non-operating Expense (Income)

Interest expense	1,732	2,416	6,376	5,931

Equity in income of affiliates	(3,189)	(3,952)	(9,560)	(10,349)

Other expense (income), net	(316)	172	(1,484)	1,634

Income before income taxes	49,171	45,375	91,155	85,587

Provision for Income Taxes	16,964	16,109	31,448	30,384

Net Income	$32,207	$29,266	$59,707	$55,203

Basic Net Income Per Share	$1.42	$1.25	$2.60	$2.34

Diluted Net Income Per Share	$1.38	$1.24	$2.53	$2.33

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED

	For the Nine Months
	Ended September 30,

	2001	2000

Operating Activities:

Net income	$59,707	$55,203

Adjustments to reconcile net income to net cash provided from operating activities

Depreciation and amortization	39,664	34,443

Noncash compensation	10,906	8,729

Equity in (income) of affiliates	(9,560)	(10,349)

Deferred income taxes	(12,491)	(2,000)

Changes in current operating items

Trade receivables	(32,902)	(29,409)

Inventories	(33,336)	(52,950)

Accounts payable	38,628	34,384

Accrued expenses	24,196	3,387

Income taxes payable	23,983	12,911

Prepaid and others, net	(4,120)	299

Net cash provided from operating activities	104,675	54,648

Investing Activities:

Purchase of property and equipment	(42,174)	(46,268)

Investments in affiliates	13,767	4,197

Other	(3,167)	—

Net cash used for investing activities	(31,574)	(42,071)

Financing Activities:

Borrowings under credit agreement	608,097	356,750

Repayments under credit agreement	(615,117)	(326,750)

Repurchase and retirement of common shares	(42,400)	(27,368)

Cash dividends to shareholders	(17,193)	(15,539)

Proceeds from the exercise of common stock options	2,879	—

Net cash used for financing activities	(63,734)	(12,907)

Increase (decrease) in cash and cash equivalents	9,367	(330)

Cash and Cash Equivalents, Beginning	2,369	6,184

Cash and Cash Equivalents, Ending	$11,736	$5,854

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In Thousands)
UNAUDITED

					Accumulated
		Additional			Other
	Common	Paid-In	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income	Total

Balance, December 31, 2000	$235	—	$(3,300)	$207,613	$186	$204,734

Employee stock compensation	4	18,086	(3,363)	—	—	14,727

Cash dividends declared	—	—	—	(17,193)	—	(17,193)

Repurchase and retirement of common shares	(9)	(18,806)	—	(24,305)		(42,400)

Net Income				59,707		59,707

Other Comprehensive Income (loss) net of tax					(1,042)	(1,042)

Balance, September 30, 2001	$230	—	$(6,663)	$225,822	$(856)	$218,533

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Polaris adopted Emerging Issues Task Force Issue (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs”, and EITF 00-14, “Accounting for Certain Sales Incentives”, in 2000. Certain amounts in 2000 have been reclassified to conform to the new requirements. These reclassifications have no effect on previously reported net income or shareholders’ equity.

NOTE 2.   Inventories

The major components of inventories are as follows (in thousands):

	September 30, 2001	December 31, 2000

Raw Materials & Purchased Components	$41,585	$27,670

Parts, Garments & Accessories	55,060	50,407

Finished Goods	80,182	65,414

	$176,827	$143,491

NOTE 3.    Financing Agreement

During the second quarter 2001, the Company completed the negotiation of an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 14, 2004. In addition, Polaris entered into a 364-day unsecured bank line of credit arrangement expiring on June 13, 2002 with maximum available borrowing of $100,000,000. For both credit

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

arrangements, interest is charged at rates based on LIBOR or “prime” (3.74 percent at September 30, 2001).

During 2000, Polaris entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of September 30, 2001, total borrowings under the bank line of credit arrangements were $40,048,000 and have been classified as long-term in the accompanying consolidated balance sheets.

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

NOTE 5.    Shareholder’s Equity

During the first nine months of 2001, Polaris paid $42,400,000 to repurchase and retire 946,000 shares of its common stock, with cash on hand and borrowings under its line of credit arrangements. In October 2001, the Board of Directors approved an increase to the existing share repurchase plan of an additional 2,000,000 shares bringing the cumulative total repurchase authorization to 9,500,000 shares. Approximately 6,700,000 shares have been repurchased as of September 30, 2001 since the inception of the board authorization.

The Polaris Board of Directors declared a regular cash dividend of $0.25 per share payable on August 15, 2001, to shareholders of record on August 1, 2001.

In October 2001, the Polaris Board of Directors also declared a regular cash dividend of $0.25 per share payable on or about November 15, 2001, to holders of record on November 1, 2001.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

Net income per share for the periods ended September 30, 2001 and 2000 was calculated based on the weighted average number of common and potential common shares outstanding.

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

	For Three Months		For Nine Months
	Ended Sept 30,		Ended Sept 30,

	2001	2000	2001	2000

Net Income available to common shareholders	$32,207	$29,266	$59,707	$55,203

Weighted average number of common shares outstanding	22,546	23,183	22,793	23,413

Director Plan	21	26	26	27

ESOP	170	170	170	170

Common shares outstanding — basic	22,737	23,379	22,989	23,610

Dilutive effect of Option Plan	633	163	606	80

Common and potential common shares outstanding	23,370	23,542	23,595	23,690

Basic net income per share	$1.42	$1.25	$2.60	$2.34

Diluted net income per share	$1.38	$1.24	$2.53	$2.33

Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Polaris, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income (loss) for the periods is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net Income	$32,207	$29,266	$59,707	$55,203

Other Comprehensive Income:

Foreign Currency Translation Adjustment	180	—	(86)	—

Effect of Adoption of SFAS 133	—	—	(2,544)	—

Unrealized Gain/Loss on Derivative Instruments	2,977	—	1,588	—

Comprehensive Income	$35,364	$29,266	$58,665	$55,203

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

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

Interest Rate Swap Agreements

At January 1, 2001, Polaris had two interest rate swap agreements on $38,000,000 of long term debt. One swap agreement, related to $18,000,000 of debt and expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. Initial adoption of SFAS 133 resulted in the recording of a liability for the fair value of this swap agreement of $1,283,000. The offset was recorded in the equity section as a component of Accumulated Other Comprehensive Income net of tax of $840,000. At September 30, 2001, the interest rate swap’s fair market value was a liability of $2,516,000.

The other swap agreement, relating to $20,000,000 of debt, did not meet the criteria for hedge accounting. Initial adoption of SFAS 133 resulted in the recording of a liability of $53,000 with a corresponding charge to operations. On May 21, 2001 this swap agreement was terminated resulting in a charge to operations of $378,000.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

Foreign Exchange Contracts

Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges.

At January 1, 2001, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $65,000,000. Initial adoption of SFAS 133 resulted in the recording of a liability of $2,600,000 for the fair value of the yen foreign exchange contracts. The offset is recorded in the equity section as a component of Accumulated Other Comprehensive Income net of tax of $1,704,000. At January 1, 2001, there were no open Canadian dollar foreign exchange contracts. At September 30, 2001, Polaris had open Japanese yen and Canadian dollar foreign exchange contracts with notional amounts totaling U.S. $76,485,000 and a net asset fair market value of $1,056,000.

NOTE 8.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Polaris will be required to adopt FAS 142 effective January 1, 2002. The Company believes the effect of adopting the provisions of FAS 142 will not have a material impact on its results of operations and financial position.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended September 30, 2001 and 2000. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $431.1 million in the third quarter of 2001, representing a seven percent increase from $401.3 million in sales for the same period in 2000.

Sales of ATVs were $209.4 million for the third quarter of 2001, approximately flat with the third quarter 2000 sales of $209.8 million. The results reflect the continued higher than usual dealer and consumer promotional activity of several of our competitors, which has adversely impacted Polaris’ sales volumes during 2001. The average per unit sales price for the third quarter 2001 was flat versus last year’s third quarter.

Snowmobile sales of $164.8 million for the third quarter of 2001 were 19 percent higher than the $138.5 million for the comparable period in 2000. The increase is the result of the excitement generated by a new custom order program, Snow Check SelectTM and the introduction of several new models, which has boosted interest in the 2002 model year snowmobiles. As a result, production and shipments of snowmobiles have occurred somewhat earlier this year than in the previous year to meet the increased demand. The average per unit sales price increased during the third quarter 2001 when compared to the prior year period due to higher priced features being requested on custom-ordered snowmobiles this year.

Sales of PWC were $1.9 million for the third quarter of 2001, an increase of 33 percent compared to third quarter 2000 sales of $1.5 million. Shipments of PWC are typically very low during the third quarter of each year due to model year changeovers. The average per unit sales price for the third quarter 2001 decreased from the third quarter 2000 primarily as a result of more promotions being implemented during the 2001 period.

Sales of Victory motorcycles were $0.3 million for the third quarter 2001, a decrease from $1.3 million for the comparable period in 2000. The decrease relates to timing of shipments between the second and third quarter 2001 versus the prior year as the selling season ended, as well as higher promotional activities in the third quarter 2001 compared to the third quarter 2000. The average per unit sales price for the third quarter 2001 decreased due to higher promotional costs incurred during the third quarter 2001 compared to the prior year.

Parts, garments and accessories sales were $54.7 million for the third quarter 2001, an increase of nine percent from $50.2 million for the third quarter of 2000. The increase is the result of a new dedicated sales force providing greater focus to the PG&A business, as well as new product offerings that have been introduced across each product line.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

Year-to-date, total sales increased to $1,087.7 million for period ended September 30, 2001, up six percent from $1,025.0 million for the same period in 2000. The increase in sales is primarily due to higher sales of snowmobiles and parts, garments, and accessories, offset somewhat by lower ATV sales versus the prior year comparable period.

Gross profit for the third quarter 2001 increased four percent to $102.9 million or 23.9 percent of sales compared $98.9 million or 24.6 percent of sales for the third quarter of 2000. The increase in gross profit dollars is primarily the result of higher sales volume during the current year period. The decrease in the gross margin percentage for the third quarter 2001 is primarily the result of incurring $6.0 million in incremental promotional costs primarily for the ATV, and to a lesser extent, the motorcycle line to react to a more competitive market environment. In addition, certain manufacturing inefficiencies were incurred in the third quarter 2001 as a result of production interruptions for a short period after the September 11 terrorist attacks.

Year to date gross profit of $243.0 million for the period ended September 30, 2001 increased three percent from $235.3 million in 2000. This increase is primarily the result of higher sales volume during the current year period. The gross margin percentage in the 2001 period decreased to 22.3 percent compared to last year’s nine month gross profit margin of 23.0 percent. This decrease is primarily attributable to higher promotional costs incurred in the 2001 period compared to last year.

Operating expenses in the third quarter of 2001 increased one percent to $55.5 million from $54.9 million in the comparable 2000 period. As a percentage of sales, operating expenses decreased to 12.9 percent for the third quarter of 2001 compared to 13.7 percent for the same period in 2000. Operating expenses for the year-to-date period ended September 30, 2001 were $156.5 million, an increase of three percent compared to $152.5 million in the prior year-to-date period. However, as a percentage of sales, operating expenses in the year-to-date period ended September 30, 2001 decreased to 14.4 percent compared to 14.9 percent for the same period in 2000. The decrease in operating expenses, as a percentage of sales, in the 2001 periods is primarily the result of a concerted effort by the Company to reduce operating costs as the overall economy has softened. These expense reductions were offset somewhat by continued increased costs related to growth initiatives in PG&A and dealer development efforts and higher general and administrative costs related to the impact of a rising stock price on stock-based compensation plans compared to the prior year periods.

Interest expense decreased 28 percent to $1.7 million in the third quarter 2001 compared to $2.4 million in the third quarter 2000. The decrease relates primarily to lower interest rates and lower debt levels in the third quarter 2001 compared to the prior year period.

Equity in income of affiliates decreased 19 percent to $3.2 million in the third quarter 2001 compared to $4.0 million in the third quarter 2000 as a result of lower dealer inventories being financed through Polaris Acceptance as well as lower interest rates in the 2001 period.

The income tax provision rate for the third quarter 2001 was 34.5 percent of sales, a reduction from 35.5 percent of sales in the third quarter last year. The revised rate is a result of tax planning activities and is the anticipated income tax provision rate for the full year 2001.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

Cash Dividends

The Polaris Board of Directors declared a regular cash dividend of $0.25 per share payable to holders of record on August 1, 2001, which was paid on August 15, 2001.

In October 2001, the Board of Directors declared a $0.25 per share dividend payable on or about November 15, 2001, to shareholders of record on November 1, 2001.

Liquidity and Capital Resources

Net cash of $104.7 million was provided from operating activities during the nine months ended September 30, 2001. $16.4 million was provided from a change in working capital, primarily from increases in accrued expenses. Net cash used for investing activities was $31.6 million during the nine months ended September 30, 2001 and primarily represents the purchase of property and equipment offset somewhat by a return of the investment in affiliates. Net cash used for financing activities was $63.7 million during the nine months ended September 30, 20011 which primarily represents dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $11.7 million at September 30, 2001.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (3.74 percent at September 30, 2001). As of September 30, 2001, total borrowings under these credit arrangements were $40.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

During the first nine months of 2001, Polaris paid $42.4 million to repurchase and retire 946,000 shares of its common stock with cash on hand and borrowings under its line of credit arrangements. In October 2001, the Board of Directors approved an increase to the existing share repurchase plan of an additional 2.0 million shares bringing the cumulative total common stock repurchase authorization to 9.5 million shares. Approximately 6.7 million shares have been repurchased as of September 30, 2001 since the inception of the board authorization.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the remainder of 2001. At this time, management is not aware of any factors that would have a material impact in cash flow beyond 2001.

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

During calendar year 2000, purchases totaling 16 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter ended

September 30,2001 was not significantly impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2000. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a positive impact on cost of sales during the fourth quarter of 2001 when compared to the same period in 2000.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the Canadian dollar in relationship to the U.S. dollar has resulted in lower gross margin levels on a comparable basis in the third quarter and year-to-date periods in 2001 when compared to the same periods in 2000. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the fourth quarter of 2001 when compared to the same period in 2000.

Polaris’ Canadian and Australian subsidiaries use the United States dollar as their functional currency. Polaris’ French subsidiary uses the French Franc as its functional currency. Assets and liabilities are translated at the foreign exchange rates in effect at the balance sheet date, while sales and expenses are translated at the average foreign exchange rate in effect.

Translation and exchange gains and losses are reflected in the results of operations for the Canadian and Australian subsidiaries and are reflected as Other Comprehensive Income in the Equity section of the balance sheet for the French subsidiary.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 2001, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $76.5 million U.S. dollars that mature in the fourth quarter 2001 and the first quarter 2002.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

PART II.    OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities

None

Item 3 — Defaults upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

FORM 10-Q
For the Quarterly Period Ended
September 30, 2001

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	November 14, 2001	/s/ Thomas C. Tiller

Thomas C. Tiller President and Chief Executive Officer

Date:	November 14, 2001	/s/ Michael W. Malone

Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)