Form 10-K
period 2001-12-31
POLARIS INDUSTRIES INC/MN
filed 2002-03-22
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes  ✓      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of Common Stock of the registrant as of March 1, 2002 (based upon the closing reported sale price of the Common Stock at that date on the New York Stock Exchange) held by non-affiliates (20,909,020 shares) was approximately $1,163,796,053.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     As of March 1, 2002, 23,031,574 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001 furnished to the Securities and Exchange Commission (the “2001 Annual Report”) are incorporated by reference into Parts II and III of this Form 10-K.

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2002 filed with the Securities and Exchange Commission (the “2002 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Description of Business

      Polaris Industries Inc. (the “Company”), a Minnesota corporation, was formed in 1994 for the purpose of merging (the “Merger”) a subsidiary of the Company into Polaris Industries Partners L.P., a Delaware limited partnership (the “Partnership”) and merging Polaris Industries L.P., a Delaware limited partnership, into the Partnership. The Merger took place on December 22, 1994. Upon consummation of the Merger, each unit of Beneficial Assignment of Class A Limited Partnership Interests of the Partnership was exchanged for one share of common stock, $.01 par value of the Company. On December 31, 1996, the Partnership was merged with and into Polaris Industries Inc., a Delaware corporation (the “Operating Subsidiary”). The Company owns 100% of the Operating Subsidiary. The term “Polaris” as used herein refers to the business and operations of the Operating Subsidiary and its predecessors, Polaris Industries Partners L.P. and Polaris Industries L.P.

      Polaris designs, engineers and manufactures all terrain vehicles (“ATVs”), snowmobiles, motorcycles and personal watercraft (“PWC”) and markets them, together with related replacement parts, garments and accessories (“PG&A”) through dealers and distributors principally located in the United States, Canada and Europe. Sales of ATVs, snowmobiles, motorcycles, PWC and PG&A accounted for the following approximate percentages of Polaris’ sales for the periods indicated.

Year Ended December 31	ATVs	Snowmobiles	Motorcycles	PWC	PG&A

2001	56%	25%	1%	4%	14%

2000	59%	22%	1%	5%	13%

1999.	57%	24%	3%	4%	12%

Industry Background

      All Terrain Vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

      ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers, Yamaha, Kawasaki and Suzuki entered the North American market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier entered in 1998. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown consistently. Polaris estimates that the industry grew 11% with approximately 860,000 ATVs sold worldwide during the calendar year 2001.

      Snowmobiles. In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

      Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived an industry decline in which snowmobile sales fell to a low of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates industry sales of snowmobiles on a worldwide basis were approximately 209,000 units for the season ended March 31, 2001.

      Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four motorcycle market segments: cruisers, touring, sport bikes, and standards.

      Polaris entered the worldwide motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales more than doubled from 1993 to 2000. Polaris estimates the cruiser market grew 19% in 2001 with approximately 260,000 cruiser motorcycles sold in the U.S. market. Other major cruiser motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

      Personal Watercraft. PWC are sit-down versions of water scooter vehicles, and designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two, three or four passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, the number of PWC sold peaked at approximately 225,000 units in 1996. Polaris estimates worldwide industry retail sales for PWC were approximately 117,000 units for the season ended September 30, 2001. Other major PWC manufacturers are Bombardier, Yamaha, and Kawasaki.

Products

      All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of eighteen models, includes general purpose, sport and four-wheel drive utility models, with 2002 model year suggested United States retail prices ranging from approximately $1,900 to $7,600. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris has a six-wheel off-road utility vehicle and the Polaris RANGER, an off-road side by side utility and recreational vehicle. In 2001, Polaris expanded its utility line called the Polaris Professional Series with an outsourced all surface loader product as well as a utility task vehicle (UTV) and a 4X4 and 6X6 ATV (ATV Pro), each of which are modifications of existing products but are of a different line make.

      Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ ATVs include two cycle and four cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models.

      Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes this market has stabilized since 1989 and has sustained consistent growth.

      For the year ended December 31, 2001, sales of ATVs accounted for approximately 56% of Polaris’ sales.

      Snowmobiles. Polaris produces a full line of snowmobiles, consisting of twenty-eight models, ranging from youth to utility and economy models to performance and competition models. The 2002 model year suggested United States retail prices range from approximately $1,950 to $9,100. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it is the worldwide market share leader.

      Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for commercial use in snowmobiles, including independent front suspension, variable transmission, hydraulic disc brakes, liquid cooled engines and brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.

      For the year ended December 31, 2001, sales of snowmobiles accounted for approximately 25% of Polaris’ sales.

      Motorcycles. In 1998, Polaris began manufacturing a V-twin cruiser motorcycle, the “Victory V92C.” Design and assembly of the engine is performed in Polaris’ Osceola, Wisconsin facility and final assembly is completed at Polaris’ Spirit Lake, Iowa facility. The two facilities provide sufficient capacity to handle the production of Victory motorcycles. In 1999, Polaris introduced its second model, a sport cruiser, the Victory V92SC and in 2000, introduced its third model, the Victory Deluxe. In 2001, Polaris introduced an additional touring cruiser model, the V92TC Deluxe motorcycle. Suggested United States retail prices for the 2002 model year Victory motorcycle range from approximately $13,700 to $16,200.

      For the year ended December 31, 2001, sales of Victory motorcycles accounted for approximately 1% of Polaris’ sales.

      Personal Watercraft. Polaris entered the personal watercraft market in 1992. Polaris’ 2002 line of PWC consists of eight models across the touring, performance and racing segments. Management believes that its models had the industry’s first three-cylinder engines developed specifically for PWC and that its models were the first to comply with EPA 2006 requirements. The 2002 model year suggested United States retail prices for Polaris’ PWC range from approximately $6,300 to $9,000.

      For the year ended December 31, 2001, sales of PWC accounted for approximately 4% of Polaris’ sales.

      Parts, Garments and Accessories (PG&A). Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs, motorcycles and PWC. ATV accessories include products such as winches, mowers, blades, cargo racks, utility trailers, sprayers, seeders, tires, oils, and lubricants. Snowmobile accessories include products such as luggage, covers, tow hitches, hand warmers, specialized instrumentation, reverse gear, electric start, special traction products, cargo racks, oils, and lubricants.

      Polaris also markets a full line of recreational clothing, which includes suits, helmets, gloves, boots, hats, sweaters and jackets for its snowmobile, ATV, motorcycle and PWC lines. The clothing is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors under the Polaris brand name.

      For the year ended December 31, 2001, sales of PG&A accounted for approximately 14% of Polaris’ sales.

Manufacturing Operations

      Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs, motorcycles and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including machining, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, motorcycles, and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs, motorcycles and PWC. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain Victory operations, including engine assembly, seat manufacturing, and the bending of frame tubes are conducted at the Osceola, Wisconsin facility. In 2001, all seat manufacturing was moved to a leased facility in St. Croix Falls, Wisconsin. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which is expected to enhance future growth through increased capacity and production flexibility.

      In 1998, Polaris completed construction of a plastic injection molding facility adjacent to the Roseau, Minnesota facility. This was a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs.

      Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. (“Fuji”), Fuji, until 1995, had been the exclusive manufacturer of Polaris’ two-cycle snowmobile engines since 1968. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its relationship, interruption in the supply of engines would adversely affect Polaris’ production pending the continued development of substitute supply arrangements.

      Since 1995, Polaris has been designing and producing its own engines for selected models of PWC, snowmobiles and all Victory motorcycles. In 2001, Polaris began producing its own engines for select ATV models. Polaris purchased a building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines.

      In addition, in 1995, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”). Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines. See Note 7 of notes to Consolidated Financial Statements for a discussion of this agreement.

      Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

      A contract carrier ships Polaris’ products from its manufacturing facilities.

Production Scheduling

      Polaris’ products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers often throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers in the spring. Orders for PWC are placed by the dealers in autumn after meetings with dealers and distributors. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The budgeted volume of units to be produced each year is substantially sold to dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for each of snowmobiles, ATVs, motorcycles and PWC and incorporated into production scheduling.

      Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. Polaris manufactures PWC during the fall, winter and spring months. Since 1993, Polaris has had the ability to manufacture ATVs year round. Victory motorcycle manufacturing began in 1998 and continues year round.

Sales and Marketing

      Polaris products are sold through a network of nearly 2,000 dealers in North America and 55 distributors in 121 countries.

      Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. With the exception of France, Australia and New Zealand, snowmobile sales in Europe and other offshore markets are handled through independent distributors. See Note 1 of Notes to Consolidated Financial Statements for a discussion of international operations.

      Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs and PWC. At the end of 2001, approximately 900 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, and farm implement dealers.

      In 1999, Polaris acquired its distributors in Australia and New Zealand and now distributes its products in those countries through these wholly owned subsidiaries. During 2000, Polaris acquired its distributor in France and now distributes its products in France through this wholly owned subsidiary.

      Victory motorcycles are distributed directly through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which most of the current 340 Victory dealers were selected. Polaris expects to develop a Victory dealer network of approximately 500 to 600 dealers over the next three to four years.

      Dealers and distributors sell Polaris’ products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products, required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. Polaris believes a sufficient number of qualified dealers and distributors exist in all areas to permit orderly transition whenever necessary.

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. From 1999 to October 2001, Polaris Acceptance was a party to an income sharing agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS provided other financial services to retail customers through Polaris dealers in the United States such as retail financing and extended service contracts. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris has arrangements with Polaris Acceptance (United States), TDF (Canada and France) and GE Commercial Corporation (Australia and New Zealand), to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ATVs, PWC, motorcycles and related PG&A are financed under arrangements in which Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will record a sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris has historically not directly financed the purchase of its products by consumers. However, in 1999, Polaris made consumer financing available through its Polaris Acceptance joint venture. In October 2001, TDF sold the retail credit portfolio to Household Bank N.A. (“Household”) and Polaris entered into an agreement with Household to provide retail financing for its consumers. In 2001 approximately 12 percent of the products sold to consumers were financed under these arrangements. The agreement with Household provides that all income and losses of the retail credit portfolio are shared equally between Polaris and Household. Either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its investment ($11.1 million at December 31, 2001) and an aggregate amount of not more than $15.0 million. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris desires to create awareness of the Polaris brand among the non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. The Company currently licenses the production and sale of a range of items, including die cast toys, video games, and numerous other products. The Company’s licensing activity provides it with a valuable source of advertising.

      During 2000, a wholly owned subsidiary of Polaris established an e-commerce site, www.purepolaris.com, to sell clothing and accessories over the internet directly to consumers. The site has been developed with a unique revenue sharing arrangement with the dealers.

      Polaris’ marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. From time to time, Polaris makes available discount or rebate programs or other incentives to its dealers and distributors in order to remain price competitive and accelerate reduction of dealer inventories. Polaris advertises its products directly using print advertising in the industry press and in user group publications, on billboards, and, less extensively, on television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms, which vary by product and from year to year. Each season, Polaris produces a promotional film for each of its products, which is available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

      Polaris expended for sales and marketing approximately $119.9 million in 2001, $122.0 million in 2000 and $112.1 million in 1999. These amounts were included as a component of operating expenses in the period incurred.

Engineering, Research and Development, and New Product Introduction

      Polaris employs approximately 350 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for commercial use, independent front suspension for snowmobiles, long travel rear suspension for snowmobiles, direct drive of the snowmobile track, the use of liquid cooling in snowmobile engines and brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs, and the diesel fuel powered ATV.

      Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris’ engineering department is equipped to make small quantities of new product prototypes for testing by Polaris’ testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions.

      Polaris expended for research and development approximately $35.7 million in 2001, $32.4 million in 2000 and $31.3 million in 1999. These amounts were included as a component of operating expenses in the period incurred.

Competition

      The snowmobile, ATV, motorcycle, PWC and professional utility vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of Polaris’ competitors are more diversified and have financial and marketing resources, which are substantially greater than those of Polaris.

      Polaris products are competitively priced and management believes Polaris’ sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

      Snowmobiles, ATVs, motorcycles and PWC are motorized machines, which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths occur in the use of these products.

      Laws and regulations have been promulgated or are under consideration in a number of states relating to the use or manner of use of products such as those manufactured by Polaris. State approved trails and recreational areas for snowmobile and ATV use have been developed in response to environmental and safety concerns. Some states may pass legislation and local ordinances or regulations have been and may from time to time be considered which restrict the use of PWC to specified hours and locations. Polaris is unable to predict the outcome of such actions or the possible effect on its PWC business. Polaris has supported laws and regulations pertaining to safety and noise abatement. Polaris believes that its products would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of the product and how to protect the environment.

      In September 1986, the Consumer Product Safety Commission (“CPSC”) ATV Task Force issued a report on regulatory options for ATVs with recommendations for ATV marketing activities and warning labels. In February 1987, the CPSC formally requested that the Justice Department initiate an enforcement action against the ATV industry seeking a voluntary recall of all three-wheel ATVs and four-wheel ATVs sold with the intention that they be used by children under 16, as well as a requirement that ATV purchasers receive “hands-on” training.

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

      On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety, which was confirmed in a ten-year Consent Decree in April 1988. In April 1998, the Consent Decree with the CPSC expired. Polaris has filed with the CPSC a Voluntary Action Plan under which Polaris undertook to continue various activities including age recommendations, warning labels, point of purchase materials, hands on training and an information education effort. Polaris also agreed to continue dealer monitoring for ascertaining dealer compliance with safety obligations including age recommendations and training requirements. Polaris conditions its ATV warranties described below under “Product Warranties” on completion of the mandatory “hands on” consumer training program. In December 1998, the CPSC issued a resolution commending Polaris and certain other industry members for their ATV Action Plans.

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

      In May 1998, the National Transportation Safety Board (“NTSB”) issued a report regarding PWC safety and made various recommendations. Prior to May 1998, Polaris was working with and continues to work with the Coast Guard to develop standards and to evaluate PWC safety matters, including the NTSB recommendations. Polaris PWC have always complied with industry standards relevant to PWCs.

      California has adopted regulations setting maximum emission standards for ATVs and the federal Environmental Protection Agency (“EPA”) has indicated its intent to establish emission standards for non-road engines, including ATVs and snowmobiles. The EPA already has required PWC manufacturers to gradually reduce their emission by 75% between 1999 and 2006. For the State of California, the California Air Resources Board (CARB) has accelerated this scheduled emission reduction by requiring that manufacturers meet the EPA 2006 level in 2001 and that manufacturers meet further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive emission requirements.

      In 1997, Polaris signed an agreement with Outboard Marine Corporation (“OMC”) licensing the Ficht fuel injection technology. During 1998, Polaris began production of a new Genesis PWC model utilizing the Ficht technology, which complies with the EPA 2006 emission requirements. During 2000, OMC filed for bankruptcy and in early 2001, Bombardier Inc. acquired the Ficht technology. For model year 2002, 3 out of 8 PWC models employ this direct injection technology. Polaris has entered into a license agreement with Bombardier for the Ficht fuel injection technology. This technology may be used in other Polaris vehicles to meet emission standards in the future, particularly in Polaris vehicles with two-cycle engines. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its operations.

      Victory motorcycles are subject to federal and state emissions, vehicle safety and other standards. Polaris believes that its motorcycles comply fully with all such applicable standards and related regulations.

Product Liability

      Polaris’ product liability insurance limits and coverage’s were adversely affected by the general decline in the availability of liability insurance starting in 1985. As a result of the high cost of premiums, and in view of the historically small amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeds its self-insured retention levels.

      Product liability claims are made against Polaris from time to time. Since its inception in 1981 through December 31, 2001, Polaris has paid an aggregate of approximately $8.0 million in product liability claims and has accrued $5.9 million at December 31, 2001 for the defense and possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Product Warranties

      Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Although Polaris employs quality control procedures, a product is sometimes distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements.

Effects of Weather

      Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Production Scheduling”) and shifting dealer inventories from one location to another. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of snowmobiles, ATVs, motorcycles, PWC or PG&A.

Employment

      Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2001, Polaris employed an average of approximately 3,550 persons. Approximately 1,250 of its employees are salaried. Polaris considers its relations with its personnel to be excellent. Polaris’ employees have not been represented by a union since July 1982.

Item 2. Properties

      The following sets forth the Company’s material facilities as of December 31, 2001.

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Roseau, Minnesota	Whole Goods Manufacturing	Owned	579,000

Osceola, Wisconsin	Component Parts Manufacturing	Owned	190,000

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	223,000

Osceola, Wisconsin	Engine Manufacturing	Owned	90,000

Roseau, Minnesota	Injection Molding	Owned	58,000

Vermillion, South Dakota	Distribution Center	Owned	250,000

Medina, Minnesota	Headquarters	Owned	130,000

Winnipeg, Manitoba	Office and Warehouse	Leased	42,000

Spirit Lake, Iowa	Warehouse	Leased	11,000

Ballarat, Victoria, Australia	Office and Warehouse	Leased	12,000

Passy, France	Office and Warehouse	Leased	3,500

St. Croix Falls, Wisconsin	Component Parts Manufacturing	Leased	60,000

Mount Gambier, Australia	Warehouse	Leased	4,500

      Polaris owns all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for snowmobiles, ATVs, motorcycles and PWC. The Company believes its manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

Item 3. Legal Proceedings

      Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      Set forth below are the names of the executive officers of the Company as of March 8, 2002, their ages, titles, the year first appointed as an executive officer of the Company and employment for the past five years:

Name	Age	Title

W. Hall Wendel, Jr.	59	Chairman of the Board

Thomas C. Tiller	40	Chief Executive Officer and President

Jeffrey A. Bjorkman	42	Vice President — Operations

John B. Corness	47	Vice President — Human Resources

Michael W. Malone	43	Vice President — Finance, Chief Financial Officer and Secretary

Richard R. Pollick	62	Vice President — International

Thomas H. Ruschhaupt	52	Vice President — Sales and Service

Kenneth J. Sobaski	46	Vice President — Marketing and Business Development

      Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

      Mr. Wendel has served as Chairman of the Board since the Company’s formation in 1994 and was Chief Executive Officer of the Company until May 1999. Mr. Wendel was the Chief Executive Officer of Polaris Industries Capital Corporation (“PICC”), which was the managing general partner of Polaris Industries Associates L.P., which was the operating general partner of Polaris Industries L.P. from 1987 to December 1994. From 1981 to 1987, Mr. Wendel was Chief Executive Officer of a predecessor of Polaris, which was formed to purchase the snowmobile assets of the Polaris E-Z-GO Division of Textron Inc. Before that time, Mr. Wendel was President of the Polaris E-Z-GO Division for two years and prior thereto, held marketing positions as Vice President of Sales and Marketing and National Sales Manager since 1974.

      Mr. Tiller was named President and Chief Operating Officer of the Company in July 1998. In 1999, Mr. Tiller was promoted to his present position of Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.

      Mr. Bjorkman has been Vice President – Operations of the Company since July 2000. Mr. Bjorkman had been Vice President – Manufacturing since January 1995, and prior thereto held positions of Plant Manager and Manufacturing Engineering Manager since July 1990. Prior to joining Polaris, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

      Mr. Corness has been Vice President — Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

      Mr. Malone has been Vice President — Finance, Chief Financial Officer and Secretary of the Company since January 1997. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of PICC from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of PICC or its predecessor. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

      Mr. Pollick has been Vice President – International of the Company since September 1999. Prior to joining Polaris, Mr. Pollick was employed by The Toro Company in various management positions for nineteen years.

      Mr. Ruschhaupt has been Vice President — Sales and Service of the Company since March 1998. Prior to joining Polaris, Mr. Ruschhaupt was employed by Goodyear Tire and Rubber Corporation in various management positions for twenty years.

      Mr. Sobaski has been Vice President — Marketing and Business Development of the Company since September 2001. Prior to joining Polaris, Mr. Sobaski was employed by ConAgra Foods, Inc. as President of ConAgra Grocery Brands from 1999 to October 2001 and held various senior sales and marketing management positions at The Pillsbury Company from 1992 to 1998. Before that time, Mr. Sobaski held various management positions at The Drackett Company, a division of Bristol-Meyers Squibb, Kraft Foods and General Mills spanning a thirteen-year period.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The information under the caption “Investor Information” included in the Company’s 2001 Annual Report is incorporated herein by reference.

Item 6.	Selected Financial Data

      The information under the caption “11-Year Selected Financial Data” included in the Company’s 2001 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      “Management’s Discussion and Analysis” included in the Company’s 2001 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The information under the caption “Management’s Discussion and Analysis – Inflation and Exchange Rates” and Note 1 to the financial statements of the Registrant, included in the Company’s 2001 Annual Report, are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The following financial statements of the Registrant, included in the Company’s 2001 Annual Report, are incorporated herein by reference:

      Consolidated Balance Sheets as at December 31, 2001 and 2000.

      Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999.

      Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years

      Ended December 31, 2001, 2000, and 1999.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

      Notes to Consolidated Financial Statements.

      Report of Independent Public Accountants.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The disclosure required by Item 304(a) of Regulation S-K has been previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2002. There are no disclosures required by the Company under Item 304(b) of Regulation S-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Directors of the Registrant

      The information under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

      (b) Executive Officers of the Registrant

      Information concerning Executive Officers of the Company is included in this Report after Item 4, under “Executive Officers of the Registrant.”

      (c) Compliance with Section 16(a) of the Exchange Act

      The information under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

      The information under the caption “Executive Compensation and Stock Option Information” and “Corporate Governance — Director Compensation” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Corporate Governance — Certain Relationships and Related Transactions” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

Information concerning financial statements of Polaris Industries Inc. included in the Company’s 2001 Annual Report are incorporated by reference to this Report under Item 8 “Financial Statements and Supplementary Data”.

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2001, 2000 and 1999. (see page 14 of this report)

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The Exhibits to this Report are listed in the Exhibit Index on page E-1.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 12, 2002, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

      (b) Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed one Current Report on Form 8-K on November 28, 2001, to furnish certain presentation materials information pursuant to Regulation FD. Subsequent to the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K on February 8, 2002, to furnish certain presentation materials under Regulation FD that replaced and superseded all such materials included in any exhibit to a Form 8-K previously filed with the Commission. Also, on March 15, 2002, the Company filed a Current Report on Form 8-K to announce the appointment of Ernst & Young LLP as its independent auditors for the year ending December 31, 2002.

      (c) Exhibits

Included in Item 14(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 22, 2002.

POLARIS INDUSTRIES INC.

By:	/s/ THOMAS C. TILLER

Thomas C. Tiller
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

* W. Hall Wendel, Jr.	Chairman and Director	March 22, 2002
/s/ THOMAS C. TILLER Thomas C. Tiller.	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002
/s/ MICHAEL W. MALONE Michael W. Malone	Vice President Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 22, 2002
* Andris A. Baltins	Director	March 22, 2002
* William E. Fruhan, Jr.	Director	March 22, 2002
* John R. Menard, Jr.	Director	March 22, 2002
* Robert S. Moe	Director	March 22, 2002
* Gregory R. Palen	Director	March 22, 2002
* R. M. Schreck	Director	March 22, 2002
* J. Richard Stonesifer	Director	March 22, 2002
* Richard A. Zona	Director	March 22, 2002
*By: /s/ THOMAS C. TILLER (Thomas C. Tiller Attorney-in-Fact)		March 22, 2001

•	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Report of independent public accountants:

To Polaris Industries Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Polaris Industries Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 23, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing elsewhere in this Form 10-K is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Minneapolis, Minnesota

January 23, 2002

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
	Period	Expenses	Add (Deduct)(1)	End of Period

1999: Deducted from asset accounts - Allowance for doubtful accounts receivable	$1,566	$1,421	$(602)	$2,385

2000: Deducted from asset accounts - Allowance for doubtful accounts receivable	$2,385	$2,519	$(2,359)	$2,545

2001: Deducted from asset accounts - Allowance for doubtful accounts receivable	$2,545	$1,858	$(797)	$3,606

(1)	Uncollectible accounts receivable written off, net of recoveries.

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON

FORM 10-K
For Fiscal Year Ended December 31, 2001

Exhibit
Number		Description

3.(	a)	Articles of Incorporation of Polaris Industries Inc. (‘the Company‘), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4 (No. 33-55769) (the ‘Form S-4‘).

(	b)	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Form S-4.

4.(	a)	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.

(	b)	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on May 25, 2000.

10.(	a)	Agreement for Deferred Compensation and Disability Income and Amendment No. 1 thereto with W. Hall Wendel, Jr. incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(	b)	Polaris 401(K) Retirement Savings Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 11, 2000 (No. 333-94451)

(	c)	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(	d)	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 5, 1999 (No. 333-77765)

(	e)	Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Form S-1.

(	f)	Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 18, 2002 (No. 333-84478).

(	g)	Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(	h)	Joint Venture Agreement between the Company and Transamerica Commercial Finance Corporation, now known as Transamerica Distribution Finance (‘TDF‘) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(	i)	Manufacturer’s Repurchase Agreement between the Company and Polaris Acceptance dated February 7, 1996 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(	j)	Multi-Year Revolving Credit Agreement dated June 14, 2001, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent and issuing lender, incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

Exhibit
Number		Description

(	k)	364 Day Revolving Credit Agreement dated June 14, 2001, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent, incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(	l)	Shareholder Agreement with Fuji Heavy Industries Ltd., incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(	m)	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(	n)	Amended and Restated Polaris Industries Inc. 1996 Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 18, 2002 (No. 333-84478).

(	o)	Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1997 (No. 333-21007).

(	p)	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(	q)	Employment Agreement between the Company and Thomas C. Tiller dated July 11, 2001. Incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(	r)	First Amendment to Joint Venture Agreement between the Company and TDF dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(	s)	Second Amendment to Joint Venture Agreement between the Company and TDF dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(	t)	Revolving Program Agreement between Polaris Sales Inc. and Household Bank (SB), N.A. dated October 15, 2001.

13.		Portions of the Annual Report to Security Holders for the Year Ended December 31, 2001 included pursuant to Note 2 to General Instruction G.

21.		Subsidiaries of Registrant.

23.		Consent of Arthur Andersen LLP.

24.		Power of Attorney.

99.		Company letter to SEC regarding representations of Arthur Andersen LLP.