Form 10-Q
period 2002-03-31
POLARIS INDUSTRIES INC/MN
filed 2002-05-10
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2002

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________________  to _______________________________

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

     As of May 3, 2002, 23,235,414 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarter Period Ended March 31, 2002

Page

Part I FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	13
Cash Dividends	14
Liquidity and Capital Resources	15
Inflation and Exchange Rates	16
Item 3 - Quantitative and Qualitative Disclosures on Market Risk	18
Note regarding forward-looking statements	18
Part II OTHER INFORMATION	19
Item 1 Legal Proceedings
Item 2 Changes in Securities
Item 3 Defaults upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE PAGE	20

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2002	December 31,
	(Unaudited)	2001

Assets
Current Assets
Cash and cash equivalents	$41,790	$40,530
Trade receivables	37,738	56,119
Inventories	179,307	152,717
Prepaid expenses and other	9,323	10,203
Deferred tax assets	44,064	45,748

Total current assets	312,222	305,317
Deferred tax assets	6,355	9,361
Property and equipment, net	171,665	170,323
Investments in finance affiliate and retail credit deposit	47,387	52,963
Goodwill, net	24,202	23,541
Intangible and other assets, net	3,603	3,658

Total Assets	$565,434	$565,163

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$112,974	$101,554
Accrued expenses	145,716	190,911
Income taxes payable	12,374	15,872

Total current liabilities	271,064	308,337
Borrowings under credit agreement	51,039	18,043

Total Liabilities	322,103	326,380

Shareholders’ Equity:
Common stock	228	229
Additional paid-in capital	0	0
Deferred compensation	(3,822)	(4,888)
Other Comprehensive Income	(4,199)	(5,192)
Retained earnings	251,124	248,634

Total shareholders’ equity	243,331	238,783

Total Liabilities and Shareholders’ Equity	$565,434	$565,163

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
Unaudited

	First Quarter Ended

	3/31/2002	3/31/2001

Sales	$299,169	$289,688
Cost of Sales	241,409	230,568

Gross profit	57,760	59,120
Operating expenses
Selling and marketing	20,691	22,199
Research and development	9,486	8,478
General and administrative	13,273	13,154

Total operating expenses	43,450	43,831

Operating Income	14,310	15,289
Non-operating Expense (Income):
Interest expense	682	2,112
Income from financial services	(3,192)	(3,480)
Other (income) expense, net	(673)	744

Income before income taxes	17,493	15,913
Provision for Income Taxes	5,860	5,490

Net Income	$11,633	$10,423

Net Income Per Share
Basic	$0.52	$0.45

Diluted	$0.49	$0.44

Weighted average shares outstanding:
Basic	22,442	23,152
Diluted	23,850	23,686

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	First Quarter Ended

	3/31/2002	3/31/2001

Operating Activities:
Net income	$11,633	$10,423
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	12,803	11,520
Noncash compensation	3,632	2,888
Noncash income from financial services	(2,030)	(3,414)
Deferred income taxes	4,690	(3,886)
Changes in current operating items
Trade receivables	18,381	(17,198)
Inventories	(26,590)	(67,708)
Accounts payable	11,420	40,469
Accrued expenses	(45,195)	(16,190)
Income taxes payable	(1,416)	4,426
Prepaid expenses and others, net	1,441	(6,738)

Net cash used for operating activities	(11,231)	(45,408)

Investing Activities:
Purchase of property and equipment	(14,105)	(15,325)
Investments in finance affiliate and retail credit deposit, net	7,620	10,133
Acquisition of business	(661)	0

Net cash used for investing activities	(7,146)	(5,192)

Financing Activities:
Borrowings under credit agreement	133,000	164,797
Repayments under credit agreement	(100,003)	(102,309)
Repurchase and retirement of common shares	(12,317)	(7,410)
Cash dividends to shareholders	(6,297)	(5,746)
Proceeds from the exercise of stock options	5,254	770

Net cash provided from financing activities	19,637	50,102

Net increase (decrease) in cash and cash equivalents	1,260	(498)
Cash and cash equivalents at beginning of period	40,530	2,369

Cash and cash equivalents at end of period	$41,790	$1,871

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Polaris implemented two new accounting rules during the first quarter 2002. Floor plan financing expenses that previously were included in selling and marketing expenses are now recorded as an offset to sales to comply with the requirements of Emerging Issues Task Force Issue (EITF) 01-09. Cooperative advertising expenses that previously were included in selling and marketing expenses are now recorded in cost of sales to comply with Emerging Issues Task Force Issue (EITF) 00-25. Certain amounts in 2001 have been reclassified to conform to the new requirements. These changes had no impact on previously reported net income.

NOTE 2.  Inventories

The major components of inventories are as follows (in thousands):

	March 31, 2002	December 31, 2001

Raw materials and purchased components	$24,913	$22,107
Parts, garments and accessories	54,054	53,573
Finished goods	100,340	77,037

	$179,307	$152,717

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

NOTE 3.  Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 14, 2004. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 13, 2002 with maximum available borrowing of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (2.47 percent at March 31, 2002).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of March 31, 2002, total borrowings under the bank line of credit arrangements were $51,039,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.  Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent through a loan from an affiliate of TDF and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at March 31, 2002 was approximately $500,000,000.

Beginning in 1999, Polaris Acceptance entered into an Income Sharing Agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS and its banking affiliate provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank, N.A. (Household). The remaining amount financed by consumers through TRFS and its banking affiliate at March 31, 2002 was approximately $14,000,000. TRFS is in the process of liquidating this remaining portfolio, which is expected to be completed some time in 2002.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan and retail credit portfolio are shared 50 percent to Polaris’ wholly owned subsidiary and 50 percent to TDF’s wholly owned subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from Financial Services in the accompanying consolidated statements of income.

In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The amount financed by consumers under this arrangement at March 31, 2002 was approximately $168,000,000. The receivable portfolio is owned and managed by Household and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheet. Polaris’ subsidiary participates in fifty percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

Polaris also provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. Polaris does not retain any warranty, insurance or financial risk in any of these arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of Income from Financial Services in the accompanying consolidated statements of income.

NOTE 5.  Investment In Manufacturing Affiliate

Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment in Robin is accounted for under the equity method, and is recorded as a component of Intangible and other assets in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Robin has been included as a component of Other (income) expense in the accompanying consolidated statements of income.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

NOTE 6.  Shareholder’s Equity

During the first three months of 2002, Polaris paid $12,317,000 to repurchase and retire 205,050 shares of its common stock with cash on hand and borrowings under its line of credit arrangements. Polaris had approximately 2,430,000 remaining shares available to repurchase under its current Board of Directors’ authorization as of March 31, 2002.

The Polaris Board of Directors voted to increase the regular quarterly cash dividend from $0.25 to $0.28 per share payable on February 15, 2002, to shareholders of record on February 1, 2002.

The Polaris Board of Directors also declared a regular cash dividend of $0.28 per share payable on or about May 15, 2002 to holders of record on May 1, 2002.

Net income per share for the periods ended March 31, 2002 and 2001 was calculated based on the weighted average number of common and potential common shares outstanding.

Basic earnings per share using SFAS No. 128 “Earnings Per Share” is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director Plan and the Employee Stock Ownership Plan (ESOP). Diluted earnings per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the Option Plan. A reconciliation of these amounts is as follows (in thousands):

	For Three Months
	Ended March 31,

	2002	2001

Weighted average number of common shares outstanding	22,248	22,952
Director Plan	24	30
ESOP	170	170

Basic weighted average shares outstanding	22,442	23,152

Net effect of dilutive stock options	1,408	534

Diluted weighted average shares outstanding	23,850	23,686

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,

	2002	2001

Net income	$11,633	$10,423
Other comprehensive income:
Foreign currency translation adjustment	(128)	(70)
Effect of SFAS 133 adoption	—	(2,544)
Unrealized gain (loss) on derivative instruments	1,121	(2,985)

Comprehensive income	$12,626	$4,824

NOTE 7.  Commitments and Contingencies

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

NOTE 8.  Accounting for Derivative Instruments and Hedging Activities

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

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria, as a cash flow hedge. At March 31, 2002, the interest rate swap’s fair market value was a liability of $1,681,000.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Foreign Exchange Contracts

Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges.

At March 31, 2002, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $54,291,000 and a net liability fair market value of $4,480,000. At March 31, 2002 there were no Canadian dollar foreign exchange contracts outstanding.

NOTE 9.  Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142 “Goodwill and Other Intangible Assets.” Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. Polaris calculated the fair value of its reporting unit using a discounted cash flow model. The results of the analysis indicated that no goodwill impairment existed as of January 1, 2002. In accordance with SFAS 142 the Company will complete an impairment analysis on an annual basis.

Goodwill before accumulated amortization was $35,321,000 at March 31, 2002 and $34,660,000 at December 31, 2001. Accumulated amortization was $11,119,000 at March 31, 2002 and $11,119,000 at December 31, 2001.

As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangibles assets are patents, trademarks, trade names, customer lists and technology. Intangible assets before accumulated amortization were $4,131,000 at March 31, 2002 and $4,123,000 at December 31, 2001. Accumulated amortization was $3,279,000 at March 31, 2001 and $3,230,000 at December 31, 2001. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below (in thousands):

	For the Three Months
	Ended March 31,

	2002	2001

Reported net income	$11,633	$10,423
Add-back goodwill amortization, net of tax	—	118

Adjusted net income	11,633	10,541
Reported basic net income per share	$0.52	$0.45
Add-back goodwill amortization	—	0.01

Adjusted basic net income per share	$0.52	$0.46

Reported diluted net income per share	$0.49	$0.44
Add-back goodwill amortization	—	0.01

Adjusted diluted net income per share	$0.49	$0.45

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended March 31, 2002 and 2001. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $299.2 million in the first quarter of 2002, representing a three percent increase from $289.7 million in sales for the same period in 2001.

Sales of ATVs were $215.5 million in the first quarter of 2002, up 14 percent from first quarter 2001 sales of $189.3 million. This increase reflects continued strong ATV industry growth as well as market share expansion for Polaris from the first quarter of last year. This success results from the continued benefit of incremental promotional programs as well as market acceptance of new model introductions. The Polaris Professional Series line also began to contribute in the first quarter generating sales of $1.6 million, which are included within the ATV sales numbers. The average per unit sales price for the first quarter 2002 was higher than last year’s first quarter due to a mix change as more of the new higher priced Sportsman 700, Rangers, and Professional Series models were sold during the quarter.

Sales of snowmobiles were $5.5 million for the first quarter of 2002, and were 71 percent lower than the $19.3 million for the comparable period in 2001. The decrease is mainly due to timing of shipments in the first quarter 2002 compared to 2001. In the first quarter 2001, the company shipped several models of the new Snow Check Select™ custom-order snowmobiles to dealers earlier than normal to support the introduction of the new custom order option program. The 2002 first quarter sales are more normal from a historical standpoint. The average per unit sales price decreased slightly during the first quarter 2002 when compared to the prior year period due to a mix change.

Sales of PWC were $22.6 million for the first quarter of 2002, a decrease of 11 percent compared to first quarter 2001 sales of $25.4 million. The decrease is due to the continued soft economy and its effect on the overall watercraft market. The average per unit sales price for the first quarter 2002 increased slightly from the first quarter 2001 primarily as a result of a change in mix of models sold.

Sales of Victory motorcycles were $12.7 million for the first quarter 2002, an increase of 132 percent from $5.4 million for the comparable period in 2001. The increase is due to the strong retail sales activity for Victory in the first quarter driven by the positive impact of additional promotional and advertising activity implemented over the past several quarters and the success of the new touring cruiser model. The average per unit sales price for the first quarter 2002 increased due to lower promotional costs incurred during the first quarter 2002 compared to the prior year and, to a lesser extent, due to a change in mix of models sold.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Parts, garments and accessories sales were $42.9 million for the first quarter 2002, a decrease of 14 percent from $50.1 million for the first quarter of 2001. The decrease is the result of the poor snowmobile riding conditions due to below normal levels of snowfall in much of North America this past season, which had a negative impact on sales of all snow related PG&A products.

Gross profit for the first quarter 2002 decreased two percent to $57.8 million or 19.3 percent of sales compared to $59.1 million or 20.4 percent of sales for the first quarter 2001. The decrease in the gross profit, as a percent of sales, is due to the continued aggressive ATV promotional spending in the first quarter of 2002, which was up by an incremental $7.3 million compared to the first quarter a year ago. Additionally, the gross margin percent was negatively impacted by a sales mix change from the decline in high margin PG&A sales during the first quarter 2002. These declines were partially offset by improved margins generated from new model introductions, like the Sportsman 700 ATV, and to a lesser extent, efficiency benefits from the Roseau production facility redesign and other cost reduction efforts.

Operating expenses in the first quarter of 2002 decreased one percent to $43.5 million from $43.8 million in the comparable 2001 period. As a percentage of sales, operating expenses decreased to 14.5 percent for the first quarter of 2002 compared to 15.1 percent for the same period in 2001. The decrease in operating expenses as a percentage of sales is primarily the result of the ongoing overall cost reduction efforts across the company. However, the company continues to invest in new product development and new technologies.

Income from financial services decreased eight percent to $3.2 million in the first quarter 2002 compared to $3.5 million in the first quarter 2001. The decrease is due primarily to the lower interest rates in the first quarter 2002 compared to the prior year.

Interest expense decreased 68 percent to $0.7 million in the first quarter 2002 compared to $2.1 million in the first quarter 2001. The decrease relates primarily to lower interest rates and lower borrowing levels in the first quarter 2002 compared to the prior year period.

Other non-operating income increased to $0.7 million in the first quarter 2002 compared to $0.7 million expense in the first quarter 2001. The higher income in the first quarter 2002 was due to the impact of currency fluctuations in the remeasurement of the balance sheets of the foreign subsidiaries.

The income tax provision rate for the first quarter 2002 was recorded at 33.5 percent of sales, a reduction from 34.5 percent of sales in the first quarter last year. The revised rate is a result of tax planning activities and is the anticipated income tax provision rate for the full year 2002.

Cash Dividends

The Polaris Board of Directors voted to increase the regular cash dividend from $0.25 to $0.28 per share payable on February 15, 2002, to shareholders of record on February 1, 2002.

In April 2002, the Board of Directors declared a $0.28 per share dividend payable on or about May 15, 2002, to shareholders of record on May 1, 2002.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Liquidity and Capital Resources

Net cash of $11.2 million was used for operating activities during the first quarter ended March 31, 2002, a $34.2 million improvement over the first quarter of 2001 primarily resulting from lower inventory levels than a year ago. Net cash used for investing activities was $7.1 million during the first quarter ended March 31, 2002 and primarily represents the purchase of property and equipment offset somewhat by a seasonal reduction of the investment in finance affiliate and retail credit deposit. Net cash provided from financing activities was $19.6 million during the first quarter ended March 31, 2002, which primarily represents an increase in borrowings partially offset by dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $41.8 million at March 31, 2002.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (2.47 percent at March 31, 2002). As of March 31, 2002, total borrowings under these credit arrangements were $51.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

During the first quarter of 2002, Polaris paid $12.3 million to repurchase and retire 205,050 shares of its common stock with cash on hand and borrowings under its line of credit arrangements. Approximately 7.1 million shares have been repurchased as of March 31, 2002 since the inception of the board authorization.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the remainder of 2002. At this time, management is not aware of any factors that would have a material impact in cash flow beyond 2002.

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Beginning in 1999, Polaris Acceptance entered into an Income Sharing Agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS provides private label retail credit financing to Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank, N.A. (Household). The remaining amount financed by consumers through TRFS at March 31, 2002 was approximately $14.0 million. TRFS is in the process of liquidating this remaining portfolio, which is expected to be completed some time in 2002.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan and retail credit portfolio are shared 50 percent to Polaris’ wholly owned subsidiary and 50 percent to TDF’s wholly owned subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from Financial Services in the accompanying consolidated statements of income.

In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheet. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15.0 million.

As of March 31, 2002, the wholesale portfolio for dealers in the United States was approximately $500.0 million, a decrease from $547.0 million at December 31, 2001 and an increase of eighteen percent from March 31, 2001. Credit losses in this portfolio have been modest averaging less than three tenths of one percent of the portfolio over the six-year life of the partnership. The Household retail credit portfolio balance as of March 31, 2002, was approximately $168.0 million, up from $160.0 million at December 31, 2001. Receivable losses have averaged about three percent in the two-year life of this portfolio, in line with industry norms.

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

During calendar 2001, purchases totaling 12 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2002 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2001. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a positive impact on cost of sales during the remainder of 2002 when compared to the same periods in 2001.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the Canadian dollar in relationship to the U.S. dollar has resulted in lower gross margin levels on a comparable basis in the first quarter 2002 when compared to the same period in 2001.

Currency remeasurement, translation and exchange gains and losses are reflected in the results of operations for the Canadian and Australian subsidiaries and are reflected as Other Comprehensive Income in the equity section of the balance sheet for the French subsidiary.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 2002, Polaris had open Japanese yen foreign exchange hedging contracts with notional amounts totaling $54.3 million U.S. dollars that mature at various times throughout the remainder of 2002.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2001 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2001 annual report on Form 10-K.

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
March 31, 2002

PART II.	OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities

None

Item 3 — Defaults upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

During the quarter ended March 31, 2002 the Company:

	1.	filed a Current Report on Form 8-K on March 15, 2002, as amended on March 27, 2002, announcing the appointment of Ernst & Young LLP as its independent auditors for the year ending December 31, 2002; and

	2.	filed a Current report on Form 8-K on February 8, 2002 to furnish certain materials under Regulation FD that replaced and superceded all such materials included in any exhibit to a Form 8-K previously filed with the Commission.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2002

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: May 9 , 2002	/s/ Thomas C. Tiller Thomas C. Tiller President and Chief Executive Officer

Date: May 9 , 2002	/s/ Michael W. Malone Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)