Form 10-Q
period 2002-06-30
POLARIS INDUSTRIES INC/MN
filed 2002-08-09
CIK 931015

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

     As of July 31, 2002, 23,093,469 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

TABLE OF CONTENTS

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2002

Table of Contents

Page

Part I FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	13
Cash Dividends	15
Liquidity and Capital Resources	15
Inflation and Exchange Rates	16
Item 3 — Quantitative and Qualitative Disclosures on Market Risk
Note regarding forward-looking statements	18
Part II OTHER INFORMATION	19
Item 1 Legal Proceedings
Item 2 Changes in Securities
Item 3 Defaults upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE PAGE	20

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2002
	(Unaudited)	December 31, 2001

Assets
Current Assets
Cash and cash equivalents	$46,060	$40,530
Trade receivables	41,693	56,119
Inventories	174,228	152,717
Prepaid expenses and other	8,350	10,203
Deferred tax assets	45,715	45,748

Total current assets	316,046	305,317
Deferred tax assets	6,404	9,361
Property and equipment, net	167,814	170,323
Investments in finance affiliate and retail credit deposit	47,750	52,963
Goodwill, net	23,999	23,541
Intangible and other assets, net	3,635	3,658

Total Assets	$565,648	$565,163

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$106,248	$101,554
Accrued expenses	166,091	190,911
Income taxes payable	22,395	15,872

Total current liabilities	294,734	308,337
Borrowings under credit agreement	18,036	18,043

Total Liabilities	312,770	326,380

Shareholders’ Equity:
Common stock	227	229
Additional paid -in capital	0	0
Deferred compensation	(2,261)	(4,888)
Other comprehensive loss	(1,288)	(5,192)
Retained earnings	256,200	248,634

Total shareholders’ equity	252,878	238,783

Total Liabilities and Shareholders’ Equity	$565,648	$565,163

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2002	2001	2002	2001

Sales	$362,589	$354,558	$661,758	$644,246
Cost of Sales	288,160	291,087	529,569	521,655

Gross profit	74,429	63,471	132,189	122,591
Operating expenses
Selling and marketing	20,388	18,736	41,079	40,935
Research and development	11,363	8,059	20,849	16,537
General and administrative	16,674	12,876	29,947	26,030

Total operating expenses	48,425	39,671	91,875	83,502
Income from financial services	3,038	3,218	6,230	6,698

Operating Income	29,042	27,018	46,544	45,787
Non-operating Expense (Income):
Interest expense	781	2,532	1,463	4,644
Other income, net	(1,601)	(1,585)	(2,274)	(841)

Income before income taxes	29,862	26,071	47,355	41,984
Provision for Income Taxes	10,004	8,994	15,864	14,484

Net Income	$19,858	$17,077	$31,491	$27,500

Net Income Per Share
Basic	$0.88	$0.74	$1.40	$1.19

Diluted	$0.83	$0.72	$1.32	$1.16

Weighted average shares outstanding:
Basic	22,457	23,077	22,450	23,115

Diluted	23,821	23,728	23,835	23,707

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	For Six Months Ended June 30,
	2002	2001

Operating Activities:
Net income	$31,491	$27,500
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	27,354	25,729
Noncash compensation	8,751	6,111
Noncash income from financial services	(3,947)	(6,371)
Deferred income taxes	2,990	(10,034)
Changes in current operating items
Trade receivables	14,426	(18,217)
Inventories	(21,511)	(54,002)
Accounts payable	4,694	33,207
Accrued expenses	(24,820)	1,369
Income taxes payable	9,630	5,512
Prepaid expenses and others, net	5,675	(6,816)

Net cash provided by operating activities	54,733	3,988

Investing Activities:
Purchase of property and equipment	(24,758)	(28,192)
Investments in finance affiliate and retail credit deposit, net	9,096	9,150
Acquisition of business	(458)	0

Net cash used for investing activities	(16,120)	(19,042)

Financing Activities:
Borrowings under credit agreement	246,000	471,099
Repayments under credit agreement	(246,007)	(423,113)
Repurchase and retirement of common shares	(29,824)	(22,068)
Cash dividends to shareholders	(12,689)	(11,509)
Proceeds from the exercise of stock options	9,437	1,580

Net cash provided by/(used for) financing activities	(33,083)	15,989

Net increase in cash and cash equivalents	5,530	935
Cash and cash equivalents at beginning of period	$40,530	$2,369

Cash and cash equivalents at end of period	$46,060	$3,304

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

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

Income from financial services which was previously reported as non-operating income is now reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. This change has no impact on previously reported net income.

NOTE 2. Inventories

The major components of inventories are as follows (in thousands):

	June 30, 2002	December 31, 2001

Raw Materials & Purchased Components	$41,430	$22,107
Parts, Garments & Accessories	51,749	53,573
Finished Goods	81,049	77,037

	$174,228	$152,717

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

NOTE 3. Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 14, 2004. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 12, 2003 with maximum available borrowings of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (2.42 percent at June 30, 2002).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of June 30, 2002, total borrowings under the bank line of credit arrangements were $18,036,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent through a loan from an affiliate of TDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at June 30, 2002 was approximately $515,000,000.

Beginning in 1999, Polaris Acceptance entered into an Income Sharing Agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS and its banking affiliate provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank, N.A. (Household). The remaining amount financed by consumers through TRFS and its banking affiliate is in the process of being liquidated, which is expected to be completed some time in 2002.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan and retail credit portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by TDF’s wholly owned subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from Financial Services in the accompanying consolidated statements of income.

In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The amount financed by consumers under this arrangement at June 30, 2002 was approximately $192,000,000. The receivable portfolio is owned and managed by Household and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheet. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

NOTE 5. Investment In Manufacturing Affiliate

Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment in Robin is accounted for under the equity method, and is recorded as a component of Intangible and other assets in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Robin has been included as a component of Other income in the accompanying consolidated statements of income.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

NOTE 6. Shareholder’s Equity

During the first six months of 2002, Polaris paid $29,824,000 to repurchase and retire 461,000 shares of its common stock. Polaris had approximately 2,175,000 remaining shares available to repurchase under its current Board of Directors’ authorization as of June 30, 2002.

Polaris paid a regular cash dividend of $0.28 per share payable on May 15, 2002 to holders of record on May 1, 2002.

The Polaris Board of Directors also declared a regular cash dividend of $0.28 per share payable on or about August 15, 2002 to holders of record on August 1, 2002.

Net Income per Share

Net income per share for the periods ended June 30, 2002 and 2001 was calculated based on the weighted average number of common and potential common shares outstanding.

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

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Weighted average number of common shares outstanding	22,265	22,881	22,257	22,917
Director Plan	22	26	23	28
ESOP	170	170	170	170

Basic weighted average shares outstanding	22,457	23,077	22,450	23,115
Net effect of dilutive stock options	1,364	651	1,385	592

Diluted weighted average shares outstanding	23,821	23,728	23,835	23,707

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Net income	$19,858	$17,077	$31,491	$27,500
Other comprehensive income:
Foreign currency translation adjustment	234	(196)	106	(266)
Effect of SFAS 133 adoption	—	—	—	(2,544)
Unrealized gain (loss) on derivative instruments	2,677	1,596	3,798	(1,389)

Comprehensive income	$22,769	$18,477	$35,395	$23,301

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

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria, as a cash flow hedge. At June 30, 2002, the unrealized loss pertaining to the swap

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

agreement was $2,350,000 which is recorded, net of tax, as a component of Other comprehensive loss in shareholders’ equity.

Foreign Exchange Contracts

Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges.

At June 30, 2002, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $35,332,000. At June 30, 2002, Polaris had open Canadian dollar foreign exchange contracts with notional amounts totaling U.S. $72,929,000. The Japanese yen contracts have an unrealized gain of $1,668,000 and the Canadian dollar contracts have an unrealized loss of $1,452,000, both of which are recorded, net of tax, as a component of Other comprehensive loss in shareholders’ equity.

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

Goodwill before accumulated amortization was $35,118,000 at June 30, 2002 and $34,660,000 at December 31, 2001. Accumulated amortization was $11,119,000 at June 30, 2002 and $11,119,000 at December 31, 2001.

As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangibles assets are patents, trademarks, trade names, customer lists and technology. Intangible assets before accumulated amortization were $4,134,000 at June 30, 2002 and $4,123,000 at December 31, 2001. Accumulated amortization was $3,329,000 at June 30, 2002 and $3,230,000 at December 31, 2001. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Reported net income	$19,858	$17,077	$31,491	$27,500
Add-back goodwill amortization, net of tax	—	143	—	286

Adjusted net income	$19,858	$17,220	$31,491	$27,786
Reported basic net income per share	$0.88	$0.74	$1.40	$1.19
Add-back goodwill amortization	—	0.01	—	0.01

Adjusted basic net income per share	$0.88	$0.75	$1.40	$1.20

Reported diluted net income per share	$0.83	$0.72	$1.32	$1.16
Add-back goodwill amortization	—	0.01	—	0.01

Adjusted diluted net income per share	$0.83	$0.73	$1.32	$1.17

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended June 30, 2002 and 2001. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $362.6 million in the second quarter of 2002, representing a two percent increase from $354.6 million in sales for the same period in 2001.

Sales of ATVs were $200.2 million in the second quarter of 2002, up five percent from second quarter 2001 sales of $191.1 million. Sales benefited from the introduction of several new products, including the Sportsman 700, two new models of the RANGER utility task vehicle; and the new Polaris Professional Series. Polaris Professional Series sales were $2.8 million in the second quarter 2002 versus $0.7 million in the second quarter 2001. The average per unit sales price for the second quarter 2002 was higher than last year’s second quarter due to a mix change as more of the new higher priced Sportsman 700, RANGERs, and Professional Series models were sold during the current quarter.

Sales of snowmobiles were $91.4 million for the second quarter of 2002, four percent lower than the $94.9 million for the comparable period in 2001. The decrease is mainly the result of dealers taking a more conservative ordering approach due to last season’s light snowfall, resulting in an overall lower production schedule for the 2002-2003 model year. The average per unit sales price for snowmobiles increased during the second quarter 2002 when compared to the prior year period due to a mix change.

Sales of PWC were $10.5 million for the second quarter of 2002, an increase of ten percent from the second quarter 2001 sales of $9.5 million. Although unit shipments were comparable, lower promotion expenses were required to assist retail sales in the second quarter of 2002 since the competitive promotional activity for PWC has been more modest this season.

Sales of Victory motorcycles were $7.7 million for the second quarter 2002, a decrease of 22 percent from $9.9 million for the comparable period in 2001. The decrease is primarily attributable to a change in timing of shipments between the first and second quarter of 2002 compared to a year ago. Year to date sales are up 32 percent for Victory motorcycles. During the quarter two new Victory models and the new Freedom engine introduced last fall continued to gain market acceptance. The average per unit sales price for the second quarter 2002 decreased due to a change in mix of models sold.

PG&A sales were $52.8 million for the second quarter 2002, an increase of seven percent from $49.2 million for the second quarter of 2001. All components of the PG&A business except for snowmobiles, showed improvement over the prior year. Improvements were driven

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

by higher volume of whole goods sold during the quarter, additional PG&A product offerings, improved quality, and an emphasis on selling solutions to the customer.

Total sales increased to $661.8 million for the year-to-date period ended June 30, 2002, up three percent from $644.2 million for the same period in 2001. The increase in sales is primarily due to higher sales of ATVs offset somewhat by lower snowmobile sales versus the prior year period.

Gross profit for the second quarter 2002 increased 17 percent to $74.4 million or 20.5 percent of sales compared to $63.5 million or 17.9 percent of sales for the second quarter 2001. For the year to date period ended June 30, 2002, gross profit increased eight percent to $132.2 million or 20.0 percent of sales compared to $122.6 million or 19.0 percent of sales in the comparable period in 2001. The increase in gross profit as a percent of sales for the 2002 second quarter and the year to date periods is due to a number of factors, including efficiency gains from the Roseau facility redesign completed in the first quarter 2002; changes in the sales mix from new products introduced over the past several quarters; savings from various cost reduction initiatives; an increase in the number of engines produced in house; and improved product quality resulting in lower warranty expense. These favorable factors were offset somewhat by higher ATV promotional expenses incurred in the 2002 periods when compared to the same periods a year ago.

Operating expenses in the second quarter of 2002 increased 22 percent to $48.4 million from $39.7 million in the comparable 2001 period. As a percentage of sales, operating expenses increased to 13.4 percent for the second quarter of 2002 compared to 11.2 percent for the same period in 2001. For the year-to-date period ended June 30, 2002 operating expenses increased ten percent to $91.9 million or 13.9 percent of sales compared to $83.5 million or 13.0 percent of sales in the comparable period in 2001. The increase in operating expenses for the 2002 second quarter and the year to date periods is primarily the result of an increase in research and development expenses related to future product introductions and technologies as well as a positive move in the stock price that has occurred which has increased the cost of stock based compensation plans in the 2002 periods when compared to the same periods a year ago.

Income from financial services decreased six percent to $3.0 million in the second quarter 2002 from $3.2 million in the second quarter 2001. The decrease is due primarily to the lower interest rates in the second quarter 2002 compared to the prior year.

Interest expense decreased 69 percent to $0.8 million in the second quarter 2002 from $2.5 million in the second quarter 2001. The decrease relates primarily to lower interest rates and lower borrowing levels in the second quarter 2002 compared to the prior year period.

Other non-operating income remained relatively flat at $1.6 million in the second quarter 2002 and 2001. The other income is generated primarily from the impact of currency fluctuations in the re-measurement of the balance sheets of foreign subsidiaries in each period presented.

The income tax provision rate for the second quarter 2002 was recorded at 33.5 percent of income before income taxes, a reduction from 34.5 percent in the second quarter last year. The revised rate is a result of the favorable impact of tax planning activities.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

Cash Dividends

Polaris paid a $0.28 per share dividend payable on May 15, 2002 to shareholders of record on May 1, 2002. In July 2002, the Board of Directors declared a $0.28 per share dividend payable on or about August 15, 2002 to shareholders of record on August 1, 2002.

Liquidity and Capital Resources

Net cash of $54.7 million was provided by operating activities during the six months ended June 30, 2002, a $50.7 million improvement over the comparable period of 2001 primarily resulting from lower inventory and accounts receivable levels than a year ago. Net cash used for investing activities was $16.1 million during the six months ended June 30, 2002 and primarily represents the purchase of property and equipment offset somewhat by a seasonal reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $33.1 million during the six months ended June 30, 2002, which primarily represents dividends paid to shareholders and the repurchase of common shares offset by proceeds from the exercise of stock options. Cash and cash equivalents totaled $46.1 million at June 30, 2002.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (2.42 percent at June 30, 2002). As of June 30, 2002, total borrowings under these credit arrangements were $18.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

Year to date 2002, Polaris paid $29.8 million to repurchase and retire 461,000 shares of its common stock with cash on hand and borrowings under its line of credit arrangements. As of June 30, 2002 approximately 7.3 million shares have been repurchased since the inception of the board authorization.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the foreseeable future. At this time, management is not aware of any factors that would have a material impact in cash flow.

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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

Beginning in 1999, Polaris Acceptance entered into an Income Sharing Agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS provides private label retail credit financing to Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank, N.A. (Household). The remaining amount financed by consumers through TRFS is in the process of being liquidated, which is expected to be completed some time in 2002.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan and retail credit portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by TDF’s wholly owned subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from Financial Services in the accompanying consolidated statements of income.

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

As of June 30, 2002, the wholesale portfolio for dealers in the United States was approximately $515.0 million, a six percent decrease from $547.0 million at December 31, 2001. Credit losses in this portfolio have been modest, averaging less than 0.3 percent of the portfolio over the six-year life of the partnership. The Household retail credit portfolio balance as of June 30, 2002, was approximately $192.0 million, up from $160.0 million at December 31, 2001. Receivable losses have averaged about three percent in the two-year life of this portfolio, in line with industry norms.

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

During calendar 2001, purchases totaling 12 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter ended June 30, 2002 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2001. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales during the remainder of 2002 when compared to the same periods in 2001.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the Canadian dollar in relationship to the U.S. dollar has resulted in lower gross margin levels on a comparable basis in the second quarter 2002 when compared to the same period in 2001. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remainder of 2002 when compared to the same periods in 2001.

Currency re-measurement, translation and exchange gains and losses are reflected in the results of operations for the Canadian and Australian subsidiaries and are reflected as Other Comprehensive Loss in the equity section of the balance sheet for the French subsidiary.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 2002, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $35.3 million and $72.9 million U.S. dollars, respectively, which will mature at various times throughout the remainder of 2002.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

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
June 30, 2002

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities

None

Item 3 — Defaults upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 2, 2002. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:

To elect the following nominees as Class II members of the board of directors of the Company for a new term of three years and until their successors are duly elected and qualified:

		Withheld
	Votes For	Authority

William E. Fruhan, Jr.	19,911,341	175,076
John R. Menard, Jr.	19,901,860	184,557
R. M. Schreck	19,908,103	178,314

To elect the following nominee as a Class III member of the board of directors of the Company for a new term of one year and until his successor is duly elected and qualified:

		Withheld
	Votes For	Authority

George W. Buckley	19,901,096	185,321

The terms of the following directors continued after the annual meeting: Gregory R. Palen, Richard A. Zona, Andris A. Baltins, Thomas C. Tiller and J. Richard Stonesifer.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10(k) — Amended and Restated 364 Day Revolving Credit Agreement dated June 13, 2002, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent and issuing lender.

Exhibit 99(a) — Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

Exhibit 99(b) — Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

(b) Reports on Form 8-K

None

FORM 10-Q
For the Quarterly Period Ended
June 30, 2002

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

/s/ Thomas C. Tiller
Date:	August 9, 2002	Thomas C. Tiller President and Chief Executive Officer

/s/ Michael W. Malone
Date:	August 9, 2002	Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)