Form 10-Q
period 2002-09-30
POLARIS INDUSTRIES INC/MN
filed 2002-11-14
CIK 931015

FORM 10-Q For the Quarterly Period Ended September 30, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

(Mark one)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-11411

Polaris Industries Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1790959

(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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

Yes |X|          No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of November 8, 2002, 22,714,000 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2002

Table of Contents

Page
Part I	FINANCIAL INFORMATION

Item 1	–	Consolidated Financial Statements

Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	13
Cash Dividends	15
Liquidity and Capital Resources	15
Inflation and Exchange Rates	17
Significant Accounting Policies	17

Item 3	–	Quantitative and Qualitative Disclosures on Market Risk

Note regarding forward-looking statements	18

Item 4	–	Controls and Procedures	19

Part II	OTHER INFORMATION	20

Item 1	–	Legal Proceedings
Item 2	–	Changes in Securities
Item 3	–	Defaults upon Senior Securities
Item 6	–	Exhibits and Reports on Form 8-K

SIGNATURE PAGE	21

Certifications	22

2 FORM 10-Q For the Quarterly Period Ended September 30, 2002

POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In Thousands)

	September 30, 2002 (Unaudited)	December 31, 2001

Assets
Current Assets
Cash and cash equivalents	$67,506	$40,530
Trade receivables	52,639	56,119
Inventories	181,005	152,717
Prepaid expenses and other	10,273	10,203
Deferred tax assets	46,266	45,748

Total current assets	357,689	305,317
Deferred tax assets	4,000	9,361
Property and equipment, net	166,028	170,323
Investments in finance affiliate and retail credit deposit	54,123	52,963
Goodwill, net	24,267	23,541
Intangible and other assets, net	3,620	3,658

Total Assets	$609,727	$565,163

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$115,281	$101,554
Accrued expenses	180,927	190,911
Income taxes payable	27,125	15,872

Total current liabilities	323,333	308,337

Borrowings under credit agreement	18,031	18,043

Total Liabilities	341,364	326,380

Shareholders’ Equity:
Common stock	225	229
Additional paid-in capital	0	0
Deferred compensation	(1,792)	(4,888)
Other comprehensive loss	(521)	(5,192)
Retained earnings	270,451	248,634

Total Shareholders’ Equity	268,363	238,783

Total Liabilities and Shareholders’ Equity	$609,727	$565,163

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	For Three Months Ended Sept. 30,		For Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Sales	$428,005	$423,624	$1,089,763	$1,067,870
Cost of sales	325,575	332,713	855,144	854,368

Gross profit	102,430	90,911	234,619	213,502
Operating expenses
Selling and marketing	24,465	18,587	65,544	59,522
Research and development	11,210	8,510	32,059	25,047
General and administrative	14,805	16,416	44,752	42,446

Total operating expenses	50,480	43,513	142,355	127,015

Income from financial services	3,882	3,492	10,112	10,190

Operating Income	55,832	50,890	102,376	96,677

Non-operating Expense (Income):
Interest expense	554	1,732	2,017	6,376
Other (income) expense net	380	(13)	(1,894)	(854)

Income before income taxes	54,898	49,171	102,253	91,155

Provision for Income Taxes	17,842	16,964	33,706	31,448

Net Income	$37,056	$32,207	$68,547	$59,707

Net Income Per Share
Basic	$1.66	$1.42	$3.06	$2.60

Diluted	$1.57	$1.38	$2.89	$2.53

Weighted average shares outstanding:
Basic	22,335	22,737	22,412	22,989

Diluted	23,571	23,370	23,747	23,595

See Notes to Consolidated Financial Statements 4 FORM 10-Q For the Quarterly Period Ended September 30, 2002

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) Unaudited

	For Nine Months Ended September 30,
	2002	2001
Operating Activities:
Net income	$68,547	$59,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,605	39,664
Noncash compensation	11,962	10,906
Noncash income from financial services	(6,410)	(9,560)
Deferred income taxes	4,843	(12,491)
Changes in current operating items:
Trade receivables	3,480	(32,902)
Inventories	(28,288)	(33,336)
Accounts payable	13,727	38,628
Accrued expenses	(9,984)	24,196
Income taxes payable	14,453	23,983
Prepaid expenses and others, net	4,884	(4,120)

Net cash provided by operating activities	118,819	104,675

Investing Activities:
Purchase of property and equipment	(37,157)	(42,174)
Investments in finance affiliate and retail credit deposit, net	5,250	13,767
Acquisition of business	(726)	(3,167)

Net cash used for investing activities	(32,633)	(31,574)

Financing Activities:
Borrowings under credit agreement	324,000	608,097
Repayments under credit agreement	(324,012)	(615,117)
Repurchase and retirement of common shares	(50,194)	(42,400)
Cash dividends to shareholders	(18,996)	(17,193)
Proceeds from the exercise of stock options	9,992	2,879

Net cash used for financing activities	(59,210)	(63,734)

Net increase in cash and cash equivalents	26,976	9,367

Cash and cash equivalents at beginning of period	40,530	2,369

Cash and cash equivalents at end of period	$67,506	$11,736

See Notes to Consolidated Financial Statements

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

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

Polaris implemented two new accounting rules during the first quarter 2002. Floor plan financing expenses that previously were included in selling and marketing expenses are now recorded as an offset to sales to comply with the requirements of Emerging Issues Task Force Issue (EITF) 01-09. Cooperative advertising expenses that previously were included in selling and marketing expenses are now recorded in cost of sales to comply with the requirements of Emerging Issues Task Force Issue (EITF) 00-25. Certain amounts in the 2001 periods presented have been reclassified to conform to the new requirements. These changes had no impact on previously reported net income.

Income from financial services which was previously reported as non-operating income is now reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. This change has no impact on previously reported net income.

NOTE 2. Inventories

The major components of inventories are as follows (in thousands):

	Sept 30, 2002	Dec. 31, 2001
Raw Materials & Purchased Components	$32,387	$22,107
Parts, Garments & Accessories	49,354	53,573
Finished Goods	99,264	77,037

	$181,005	$152,717

6 FORM 10-Q For the Quarterly Period Ended September 30, 2002 NOTE 3. Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 14, 2004. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 12, 2003 with maximum available borrowings of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (effective rate was 2.31 percent at September 30, 2002).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of September 30, 2002, total borrowings under the bank line of credit arrangements were $18,031,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent through a loan from an affiliate of TDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at September 30, 2002 was approximately $605,000,000.

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

7 FORM 10-Q For the Quarterly Period Ended September 30, 2002

In October 2001, Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The amount financed by consumers under this arrangement at September 30, 2002 was approximately $226,000,000. The receivable portfolio is owned and managed by Household and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheet. Polaris participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its cash deposit plus an aggregate amount of not more than $15,000,000.

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

8 FORM 10-Q For the Quarterly Period Ended September 30, 2002 NOTE 6. Shareholders’ Equity

During the first nine months of 2002, Polaris paid $50,194,000 to repurchase and retire 767,000 shares of its common stock. Polaris had approximately 1,900,000 remaining shares available to repurchase under its current Board of Directors’authorization as of September 30, 2002.

Polaris paid a regular cash dividend of $0.28 per share payable on August 15, 2002 to holders of record on August 1, 2002.

The Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about November 15, 2002 to holders of record on November 1, 2002.

Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Director Plan and the Employee Stock Ownership Plan (ESOP). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the stock options outstanding. A reconciliation of these amounts is as follows (in thousands):

	For Three Months Ended Sept 30,		For Nine Months Ended Sept 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding	22,145	22,546	22,220	22,793

Director Plan	20	21	22	26

ESOP	170	170	170	170

Basic weighted average shares outstanding	22,335	22,737	22,412	22,989

Net effect of dilutive stock options	1,236	633	1,335	606

Diluted weighted average shares outstanding	23,571	23,370	23,747	23,595

9 FORM 10-Q For the Quarterly Period Ended September 30, 2002

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For Three Months Ended Sept 30,				For Nine Months Ended Sept 30,
	2002		2001		2002		2001
Net income	$37,056		$32,207		$68,547		$59,707
Other comprehensive income:
Foreign currency translation adjustment	(2)		180		104		(86)
Effect of SFAS 133 adoption	-0	-	-0	-	-0	-	(2,544)
Unrealized gain on derivative instruments	769		2,977		4,567		1,588

Comprehensive income	$37,823		$35,364		$73,218		$58,665

NOTE 7. Commitments and Contingencies

Polaris is subject to product liability claims in the normal course of business and prior to June 1996 elected not to purchase insurance for product liability losses. Effective June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded a self-insured retention. In September 2002, due to insurance market conditions resulting in significantly higher proposed premium costs, Polaris again elected not to purchase insurance for product liability losses. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

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

10 FORM 10-Q For the Quarterly Period Ended September 30, 2002

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria, as a cash flow hedge. At September 30, 2002, the unrealized loss pertaining to the swap agreement was $3,392,000 which is recorded, net of tax, as a component of other comprehensive loss in shareholders’ equity.

Foreign Exchange Contracts

Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges.

At September 30, 2002, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $57,041,000. At September 30, 2002, Polaris had open Canadian dollar foreign exchange contracts with notional amounts totaling U.S. $40,689,000. The Japanese yen contracts have an unrealized gain of $1,223,000 and the Canadian dollar contracts have an unrealized gain of $1,152,000, both of which are recorded, net of tax, as components of other comprehensive loss in shareholders’ equity.

NOTE 9. Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142 “Goodwill and Other Intangible Assets.”Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. Polaris calculated the fair value of its reporting unit using a discounted cash flow model. The results of the analysis indicated that no goodwill impairment existed as of January 1, 2002. In accordance with SFAS 142 the Company will complete an impairment analysis on an annual basis.

Goodwill before accumulated amortization was $35,386,000 at September 30, 2002 and $34,660,000 at December 31, 2001. Accumulated amortization was $11,119,000 at September 30, 2002 and at December 31, 2001.

As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangibles assets are patents, trademarks, trade names, customer lists and technology. Intangible assets before accumulated amortization were $4,118,000 at September 30, 2002 and $4,123,000 at December 31, 2001. Accumulated amortization was $3,378,000 at September 30, 2002 and $3,230,000 at December 31, 2001. The net value of intangible assets is included as a component of Intangible and other assets in the accompanying consolidated balance sheets.

11 FORM 10-Q For the Quarterly Period Ended September 30, 2002

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below (in thousands):

	For Three Months Ended Sept 30,		For Nine Months Ended Sept 30,
	2002	2001	2002	2001
Reported net income	$37,056	$32,207	$68,547	$59,707
Add-back goodwill amortization, net of tax	—	143	—	429

Adjusted net income	$37,056	$32,350	$68,547	$60,136

Reported basic net income per share	$1.66	$1.42	$3.06	$2.60
Add-back goodwill amortization	—	—	—	.02

Adjusted basic net income per share	$1.66	$1.42	$3.06	$2.62

Reported diluted net income per share	$1.57	$1.38	$2.89	$2.53
Add-back goodwill amortization	—	—	—	.02

Adjusted diluted net income per share	$1.57	$1.38	$2.89	$2.55

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended September 30, 2002 and 2001. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $428.0 million in the third quarter of 2002, representing a one percent increase from $423.6 million in sales for the same period in 2001.

Sales of ATVs were $252.7 million in the third quarter of 2002, up 23 percent from third quarter 2001 sales of $205.5 million. Sales benefited from the introduction of several new products, including the Sportsman 700, two new models of the RANGER utility task vehicle, the new Polaris Professional Series and more recently the Sportsman 600. Polaris Professional Series sales were $5.8 million in the third quarter 2002 compared to no sales in the third quarter 2001. The average per unit sales price for the third quarter 2002 was higher than last year’s third quarter due to a mix change as more of the new higher priced Sportsman 600 and 700, RANGERs, and Professional Series models were sold during the current quarter.

Sales of snowmobiles were $114.7 million for the third quarter of 2002, 29 percent lower than sales of $162.0 million for the comparable period in 2001. The decrease is the result of the lack of good snowfall last season resulting in a planned lower unit production level for the 2002-2003 model year as announced earlier in the year. The average per unit sales price for snowmobiles increased during the third quarter 2002 when compared to the prior year period due to a mix change toward higher priced models.

Sales of PWC were $4.3 million for the third quarter of 2002, an increase of 131 percent from the third quarter 2001 sales of $1.9 million. Timing of shipments at the end of the personal watercraft selling season was the primary reason for the increase. The third quarter is seasonally a low quarter for PWC shipments. The average per unit sales price for PWC increased during the third quarter 2002 when compared to the prior year period due to a mix change as more of the larger PWC were sold during the quarter, which command a higher selling price.

Sales of Victory motorcycles were $3.8 million for the third quarter 2002, a substantial increase from $0.2 million for the comparable period in 2001. The increase is primarily attributable to the positive acceptance of several new product introductions and an earlier start of new model year production in the third quarter of 2002 compared to 2001. The average per unit sales price for Victory motorcycles increased during the third quarter 2002 when compared to the prior year period due to a mix change as more of the new higher priced products were sold such as the Touring Cruiser motorcycle and lower promotional expense required in the third quarter of 2002 versus 2001.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

PG&A sales were $52.5 million for the third quarter 2002, a decrease of three percent from $54.0 million for the third quarter of 2001. Snowmobile parts, garments and accessories, which traditionally comprise approximately 40 percent of the PG&A business, continued to be negatively impacted by the lack of significant snowfall in the prior riding season. However, with the exception of snowmobile PG&A, all components of the PG&A business experienced growth over the prior year driven by additional product offerings, improved quality and emphasis on selling solutions to the customer.

Total sales increased to $1,089.8 million for the year-to-date period ended September 30, 2002, up two percent from $1,067.9 million for the same period in 2001. The increase in sales is primarily due to higher sales of ATVs offset by lower snowmobile and related PG&A sales versus the prior year period.

Gross profit for the third quarter 2002 increased 13 percent to $102.4 million or 23.9 percent of sales compared to $90.9 million or 21.5 percent of sales for the third quarter 2001. For the year to date period ended September 30, 2002, gross profit increased 10 percent to $234.6 million or 21.5 percent of sales compared to $213.5 million or 20.0 percent of sales in the comparable period in 2001. The continued improvement in the gross profit margin is attributable to a number of initiatives the company has implemented and other factors, including efficiency gains from the Roseau facility redesign; changes in the sales mix resulting from the new products introduced over the past several quarters; improvement in the Japanese yen currency exchange rate; savings from various cost reduction initiatives; an increase in the number of engines produced in house, and quality improvements arising from lower warranty expense this quarter compared to the third quarter last year; all offset somewhat by continued higher ATV promotional expenses incurred in the third quarter 2002 and lower sales in the high margin PG&A business.

Operating expenses in the third quarter of 2002 increased 16 percent to $50.5 million from $43.5 million in the comparable 2001 period. As a percentage of sales, operating expenses increased to 11.8 percent for the third quarter of 2002 compared to 10.3 percent for the same period in 2001. For the year-to-date period ended September 30, 2002 operating expenses increased 12 percent to $142.4 million or 13.1 percent of sales compared to $127.0 million or 11.9 percent of sales in the comparable period in 2001. The increase in operating expenses for the 2002 third quarter is primarily the result of an increase in research and development expenses related to future product introductions and technologies as well as additional advertising expense incurred to promote the recent new product introductions. Year to date operating expenses in 2002 have increased due to the same factors impacting the third quarter as well as a positive move in the stock price that has increased the cost of stock based compensation plans.

Income from financial services increased 11 percent to $3.9 million in the third quarter 2002 from $3.5 million in the third quarter 2001. The increase in income during the quarter is a result of growth in the receivables portfolio compared to the prior year. Approximately three-quarters of the financial services’ receivables portfolio is related to floor plan financing for dealers. This portion of the portfolio continues to experience very low credit losses, less than one percent of the portfolio. The remaining one-quarter of the portfolio is related to retail financing and is still new and rather modest in size, but growing consistently as the Company continues to integrate retail financing alternatives with the product line promotional efforts. Even though the economy has slowed, there has not been any significant change in the trend of credit losses or delinquency rates of the wholesale or retail credit portfolio and credit reserves in place are recorded at conservative levels.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

Interest expense decreased to $0.6 million in the third quarter 2002 from $1.7 million in the third quarter 2001. The decrease relates to lower interest rates in the third quarter 2002 compared to the prior year period and lower borrowing levels in 2002.

The income tax provision rate for the third quarter 2002 was recorded at 32.5 percent of income before income taxes, a reduction from 34.5 percent in the third quarter of 2001. The lower rate is the result of additional benefits received from the continued implementation of tax planning strategies. The Company expects the 32.5 percent income tax provision rate to be sustainable for the foreseeable future.

Cash Dividends

Polaris paid a $0.28 per share dividend on August 15, 2002 to shareholders of record on August 1, 2002. In October 2002, the Board of Directors declared a $0.28 per share dividend payable on or about November 15, 2002 to shareholders of record on November 1, 2002.

Liquidity and Capital Resources

Net cash of $118.8 million was provided by operating activities during the nine months ended September 30, 2002, a $14.1 million or 14 percent increase over the comparable period of 2001 primarily resulting from increased profitability. Net cash used for investing activities was $32.6 million for the nine months ended September 30, 2002, which primarily represents the purchase of property and equipment offset somewhat by a seasonal reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $59.2 million during the nine months ended September 30, 2002, which primarily represents dividends paid to shareholders and the repurchase of common shares offset somewhat by proceeds from the exercise of stock options. Cash and cash equivalents totaled $67.5 million at September 30, 2002.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 2.31 percent at September 30, 2002). As of September 30, 2002, total borrowings under these credit arrangements were $18.0 million and have been classified as long-term in the accompanying consolidated balance sheets.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

During the first nine months of 2002, Polaris paid $50.2 million to repurchase and retire 767,000 shares of its common stock with cash on hand and borrowings under its line of credit arrangements. As of September 30, 2002 approximately 7.6 million shares have been repurchased since the inception of the board authorization.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the foreseeable future. At this time, management is not aware of any factors that would have a material impact on cash flow.

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF ($ 513 million at September 30, 2002) and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

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

As of September 30, 2002, the wholesale portfolio for dealers in the United States was approximately $605 million, an 11 percent increase from $547.0 million at December 31, 2001. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the six-year life of the partnership. The Household retail credit portfolio balance as of September 30, 2002, was approximately $223.0 million, an increase of 39 percent from $160.0 million at December 31, 2001. Credit losses have averaged about three percent of the portfolio balance in the two-year life of this portfolio, in line with industry norms.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen and Canadian dollar have had a material impact from time to time.

During calendar 2001, purchases totaling 12 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter ended September 30, 2002 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2001. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales during the fourth quarter of 2002 when compared to the same period in 2001.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the Canadian dollar in relationship to the U.S. dollar has resulted in lower gross margin levels on a comparable basis in the third quarter 2002 when compared to the same period in 2001. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a negative impact on sales during the fourth quarter of 2002 when compared to the same period in 2001.

Currency re-measurement, translation and exchange gains and losses are reflected in the results of operations for the Canadian and Australian subsidiaries and are reflected as a component of Other Comprehensive Loss in the equity section of the balance sheet for the French subsidiary.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 2002, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $57.0 million and $40.7 million U.S. dollars, respectively, which will mature at various times throughout the remainder of 2002 and into the first half of 2003.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report to shareholders incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2001.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

Item 4

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

PART II.   OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

Exhibit 99(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2002 the Company:

1.	furnished to the Commission its current report Form 8-K dated July 29, 2002, announcing an analyst meeting to be held on July 31, 2002 in Orlando, Florida and providing management’s presentation materials for such meeting and

2.	furnished to the Commission its current report on Form 8-K dated August 9, 2002, regarding written statements of the Chief Executive Officer and Chief Financial Officer filed with the Commission in accordance with the Commission’s order of June 27, 2002 pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2002

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	POLARIS INDUSTRIES INC. (Registrant) —————————————— Thomas C. Tiller President and Chief Executive Officer

Date: November 14, 2002	—————————————— Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)

21 FORM 10-Q For the Quarterly Period Ended September 30, 2002 CERTIFICATIONS I, Thomas C. Tiller, President and Chief Executive Officer of Polaris Industries Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Polaris Industries Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 —————————————— Thomas C. Tiller President and Chief Executive Officer

22 FORM 10-Q For the Quarterly Period Ended September 30, 2002 I, Michael W. Malone, Vice President-Finance, Chief Financial Officer and Secretary of Polaris Industries Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Polaris Industries Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 —————————————— Michael W. Malone Vice President-Finance, Chief Financial Officer and Secretary

23