Form 10-Q/A
period 2002-09-30
POLARIS INDUSTRIES INC/MN
filed 2002-11-15
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

     Commission File Number       1-11411

Polaris Industries Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1790959

(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2100 Highway 55, Medina, MN	55340

(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of November 8, 2002, 22,714,000 shares of Common Stock of the issuer were outstanding.

EXPLANATORY NOTE
SIGNATURES
CERTIFICATIONS

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of including the conformed signatures of the Registrant’s officers on the signature page to this report and the Certifications appearing immediately thereafter, which signatures were inadvertently omitted from the original electronic filing. The content of the Registrant’s Form 10-Q as filed on November 14, 2002 is in all other respects unchanged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	November 14, 2002	/s/Thomas C. Tiller Thomas C. Tiller President and Chief Executive Officer

Date:	November 14, 2002	/s/Michael W. Malone Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, Thomas C. Tiller, President and Chief Executive Officer of Polaris Industries Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Polaris Industries Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/Thomas C. Tiller Thomas C. Tiller President and Chief Executive Officer

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

Date: November 14, 2002

/s/Michael W. Malone Michael W. Malone Vice President-Finance, Chief Financial Officer and Secretary