Form 10-K
period 2002-12-31
POLARIS INDUSTRIES INC/MN
filed 2003-03-17
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-4-11411

POLARIS INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

2100 Highway 55, Medina MN	55340
(Address of principal executive offices)	(Zip Code)
(763) 542-0500
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Name of each exchange
Title of class	on which registered

Common Stock, $.01 par value	New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ✓      No

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,014,366,003 as of February 27, 2003, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

     As of February 27, 2003, 22,151,342 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 (the “2002 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

     Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 24, 2003 filed with the Securities and Exchange Commission (the “2003 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2002 FORM 10-K ANNUAL REPORT

i

PART I

Item 1. Description of Business

      Polaris Industries Inc. (the “Company” or “Polaris”), a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The term “Polaris” as used herein refers to the business and operations of the Company, its subsidiaries and its predecessors which began doing business in the early 1950’s. Polaris designs, engineers and manufactures all terrain vehicles (“ATVs”), snowmobiles, motorcycles and personal watercraft (“PWC”) and markets them, together with related replacement parts, garments and accessories (“PG&A”) through dealers and distributors principally located in the United States, Canada and Europe. Sales of ATVs, snowmobiles, motorcycles, PWC and PG&A accounted for the following approximate percentages of Polaris’ sales for the years ended December 31:

	ATVs	Snowmobiles	Motorcycles	PWC	PG&A

2002	62%	19%	2%	4%	13%
2001	56%	25%	1%	4%	14%
2000	59%	22%	1%	5%	13%

Industry Background

      All Terrain Vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

      ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier entered in 1998. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown consistently. Polaris estimates that during the calendar year 2002 the industry grew seven percent with approximately 939,000 ATVs sold worldwide.

      Polaris also competes in the utility vehicle market with its RANGER off road utility vehicle and Polaris Professional Series UTV platforms. The utility vehicle market grew approximately three percent during the calendar year 2002 and is approximately $1.0 billion in size.

      Snowmobiles. In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

      Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that during the season ended March 31, 2002, industry sales of snowmobiles on a worldwide basis were approximately 206,000 units, down one percent from the previous season.

      Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.

      Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales more than doubled from 1993 to 2001. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined, grew 13% in 2002 with approximately

400,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

      Personal Watercraft. PWC include both sit-down and stand-up versions of water scooter vehicles, and are designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two, three or four passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, the number of PWC sold peaked at approximately 225,000 units in 1996. Polaris estimates that during the year ended September 30, 2002, worldwide industry retail sales for PWC were approximately 120,000 units, a modest decline of 2% from the previous season. Other major PWC manufacturers are Bombardier, Yamaha, Kawasaki and Honda.

Products

      All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of eighteen models, includes general purpose, sport and four-wheel drive utility models, with 2003 model year suggested United States retail prices ranging from approximately $2,000 to $7,800. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris has a six-wheel off-road utility vehicle and the Polaris RANGER, an off-road side by side utility and recreational vehicle. In 2001, Polaris expanded its utility line called the Polaris Professional Series (PPS) with a sourced all surface loader product as well as utility task vehicles (UTVs) and a 4X4 and 6X6 ATV (ATV Pro), each of which are modifications of existing products. The main competitors for both RANGER and PPS are John Deere and Kawasaki.

      Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand AWD provides industry leading traction performance and ride quality thanks to its on demand, easy shift on the fly patented design. Polaris’ ATVs include two cycle and four cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models.

      Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes this market has stabilized since 1989 and has sustained consistent growth.

      For the year ended December 31, 2002, sales of ATV and utility vehicles accounted for approximately 62% of Polaris’ sales.

      Snowmobiles. Polaris produces a full line of snowmobiles, consisting of thirty-four models, ranging from youth to utility and economy models to performance and competition models. The 2003 model year suggested United States retail prices range from approximately $2,000 to $10,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes it was the worldwide market share leader for the season ended March 2002. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.

      For the year ended December 31, 2002, sales of snowmobiles accounted for approximately 19% of Polaris’ sales.

      Motorcycles. In 1998, Polaris began manufacturing a V-twin cruiser motorcycle, the “Victory V92C.” In 1999, Polaris introduced its second model, a sport cruiser, the Victory V92SC and in 2000, introduced its third model, the Victory Deluxe. In 2001, Polaris introduced an additional touring cruiser model, the V92TC (touring cruiser) Deluxe motorcycle. In 2002, Polaris introduced the Victory Vegas Custom Cruiser. Suggested United States retail prices for the 2003 model year Victory motorcycles range from approximately $13,700 to $15,300.

      For the year ended December 31, 2002, sales of Victory motorcycles accounted for approximately 2% of Polaris’ sales.

      Personal Watercraft. Polaris entered the personal watercraft market in 1992. Polaris’ 2003 line of watercraft consists of eight models across the touring, performance and racing segments. Management believes that its models had the industry’s first three-cylinder engines developed specifically for PWC and that its models were the first to comply with EPA 2006 requirements. The 2003 model year suggested United States retail prices for Polaris’ PWC range from approximately $6,300 to $9,000. In late 2002, Polaris introduced its first four stroke personal watercraft, and in early 2003 announced its entry into the sport boat market with the Polaris EX2100 Sport Boat line.

      For the year ended December 31, 2002, sales of PWC accounted for approximately 4% of Polaris’ sales.

      Parts, Garments and Accessories (PG&A). Polaris produces or supplies a variety of replacement parts and accessories for its snowmobiles, ATVs, motorcycles and PWC. ATV accessories include products such as winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starts, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include products such as saddle bags, handlebars, backrests, jackets, pants, oil and various chrome accessories. PWC accessories include products such as footwear, goggles, wet suits, life vests, tow ropes, oils and lubricants.

      Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, personal flotation devices, leathers and hats for its snowmobile, ATV, motorcycle and PWC lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers, distributors and online through its e-commerce subsidiary under the Polaris brand name.

      For the year ended December 31, 2002, sales of PG&A accounted for approximately 13% of Polaris’ sales.

Manufacturing and Distribution Operations

      Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs, motorcycles and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, motorcycles, and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the product, since many employees own snowmobiles, ATVs, motorcycles and PWC. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain Victory operations, including engine assembly and the bending of frame tubes are conducted at the Osceola, Wisconsin facility. In 2001, all seat manufacturing was moved to a leased facility in St. Croix Falls, Wisconsin. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which is expected to enhance future growth through increased capacity and production flexibility.

      In 1998, Polaris completed construction of a plastic injection molding facility adjacent to the Roseau, Minnesota facility. This was a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs.

      Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. (“Fuji”), Fuji, was the exclusive manufacturer of Polaris’ two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its relationship, interruption in the supply of engines would adversely affect Polaris’ production pending the continued development of substitute supply arrangements.

      Since 1995, Polaris has been designing and producing its own engines for selected models of PWC, snowmobiles and all Victory motorcycles. In 2001, Polaris began producing its own engines for select ATV models. Polaris purchased a building adjacent to the Osceola facility to house the manufacturing of these Polaris designed and built domestic engines.

      In addition, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the Robin agreement.

      In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four stroke engines for the new MSX personal watercraft.

      Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.

      Contract carriers ship Polaris’ products from its manufacturing facilities.

      Polaris maintains distribution facilities in Vermillion, South Dakota; Winnipeg, Manitoba; Passy, France; Askim, Norway; Ostersund, Sweden; Gloucester, United Kingdom and Ballarat, Victoria, Australia. These facilities distribute PG&A products to our North American dealers and international dealers and distributors.

Production Scheduling

      Polaris’ products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers periodically throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers in the spring. Orders for PWC are placed by the dealers in autumn after meetings with dealers and distributors. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for snowmobiles assist in production planning. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for each of snowmobiles, ATVs, motorcycles and PWC and incorporated into production scheduling.

      Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. Polaris manufactures PWC during the fall, winter and spring months. Since 1993, Polaris has had the ability to manufacture ATVs year round. Victory motorcycle manufacturing began in 1998 and continues year round. Polaris has the ability to alternate production of the various products on the existing manufacturing lines as demand dedicates.

Sales and Marketing

      Polaris products are sold through a network of approximately 2,000 dealers in North America, and five subsidiaries and 40 distributors in 126 countries outside of North America.

      Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs and PWC. At the end of 2002, approximately 950 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, motor sports and farm implement dealers. The Polaris Professional Series product line is sold through a select number of commercial outdoor power equipment dealer locations across North America totaling 170 at December 31, 2002.

      With the exception of France, Great Britain, Sweden, Norway, Australia and New Zealand, sales of Polaris’ products in Europe and other offshore markets are handled through independent distributors. In 1999, Polaris acquired its distributor in Australia and New Zealand and now distributes its products in those countries through a wholly owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products to its dealer network in France through a wholly owned subsidiary. In 2002, Polaris acquired certain assets of its distributors in Great Britain, Sweden and Norway and now distributes its products to its dealer networks in Great Britain, Sweden and Norway through wholly owned subsidiaries. See Notes 1 and 9 of Notes to Consolidated Financial Statements for a discussion of international operations.

      Victory motorcycles are distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which most of the current 325 Victory dealers were selected. Polaris expects to develop a Victory dealer network totaling approximately 400 to 500 dealers over the next three to four years.

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

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris does not guarantee the outstanding indebtedness of Polaris Acceptance. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris has arrangements with Polaris Acceptance (United States), TDF (Canada, France and Great Britain) and GE Commercial Corporation (Australia and New Zealand), to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ATVs, PWC, motorcycles and related PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      In October 2001 Household Bank (SB), N.A. (Household) and a subsidiary of Polaris entered into an agreement with Household to provide retail financing for its consumers. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent to Polaris and 50 percent to Household. Either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its investment ($21.9 million at December 31, 2002) plus an aggregate amount of not more than $15.0 million. In 2002, approximately 23 percent of the products sold to consumers were financed under these arrangements. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris promotes the Polaris brand among the non-riding public and provides a wide range of products for enthusiasts by licensing the name Polaris. The Company currently licenses the production and sale of a range of items, including die cast toys, video games, and numerous other products.

      During 2000, a wholly owned subsidiary of Polaris established an e-commerce site, purepolaris.com, to sell clothing and accessories over the internet directly to consumers. The site has been developed with a revenue sharing arrangement with the dealers.

      Polaris’ marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. Polaris makes available and advertises discount or rebate programs, retail financing or other incentives for its dealers and distributors to remain price competitive in order to accelerate reduction of dealer inventories. Polaris advertises its products directly using print advertising in the industry press and in user group publications, billboards, television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, Polaris produces promotional films for its products, which are available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

      Polaris expended approximately $86.7 million for sales and marketing in 2002, $82.5 million in 2001, and $81.7 million in 2000 which were included as a component of operating expenses in the period incurred.

Engineering, Research and Development, and New Product Introduction

      Polaris employs approximately 380 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspension for snowmobiles, long travel rear suspension for snowmobiles, the use of liquid cooling for snowmobile brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ATVs and the application of a forced air cooled variable power transmission system to ATVs.

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

      Polaris expended for research and development approximately $45.6 million in 2002, $35.7 million in 2001, and $32.4 million in 2000. These amounts were included as a component of operating expenses in the period incurred.

Competition

      The snowmobile, ATV, motorcycle, PWC and utility vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.

      Polaris’ products are competitively priced and management believes Polaris’ sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

      Snowmobiles, recreational and utility ATVs, motorcycles and PWC are motorized machines, which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths occur in the use of these products.

      Laws and regulations have been promulgated or are under consideration in a number of states relating to the use or manner of use of Polaris’ products. State approved trails and recreational areas for snowmobile and ATV use have been developed in response to environmental and safety concerns. Some states may pass legislation and local ordinances or regulations have been and may from time to time be considered which restrict the use of PWC to specified hours and locations. Polaris is unable to predict the outcome of such actions or the possible effect on its PWC business. Polaris has supported laws and regulations pertaining to safety and noise abatement. Polaris believes that its products would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of the product and how to protect the environment.

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

      Except for 1,700 three-wheel models produced in 1985, Polaris manufactures only four-wheel ATVs and six-wheel off-road vehicle products. Polaris has always placed warning labels on its ATVs stating that they are designed for use only by persons of a specified minimum age, operators should always wear approved safety helmets and riders should complete proper training prior to operating an ATV.

      On December 30, 1987, Polaris reached an agreement with the CPSC regarding ATV safety, which was confirmed in a ten-year Consent Decree in April 1988. In April 1998, the Consent Decree with the CPSC expired. Polaris has filed with the CPSC a Voluntary Action Plan under which Polaris undertook to continue various activities including age recommendations, warning labels, point of purchase materials, hands on training and an information education effort. Polaris also agreed to continue dealer monitoring for ascertaining dealer compliance with safety obligations including age recommendations and training requirements. Polaris conditions its ATV warranties described below under “Warranty” on completion of the mandatory “hands on” consumer training program. In December 1998, the CPSC issued a resolution commending Polaris and certain other industry members for their ATV Action Plans. In August 2000, Polaris began marketing a youth ATV specifically designed for young riders 6 years old and above in accordance with the Voluntary Action Plan including a rider training and instructional video, a DOT approved youth helmet, electronic speed limiter and a tethered engine shut-off switch.

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

      California has adopted regulations setting maximum emission standards for ATVs and the federal Environmental Protection Agency (“EPA”) has established emission standards for non-road engines, including ATVs and snowmobiles. The EPA already has required PWC manufacturers to gradually reduce their emission by 75% between 1999 and 2006. For the State of California, the California Air Resources Board (CARB) accelerated this scheduled emission reduction by requiring manufacturers to meet the EPA 2006 level in 2001 and to meet further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive PWC emission requirements. In October 2002, the EPA issued a final rule establishing emission standards for ATVs and snowmobiles through 2011. The Company is currently developing engine and emission technologies that will meet the requirements of the new standards.

      In 1997, Polaris signed an agreement with Outboard Marine Corporation (“OMC”) licensing the FichtTM fuel injection technology. During 1998, Polaris began production of a new Genesis PWC model utilizing the FichtTM technology, which complies with the EPA 2006 emission requirements. During 2000, OMC filed for bankruptcy and in early 2001, Bombardier Inc. acquired the Ficht technology. For model year 2003, three out of eight PWC models employ this direct injection technology. Polaris has entered into a license agreement with Bombardier for the Ficht fuel injection technology. In 2002, Polaris entered into an agreement with a German manufacturer to supply four stroke engines for the new MSX personal watercraft introduced in 2002. Both technologies may be used in other Polaris vehicles to meet emission standards in the future. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its operations.

      Victory motorcycles are subject to federal and state emissions, vehicle safety and other standards. Polaris believes that its motorcycles comply fully with all such applicable standards and related regulations.

Product Liability

      Polaris’ product liability insurance limits and coverages were adversely affected by the general decline in the availability of liability insurance starting in 1985. As a result of the high cost of premiums, and the historically insignificant amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeds its self-insured retention levels. In September 2002, due to insurance market conditions resulting in significantly higher proposed premium costs, Polaris again elected not to purchase insurance for product liability losses. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

      Product liability claims are made against Polaris from time to time. From 1981 through 2002, Polaris and its predecessors paid an aggregate of approximately $10.3 million in product liability claims. Polaris has recorded an accrued liability on its balance sheet of $6.0 million at December 31, 2002 for the possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Product Warranties

      Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles, PPS and PWC products. Polaris provides longer warranties in certain non-U.S. geographical markets as determined by local regulations and market conditions. Although Polaris employs quality control procedures, a product is sometimes distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements.

Effects of Weather

      Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Production Scheduling”) and shifting dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of snowmobiles, ATVs, motorcycles, PWC or PG&A.

Employment

      Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2002, Polaris employed an average of approximately 3,500 persons. Approximately 1,300 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.

Available Information

      Polaris’ Internet website is http://www.polarisindustries.com. Polaris makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on Polaris’s website is not part of this report.

Item 2.     Properties

      The following sets forth the Company’s material facilities as of December 31, 2002.

		Owned	Square
Location	Facility Type/Use	or Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	229,680
Spirit Lake, Iowa	R & D Building	Leased	10,500
Spirit Lake, Iowa	Warehouse	Leased	10,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing	Owned	600,000
Roseau, Minnesota	Injection Molding	Owned	57,000
Vermillion, South Dakota	Distribution Center	Owned	256,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	192,500
Osceola, Wisconsin	Engine Manufacturing	Owned	89,500
St. Croix Falls, Wisconsin	Component Parts Manufacturing	Leased	59,500
Ballarat, Victoria, Australia	Office and Warehouse	Leased	12,000
Winnipeg, Manitoba	Office and Warehouse	Leased	48,000
Passy, France	Office and Warehouse	Leased	3,500
Askim, Norway	Office and Warehouse	Leased	10,760
Ostersund, Sweden	Office and Warehouse	Leased	14,280
Gloucester, United Kingdom	Office and Warehouse	Leased	8,650

      Polaris owns substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for snowmobiles, ATVs, motorcycles and PWC. The

Company believes Polaris’ manufacturing facilities are adequate in size and suitability for its present manufacturing needs.

Item 3.	Legal Proceedings

      Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      Set forth below are the names of the executive officers of the Company as of February 27, 2003, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Thomas C. Tiller	41	Chief Executive Officer and President
Jeffrey A. Bjorkman	43	Vice President — Operations
John B. Corness	48	Vice President — Human Resources
Michael W. Malone	44	Vice President — Finance, Chief Financial Officer and Secretary
Kenneth J. Sobaski	47	Vice President — Sales, Marketing and Business Development

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

      Mr. Bjorkman has been Vice President — Operations of the Company since July 2000. Mr. Bjorkman had been Vice President — Manufacturing since January 1995, and prior thereto held positions of Plant Manager and Manufacturing Engineering Manager since July 1990. Prior to joining Polaris, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

      Mr. Corness has been Vice President — Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

      Mr. Malone has been Vice President — Finance, Chief Financial Officer and Secretary of the Company since January 1997. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of a predecessor company of Polaris. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

      Mr. Sobaski has been Vice President — Sales, Marketing and Business Development since April 2002. Mr. Sobaski had been Vice President — Marketing and Business Development of the Company since September 2001. Prior to joining Polaris, Mr. Sobaski was employed by ConAgra Foods, Inc. as President of ConAgra Grocery Brands from 1999 to October 2001 and held various senior sales and marketing management positions at The Pillsbury Company from 1992 to 1998. Before that time, Mr. Sobaski held various management positions at The Drackett Company (a division of Bristol-Meyers Squibb), Kraft Foods and General Mills spanning a thirteen-year period.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The information under the caption “Investor Information” appearing on the inside back cover of the Company’s 2002 Annual Report is incorporated herein by reference.

Item 6.	Selected Financial Data

      The information under the caption “11-Year Selected Financial Data” appearing on pages 22 and 23 of the Company’s 2002 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2002, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Results of Operations

     2002 vs. 2001

      Sales increased to $1.521 billion in 2002, representing a two percent increase from $1.488 billion in 2001. The increase in sales was primarily due to higher ATV and Victory motorcycle sales, partially offset by lower snowmobile sales and related parts, garments and accessories sales in 2002.

      Sales of ATVs of $937.9 million in 2002 were 13 percent higher than $827.0 million in 2001. The increased sales reflect the continued growth of both Polaris and the industry as consumers find new and expanded uses for the product as well as the introduction of several new products including the Sportsman 700 Twin, introduced in late 2001 and the recent introductions of the new Sportsman 600 and new sport ATV, the Predator. Additionally, the new Polaris Professional Series continues to develop and sales of the RANGER line of utility vehicles have increased significantly over 2001. The increased sales were also helped by a product mix driven average per unit sales price increase of five percent due to the new products introduced during the 2002 year. Sales of ATVs comprised 62 percent of total Company sales in 2002 compared to 56 percent in 2001.

      Sales of snowmobiles of $293.4 million in 2002 were 21 percent lower than $373.0 million in 2001. The decrease was due to lower unit shipments to dealers after a winter of poor snow conditions. This decrease in sales was partially offset by a product mix driven increase in the average per unit sales price of three percent as a higher percentage of higher priced mountain and performance snowmobiles were sold in 2002 versus 2001. Sales of snowmobiles comprised 19 percent of total Company sales in 2002 compared to 25 percent in 2001.

      Sales of PWC of $53.1 million in 2002 were 12 percent lower than $60.3 million in 2001. The decrease was primarily due to the soft economy which resulted in an overall decline in industry retail sales in 2002 and timing of shipments as the Company began shipments of the 2003 model PWC to dealers later than in prior years. The average per unit sales price for PWC increased two percent due to product mix change as higher horsepower, direct injected, higher priced PWC were sold in 2002 versus 2001. Sales of PWC comprised four percent of total Company sales in 2002 and 2001.

      Sales of Victory motorcycles of $33.8 million in 2002 were 81 percent higher than $18.7 million in 2001. The increase is primarily attributable to the continued growth in the motorcycle industry, improvement in Victory’s dealership network and continued positive acceptance of several new product introductions. The average per unit sales price for motorcycles increased 13 percent driven by lower promotional costs required in 2002 compared to 2001 as the Victory brand continues to gain recognition and acceptance by the consumer.

Sales of Victory motorcycles comprised two percent of total Company sales in 2002 compared to one percent in 2001.

      Sales of PG&A of $203.1 million in 2002 were three percent lower than $208.7 million in 2001. The PG&A business was negatively impacted by the lack of significant snowfall in much of the primary riding areas of North America during 2002. Sales of snowmobile related PG&A traditionally have represented approximately 40 percent of total PG&A sales; however, for the full year 2002, sales of snowmobile related items represented only about 30 percent of total PG&A sales, a direct result of the lack of snowfall. On the positive side, PG&A sales for the full year 2002 increased 13 percent for the other product lines primarily as a result of growth in the ATV, RANGER and motorcycle product lines, added product offerings across all lines, improved PG&A quality and emphasis on selling solutions to the customer. PG&A sales comprised 13 percent of total Company sales in 2002, compared to 14 percent in 2001.

      Gross profit increased to $332.3 million in 2002, representing an eight percent increase over $307.0 million gross profit in 2001. This increase in gross profit dollars was a result of higher sales volume and an increase in gross profit margin percentage to 21.8 percent in 2002 from 20.6 percent in 2001. The improvement in the gross profit margin for 2002 was generated by a number of initiatives the Company has implemented, including efficiency gains from the Roseau facility redesign; changes in the sales mix resulting from the new products introduced over the past several quarters; savings from various cost reduction initiatives; and lower warranty expense resulting from quality improvements. These were all offset somewhat by lower sales in the high margin PG&A business and a higher level of promotional expenses required in 2002.

      Operating expenses in 2002 increased nine percent to $194.0 million from $177.2 million in 2001. Expressed as a percentage of sales, operating expenses increased to 12.8 percent in 2002 from 11.9 percent in 2001. Operating expenses increased in 2002 as a result of efforts to accelerate new product introductions and improve the dealer channel. Research and development expenses in 2002 increased 28 percent to $45.6 million (3.0 percent of sales) from $35.7 million (2.4 percent of sales) in 2001, as the Company moved to accelerate the time it takes to design, develop and introduce new products as well as increase the success rate of new product introductions. In 2002, more than 59 percent of sales came from products introduced in the past three years. Additionally, the Company is committing additional resources toward upgrading the distribution network of approximately 2,000 dealers in North America in the area of sales, service, merchandising and strengthening of the Polaris brand to accelerate future growth.

      Interest expense declined 67 percent as a result of lower interest rates and lower average debt levels on borrowings under the credit agreements in 2002 compared to 2001.

      Non-operating other income increased from 2001 due to the favorable effects of foreign currency hedging transactions related to the Canadian dollar exposure and balance sheet translation of foreign subsidiaries in 2002.

      The provision for income taxes decreased from a rate of 34.5 percent of pre-tax income in 2001 to 32.8 percent of pre-tax income in 2002 due primarily to increased benefit from the foreign sales corporation and the impact of tax initiatives the Company has implemented.

      Net income in 2002 was $103.6 million, an increase of 13 percent from $91.4 million in 2001. Net income as a percent of sales was 6.8 percent in 2002, an increase from 6.1 percent in 2001. Net income per diluted share increased 13 percent to $4.39 in 2002 from $3.88 in 2001.

     2001 vs. 2000

      Sales increased to $1.488 billion in 2001, representing a seven percent increase from $1.393 billion in 2000. The increase in sales was primarily due to higher snowmobile sales, resulting from the success of the Snow Check SelectTM program and the product line of high quality snowmobiles, as well as higher PG&A sales in 2001.

      Sales of ATVs of $827.0 million in 2001 were approximately flat compared to $826.9 million in 2000. The flat sales growth was primarily the result of higher than usual dealer and consumer promotional and advertising activity of several competitors, which adversely impacted Polaris’ sales volume during 2001. The average per unit sales price increased two percent for the year due to a change in the mix of products sold following the successful introduction of the new Sportsman 700 and two new models of RANGERs, each of which commands a higher selling price. Sales of ATVs comprised 56 percent of total Company sales in 2001 compared to 59 percent in 2000.

      Sales of snowmobiles of $373.0 million in 2001 were 24 percent higher than $301.6 million in 2000. The increase can be attributed to more normal snowfall in the 2000-2001 season, the success of the new custom order program, Snow Check SelectTM, and the introduction of several new models. The average per unit sales price increased six percent in 2001 from the prior year due to higher priced features being requested on custom-ordered snowmobiles. Sales of snowmobiles comprised 25 percent of total Company sales in 2001 compared to 22 percent in 2000.

      Sales of PWC of $60.3 million in 2001 were nine percent lower than $66.0 million in 2000. The decrease was primarily due to the slowing economy and a decline in the overall industry retail sales in 2001. The average per unit sales price for PWC decreased two percent as more sales promotions were implemented during the 2001 period. Sales of PWC comprised four percent of total Company sales in 2001 compared to five percent in 2000.

      Sales of Victory motorcycles of $18.7 million in 2001 changed little from sales of $18.3 million in 2000. Although unit shipments increased during 2001, the flat sales can be attributed to higher promotional costs in 2001 versus 2000 to assist dealers in selling their inventory of motorcycles in a very competitive industry environment. The average per unit sales price for motorcycles declined 11 percent due to higher promotional activity in the 2001 period. Sales of Victory motorcycles comprised one percent of total Company sales for both years 2001 and 2000.

      Sales of PG&A of $208.7 million in 2001 were 16 percent higher than $180.2 million in 2000. The increase in PG&A sales was due primarily to increases in clothing, accessories and parts for both snowmobiles and ATVs. The Company views the PG&A business as a continued opportunity for future growth. PG&A sales comprised 14 percent of total Company sales in 2001, compared to 13 percent in 2000.

      Gross profit increased to $307.0 million in 2001, representing a seven percent increase over $287.7 million gross profit in 2000. This increase in gross profit dollars was a result of higher sales volume. Gross profit, as a percentage of sales, was approximately flat at 20.6 percent in 2001 from 20.7 percent in 2000. This was due to increased promotional costs related to the ATV business and a stronger U.S. dollar in relation to the Canadian dollar versus the prior year, offset by higher margins in the ATV and snowmobile product lines.

      Operating expenses in 2001 increased seven percent to $177.2 million from $166.0 million in 2000. This increase in operating expenses was a result of higher sales volume, higher research and development costs, and the impact of a rising stock price on stock-based compensation plans during 2001 compared to the prior year. Expressed as a percentage of sales, operating expenses were consistent at 11.9 percent for 2001 and 2000.

      Polaris has continued to invest in new product development, innovation, and product diversification. Research and development expenses were $35.7 million (2.4 percent of sales) in 2001 and $32.4 million (2.3 percent of sales) in 2000. In 2001, more than 66 percent of sales came from products introduced in the past three years.

      Interest expense declined six percent as a result of lower average interest rates on borrowings under the credit agreements in 2001 compared to 2000.

      Non-operating other income increased from 2000 due to the favorable effects of foreign currency hedging transactions related to the Canadian dollar exposure and balance sheet translation of foreign subsidiaries in 2001.

      The provision for income taxes decreased from a rate of 35.5 percent of pre-tax income in 2000 to 34.5 percent of pre-tax income in 2001 as a result of the impact of continued implementation of tax strategies designed to reduce tax costs of the Company.

      Net income in 2001 was $91.4 million, an increase of 10 percent from $82.8 million in 2000. Net income as a percent of sales was 6.1 percent in 2001, an increase from 5.9 percent in 2000. Net income per diluted share increased 11 percent to $3.88 in 2001 from $3.50 in 2000.

Critical Accounting Policies

      The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following: revenue recognition, sales promotions and incentives, product warranties and product liability.

      Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the customer financing program have not been material. However, Polaris has agreed to repurchase products repossessed by the finance companies up to certain limits. Polaris’ financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. Polaris has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change.

      Sales promotions and incentives: Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2002 and 2001, accrued sales promotions and incentives were $39.5 million and $25.3 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are made to dealers twice each year, in February and August subject to previously established criteria. Polaris has recorded accrued liabilities of $73.7 million and $70.0 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2002 and 2001, respectively.

      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2002 and 2001, the warranty reserve was $30.9 million and $33.3 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2002 and 2001 the Company had accruals of $6.0 million and $5.9 million, respectively, for the possible payment of pending claims. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. Historically, losses for product liability claims have been equal to or lower than estimates of possible claims. While management believes the product liability reserve is adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.

Liquidity and Capital Resources

      Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under credit arrangements of $250.0 million. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

      During 2002, Polaris generated net cash from operating activities of $192.8 million, up two percent from 2001, which was utilized for the repurchase of common stock of $76.4 million, to fund capital expenditures of $56.6 million and to pay cash dividends of $25.3 million. During 2001, Polaris generated net cash from operating activities of $188.6 million, which was utilized to fund capital expenditures of $54.0 million, repurchase of common stock of $49.2 million and pay cash dividends of $22.8 million.

      The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million expiring on June 14, 2004. In addition, Polaris has a 364-day unsecured bank line of credit arrangement expiring on June 12, 2003 of $100.0 million, which management plans to extend beyond 2003 as has been done in the past. These arrangements provide borrowing for working capital needs and the repurchase and retirement of common stock. Borrowings under the lines of credit bear interest based on LIBOR or “prime” rates. At December 31, 2002 and 2001, Polaris had total borrowings under the lines of credit of $18.0 million. Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. At December 31, 2002, the effect of this agreement is to fix the interest rate at 7.21 percent for $18.0 million of any borrowing until June 2007. In addition, at December 31, 2002, Polaris had letters of credit outstanding of $5.3 million related to purchase obligations for raw materials.

      The Polaris Board of Directors has authorized the cumulative repurchase of up to 9.5 million shares of the company’s common stock. During 2002, Polaris paid $76.4 million to repurchase and retire 1.2 million shares. Polaris had 1.4 million shares available to repurchase under the Board of Directors authorization as of December 31, 2002.

      Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. Substantially all of the North American sales of snowmobiles, ATVs, motorcycles and PWC and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by dealers under these arrangements at December 31, 2002 and 2001, was approximately $665.0 million and $620.0 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies to an annual maximum of 15 percent of the average amount outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units.

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF ($495.6 million at December 31, 2002) and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. This agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

      Beginning in 1999, Polaris Acceptance entered into an Income Sharing Agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS provided private label retail credit financing to Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank (SB), N.A. (Household). The remaining amount financed by consumers through TRFS was liquidated in 2002.

      Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by TDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. As of December 31, 2002, the wholesale portfolio for dealers in the United States was $585.2 million, a seven percent increase from $547.3 million at December 31, 2001. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the six-year life of the partnership.

      In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to 7.5 percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit ($21.9 million at December 31, 2002) plus an aggregate amount of not more than $15.0 million.

      The Household retail credit portfolio balance as of December 31, 2002, was $329.0 million, up substantially from $160.0 million at December 31, 2001. As expected, this portfolio continues to grow rapidly as the penetration rate increases from better linkage with the Company’s promotional efforts. In 2002, approximately 23 percent of the products sold to consumers were financed under this arrangement, up from 17 percent a year ago. Receivable losses for this retail credit portfolio have remained relatively stable, averaging about three percent of the portfolio, in line with expectations as the portfolio continues to mature. The Company has established adequate reserves for the retail credit portfolio and, together with Household, continues to pay close attention to loss reserve levels and monitor delinquency trends closely. In spite of the soft economy, the retail portfolio has not seen a deterioration of the delinquency or loss trends.

      Polaris has made significant capital investments to increase production capacity, quality, and efficiency, and for new product development and diversification. Improvements in manufacturing and distribution capacity include: (a) expenditures for the completion of the $12.2 million redesign of the Roseau manufacturing facility which replaced three assembly lines, (b) tooling expenditures for new product development across all product lines of $16.6 million during 2002, and (c) investments in engineering and development technologies of $4.1 million during 2002. Polaris anticipates that capital expenditures, including tooling, for 2003 will range from $65.0 million to $75.0 million.

      Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2003. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2003.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Inflation and Exchange Rates

      Polaris does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of the U.S. dollar to the Canadian dollar and Japanese yen have had a material impact from time-to-time.

      During 2002, purchases totaling 10 percent of Polaris cost of sales were from Japanese yen denominated suppliers. The strengthening of the U.S. dollar in relation to the Japanese yen has resulted in lower raw material purchase prices during 2002. Polaris’ cost of sales in 2002 was positively impacted by the Japanese yen exchange rate fluctuation when compared to the prior year. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rates will have a modest positive impact on cost of sales during the hedged periods of 2003 when compared to 2002.

      Polaris operates in Canada through a wholly owned subsidiary. Sales of the Canadian subsidiary comprised 13 percent of total Polaris sales in 2002. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar strengthened in relation to the Canadian dollar in 2002 which resulted in a negative financial impact on Polaris gross margins when compared to the same periods in 2001. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar to US dollar exchange rates will have a minimal impact on net income during 2003 compared to 2002 for the hedged periods.

      In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, Taiwan dollar and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2002, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $41.0 million and $14.3 million U.S. dollars, respectively, which mature throughout 2003.

      Since 1995, Polaris has been manufacturing its own engines for selected models of PWC, motorcycles, ATVs and snowmobiles at its Osceola, Wisconsin facility. Also, in 1995, Polaris entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing U.S.A., Inc. (“Robin”). Under the terms of the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

Forward-Looking Statements

      Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders of Polaris Industries Inc.

      We have audited the accompanying consolidated balance sheet of Polaris Industries Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Polaris Industries Inc. and subsidiaries as of December 31, 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations and whose reports dated January 23, 2002 expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

      As discussed above, the consolidated financial statements of Polaris Industries Inc. and subsidiaries as of December 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. As further described in Note 1, these financial statements have also been revised to include reclassifications required by Emerging Issues Task Force No. 01-09 and No. 00-25 and reclassification of income from financial services from non-operating income to operating income. We have audited the disclosures and reclassifications in Note 1 and, in our opinion, the disclosures and reclassifications for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Ernst & Young LLP
/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
January 24, 2003

The accompanying financial statements of the Company as of December 31, 2001 and for the periods ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP (“Andersen”), who were dismissed by the Company as its independent auditors on March 15, 2002. Due to Andersen’s well-publicized change in circumstances since it issued the following report, the Company has not been able to obtain either a re-issuance of the report by Andersen or Andersen’s consent to the inclusion of the report in this Form 10-K as would normally be required by the rules of the Securities and Exchange Commission (“SEC”). The SEC has provided certain guidance to Andersen’s former audit clients, including Rule 2-02 of Regulation S-X, which provides for the inclusion of a copy of the following report in this Form 10-K and Rule 437a under the Securities and Exchange Act of 1934 (the “Exchange Act”), which relieves the Company of its obligation to file Andersen’s consent with this Form 10-K. That guidance from the SEC also requires that we inform you that under the circumstances you may not be able to recover against Andersen under Section 11 of the Exchange Act in the event that the Company’s financial statements that were audited by Andersen contained material misstatements or omissions.

Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes (1) reclassifications to conform to the Company’s fiscal 2002 financial statement presentation, and (2) reclassifications and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during fiscal 2002.

Report of Independent Public Accountants

To Polaris Industries Inc.:

      We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Polaris’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polaris Industries Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota
January 23, 2002

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$81,193	$40,530
Trade receivables, net of allowance for doubtful accounts of $4,435 and $3,606	51,001	56,119
Inventories	155,858	152,717
Prepaid expenses and other	10,136	10,203
Deferred tax assets	45,471	45,748

Total current assets	343,659	305,317
Property and Equipment
Land, buildings and improvements	62,089	54,350
Equipment and tooling	325,042	305,647

	387,131	359,997
Less accumulated depreciation	(217,535)	(189,674)

Net property and equipment	169,596	170,323
Investments in Finance Affiliate and Retail Credit Deposit	65,185	52,963
Deferred Tax Assets	2,427	9,361
Goodwill, net	24,267	23,541
Intangible and Other Assets, net	3,512	3,658

Total Assets	$608,646	$565,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,462	$101,554
Accrued expenses:
Compensation	35,572	34,615
Warranties	30,936	33,301
Sales promotions and incentives	39,460	25,284
Dealer holdback	73,651	69,996
Other	25,005	27,715
Income taxes payable	20,427	15,872

Total current liabilities	313,513	308,337
Borrowings Under Credit Agreement	18,027	18,043

Total Liabilities	331,540	326,380
Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 22,300 and 22,927 shares issued and outstanding	223	229
Additional paid-in capital	—	—
Deferred compensation	(12,106)	(4,888)
Retained earnings	289,656	248,634
Accumulated other comprehensive income (loss)	(667)	(5,192)

Total shareholders’ equity	277,106	238,783

Total Liabilities and Shareholders’ Equity	$608,646	$565,163

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

Sales	$1,521,282	$1,487,651	$1,393,039
Cost of sales	1,189,002	1,180,654	1,105,293

Gross profit	332,280	306,997	287,746
Operating expenses
Selling and marketing	86,719	82,528	81,670
Research and development	45,550	35,708	32,360
General and administrative	61,720	58,943	51,922

Total operating expenses	193,989	177,179	165,952
Income from financial services	14,643	14,355	14,123

Operating income	152,934	144,173	135,917
Nonoperating expense (income)
Interest expense	2,397	7,251	7,704
Other expense (income), net	(3,634)	(2,641)	(173)

Income before income taxes	154,171	139,563	128,386
Provision for income taxes	50,579	48,149	45,577

Net income	$103,592	$91,414	$82,809

Basic net income per share	$4.64	$4.00	$3.52

Diluted net income per share	$4.39	$3.88	$3.50

Weighted average number of common and common equivalent shares outstanding:
Basic	22,312	22,864	23,501

Diluted	23,616	23,567	23,666

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

							Accumulated
			Additional		Compensation		Other
	Number of	Common	Paid-in	Deferred	Payable in	Retained	Comprehensive
	Shares	Stock	Capital	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 1999	24,226	$242	$8,987	$(7,818)	$5,975	$160,841	—	$168,227
Employee stock compensation	536	5	15,234	4,518	(5,975)	—	—	13,782
Cash dividends declared ($0.88 per share)		—	—	—		(20,648)	—	(20,648)
Repurchase and retirement of common shares	(1,220)	(12)	(24,221)	—	—	(15,389)	—	(39,622)
Comprehensive income:
Net income		—	—	—	—	82,809
Foreign currency translation adjustments, net		—	—	—	—	—	186
Total comprehensive income								82,995

Balance, December 31, 2000	23,542	235	—	(3,300)	—	207,613	186	204,734
Employee stock compensation	468	5	21,649	(1,588)	—	—	—	20,066
Cash dividends declared ($1.00 per share)		—	—	—	—	(22,846)	—	(22,846)
Repurchase and retirement of common shares	(1,083)	(11)	(21,649)	—	—	(27,547)	—	(49,207)
Comprehensive income:
Net income			—	—	—	91,414
Foreign currency translation adjustments, net		—	—	—	—	—	(160)
Effect of adoption of SFAS No. 133		—	—	—	—	—	(2,544)
Unrealized loss on derivative instruments, net		—	—	—	—	—	(2,674)
Total comprehensive income								86,036

Balance, December 31, 2001	22,927	229	—	(4,888)	—	248,634	(5,192)	238,783
Employee stock compensation	563	6	34,432	(7,218)		—	—	27,220
Tax effect of exercise of stock options		—	4,648	—	—	—	—	4,648
Cash dividends declared ($1.12 per share)		—	—	—	—	(25,273)	—	(25,273)
Repurchase and retirement of common shares	(1,190)	(12)	(39,080)	—	—	(37,297)	—	(76,389)
Comprehensive income:
Net income		—	—	—	—	103,592
Foreign currency translation adjustments, net		—	—	—	—	—	145
Unrealized gain on derivative instruments, net		—	—	—	—	—	4,380
Total comprehensive income								108,117

Balance, December 31, 2002	22,300	$223	—	$(12,106)	—	$289,656	$(667)	$277,106

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities
Net income	$103,592	$91,414	$82,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,527	52,550	46,997
Noncash compensation	16,212	15,455	11,820
Non-cash income from financial services	(9,196)	(12,463)	(14,123)
Deferred income taxes	7,211	(9,725)	1,616
Changes in current operating items —
Trade receivables	5,118	11	(2,837)
Inventories	(3,141)	(9,226)	(25,429)
Accounts payable	(13,092)	12,056	(2,307)
Accrued expenses	13,713	57,922	4,407
Income taxes payable	9,203	(25)	2,484
Others, net	5,624	(9,388)	2,229

Net cash provided by operating activities	192,771	188,581	107,666
Cash Flows From Investing Activities:
Purchase of property and equipment	(56,575)	(53,982)	(63,056)
Investments in finance affiliate and retail credit deposit	(28,301)	(31,479)	(8,857)
Distributions from finance affiliate and retail credit deposit	25,275	36,448	13,199
Purchase of businesses	(726)	(3,753)	(512)

Net cash used for investing activities	(60,327)	(52,766)	(59,226)
Cash Flows From Financing Activities:
Borrowings under credit agreement	347,000	717,596	502,621
Repayments under credit agreement	(347,016)	(746,621)	(495,553)
Repurchase and retirement of common shares	(76,389)	(49,207)	(39,622)
Cash dividends to shareholders	(25,273)	(22,846)	(20,648)
Proceeds from exercise of stock options	9,897	3,424	947

Net cash used for financing activities	(91,781)	(97,654)	(52,255)

Increase (decrease) in cash and cash equivalents	40,663	38,161	(3,815)
Cash and Cash Equivalents
Beginning	40,530	2,369	6,184

Ending	$81,193	$40,530	$2,369

Supplemental Cash Flow Information
Interest paid on debt borrowings during the year	$2,419	$7,715	$8,225
Income taxes paid during the year	$37,859	$55,548	$43,044

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Significant Accounting Policies

      Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in a single industry segment consisting of the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance motorized products for recreation and utility use, including all-terrain vehicles, snowmobiles, motorcycles and personal watercraft. Polaris products, together with related parts, garments and accessories are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, Great Britain, Australia, Norway and Sweden.

      Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Income from financial services which was previously reported as non-operating income is now reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. This reclassification has no impact on previously reported net income or shareholders’ equity.

      Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

      Cash equivalents: Polaris considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and are stated at cost, which approximates fair value. Such investments have consisted principally of commercial paper and money market mutual funds.

      Fair value of financial instruments: Except as noted, the carrying value of all financial instruments approximates their fair value.

      Allowance for doubtful accounts: Polaris’ financial exposure to collection of accounts receivable is limited due to its agreements with certain finance companies. For receivables not serviced through these finance companies, the Company provides a reserve for doubtful accounts based on historical rates and trends. This reserve is adjusted periodically as information about specific accounts becomes available.

      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,

	2002	2001

Raw materials and purchased components	$24,499	$22,107
Service parts, garments and accessories	55,157	53,573
Finished goods	76,202	77,037

Inventories	$155,858	$152,717

      Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

      Goodwill and other assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets.” Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed an analyses as of January 1, 2002 and December 31, 2002. The results of the analysis indicated that no goodwill impairment existed as of January 1, 2002 and December 31, 2002. In accordance with SFAS 142 the Company will complete an impairment analysis on an annual basis.

      Goodwill net of accumulated amortization was $24,267,000 at December 31, 2002 and $23,541,000 at December 31, 2001. Accumulated amortization was $11,119,000 at both December 31, 2002 and 2001.

      As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $4,095,000 at December 31, 2002 and $4,123,000 at December 31, 2001. Accumulated amortization was $3,427,000 at December 31, 2002 and $3,230,000 at December 31, 2001. The net value of intangible assets is included as a component of Intangible and Other Assets in the accompanying consolidated balance sheets.

      A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 if effective in the prior years is provided below (in thousands):

	For Year Ended December 31,

	2002	2001	2000

Reported net income	$103,592	$91,414	$82,809
Add-back goodwill amortization, net of tax	—	572	500

Adjusted net income	$103,592	$91,986	$83,309

Reported basic net income per share	$4.64	$4.00	$3.52
Add-back goodwill amortization	—	.02	.02

Adjusted basic net income per share	$4.64	$4.02	$3.54

Reported diluted net income per share	$4.39	$3.88	$3.50
Add-back goodwill amortization	—	.02	.02

Adjusted diluted net income per share	$4.39	$3.90	$3.52

      Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the periods ended December 31, 2002, 2001, and 2000 Polaris incurred $45,550,000, $35,708,000 and $32,360,000 respectively.

      Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris provides longer warranties in certain non-U.S. geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

      Sales promotions and incentives: Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a sales reduction, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are made to dealers twice each year, in February and August subject to previously established criteria. Polaris has recorded accrued liabilities of $73,651,000 and $69,996,000 million for dealer holdback programs in the consolidated balance sheet as of December 31, 2002 and 2001, respectively.

      Foreign currency translation: Polaris’ entities in Canada, Australia and New Zealand use the U.S. dollar as their functional currency. Assets and liabilities for these foreign subsidiaries are re-measured in U.S. dollars at their historical exchange rates. Translation gains and losses from re-measurement of assets and liabilities that have the U.S. dollar as the functional currency are reflected in the results of operations. Polaris’ subsidiaries in France, Great Britain, Norway and Sweden use the local currencies as their functional currency. Assets and liabilities for these foreign subsidiaries are translated at the foreign exchange rates in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the equity section of the balance sheet for the subsidiaries in France, Great Britain, Sweden, and Norway.

      Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (See Note 2), have not been material. Polaris provides for estimated sales promotion expenses which are recognized as a reduction of sales when products are sold to the dealer or distributor customer.

      Major supplier: During 2002, 2001, and 2000, purchases of engines and related components totaling 10, 12 and 15 percent respectively of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

      Stock-based employee compensation: Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25, under which compensation costs of $16,212,000, $15,455,000, and $11,820,000, were recorded in 2002, 2001, and 2000, respectively. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro forma amounts:

	2002	2001	2000

Net income (in thousands):
As reported	$103,592	$91,414	$82,809
Additional compensation expense, net of tax	4,187	3,943	3,733

Pro forma	99,405	87,471	79,076
Net income per share (diluted):
As reported	$4.39	$3.88	$3.50
Pro forma	4.21	3.71	3.34

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options:

	2002	2001	2000

Risk free interest rate	3.6%	5.2%	6.4%
Expected life	7 years	7 years	7 years
Expected volatility	35%	34%	33%
Expected dividend yield	2.0%	2.3%	3.0%

      The weighted average fair values at the grant dates of grants awarded under certain plans were as follows:

	2002	2001	2000

Option Plan	$19.41	$14.43	$9.72
Restricted Plan	$56.99	$48.56	$29.96
ESOP	$65.41	$46.57	$33.04
Broad Based Plan	—	—	—

      See Note 4 for additional disclosures regarding stock-based compensation.

      Accounting for derivative instruments and hedging activities SFAS No. 133: Polaris adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of adopting SFAS 133 was to establish the fair market value of certain interest rate swap agreements and foreign exchange contracts. The cumulative effect of adoption was an unrealized loss of $2,544,000, net of tax, and is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity and comprehensive income. As of December 31, 2002 and 2001 the after tax net unrealized loss of the derivative instruments were $838,000 and $5,218,000 respectively.

      Interest rate swap agreement: Polaris has one interest rate swap agreement on $18,000,000 of long term debt. The swap agreement, expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. Initial adoption of SFAS 133 resulted in the recording of a liability for the fair value of this swap agreement of $1,283,000 during 2001. The fair value of this swap agreement on December 31, 2002 and 2001 was $3,366,000 and $1,977,000, respectively, which was recorded as a liability in the accompanying consolidated balance sheets.

      Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian subsidiary. Polaris does not use any financial contracts for trading purposes. The contracts have been designated as and meet the criteria for cash flow hedges. At January 1, 2001, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $64,997,000 U.S. dollars. Initial adoption of SFAS 133 resulted in the recording of a liability of $2,601,000 for the fair value of the foreign exchange contracts. At December 31, 2002, Polaris had open Japanese yen foreign exchange currency contracts with notional amounts totaling $41,006,000 US dollars maturing in 2003 and had a net asset fair market value of $1,788,000. At December 31, 2002 Polaris had open Canadian dollar foreign exchange currency contracts with notional amounts totaling $14,283,000 maturing in 2003 and had a net asset fair market value of $269,000.

      Comprehensive income: Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the gain or loss on derivative instruments. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders equity and comprehensive income.

      New accounting pronouncements: Polaris implemented two new accounting pronouncements during the first quarter 2002. Floor plan financing expenses that previously were included in selling and marketing expenses are now recorded as an offset to sales to comply with the requirements of Emerging Issues Task Force Issue (EITF) 01-09. Cooperative advertising expenses that previously were included in selling and marketing expenses are now recorded in cost of sales to comply with the requirements of Emerging Issues Task Force Issue (EITF) 00-25. Certain amounts in the 2001 and 2000 periods presented have been reclassified to conform to the new requirements. These changes had no impact on previously reported net income or shareholders’ equity.

      In December 2002, the Financial Accounting Standards Board issued the Statement of Financial Accounts Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002 and will implement disclosure requirements for condensed financial statements for interim periods after January 1, 2003. The Company has determined at this time to continue to account for all stock-based employee compensation plans under APB opinion No. 25.

Note 2: Financing

      Bank financing: Polaris is a party to two unsecured bank lines of credit arrangements under which it may borrow up to $250,000,000 until maturity. Interest is charged at rates based on LIBOR or “prime.” A $150,000,000 line of credit expires on June 14, 2004, and a $100,000,000 364-day line of credit expires on June 12, 2003 at which time the outstanding balances are due. The arrangements contain various restrictive covenants which limit investments, acquisitions and indebtedness. The arrangements also require Polaris to maintain certain financial ratios including a minimum tangible net worth, minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2002.

      The following summarizes activity under Polaris’ credit arrangements (in thousands):

	2002	2001	2000

Total borrowings at December 31,	$18,027	$18,043	$47,068
Average outstanding borrowings during year	$55,385	$127,481	$112,141
Maximum outstanding borrowings during year	$116,000	$199,500	$148,975
Interest rate at December 31	1.87%	2.50%	7.30%

      Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of any borrowing until July 2007. The fair value of the interest rate swap was a liability of $3,366,000 as of December 31, 2002.

      Letters of credit: At December 31, 2002, Polaris had open letters of credit totaling approximately $5,306,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

      Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by North American dealers under these arrangements at December 31, 2002, was approximately $665,000,000.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying statements of income.

Note 3: Income Taxes

      Components of Polaris’ provision for income taxes are as follows (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Current:
Federal	$37,449	$51,766	$41,251
State	4,700	3,701	2,250
Foreign	1,219	2,407	460
Deferred	7,211	(9,725)	1,616

Total	$50,579	$48,149	$45,577

      Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	1.6	1.3
Foreign sales corporation	(3.0)	(1.2)	(1.2)
Other permanent differences	(1.7)	(.9)	.4

Effective income tax rate	32.8%	34.5%	35.5%

      Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred tax assets consist of the following (in thousands):

	December 31,

	2002	2001	2000

Current deferred tax assets:
Inventories	$5,280	$4,948	$4,857
Accrued expenses	39,720	38,052	29,143
Derivative instruments	471	2,748	—

Total current	45,471	45,748	34,000

Noncurrent net deferred tax assets (liabilities):
Cost in excess of net assets of business acquired	16,083	19,410	21,083
Property and equipment	(17,544)	(14,654)	(13,709)
Compensation payable in common stock	3,888	4,605	4,010

Total noncurrent	2,427	9,361	11,384

Total	$47,898	$55,109	$45,384

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4: Stock-Based Compensation and Savings Plan

      Polaris maintains a stock option plan (Option Plan) under which incentive and nonqualified stock options for a maximum of 3,100,000 shares of common stock may be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

      Polaris maintains a broad based stock option plan (Broad Based Plan) under which incentive stock options for a maximum of 350,000 shares of common stock could be issued to substantially all Polaris employees. These options expire in 2009. Options with respect to 337,700 shares of common stock were granted under this plan during 1999 at an exercise price of $31.56 and of the options initially granted under the plan, an aggregate of 259,200 vested in March 2002.

      The following summarizes share activity in the Option and Broad Based Plans, and the weighted average exercise price for the Option Plan:

	Option Plan			Broad Based Plan

	Shares		Weighted	Shares
	Available for	Outstanding	Average	Available for	Outstanding
	Future Issuance	Shares	Exercise Price	Future Issuance	Shares

Balance as of December 31, 1999	945,904	1,340,153	$35.06	31,400	318,600
Granted	(410,300)	410,300	29.96	—	—
Exercised	—	(31,931)	27.30	—	—
Forfeited	52,808	(52,808)	31.94	29,300	(29,300)

Balance as of December 31, 2000	588,412	1,665,714	34.42	60,700	289,300
Reserved	750,000	—		—	—
Granted	(835,934)	835,934	48.56	—	—
Exercised	—	(113,080)	30.84	—	—
Forfeited	39,804	(39,804)	31.72	27,250	(27,250)

Balance as of December 31, 2001	542,282	2,348,764	36.54	87,950	262,050
Cancelled	—	—		(90,800)	—
Granted	(352,350)	352,350	56.99	—	—
Exercised	—	(141,696)	31.82	—	(181,300)
Forfeited	29,000	(29,000)	38.17	2,850	(2,850)

Balance as of December 31, 2002	218,932	2,530,418	$42.59	—	77,900

      The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable	Weighted Average
Range of Exercisable Options	12/31/02	Contractual Life	Exercise Price	at 12/31/02	Exercise Price

$25.75 to $36.63	1,185,718	5.8	$31.75	824,438	$32.46
$36.64 to $49.44	571,050	8.5	$44.26	—	—
$49.45 to $58.66	851,550	8.3	$55.27	500,000	$54.06

      The weighted average exercise price of options exercisable as of December 31, 2002, 2001 and 2000 were $40.61, $33.23, and $29.37 respectively. The weighted average remaining contractual life of outstanding options was 7.2 years as of December 31, 2002.

      Polaris maintains a restricted stock plan (Restricted Plan) under which a maximum of 1,050,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The restrictions lapse after a three to four year period for awards issued prior to 2000 if Polaris achieves certain performance measures. Awards issued in 2002, 2001 and 2000 did not contain performance

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measures with the exception of grants issued to the Company’s president and chief executive officer, in October 2002. Shares of restricted stock granted, net of converted, lapsed and forfeited shares totaled a negative 10,610 in 2002 and a positive 20,648 and 116,995 in 2001 and 2000, respectively.

      Polaris sponsors a qualified non-leveraged Employee Stock Ownership Plan (ESOP) under which a maximum of 1,250,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP. Total expense related to the ESOP was $11,120,000, $8,043,000, and $5,888,000 in 2002, 2001 and 2000, respectively. As of December 31, 2002 there were 967,878 shares vested in the plan.

      Polaris maintains a nonqualified deferred compensation plan (Director Plan) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 75,000 shares of common stock has been authorized under this plan of which 22,002 equivalents have been earned and 24,529 shares have been issued to retired directors as of December 31, 2002.

      Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $5,836,000, $5,406,000, and $5,284,000 in 2002, 2001 and 2000, respectively.

Note 5: Shareholders’ Equity

      Stock repurchase program: The Polaris Board of Directors has authorized the cumulative repurchase of up to 9,500,000 shares of the Company’s common stock. During 2002, Polaris paid $76,389,000 to repurchase and retire approximately 1,190,000 shares. Cumulative repurchases through December 31, 2002 were approximately 8,054,000 shares at a cost of $308,816,000.

      Shareholder rights plan: During 2000, the Polaris Board of Directors adopted a shareholder rights plan. Under the plan, a dividend of preferred stock purchase rights will become exercisable if a person or group should acquire 15 percent or more of the Company’s stock. The dividend will consist of one purchase right for each outstanding share of the Company’s common stock held by shareholders of record on June 1, 2000. Each right will entitle its holder to purchase one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $150, subject to adjustment. The rights expire in 2010 and may be redeemed earlier by the Board of Directors for $0.01 per right.

      Net income per share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director Plan and the ESOP. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares issued under the Restricted Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

	2002	2001	2000

Weighted average number of common shares outstanding	22,120	22,669	23,304
Director Plan	22	25	27
ESOP	170	170	170

Common shares outstanding — basic	22,312	22,864	23,501

Dilutive effect of Restricted Plan	366	266	31
Dilutive effect of Option Plan	938	437	134

Common and potential common shares outstanding — diluted	23,616	23,567	23,666

      Stock Purchase Plan: Polaris maintains an Employee Stock Purchase Plan (Purchase Plan). A total of 750,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the average market price each month. As of December 31, 2002, approximately 151,000 shares have been purchased under this plan.

Note 6: Financial Services Arrangements

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at December 31, 2002 was $585,245,000. Polaris’ trade receivables from Polaris Acceptance were $8,504,000 and $11,891,000 at December 31, 2002 and 2001, respectively.

      Beginning in 1999, Polaris Acceptance entered into an income sharing agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS provided private label retail credit financing to Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank (SB), N.A. (Household).

      Polaris’ investment in Polaris Acceptance at December 31, 2002 of $43,318,000 is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan and retail credit portfolio are shared 50 percent to Polaris’ wholly owned subsidiary and 50 percent to TDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying statements of income.

      Summarized financial information for Polaris Acceptance is presented as follows (in thousands):

	For the Year December 31,

	2002	2001	2000

Revenues	$37,006	$46,233	$57,721
Interest and operating expenses	18,006	21,307	29,475

Net income before income taxes	$18,390	$24,926	$28,246

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2002	2001

Finance receivables, net	$585,245	$547,309
Other assets	1,701	2,871

Total Assets	$586,946	$550,180

Notes payable	$495,562	$461,190
Other liabilities	9,370	9,570
Partners’ capital	82,014	79,420

Total Liabilities and Partners’ Capital	$586,946	$550,180

      In October 2001, a wholly owned subsidiary of Polaris entered into an agreement with Household to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent by Household and its affiliate and 15 percent by a cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement net of loss reserves at December 31, 2002 was $329,048,000. Polaris’ deposit in the retail credit portfolio of $21,867,000 at December 31, 2002 is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheet. The income sharing agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent to Polaris and 50 percent to Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

Note 7: Investment in Manufacturing Affiliate

      Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment of $2,844,000 at December 31, 2002 and $2,765,000 at December 31, 2001 is accounted for under the equity method, and is recorded as a component of Intangible and Other Assets in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Robin has been included as a component of non-operating other expense (income) in the accompanying consolidated statements of income.

Note 8: Commitments and Contingencies

      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2002 the Company had an accrual of $5,983,000 for the possible payment of pending claims. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

      Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $3,118,000, $2,834,000, and $2,981,000, for 2002, 2001 and 2000, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at December 31, 2002 total $3,823,000 cumulatively through 2005.

Note 9: Segment Reporting

      Polaris has reviewed SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined that the Company meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single business segment.

      The following data relates to Polaris’ foreign operations (in thousands of U.S. dollars):

	For the Years Ended December 31,

	2002	2001	2000

Canadian subsidiary:
Sales	$190,405	$180,837	$151,137
Identifiable assets	24,153	23,906	22,344
Other foreign countries:
Sales	98,154	89,046	85,987
Identifiable assets	48,131	17,040	9,212

Note 10: Quarterly Financial Data

				Diluted Net
	Sales	Gross Profit	Net Income	Income per Share

	(unaudited)
	(in thousands, except per share data)
2002
First Quarter	$299,169	$57,760	$11,633	$0.49
Second Quarter	362,589	74,429	19,858	0.83
Third Quarter	428,005	102,430	37,056	1.57
Fourth Quarter	431,519	97,661	35,045	1.51

Totals	$1,521,282	$332,280	$103,592	$4.39

2001
First Quarter	$289,688	$59,120	$10,423	$0.44
Second Quarter	354,558	63,471	17,077	0.72
Third Quarter	423,624	90,911	32,207	1.38
Fourth Quarter	419,781	93,495	31,707	1.35

Totals	$1,487,651	$306,997	$91,414	$3.88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 15, 2002, the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors and engaged Ernst & Young LLP (“E&Y”) to serve as the Company’s independent auditors for the fiscal year ending December 31, 2002.

      Andersen’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2001, 2000 and 1999 and through March 15, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the Company’s financial statements for such years; and there are no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC.

      During the years ended December 31, 2001 and 2000 and through March 15, 2002, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K of the SEC.

      The Company provided Andersen with a copy of the above disclosures and requested that it furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K/ A the Company filed on March 27, 2002 to disclose the Company’s change in auditors.

      The Company has been unable to obtain the consent of Andersen to the incorporation by reference of their report for the Company’s fiscal years ended December 31, 2000 and December 31, 2001 included in this Annual Report on Form 10-K into our previously filed registration statements under the Securities Act of 1933, and the Company has not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a under the Securities Exchange Act of 1934, as amended (the “Securities Act”). Because we have not been able to obtain Andersen’s consent, you may not be able to recover against Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in the Company’s financial statements audited by Andersen or any omission to state a material fact required to be stated therein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Directors of the Registrant

      The information under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

      (b) Executive Officers of the Registrant

      Information concerning Executive Officers of the Company is included in this Report after Item 4, under “Executive Officers of the Registrant.”

      (c) Compliance with Section 16(a) of the Exchange Act

      The information under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

      The information under the caption “Executive Compensation and Stock Option Information” and “Corporate Governance — Director Compensation” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Corporate Governance — Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 18 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 43 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 44 to 45.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 27, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

      (b) Reports on Form 8-K

      During the quarter ended December 31, 2002, the Company filed one Current Report on Form 8-K on November 14, 2002, to announce that the Company’s Board of Directors approved an amendment to the insider trading policy to permit the Company’s officers and directors, and employees to adopt pre-arranged trading plans in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934 and that Mr. Tiller, the Chief Executive Officer, had established a Rule 10b5-1 plan pursuant to which he intended to sell up to 32,400 shares of Polaris common stock on the open market at prevailing market prices. Also, on January 31, 2003 the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release announcing the Company’s fourth quarter and year-end financial results and copies of the Company’s unaudited consolidated balance sheets and unaudited consolidated statements of cash flows which were discussed by management during the earnings conference call hosted by the Company on January 30, 2003.

      (c) Exhibits

Included in Item 15(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 13, 2003.

POLARIS INDUSTRIES INC.

BY:	/s/ THOMAS C. TILLER

Thomas C. Tiller
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. PALEN Gregory A. Palen	Non-executive Chairman and Director	March 13, 2003
/s/ THOMAS C. TILLER Thomas C. Tiller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003
/s/ MICHAEL W. MALONE Michael W. Malone	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2003
* Andris A. Baltins	Director	March 13, 2003
* George W. Buckley	Director	March 13, 2003
* William E. Fruhan, Jr.	Director	March 13, 2003
* John R. Menard, Jr.	Director	March 13, 2003
* R.M. Schreck	Director	March 13, 2003
* J. Richard Stonesifer	Director	March 13, 2003
* Richard A. Zona	Director	March 13, 2003
*By: /s/ THOMAS C. TILLER Thomas C. Tiller (Attorney-in-Fact)		March 13, 2003

*	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

CERTIFICATIONS

I, Thomas C. Tiller, President and Chief Executive Officer of Polaris Industries Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Polaris Industries Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ THOMAS C. TILLER Thomas C. Tiller President and Chief Executive Officer

I, Michael W. Malone, Vice President-Finance, Chief Financial Officer and Secretary of Polaris Industries Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Polaris Industries Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ MICHAEL W. MALONE Michael W. Malone Vice President-Finance, Chief Financial Officer and Secretary

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Polaris Industries Inc.:

      We have audited the consolidated financial statements of Polaris Industries Inc. as of December 31, 2002, and for the year then ended, and have issued our report thereon dated January 24, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

January 24, 2003

The accompanying financial statements of the Company as of December 31, 2001 and for the periods ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP (“Andersen”), who were dismissed by the Company as its independent auditors on March 15, 2002. Due to Andersen’s well-publicized change in circumstances since it issued the following report, the Company has not been able to obtain either a re-issuance of the report by Andersen or Andersen’s consent to the inclusion of the report in this Form 10-K as would normally be required by the rules of the Securities and Exchange Commission (“SEC”). The SEC has provided certain guidance to Andersen’s former audit clients, including Rule 2-02 of Regulation S-X, which provides for the inclusion of a copy of the following report in this Form 10-K and Rule 437a under the Securities Exchange Act of 1934 (the “Exchange Act”), which relieves the Company of its obligation to file Andersen’s consent with this Form 10-K. That guidance from the SEC also requires that we inform you that under the circumstances you may not be able to recover against Andersen under Section 11 of the Exchange Act in the event that the Company’s financial statements that were audited by Andersen contained material misstatements or omissions.

Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes (1) reclassifications to conform to the Company’s fiscal 2002 financial statement presentation, and (2) reclassifications and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during fiscal 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Polaris Industries Inc.

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

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

January 23, 2002

POLARIS INDUSTRIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
	Period	Expenses	Add (Deduct)(1)	End of Period

2000: Deducted from asset accounts -
Allowance for doubtful accounts receivable	$2,385	$2,519	$(2,359)	$2,545

2001: Deducted from asset accounts -
Allowance for doubtful accounts receivable	$2,545	$1,858	$(797)	$3,606

2002: Deducted from asset accounts -
Allowance for doubtful accounts receivable	$3,606	$2,021	$(1,192)	$4,435

(1)	Uncollectible accounts receivable written off, net of recoveries.

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2002

Exhibit
Number	Description

3(a)	Articles of Incorporation of Polaris Industries Inc. (“the Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4 (No. 33-55769) (the “Form S-4”).
(b)	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Form S-4.
4(a)	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
(b)	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on May 25, 2000.
10(a)	Polaris 401(K) Retirement Savings Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 11, 2000 (No. 333-94451)
(b)	Polaris Industries Inc. Supplemental Retirement/ Savings Plan filed herewith*
(c)	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 5, 1999 (No. 333-77765)
(e)	Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1.*
(f)	Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 1995 (No. 33-60157).*
(g)	Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
(h)	Joint Venture Agreement between the Company and Transamerica Commercial Finance Corporation, now known as Transamerica Distribution Finance (“TDF”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(i)	Manufacturer’s Repurchase Agreement between the Company and Polaris Acceptance dated February 7, 1996 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(j)	Multi-Year Revolving Credit Agreement dated June 14, 2001, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent and issuing lender, incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(k)	Amended and restated 364 Day Revolving Credit Agreement dated June 13, 2002, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent, incorporated by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Exhibit
Number	Description

(l)	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(m)	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(n)	Amended and Restated Polaris Industries Inc. 1996 Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 7, 1996 (No. 333-05463).
(o)	Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1997 (No. 333-21007).
(p)	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
(q)	Employment Agreement between the Company and Thomas C. Tiller dated July 11, 2001. Incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.*
(r)	First Amendment to Joint Venture Agreement between the Company and TDF dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(s)	Second Amendment to Joint Venture Agreement between the Company and TDF dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(t)	Revolving Program Agreement between Polaris Sales Inc. and Household Bank (SB), N.A. dated October 15, 2001, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
13.	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2002 included pursuant to Note 2 to General Instruction G.
21.	Subsidiaries of Registrant.
23.	Consent of Ernst & Young LLP.
24.	Power of Attorney.
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.