Form 10-Q
period 2003-03-31
POLARIS INDUSTRIES INC/MN
filed 2003-05-13
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	(Mark one) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act).

     Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of May 2, 2003, 21,790,821 shares of Common Stock of the issuer were outstanding.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIIONS
Results of Operations
Cash Dividends
Liquidity and Capital Resources
Inflation and Exchange Rates
Significant Accounting Policies
Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Note Regarding Forward Looking Statements
Item 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
Item 1 – Legal Proceedings
Item 2 – Changes in Securities
Item 3 – Defaults upon Senior Securities
Item 6 Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-99(a) Certification of Chief Executive Officer
EX-99(b) Certification of Chief Financial Officer

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2003

Page

Part I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	12
Cash Dividends	13
Liquidity and Capital Resources	14
Inflation and Exchange Rates	16
Significant Accounting Policies	17
Item 3 – Quantitative and Qualitative Disclosures on Market Risk
Note regarding forward-looking statements	18
Item 4 – Controls and Procedures	19
Part II OTHER INFORMATION	20
Item 1 Legal Proceedings
Item 2 Changes in Securities
Item 3 Defaults upon Senior Securities
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE PAGE	21
Certifications	22

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$17,950	$81,193
Trade receivables	56,442	51,001
Inventories	227,424	155,858
Prepaid expenses and other	11,595	10,136
Deferred tax assets	48,246	45,471

Total current assets	361,657	343,659
Net property and equipment	171,341	169,596
Investments in finance affiliate and retail credit deposit	64,470	65,185
Deferred tax assets	2,440	2,427
Goodwill, net	23,484	24,267
Intangible and other assets, net	3,464	3,512

Total Assets	626,856	608,646

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$114,621	$88,462
Accrued expenses	165,868	204,624
Income taxes payable	21,794	20,427

Total current liabilities	302,283	313,513
Borrowings under credit agreement	75,024	18,027

Total Liabilities	$377,307	$331,540
Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issured and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 21,671 and 22,300 shares issued and outstanding	217	223
Additional paid-in capital	—	—
Retained earnings	263,700	289,656
Deferred compensation	(10,412)	(12,106)
Accumulated other comprehensive loss	(3,956)	(667)

Total shareholders’ equity	249,549	277,106

Total Liabilities and Shareholders’ Equity	$626,856	$608,646

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	First Quarter Ended
	March 31, 2003	March 31, 2002

Sales	$313,925	$299,169
Cost of sales	249,318	241,409

Gross profit	64,607	57,760
Operating expenses
Selling and marketing	25,261	20,691
Research and development	11,315	9,486
General and administrative	15,854	13,273

Total operating expenses	52,430	43,450
Income from financial services	4,373	3,192

Operating income	16,550	17,502
Non-operating expense (income):
Interest expense	597	682
Other income, net	(2,461)	(673)

Income before income taxes	18,414	17,493
Provision for income taxes	5,985	5,860

Net Income	$12,429	$11,633

Net income per share
Basic	$0.57	$0.52

Diluted	$0.55	$0.49

Weighted average shares outstanding:
Basic	21,655	22,442
Diluted	22,490	23,850

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	First Quarter Ended
	March 31, 2003	March 31, 2002

Operating Activities:
Net income	$12,429	$11,633
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	13,159	12,803
Noncash compensation	3,564	3,632
Noncash income from financial services	(2,753)	(2,030)
Deferred income taxes	(2,788)	4,690
Changes in current operating items
Trade receivables	(5,441)	18,381
Inventories	(71,566)	(26,590)
Accounts payable	26,159	11,420
Accrued expenses	(38,756)	(45,195)
Income taxes payable	1,367	(1,416)
Prepaid expenses and others, net	(4,410)	1,441

Net cash used for operating activities	(69,036)	(11,231)

Investing Activities:
Purchase of property and equipment	(14,071)	(14,105)
Investments in finance affiliate and retail credit deposit, net	3,468	7,620
Acquisition of business	—	(661)

Net cash used for investing activities	(10,603)	(7,146)

Financing Activities:
Borrowings under credit agreement	115,000	133,000
Repayments under credit agreement	(58,003)	(100,003)
Repurchase and retirement of common shares	(34,048)	(12,317)
Cash dividends to shareholders	(6,756)	(6,297)
Proceeds from the exercise of stock options	203	5,254

Net cash provided from financing activities	16,396	19,637

Net (decrease) increase in cash and cash equivalents	(63,243)	1,260
Cash and cash equivalents at beginning of period	81,193	40,530

Cash and cash equivalents at end of period	$17,950	$41,790

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Income from financial services which was previously reported as non-operating income is now reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. This change has no impact on previously reported net income.

Product Warranties

Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris provides longer warranties in certain non-U.S. geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The change in Polaris’ accrued warranty reserve for the first quarter 2003 is as follows (in thousands):

Accrued warranty reserve, December 31, 2002	$30,936
Warranty provision	5,093
Payments made	(9,096)

Accrued warranty reserve, March 31, 2003	$26,933

Stock Based Employee Compensation

Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following:

	First Quarter ended
	March 31
	2003	2002

Net income (in thousands):
As reported	$12,429	$11,633
Additional compensation expense, net of tax	1,244	1,236

Pro forma	$11,185	$10,397

Net income per share (diluted):
As reported	$0.55	$0.49
Pro forma	0.50	0.44

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 2.	Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2003	December 31, 2002

Raw materials and purchased components	$37,073	$24,499
Parts, Garments and Accessories	58,782	55,157
Finished Goods	131,569	76,202

	$227,424	$155,858

NOTE 3.	Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 14, 2004. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 12, 2003 with maximum available borrowings of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (effective rate was 2.11 percent at March 31, 2003).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of March 31, 2003, total borrowings under the bank line of credit arrangements were $75,024,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.	Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent through a loan from an affiliate of TDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at March 31, 2003 was approximately $524,000,000.

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

In October 2001, a wholly owned subsidiary of Polaris entered into an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent with Household debt and 15 percent cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement at March 31, 2003 was approximately $375,000,000. Polaris’ deposit in the retail credit portfolio was reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The income sharing agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent to Polaris and 50 percent to Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of operations. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

Polaris has reviewed the pending implementation of FASB Interpretation No. 46 pertaining to the consolidation of variable interest entities and has determined that no changes are required to the consolidation procedures currently followed by the Company.

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

NOTE 6.	Shareholders’ Equity

During the first quarter of 2003, Polaris paid $34,048,000 to repurchase and retire 690,000 shares of its common stock. As of March 31, 2003 Polaris has approximately 800,000 remaining shares available to repurchase under its current Board of Directors’ authorization.

Polaris paid a regular cash dividend of $0.31 per share on February 17, 2003 to holders of record on February 3, 2003.

The Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about May 15, 2003 to holders of record on May 1, 2003.

Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the non-qualified deferred compensation plan for the Board of Directors (Director Plan) and the Employee Stock Ownership Plan (ESOP). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of the stock options outstanding and certain shares issued under the restricted stock plan. A reconciliation of these amounts is as follows (in thousands):

	For Three Months
	Ended March 31,
	2003	2002

Weighted average number of common shares outstanding	21,461	22,248
Director Plan	24	24
ESOP	170	170

Weighted average shares outstanding - basic	21,655	22,442

Net effect of dilutive stock options and restricted stock	835	1,408

Weighted average shares outstanding - diluted	22,490	23,850

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For Three Months
	Ended March 31,
	2003	2002

Net income	$12,429	$11,633
Other comprehensive income:
Initial impact of changes in functional currencies of Canadian, Australian and New Zealand entities	(869)	—
Foreign currency translation adjustment	735	(128)
Unrealized (loss) gain on derivative instruments	(3,155)	1,121

Comprehensive income	$9,140	$12,626

NOTE 7.	Commitments and Contingencies

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

Accounting and reporting standards require that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value should be recognized currently in earnings unless specific hedge criteria are met and companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria, as a cash flow hedge. At March 31, 2003, the unrealized loss pertaining to the swap agreement was $3,301,000 which is recorded, net of tax, as a component of other comprehensive loss in shareholders’ equity.

Foreign Exchange Contracts

Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts have been designated as and meet the criteria for cash flow hedges or fair value hedges.

At March 31, 2003, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $41,820,000, and an unrealized gain of $1,178,000 and open Canadian dollar contracts with notional amounts totaling U.S. $113,187,000 and an unrealized loss of $4,117,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of other comprehensive loss in shareholders’ equity. In addition, Polaris had open Euro foreign exchange contracts with the notional amounts totaling $5,141,000. The Euro contracts met the criteria for fair market hedges and are marked to market with the resulting unrealized loss included as a component of other expense in the statement of income.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarterly periods ended March 31, 2003 and 2002. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $313.9 million in the first quarter of 2003, representing a five percent increase from $299.2 million in sales for the same period in 2002.

Sales of ATVs were $231.1 million in the first quarter of 2003, up seven percent from first quarter 2002 sales of $215.5 million. Sales benefited from the introduction of several new products, including the Sportsman 600 Twin, and the Predator 500 along with higher international sales of ATVs during the quarter. Polaris Professional Series sales were $4.8 million in the first quarter 2003. The average per unit sales price for the first quarter 2003 was higher than last year’s first quarter due primarily to a mix change as more of the new higher priced Sportsman 600 and 700, RANGERs, and Professional Series models were sold during the current quarter.

Sales of snowmobiles were $8.1 million for the first quarter of 2003, an increase of 47 percent from sales of $5.5 million for the comparable period in 2002. Changes in the timing of shipments to international dealers accounted for the increase as the international operations in Sweden and Norway transitioned from distributor-based relationships in 2002 to selling direct to Scandinavian dealers in 2003. The average per unit sales price for the first quarter 2003 was higher than last year’s first quarter due primarily to the change from distributors to dealers in Sweden and Norway.

Sales of PWC were $11.6 million for the first quarter of 2003, a decrease of 49 percent from first quarter 2002 sales of $22.6 million. The decrease was primarily attributed to the timing of shipments of new products, particularly the new MSX models, which are occurring later in the season than in prior years as Polaris transitions to an all new high performance line of personal watercraft, including cleaner and quieter engine technology and a new hull design. The average per unit sales price for PWC increased during the first quarter 2003 when compared to the prior year period due to a mix change as more of the larger PWC were sold during the quarter, which command a higher price.

Sales of Victory motorcycles were $14.9 million for the first quarter 2003, a 17 percent increase from $12.7 million for the comparable period in 2002. The increase is primarily attributable to the continued market place acceptance of new product introductions including the all new Vegas which the Company began shipping to dealers in the first quarter 2003. The average per unit sales price for Victory motorcycles increased during the first quarter 2003 when compared to the prior year period due to fewer shipments of discounted non-current model year motorcycles.

PG&A sales were $48.2 million for the first quarter 2003, an increase of 12 percent from $42.9 million for the first quarter of 2002. The PG&A business was positively impacted by the significant snowfall received in the eastern region of North America late in the riding season. Additionally, sales of ATV related PG&A items continued strong during the quarter.

Gross profit for the first quarter 2003 was $64.6 million or 20.6 percent of sales compared to $57.7 million or 19.3 percent of sales for the first quarter 2002. The continued improvement in the gross profit margin for the quarter resulted from a number of initiatives, including efficiency gains from the Roseau facility redesign; changes in the sales mix resulting from the new products introduced over the past several quarters and an increase in higher margin PG&A sales; savings from various cost reduction initiatives; higher margin international sales from transitioning to a dealer direct distribution model in Great Britain, Sweden and Norway and the positive impact of currency fluctuations. These improvements were offset somewhat by a higher level of ATV promotional expenses incurred during the first quarter 2003 compared to the first quarter 2002.

Operating expenses in the first quarter of 2003 increased 21 percent to $52.4 million from $43.5 million in the comparable 2002 period. As a percentage of sales, operating expenses increased to 16.7 percent for the first quarter of 2003 compared to 14.5 percent for the same period in 2002. This increase was primarily due to initiatives taken to accelerate the design and introduction of new products and improve the dealer channel along with higher operating expenses associated with establishing the new international subsidiaries. Research and development expenses increased 19 percent for the quarter as the Company moved to accelerate the time it takes to design, develop and introduce new products as well as to increase the success rate of new product introductions. Sales and marketing expenses increased 22 percent as the Company accelerates market introductions of new products and continued execution on a plan designed to upgrade the distribution network of approximately 2,000 dealers in North America in areas of sales, service, and merchandising.

Income from financial services increased 37 percent to $4.4 million in the first quarter 2003 from $3.2 million in the first quarter 2002. The increase in income during the quarter is primarily the result of increases in the retail credit portfolio as the penetration rate of vehicles financed by consumers increased to approximately 34 percent in the first quarter 2003 compared to approximately 14 percent in the first quarter 2002. Even though the economy has slowed, there has not been any significant change in the trend of credit losses or delinquency rates of the wholesale or retail credit portfolio.

Non-operating other income increased $1.8 million in the first quarter 2003 when compared to the first quarter 2002 primarily due to the weak U.S. dollar and the resulting positive impact of currency rate fluctuations.

The effective tax rate for the first quarter 2003 was 32.5 percent and reflects a reduction from 33.5 percent in the first quarter of 2002. The lower rate is the result of additional benefits received from the continued implementation of tax planning strategies.

Cash Dividends

Polaris paid a $0.31 per share dividend on February 17, 2003 to shareholders of record on February 3, 2003. In April, the Board of Directors declared a $0.31 per share dividend payable on or about May 15, 2003 to shareholders of record on May 1, 2003.

Liquidity and Capital Resources

Net cash used for operating activities totaled $69.0 million for the first quarter 2003 compared to a net use of cash for operating activities totaling $11.2 million in the first quarter of 2002. Increases in inventories and accounts receivable were the primary reasons for the increase in net cash used for operating activities. Inventories increased as a result of the ramping up of operations in Great Britain, Sweden and Norway as we transition to a dealer direct distributor model, and new products recently introduced awaiting shipment to dealers at quarter end. Receivables were higher due to the new international operations and from higher PG&A sales during the quarter. Net cash used for investing activities was $10.6 million during the first quarter of 2003 and primarily represents the purchase of property and equipment offset somewhat by a seasonal reduction of the investment in finance affiliate and retail credit deposit. Net cash provided from financing activities was $16.4 million during the first quarter ended March 31, 2003, which primarily represents a seasonal increase in borrowings partially offset by dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $18.0 million at March 31, 2003.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 2.11 percent at March 31, 2003). As of March 31, 2003, total borrowings under these credit arrangements were $75.0 million and have been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was 23 percent at March 31, 2003 compared to 17 percent at March 31, 2002.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

During the first quarter of 2003, Polaris paid $34.0 million to repurchase and retire 690,000 shares of its common stock compared to 205,050 shares repurchased in the first quarter of 2002. The shares repurchased in the first quarter 2003 had a positive impact on earnings per share of approximately $0.02 per share. In April 2003 the Board of Directors authorized the Company to repurchase up to 2.0 million shares of the Company’s common stock on a discretionary basis. The new share repurchase authorization, together with approximately 700,000 shares available as of April, 2003 for repurchase under the previous authorization, represents approximately twelve percent of the shares of Polaris common stock currently outstanding.

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

As of March 31, 2003, the wholesale portfolio for dealers in the United States was approximately $524.0 million, a five percent increase from $500.0 million at March 31, 2002. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the seven-year life of the partnership. The Household retail credit portfolio balance as of March 31, 2003, was approximately $375.0 million, up from $168.0 million at March 31, 2002. Credit losses have averaged about three percent of the portfolio balance over the life of this portfolio, in line with industry norms.

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar 2002, purchases totaling 10 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2003 was not materially impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will not have a material impact on cost of sales during the remainder of 2003 when compared to the same period in 2002.

Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the Canadian dollar in relationship to the U.S. dollar has resulted in higher gross margin levels on a comparable basis in the first quarter 2003 when compared to the same period in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income during the remainder of 2003 when compared to the same periods in 2002.

Polaris operates in various countries in Europe through wholly owned subsidiaries and sells to distributors in other countries directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in higher gross margin levels on a comparable basis in the first quarter 2003 when compared to the same period in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Euro-U.S. dollar exchange rate will continue to have a positive impact on net income during the remainder of 2003 when compared to the same periods in 2002.

During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian, Australian and New Zealand entities should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian, Australian and New Zealand entities were changed to the Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000. Polaris entities in France, Great Britain, Sweden and Norway had been using their local currency as their functional currency and will continue to do so.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At March 31, 2003, Polaris had open Japanese yen, Canadian dollar and Euro foreign exchange hedging contracts with notional amounts totaling $41.8 million, $113.2 million and $5.1 million U.S. dollars, respectively, which mature at various times throughout the remainder of 2003.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report to Shareholders incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2002.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2002 Annual Report on Form 10-K.

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

Item 4

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II.	OTHER INFORMATION

Item 1 – Legal Proceedings None

Item 2 – Changes in Securities None

Item 3 – Defaults upon Senior Securities None

Item 6-Exhibits and Reports on Form 8-K (a) Exhibits

Exhibit 99(a) – Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

Exhibit 99(b) – Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

(b) Reports on Form 8-K

During the quarter ended March 31, 2003, the Company:

1.	On January 31, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its press release regarding its fourth quarter and year-end financial results for the reporting period ending December 31, 2002 and additional pertinent data.

2.	On March 4, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

Polaris Industries Inc.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: May 13, 2003	/s/ Thomas C. Tiller

Thomas C. Tiller President and Chief Executive Officer

Date: May 13, 2003	/s/ Michael W. Malone

Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, Thomas C. Tiller, President and Chief Executive Officer of Polaris Industries Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Polaris Industries Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ Thomas C. Tiller

Thomas C. Tiller President and Chief Executive Officer

I, Michael W. Malone, Vice President–Finance, Chief Financial Officer and Secretary of Polaris Industries Inc., certify that:

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

Date: May 13, 2003

/s/ Michael W. Malone

Michael W. Malone Vice President–Finance, Chief Financial Officer and Secretary