Form 10-Q
period 2003-06-30
POLARIS INDUSTRIES INC/MN
filed 2003-08-14
CIK 931015

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2003

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

     As of August 8, 2003, 21,738,767 shares of Common Stock of the issuer were outstanding.

Part I FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Cash Dividends
Liquidity and Capital Resources
Inflation and Exchange Rates
Significant Accounting Policies
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Note regarding forward-looking statements
Item 4 — Controls and Procedures
Part II OTHER INFORMATION
Item 1 Legal Proceedings
Item 2 Changes in Securities and Use of Proceeds
Item 3 Defaults Upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE PAGE
EX-10(j) Multi-Year Revolving Agreement
EX-10(k) 364 Day Revolving Credit Agreement
EX-31(a) Certification of CEO - Section 302
EX-31(b) Certification of CFO - Section 302
EX-32(a) Certification of CEO - Section 906
EX-32(b) Certification of CFO - Section 906

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2003

Page

Part I FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	12
Cash Dividends	14
Liquidity and Capital Resources	14
Inflation and Exchange Rates	16
Significant Accounting Policies	17

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Note regarding forward-looking statements	18

Item 4 — Controls and Procedures	19

Part II OTHER INFORMATION	20

Item 1 Legal Proceedings
Item 2 Changes in Securities and Use of Proceeds
Item 3 Defaults Upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6 Exhibits and Reports on Form 8-K

SIGNATURE PAGE	22

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Part I FINANCIAL INFORMATION

     Item 1 — Consolidated Financial Statements

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2003
	(Unaudited)	December 31, 2002

Assets
Current Assets
Cash and cash equivalents	$11,825	$81,193
Trade receivables	46,050	51,001
Inventories	229,471	155,858
Prepaid expenses and other	12,457	10,136
Deferred income taxes	51,335	45,471

Total current assets	351,138	343,659
Property and equipment, net	174,774	169,596
Investments in finance affiliate and retail credit deposit	68,683	65,185
Deferred income taxes	—	2,427
Goodwill, net	24,034	24,267
Intangible and other assets, net	3,414	3,512

Total Assets	$622,043	$608,646

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$101,399	$88,462
Accrued expenses	198,403	204,624
Income taxes payable	21,824	20,427

Total current liabilities	321,626	313,513
Borrowings under credit agreement	47,014	18,027
Deferred income taxes	1,534	—

Total Liabilities	370,174	331,540
Shareholders’ Equity:
Preferred stock	—	—
Common stock	215	223
Additional paid-in capital	—	—
Retained earnings	269,626	289,656
Deferred compensation	(9,415)	(12,106)
Accumulated other comprehensive loss	(8,557)	(667)

Total shareholders’ equity	251,869	277,106

Total Liabilities and Shareholders’ Equity	$622,043	$608,646

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$377,135	$362,589	$691,060	$661,758
Cost of Sales	299,362	288,160	548,680	529,569

Gross profit	77,773	74,429	142,380	132,189
Operating Expenses
Selling and marketing	20,980	20,388	46,241	41,079
Research and development	12,067	11,363	23,382	20,849
General and administrative	17,840	16,674	33,694	29,947

Total operating expenses	50,887	48,425	103,317	91,875
Income from financial services	4,565	3,038	8,938	6,230

Operating Income	31,451	29,042	48,001	46,544
Non-operating Expense (Income)
Interest expense	845	781	1,442	1,463
Other expense (income), net	(492)	(1,601)	(2,953)	(2,274)

Income before income taxes	31,098	29,862	49,512	47,355
Provision for Income Taxes	10,106	10,004	16,091	15,864

Net Income	$20,992	$19,858	$33,421	$31,491

Basic Net Income Per Share	$0.98	$0.88	$1.55	$1.40

Diluted Net Income Per Share	$0.94	$0.83	$1.49	$1.32

Weighted Average Shares Outstanding
Basic	21,415	22,457	21,535	22,450
Diluted	22,272	23,821	22,381	23,835

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	For Six Months Ended June 30,
	2003	2002

Operating Activities:
Net income	$33,421	$31,491
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	26,405	27,354
Noncash compensation	7,515	8,751
Noncash income from financial services	(4,756)	(3,947)
Deferred income taxes	(1,903)	2,990
Changes in current operating items
Trade receivables	4,951	14,426
Inventories	(73,613)	(21,511)
Accounts payable	12,937	4,694
Accrued expenses	(6,221)	(24,820)
Income taxes payable	1,703	9,630
Prepaid expenses and others, net	(10,292)	5,675

Net cash provided by (used for) operating activities	(9,853)	54,733

Investing Activities:
Purchase of property and equipment	(31,249)	(24,758)
Investments in finance affiliate and retail credit deposit, net	1,258	9,096
Acquisition of business	—	(458)

Net cash used for investing activities	(29,991)	(16,120)

Financing Activities:
Borrowings under credit agreement	323,001	246,000
Repayments under credit agreement	(294,014)	(246,007)
Repurchase and retirement of common shares	(48,324)	(29,824)
Cash dividends to shareholders	(13,395)	(12,689)
Proceeds from the exercise of stock options	3,208	9,437

Net cash used for financing activities	(29,524)	(33,083)

Net (decrease) increase in cash and cash equivalents	(69,368)	5,530
Cash and cash equivalents at beginning of period	$81,193	$40,530

Cash and cash equivalents at end of period	$11,825	$46,060

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

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

Product Warranties

Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris provides longer warranties in certain non-U.S. geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The change in Polaris’ accrued warranty reserve is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Beginning accrued warranty reserve	$26,933	$29,214	$30,936	$33,301
Warranty provision	6,510	5,909	11,603	9,875
Warranty claims paid	(7,411)	(5,607)	(16,507)	(13,660)

Ending accrued warranty reserve	$26,032	$29,516	$26,032	$29,516

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Stock Based Employee Compensation

Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following:

	For the three months		For the six months
	ended June 30		ended June 30,
	2003	2002	2003	2002

Net income (in thousands):
As reported	$20,992	$19,858	$33,421	$31,491
Additional compensation expense, net of tax	1,100	864	2,354	2,100

Pro forma	$19,892	$18,994	$31,067	$29,391

Net income per share (diluted):
As reported	$0.94	$0.83	$1.49	$1.32
Pro forma	$0.89	$0.80	$1.39	$1.23

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 2.	Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2003	December 31, 2002

Raw materials and purchased components	$30,714	$24,499
Parts, Garments and Accessories	61,976	55,157
Finished Goods	136,781	76,202

	$229,471	$155,858

NOTE 3.	Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 27, 2006. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 25, 2004 with maximum available borrowings of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (effective rate was 1.70 percent at June 30, 2003).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of June 30, 2003, total borrowings under the bank line of credit arrangements were $47,014,000 and have been classified as long-term in the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

NOTE 4.	Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent through a loan from an affiliate of TDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at June 30, 2003 was approximately $508,000,000.

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

In October 2001, a wholly owned subsidiary of Polaris entered into an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent with Household debt and 15 percent cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement at June 30, 2003 was approximately $430,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The income sharing agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent to Polaris and 50 percent to Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of operations. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

Polaris has reviewed the provisions of FASB Interpretation No. 46 pertaining to the consolidation of variable interest entities and has determined that no changes are required to the consolidation procedures currently followed by the Company.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

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

During the first six months of 2003, Polaris paid $48,324,000 to repurchase and retire approximately 932,000 shares of its common stock. During the second quarter 2003 the Board of Directors authorized a new repurchase plan giving the Company authorization to repurchase up to 2,000,000 additional shares of the Company’s common stock on a discretionary basis in the open market. The newest share repurchase authorization, together with approximately 500,000 shares available for repurchase under a previous authorization brings the total shares authorized to be repurchased to approximately 2,500,000 shares as of June 30, 2003.

Polaris paid a regular cash dividend of $0.31 per share on May 15, 2003 to holders of record on May 1, 2003.

The Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about August 15, 2003 to holders of record on August 1, 2003.

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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

A reconciliation of these amounts is as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Weighted average number of common shares outstanding	21,220	22,265	21,340	22,257
Director Plan	25	22	25	23
ESOP	170	170	170	170

Weighted average shares outstanding, basic	21,415	22,457	21,535	22,450
Net effect of dilutive stock options and restricted stock	857	1,364	846	1,385

Weighted average shares outstanding, diluted	22,272	23,821	22,381	23,835

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Net income	$20,992	$19,858	$33,421	$31,491
Other comprehensive income:
Initial impact of changes in functional currencies of Canadian, Australian and New Zealand entities	—	—	(869)	—
Foreign currency translation adjustment	891	234	1,626	106
Unrealized (loss) gain on derivative instruments	(5,492)	2,677	(8,647)	3,798

Comprehensive income	$16,391	$22,769	$25,531	$35,395

NOTE 7.	Commitments and Contingencies

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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

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

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria, as a cash flow hedge. At June 30, 2003, the unrealized loss pertaining to the swap agreement was $3,483,000 which is recorded, net of tax, as a component of other comprehensive loss in shareholders’ equity.

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

At June 30, 2003, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $42,098,000, and an unrealized loss of $431,000 and open Canadian dollar contracts with notional amounts totaling U.S. $97,141,000 and an unrealized loss of $10,905,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of other comprehensive loss in shareholders’ equity. In addition, Polaris had open Euro foreign exchange contracts with the notional amounts totaling $1,892,000. The Euro contracts met the criteria for fair value hedges and are marked to market with the resulting unrealized loss included as a component of other expense in the statement of income.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year to date periods ended June 30, 2003 and 2002. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $377.1 million in the second quarter of 2003, representing a four percent increase from $362.6 million in sales for the same period in 2002.

Sales of ATVs were $248.3 million in the second quarter of 2003, up 24 percent from second quarter 2002 sales of $200.2 million. The Sportsman line of ATVs, including the Sportsman 600 and 700, continues to sell well in the premium segment of the ATV market and the all new Predator 500™ which was named “Sport ATV of the Year” by three industry publications continues to gain market share in the sport segment. The RANGER line of utility vehicles sales increased sharply during the second quarter while sales of Polaris ATVs outside of North America continued its growth, increasing 80 percent during the second quarter 2003. The all new Polaris ATP (all-terrain pickup with turf, two and four wheel traction options) also added to the sales growth during the second quarter. The average per unit sales price for the second quarter 2003 was eight percent higher than last year’s second quarter due primarily to a mix change as more of the new higher priced Sportsman 600 and 700, ATP (all-terrain pickup) and RANGER models were sold during the current quarter.

Sales of snowmobiles were $29.6 million for the second quarter of 2003, a decrease of 68 percent from sales of $91.4 million for the comparable period in 2002. The lack of snowfall in the last two riding seasons, particularly in the Midwest, is the overriding factor in the decline in snowmobile sales anticipated for the full year 2003 as dealer carryover inventories remain at unusually high levels and the Company has proactively adjusted current model year production downward to compensate for the high inventory and slower sales. In order to ease the pressure of the dealer snowmobile carryover inventory, the Company delayed initial shipments of the 2004 model year snowmobiles until late in the second quarter 2003. The average per unit sales price for the second quarter 2003 was higher than last year’s second quarter due primarily to a change in the mix of products sold during the quarter.

Sales of PWC were $26.8 million for the second quarter of 2003, an increase of 157 percent from second quarter 2002 sales of $10.5 million. Timing of shipments between the first and second quarter of 2003 was the primary reason for the increase as Polaris shipped a large number of the all new high performance MSX models to dealers during the second quarter of 2003. The average per unit sales price for PWC increased during the second quarter 2003 when compared to the prior year period due to a mix change as more of the new higher priced PWC were sold during the quarter. For the year to date period ended June 30, 2003, sales of PWC were 16 percent higher than the comparable period in 2002.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Sales of Victory motorcycles were $17.3 million for the second quarter 2003, a 124 percent increase from $7.7 million for the comparable period in 2002. The increase is attributable to the continued market place acceptance of the all new Vegas model which was named the year’s best cruiser motorcycle by three leading motorcycle enthusiast magazines, as well as the timing of shipments as the Vegas production and shipments ramped up during the second quarter. The average per unit sales price for Victory motorcycles increased during the second quarter 2003 when compared to the prior year period due to fewer shipments of discounted non-current model year motorcycles and more of the new higher priced Victory Vegas models being sold. For the year to date period ended June 30, 2003, sales of Victory motorcycles were 58 percent higher than the comparable period in 2002.

PG&A sales were $55.1 million for the second quarter 2003, an increase of four percent from $52.8 million for the second quarter of 2002. The PG&A business was positively impacted by double digit sales growth of ATV and Victory related PG&A items during the quarter offset somewhat by lower snowmobile PG&A sales.

Total sales increased to $691.1 million for the year to date period ended June 30, 2003, up four percent from $661.8 million for the same period in 2002. The increase in sales is primarily due to higher sales of ATVs offset somewhat by lower snowmobile sales versus the prior year period.

Gross profit for the second quarter 2003 was $77.8 million or 20.6 percent of sales compared to $74.4 million or 20.5 percent of sales for the second quarter 2002. For the year to date period ended June 30, 2003, gross profit increased eight percent to $142.4 million or 20.6 percent of sales compared to $132.2 million or 20.0 percent of sales in the comparable period in 2002. The gross profit margin improvement for the quarter and year to date periods was generated by a number of company initiatives that have been in place for several quarters now, including efficiency gains from the Roseau facility redesign; sales mix change resulting from the new products introduced over the past several quarters, growth in higher margin PG&A sales; savings from various cost reduction initiatives; higher margin in the international business generated from the new dealer direct distribution model in Great Britain, Sweden and Norway and the continued positive impact of currency fluctuations. Higher levels of promotional expenses incurred during the second quarter and year to date 2003 periods offset a large portion of the positive improvements generated from the company initiatives.

Operating expenses in the second quarter of 2003 increased five percent to $50.9 million from $48.4 million in the comparable 2002 period. As a percentage of sales, operating expenses increased to 13.5 percent for the second quarter of 2003 compared to 13.4 percent for the same period in 2002. For the year to date period ended June 30, 2003, operating expenses increased 13 percent to $103.3 million or 15.0 percent of sales compared to $91.9 million or 13.9 percent of sales in the comparable period in 2002. The increase for the quarter and year to date periods was primarily due to the continuation of initiatives taken to accelerate the design and introduction of new products and improve the dealer channel.

Income from financial services increased 50 percent to $4.6 million in the second quarter 2003, up from $3.0 million in the second quarter 2002 primarily due to targeted increases in the retail credit portfolio as the penetration rate of vehicles financed by consumers continues to increase. Promotional programs more closely tied to retail financing have driven the increase in the retail credit portfolio over the past number of quarters. The credit quality of the retail credit portfolio has remained stable with losses averaging about three percent of the portfolio, in line with expectations.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

The effective tax rate for the second quarter 2003 was 32.5 percent and reflects a reduction from 33.5 percent in the second quarter of 2002. The lower rate is the result of continued benefits received from the implementation of tax planning strategies.

Cash Dividends

Polaris paid a $0.31 per share dividend on May 15, 2003 to shareholders of record on May 1, 2003. In July, the Board of Directors declared a $0.31 per share dividend payable on or about August 15, 2003 to shareholders of record on August 1, 2003.

Liquidity and Capital Resources

Net cash used for operating activities totaled $9.9 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $54.7 million in the first half of 2002. An increase in inventories was the primary reason for the increase in net cash used for operating activities during the first half of 2003. ATV inventory was higher as a result of slower than anticipated ATV unit sales growth in the first quarter of 2003 brought on by the war in Iraq, and unusually low ATV inventory in the second quarter last year due to the timing of the model year changeover in 2002 compared to 2003. In addition, snowmobile inventories at June 30, 2003 were higher than a year ago as the Company delayed and reduced shipments of the 2004 model year snowmobiles until late in the second quarter 2003 to ease the pressure of dealer snowmobile carryover inventory levels. Net cash used for investing activities was $30.0 million during the six months ended June 30, 2003 and primarily represents the purchase of property and equipment. Net cash used for financing activities was $29.5 million during the six months ended June 30, 2003, which primarily represents an increase in borrowings offset by dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $11.8 million at June 30, 2003.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 1.70 percent at June 30, 2003). As of June 30, 2003, total borrowings under these credit arrangements were $47.0 million and have been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was 16 percent at June 30, 2003 compared to seven percent at June 30, 2002.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

Year to date 2003, Polaris paid $48.3 million to repurchase and retire 932,000 shares of its common stock compared to 461,000 shares repurchased in the year to date period 2002. The shares repurchased had a positive impact on the year to date June 30, 2003 earnings per share of approximately $0.03 per share. During the second quarter 2003 the Board of Directors authorized a new repurchase plan giving the Company authorization to repurchase up to 2.0 million additional shares of the Company’s common stock on a discretionary basis in the open market. The newest share repurchase authorization, together with approximately 500,000 shares available for repurchase under the previous authorization brings the total authorized shares remaining to be repurchased to approximately 2.5 million shares as of June 30, 2003.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

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

As of June 30, 2003, the wholesale portfolio for dealers in the United States was approximately $508.0 million, a one percent decrease from $515.0 million at June 30, 2002. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the eight-year life of the partnership. The Household retail credit portfolio balance as of June 30, 2003, was approximately $430.0 million, up from $192.0 million at June 30, 2002. Credit losses have averaged about three percent of the portfolio balance over the life of this portfolio, in line with Company expectations.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Inflation and Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar 2002, purchases totaling 10 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter ended June 30, 2003 was not materially impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will not have a material impact on cost of sales during the remainder of 2003 when compared to the same period in 2002.

Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the Canadian dollar in relationship to the U.S. dollar has resulted in higher gross margin levels on a comparable basis in the second quarter 2003 when compared to the same period in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income during the remainder of 2003 when compared to the same periods in 2002.

Polaris operates in various countries in Europe through wholly owned subsidiaries and sells to distributors in other countries directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in higher gross margin levels on a comparable basis in the second quarter 2003 when compared to the same period in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Euro-U.S. dollar exchange rate will continue to have a positive impact on net income during the remainder of 2003 when compared to the same periods in 2002.

During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian, Australian and New Zealand entities should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian, Australian and New Zealand entities were changed to the Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000 during the first quarter of 2003. The impact of the change in functional currencies was to record $765,000 of income for the second quarter ended June 30, 2003 and $1,879,000 of income for the year to date period ended June 30, 2003 as a component of accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet that would have previously been recorded in the statement of income. Polaris entities in France, Great Britain, Sweden and Norway had been using their local currency as their functional currency and will continue to do so.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At June 30, 2003, Polaris had open Japanese yen, Canadian dollar and Euro foreign exchange hedging contracts with notional amounts totaling $42.1 million, $97.1 million and $1.9 million U.S. dollars, respectively, which mature at various times throughout the remainder of 2003 and the first quarter of 2004.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report to Shareholders incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2002.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2002 Annual Report on Form 10-K.

Note Regarding Forward Looking Statements

Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Item 4 — Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 24, 2003. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:

1.	To elect the following nominees as Class III members of the board of directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority

Gregory R. Palen	17,858,975	460,482
Richard A. Zona	17,865,960	453,497
Annette K. Clayton	18,212,124	107,333

The terms of the following directors continued after the annual meeting: Andris A. Baltins, Thomas C. Tiller, J. Richard Stonesifer, William E. Fruhan, Jr., R.M. Schreck and John R. Menard, Jr.

2.	To approve the 2003 Non-Employee Director Stock Option Plan

Votes For	Votes Against	Abstentions	Broker Non-Vote

17,496,553	714,935	107,968	0

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10(j) — Multi-Year Revolving Credit Agreement dated June 27, 2003, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent.

Exhibit 10(k) — 364 Day Revolving Credit Agreement dated June 27, 2003, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

Exhibit 31(a) — Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

Exhibit 31(b) — Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

Exhibit 32(a) — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 Certification).

Exhibit 32(b) — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 Certification).

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company:

On April 15, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its news release to report its first quarter financial results for the reporting period ended March 31, 2003.

On April 30, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

On July 15, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its news release to report its second quarter financial results for the reporting period ended June 30, 2003.

On July 28, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	August 14, 2003	/s/ Thomas C. Tiller Thomas C. Tiller President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2003	/s/ Michael W. Malone Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)