Form 10-K/A
period 2002-12-31
POLARIS INDUSTRIES INC/MN
filed 2003-11-14
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

POLARIS INDUSTRIES INC.

2002 FORM 10-K ANNUAL REPORT

i

EXPLANATORY NOTE

      In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-K/ A in response to comments received from the Staff of the Securities and Exchange Commission regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 17, 2003 (the “Annual Report”).

      The specific items amended in the Annual Report are Items 7, 7A and 8 of Part II and the Exhibit Index is amended to reflect the inclusion of updated certifications of certain executive officers. For convenience, we have reprinted our entire disclosure included in the Annual Report in this Form 10-K/ A. Please note that we have not been requested to, and we are not, restating our financial statements or other financial information included in the Annual Report. The only changes made to Item 8 have been to Notes 1, 5 and 6 to the consolidated financial statements in order to enhance certain disclosures.

      This Form 10-K/ A continues to speak as of the original filing date of the Annual Report, and has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

      Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. retail cruiser sales more than doubled from 1993 to 2001. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined, grew 13% in 2002 with approximately400,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

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

      Gross profit increased to $332.3 million in 2002, representing an eight percent increase over $307.0 million gross profit in 2001. This increase in gross profit dollars was a result of higher sales volume and an increase in gross profit margin percentage to 21.8 percent in 2002 from 20.6 percent in 2001. The improvement in the gross profit margin for 2002 was generated by a number of initiatives the Company has implemented, including efficiency gains from the Roseau facility redesign; changes in the sales mix resulting from the new products introduced over the past several quarters; savings from various cost reduction initiatives; and lower warranty expense resulting from quality improvements. These were all offset somewhat by lower sales in the high margin PG&A business and a higher level of promotional expenses required in 2002. The warranty expense decreased 30 percent to $23.2 million for the year ended December 31, 2002 compared to $33.4 million for the same period in the prior year. The decrease in warranty expense is primarily the result of the following: (a) higher quality products manufactured across all product lines, (b) lower snowmobile sales in 2002 compared to 2001 which traditionally have higher per unit warranty costs than other products, (c) tighter control of the out of warranty period approval process resulting in fewer claims being approved for payment, and (d) less consumer usage of snowmobiles in 2002 due to the lack of good snowfall during the riding season.

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

      Gross profit increased to $307.0 million in 2001, representing a seven percent increase over $287.7 million gross profit in 2000. This increase in gross profit dollars was a result of higher sales volume. Gross profit, as a percentage of sales, was approximately flat at 20.6 percent in 2001 from 20.7 percent in 2000. This was due to increased promotional costs related to the ATV business, increased warranty expense and a stronger U.S. dollar in relation to the Canadian dollar versus the prior year, offset by higher margins in the ATV and snowmobile product lines. The warranty expense increased 73 percent to $33.4 million for the year ended December 31, 2001 compared to $19.2 million in the prior year. This increase in warranty expense in 2001 is principally the result of the following: (a) an ATV product recall in the 2001 period which resulted in additional warranty expense recorded, (b) a significant increase in snowmobile sales in the 2001 period as compared to 2000, which traditionally have higher per unit warranty costs, (c) higher warranty claims related to increased riding during the 2001 snowmobile riding season as snowfall returned to more normal levels in 2001 compared to 2000, and (d) the Company’s decision to provide extended coverage of certain claims relating to prior model year snowmobiles that were out of the warranty period but had low mileage due to the lack of snowfall in prior years.

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

      Polaris has made significant capital investments to increase production capacity, quality, and efficiency, and for new product development and diversification. Improvements in manufacturing and distribution capacity include: (a) expenditures for the completion of the $12.2 million redesign of the Roseau manufactur-

ing facility which replaced three assembly lines, (b) tooling expenditures for new product development across all product lines of $16.6 million during 2002, and (c) investments in engineering and development technologies of $4.1 million during 2002. Polaris anticipates that capital expenditures, including tooling, for 2003 will range from $65.0 million to $75.0 million.

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

Inflation, Foreign Exchange Rates and Interest Rates

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

      In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, Taiwan dollar and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2002, Polaris had open Japanese yen and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $41.0 million and $14.3 million U.S. dollars, respectively, which mature throughout 2003. The average exchange rate in these foreign exchange hedging contracts are 121.9 Japanese yen per United States dollar and .64 United States dollar per Canadian dollar.

      The fair values of the Japanese yen and Canadian dollar hedge contracts at December 31, 2002 represent an unrealized gain of $1.8 million and an unrealized gain of $0.3 million, respectively. A ten percent fluctuation in the currency rates as at December 31, 2002 would have resulted in a change in the fair value of the Japanese yen hedge contracts of approximately $5.3 million and a change in the fair value of the Canadian dollar hedge contracts of approximately $1.4 million. However, since these contracts hedge foreign currency denominated transactions any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

      Polaris is a party to two unsecured bank line of credit arrangements under which it may borrow an aggregate of up to $250.0 million until maturity. Interest is charged at variable rates based on LIBOR or “prime”. Additionally, Polaris is a party to an interest rate swap agreement that locks in a fixed interest rate on $18.0 million of long-term debt. The Company is exposed to interest rate changes on any borrowings during the year in excess of $18.0 million. Based upon the average outstanding line of credit borrowings of $55.4 million during 2002, a one-percent fluctuation in interest rates would have had approximately a $0.4 million impact on interest expense.

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

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Balance as of beginning of year	$23,541	$21,276
Goodwill acquired during the year	726	3,138
Goodwill amortized during the year	—	(873)

Balance as of end of year	$24,267	$23,541

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

      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris provides longer warranties in certain non-U.S. geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

      The activity in the warranty reserve during the periods presented is as follows (in thousands):

	For the Year Ended December 31,

	2002	2001	2000

		(unaudited)	(unaudited)
Balance at beginning of year	$33,301	$34,216	$40,392
Additions charged to expense	23,246	33,357	19,232
Warranty claims paid	(25,611)	(34,272)	(25,408)

Balance at end of year	$30,936	$33,301	$34,216

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Comprehensive income: Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and the gain or loss on derivative instruments. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders equity and comprehensive income.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Polaris maintains a restricted stock plan (Restricted Plan) under which a maximum of 1,050,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The restrictions lapse after a three to four year period for awards issued prior to 2000 if Polaris achieves certain performance measures. Awards issued in 2002, 2001 and 2000 did not contain performance measures with the exception of grants issued to the Company’s president and chief executive officer, in October 2002. Shares of restricted stock granted, net of converted, lapsed and forfeited shares totaled a negative 10,610 in 2002 and a positive 20,648 and 116,995 in 2001 and 2000, respectively.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Net income per share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director Plan and the ESOP. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Restricted Plan. A reconciliation of these amounts is as follows (in thousands, except per share data):

	2002	2001	2000

Weighted average number of common shares outstanding	22,120	22,669	23,304
Director Plan	22	25	27
ESOP	170	170	170

Common shares outstanding — basic	22,312	22,864	23,501

Dilutive effect of Restricted Plan	366	266	31
Dilutive effect of Option Plan	938	437	134

Common and potential common shares outstanding — diluted	23,616	23,567	23,666

      During 2002, 2001, and 2000, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 261,300 shares, 250,000 shares, and no shares, respectively.

      Stock Purchase Plan: Polaris maintains an Employee Stock Purchase Plan (Purchase Plan). A total of 750,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the average market price each month. As of December 31, 2002, approximately 151,000 shares have been purchased under this plan.

Note 6: Financial Services Arrangements

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at December 31, 2002 was $585,245,000. Polaris has agreed to repurchase products repossessed by the finance company up to an annual maximum of 15 percent of the average month-

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end balances outstanding during the prior calendar year. At December 31, 2002, the potential 15 percent aggregate repurchase obligation approximated $76.0 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $8,504,000 and $11,891,000 at December 31, 2002 and 2001, respectively.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,

	2002	2001	2000

		(unaudited)	(unaudited)
Equity in earnings of Polaris Acceptance	$9,195	$12,463	$14,123
Income from Household income sharing agreement	4,440	949	—
Income from other financial services activities	1,008	943	—

Total income from financial services	$14,643	$14,355	$14,123

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 45 to 46.

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

      (c) Exhibits

Included in Item 15(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on November 14, 2003.

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

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2002

Exhibit
Number	Description

3(a)	Articles of Incorporation of Polaris Industries Inc. (“the Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-4 (No. 33-55769) (the “Form S-4”).
(b)	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Form S-4.
4(a)	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
(b)	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on May 25, 2000.
10(a)	Polaris 401(K) Retirement Savings Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 11, 2000 (No. 333-94451)
(b)	Polaris Industries Inc. Supplemental Retirement/ Savings Plan filed herewith*
(c)	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 5, 1999 (No. 333-77765)
(e)	Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1.*
(f)	Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 1995 (No. 33-60157).*
(g)	Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
(h)	Joint Venture Agreement between the Company and Transamerica Commercial Finance Corporation, now known as Transamerica Distribution Finance (“TDF”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(i)	Manufacturer’s Repurchase Agreement between the Company and Polaris Acceptance dated February 7, 1996 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(j)	Multi-Year Revolving Credit Agreement dated June 14, 2001, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent and issuing lender, incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(k)	Amended and restated 364 Day Revolving Credit Agreement dated June 13, 2002, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and U.S. Bank N.A., as syndication agent, incorporated by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Exhibit
Number	Description

(l)	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(m)	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(n)	Amended and Restated Polaris Industries Inc. 1996 Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 7, 1996 (No. 333-05463).
(o)	Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1997 (No. 333-21007).
(p)	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
(q)	Employment Agreement between the Company and Thomas C. Tiller dated July 11, 2001. Incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.*
(r)	First Amendment to Joint Venture Agreement between the Company and TDF dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(s)	Second Amendment to Joint Venture Agreement between the Company and TDF dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(t)	Revolving Program Agreement between Polaris Sales Inc. and Household Bank (SB), N.A. dated October 15, 2001, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
13.	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2002 included pursuant to Note 2 to General Instruction G.(1)
21.	Subsidiaries of Registrant.(1)
23.	Consent of Ernst & Young LLP.
24.	Power of Attorney.(1)
31(a)	Certification of Chief Executive Officer — Section 302
31(b)	Certification of Chief Financial Officer — Section 302
32(a)	Certificate of Chief Executive Officer — Section 906
32(b)	Certificate of Chief Financial Officer — Section 906

*	Management contract or compensatory plan.

(1)	Incorporated by reference to the same exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 17, 2003.