Form 10-Q/A
period 2003-03-31
POLARIS INDUSTRIES INC/MN
filed 2003-11-14
CIK 931015

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

Explanatory Note
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
EX-32(b) Certification of CFO - Section 906

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2003

Page

Explanatory Note
Part I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	13
Cash Dividends	14
Liquidity and Capital Resources	15
Inflation and Exchange Rates	17
Significant Accounting Policies	18
Item 3 – Quantitative and Qualitative Disclosures on Market Risk
Note regarding forward-looking statements	19
Item 4 – Controls and Procedures	20
Part II OTHER INFORMATION	21
Item 1 Legal Proceedings
Item 2 Changes in Securities
Item 3 Defaults upon Senior Securities
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE PAGE	22

Explanatory Note

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-Q/A in response to comments received from the Staff of the Securities and Exchange Commission regarding our Quarterly Report on Form 10-Q for the period ended March 31, 2003 that was originally filed on May 13, 2003 (“Quarterly Report”).

     In this Form 10-Q/A we have amended Item 2 of Part I to reflect the change in functional currencies and Item 6 of Part II to reflect the inclusion of updated certifications of certain executive officers. For convenience, we have reprinted our entire disclosure included in the Quarterly Report in this Form 10-Q/A.

     This Form 10-Q/A continues to speak as of the original filing date of the Quarterly Report, and has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian, Australian and New Zealand entities should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian, Australian and New Zealand entities were changed to the Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000. The impact of the change in functional currencies was to record $1,114,000 of income for the quarter ended March 31, 2003 to accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet that would have previously been recorded in the statement of income. Polaris entities in France, Great Britain, Sweden and Norway had been using their local currency as their functional currency and will continue to do so.

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

Item 1 – Legal Proceedings None

Item 2 – Changes in Securities None

Item 3 – Defaults upon Senior Securities None

Item 6-Exhibits and Reports on Form 8-K (a) Exhibits

Exhibit 31(a) – Certification of Chief Executive Officer – Section 302

Exhibit 31(b) – Certification of Chief Financial Officer – Section 302

Exhibit 32(a) – Certification of Chief Executive Officer – Section 906

Exhibit 32(b) – Certification of Chief Financial Officer – Section 906

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

POLARIS INDUSTRIES INC. (Registrant)

Date: November 14, 2003	/s/ Thomas C. Tiller

Thomas C. Tiller President and Chief Executive Officer

Date: November 14, 2003	/s/ Michael W. Malone

Michael W. Malone Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)