Form 10-Q
period 2003-09-30
POLARIS INDUSTRIES INC/MN
filed 2003-11-14
CIK 931015

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	1-11411

Polaris Industries Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1790959

(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2100 Highway 55, Medina, MN	55340

(Address of principal executive offices)	(Zip Code)

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

     As of November 4, 2003, 21,779,462 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2003

		Page

Part I	FINANCIAL INFORMATION
	Item 1 - Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations	12
	Cash Dividends	14
	Liquidity and Capital Resources	14
	Inflation and Foreign Exchange Rates	16
	Significant Accounting Policies	17
	Item 3 - Quantitative and Qualitative Disclosures About Market Risk
	Note Regarding Forward Looking Statements	18
	Item 4 - Controls and Procedures	19
Part II	OTHER INFORMATION	20
	Item 1 Legal Proceedings
	Item 2 Changes in Securities and Use of Proceeds
	Item 3 Defaults Upon Senior Securities
	Item 4 Submission of Matters to a Vote of Security Holders
	Item 5 Other Information
	Item 6 Exhibits and Reports on Form 8-K
SIGNATURES		21

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

Part 1 — FINANCIAL INFORMATION

     Item 1 – Consolidated Financial Statements

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,291	$81,193
Trade receivables	73,022	51,001
Inventories	226,200	155,858
Prepaid expenses and other	10,531	10,136
Deferred tax assets	55,217	45,471

Total current assets	403,261	343,659
Property and equipment, net	175,461	169,596
Investments in finance affiliate and retail credit deposit	72,085	65,185
Deferred tax assets		2,427
Goodwill, net	24,002	24,267
Intangible and other assets, net	3,375	3,512

Total Assets	$678,184	$608,646

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$120,059	$88,462
Accrued expenses	207,590	204,624
Income taxes payable	42,524	20,427

Total current liabilities	370,173	313,513
Borrowings under credit agreement	18,011	18,027
Deferred income taxes	3,527

Total Liabilities	391,711	331,540
Shareholders’ Equity:
Preferred stock — $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock — $0.01 par value, 80,000 shares authorized, 21,632 and 22,300 shares issued and outstanding	216	223
Additional paid-in capital	—	—
Retained earnings	299,262	289,656
Deferred compensation	(8,116)	(12,106)
Other comprehensive loss	(4,889)	(667)

Total Shareholders’ Equity	286,473	277,106

Total Liabilities and Shareholders’ Equity	$678,184	$608,646

     The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	$447,696	$428,005	$1,138,756	$1,089,763
Cost of sales	338,602	325,575	887,282	855,144

Gross profit	109,094	102,430	251,474	234,619
Operating expenses
Selling and marketing	24,405	24,465	70,646	65,544
Research and development	13,636	11,210	37,018	32,059
General and administrative	18,659	14,805	52,353	44,752

Total operating expenses	56,700	50,480	160,017	142,355
Income from financial services	7,277	3,882	16,215	10,112

Operating Income	59,671	55,832	107,672	102,376
Non-operating Expense (Income):
Interest expense	593	554	2,035	2,017
Other expense (income) net	593	380	(2,360)	(1,894)

Income before income taxes	58,485	54,898	107,997	102,253
Provision for Income Taxes	19,008	17,842	35,099	33,706

Net Income	$39,477	$37,056	$72,898	$68,547

Net Income Per Share
Basic	$1.85	$1.66	$3.39	$3.06

Diluted	$1.74	$1.57	$3.24	$2.89

Weighted average shares outstanding:
Basic	21,380	22,335	21,483	22,412

Diluted	22,653	23,571	22,472	23,747

     The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	For Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net income	$72,898	$68,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,952	41,605
Noncash compensation	11,395	11,962
Noncash income from financial services	(6,724)	(6,410)
Deferred income taxes	(3,792)	4,843
Changes in current operating items:
Trade receivables	(22,021)	3,480
Inventories	(70,342)	(28,288)
Accounts payable	31,597	13,727
Accrued expenses	2,965	(9,984)
Income taxes payable	23,877	14,453
Prepaid expenses and others, net	(4,628)	4,884

Net cash provided by operating activities	75,177	118,819

Investing Activities:
Purchase of property and equipment	(45,403)	(37,157)
Investments in finance affiliate and retail credit deposit, net	(176)	5,250
Acquisition of business	—	(726)

Net cash used for investing activities	(45,579)	(32,633)

Financing Activities:
Borrowings under credit agreement	410,001	324,000
Repayments under credit agreement	(410,017)	(324,012)
Repurchase and retirement of common shares	(59,972)	(50,194)
Cash dividends to shareholders	(20,015)	(18,996)
Proceeds from stock issuances under employee plans	7,503	9,992

Net cash used for financing activities	(72,500)	(59,210)

Net (decrease) increase in cash and cash equivalents	(42,902)	26,976
Cash and cash equivalents at beginning of period	81,193	40,530

Cash and cash equivalents at end of period	$38,291	$67,506

     The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

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

Product Warranties

Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain non-U.S. geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented is as follows (in thousands):

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2003	2002	2003	2002

Balance at beginning of period	$26,033	$29,516	$30,936	$33,301
Additions charged to expense	8,937	7,688	20,541	17,563
Warranty claims paid	(5,833)	(5,786)	(22,340)	(19,446)

Balance at end of period	$29,137	$31,418	$29,137	$31,418

Stock Based Employee Compensation

Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

“Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following:

	For the three months		For the nine months ended
	ended September 30		September 30,

	2003	2002	2003	2002

Net income (in thousands):
As reported	$39,477	$37,056	$72,898	$68,547
Additional compensation expense, net of tax	1,108	864	3,461	2,965

Pro forma	$38,369	$36,192	$69,437	$65,582

Net income per share (diluted):
As reported	$1.74	$1.57	$3.24	$2.89
Pro forma	$1.69	$1.54	$3.09	$2.76

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 2.	Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2003	December 31, 2002

Raw Materials and Purchased Components	$38,775	$24,499
Parts, Garments and Accessories	65,934	55,157
Finished Goods	121,491	76,202

	$226,200	$155,858

NOTE 3.	Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 27, 2006. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 25, 2004 with maximum available borrowings of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (effective rate was 1.70 percent at September 30, 2003).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of September 30, 2003, total borrowings under the bank line of credit arrangements were $18,011,000 and have been classified as long-term in the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

NOTE 4.	Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent through a loan from an affiliate of TDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at September 30, 2003 was approximately $573,000,000.

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

In October 2001, a wholly owned subsidiary of Polaris entered into an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent with Household debt and 15 percent cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement at September 30, 2003 was approximately $469,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent to Polaris and 50 percent to Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of operations. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

Polaris has reviewed and applied the provisions of FASB Interpretation No. (FIN) 46 to the Polaris Acceptance partnership agreement and has determined that Polaris Acceptance does not meet the consolidation criteria provided for in FIN 46. Polaris accounts for its investment in Polaris Acceptance under the equity method of accounting, which is consistent with current accounting literature.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

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

During the first nine months of 2003, Polaris paid $59,972,000 to repurchase and retire approximately 1,086,000 shares of its common stock. As of September 30, 2003, Polaris had approximately 2,400,000 remaining shares available to repurchase under its current Board of Directors authorization.

Polaris paid a regular cash dividend of $0.31 per share on August 15, 2003 to holders of record on August 1, 2003.

On October 16, 2003, Polaris’ Board of Directors declared a regular cash dividend of $0.31 per share payable on November 17, 2003 to holders of record on November 3, 2003.

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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

A reconciliation of these amounts is as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Weighted average number of common shares outstanding	21,183	22,145	21,288	22,220
Director Plan	27	20	25	22
ESOP	170	170	170	170

Weighted average shares outstanding, basic	21,380	22,335	21,483	22,412
Net effect of dilutive stock options and restricted stock	1,273	1,236	989	1,335

Weighted average shares outstanding, diluted	22,653	23,571	22,472	23,747

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the three months		For the nine months ended
	ended September 30,		September 30,

	2003	2002	2003	2002

Net income	$39,477	$37,056	$72,898	$68,547
Other comprehensive income (loss):
Initial impact of changes in functional currencies of Canadian, Australian and New Zealand entities	—	—	(869)	—
Foreign currency translation adjustment	(98)	(2)	1,528	104
Unrealized (loss) gain on derivative instruments	3,766	769	(4,881)	4,567

Comprehensive income	$43,145	$37,823	$68,676	$73,218

NOTE 7.	Commitments and Contingencies

Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

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

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At September 30, 2003, the unrealized loss pertaining to the swap agreement was $3,040,000 which is recorded, net of tax, as a component of other comprehensive loss in shareholders’ equity.

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

At September 30, 2003, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $19,240,000 and an unrealized gain of $1,314,000, and open Canadian dollar contracts with notional amounts totaling U.S. $111,548,000 and an unrealized loss of $7,209,000. These contracts met the criteria for cash flow hedges and the net unrealized loss, after tax, is recorded as a component of other comprehensive loss in shareholders’ equity. In addition, Polaris had open Euro foreign exchange contracts with the notional amounts totaling $820,000. The Euro contracts met the criteria for fair value hedges and are marked to market with the resulting unrealized loss included as a component of other expense in the statement of income.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year to date periods ended September 30, 2003 and 2002. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $447.7 million in the third quarter of 2003, representing a five percent increase from $428.0 million in sales for the same period in 2002.

Sales of ATVs were $287.7 million in the third quarter of 2003, up 14 percent from third quarter 2002 sales of $252.7 million. The premium segments of the ATV market continued to expand during the quarter as consumers looked for more versatility and power in an ATV. Polaris’ Sportsman line of ATVs, including the Sportsman 600 and 700, continue to sell well in the premium segment with features the consumers are looking for in a full size ATV; power, a smooth ride and easy handling. Additionally, the all new Predator 500™, which was named “Sport ATV of the Year” by three industry publications, continued to gain market share in the sport segment during the third quarter. The RANGER line of utility vehicles sales continued to grow faster than the overall market. Sales of Polaris ATVs outside of North America continued its strong growth, increasing 45 percent during the third quarter 2003 over the same period a year ago. Dealer inventories of ATVs at September 30, 2003 are at comparable levels to a year ago. Sales of ATVs for the year to date period ended September 30, 2003 are 15 percent higher than the same period last year. The average per unit ATV sales price for the third quarter 2003 was nine percent higher than last year’s third quarter due primarily to a mix change as more of the new higher priced Sportsman 600 and 700 and RANGER models were sold during the current quarter.

Sales of snowmobiles were $96.8 million for the third quarter of 2003, a decrease of 16 percent from sales of $114.7 million for the comparable period in 2002. The lack of snowfall in 5 out of the last 6 riding seasons, particularly in the Midwest United States which historically accounts for about half of the North American snowmobile industry sales and where Polaris has significant market share, is the overriding factor in the anticipated decline in snowmobile sales. Sales of snowmobiles for the year to date period ended September 30, 2003 are 36 percent lower than the same period last year. The average per unit snowmobile sales price for the third quarter 2003 was lower than last year’s third quarter due primarily to increased promotional costs incurred in the current quarter compared to last year and a change in the mix of products sold during the quarter.

Sales of PWC were $3.3 million for the third quarter of 2003, a decrease of 24 percent from third quarter 2002 sales of $4.3 million. Timing of shipments between the second and third quarter of 2003 as compared to 2002 was the primary reason for the decrease. The third quarter is historically a seasonally low quarter for PWC shipments. Sales of PWC for the year-to-date period ended September 30, 2003 increased 12 percent from the comparable period in 2002. The year to date sales improvement can be attributed to the success of the MSX 140, which was named Watercraft of the Year by Watercraft World magazine. The average per unit sales price for PWC increased significantly during the third quarter 2003 when compared to the prior year period due to a mix change as a higher percentage of higher priced PWC were sold during the quarter.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

Sales of Victory motorcycles were $4.9 million for the third quarter 2003, a 27 percent increase from $3.8 million for the comparable period in 2002. The increase is attributable to the continued market place acceptance of the all new Vegas model, which was named the year’s best cruiser motorcycle by four leading motorcycle enthusiast magazines. Year to date through September 30, 2003, sales of Victory motorcycles increased 53 percent from the comparable period in 2002. The average per unit sales price for Victory motorcycles increased during the third quarter 2003 when compared to the prior year period due to fewer shipments of discounted non-current model year motorcycles in the current period.

Sales of Parts, Garments and Accessories (PG&A) were $55.0 million in the third quarter 2003, an increase of five percent from $52.5 million for the third quarter of 2002. Sales of ATV and Victory related PG&A items showed strong double digit growth during the third quarter, offset somewhat by lower snowmobile PG&A sales. Sales of PG&A for the year to date period ended September 30, 2003 are seven percent higher than the same period a year ago.

Total sales increased to $1,138.8 million for the year to date period ended September 30, 2003, up four percent from $1,089.8 million for the same period in 2002. The increase in sales is primarily due to higher sales of ATVs and motorcycles offset somewhat by lower snowmobile sales versus the prior year period.

Gross profit for the third quarter 2003 was $109.1 million or 24.4 percent of sales compared to $102.4 million or 23.9 percent of sales for the third quarter 2002. For the year to date period ended September 30, 2003, gross profit increased seven percent to $251.5 million or 22.1 percent of sales compared to $234.6 million or 21.5 percent of sales in the comparable period in 2002. The gross profit margin improvement for the third quarter and year to date periods were generated by ongoing Company initiatives that have been in place for several quarters now including the following:

•	efficiency gains from the Roseau facility redesign

•	sales mix change resulting from new products introduced over the past several quarters

•	savings from various cost reduction initiatives

•	higher margin in the international business generated from the new dealer direct distribution models in Great Britain, Sweden and Norway

The positive impact of currency fluctuations also contributed to the improved gross margins. The Company improved its gross margins during the third quarter and year to date periods despite higher levels of promotional expenses incurred in the 2003 periods and the negative impact of the sales mix from shipping less snowmobiles during the 2003 periods compared to the same periods in 2002.

Operating expenses in the third quarter of 2003 increased 12 percent to $56.7 million from $50.5 million in the comparable 2002 period. As a percentage of sales, operating expenses increased to 12.7 percent for the third quarter of 2003 compared to 11.8 percent for the same period in 2002. For the year to date period ended September 30, 2003, operating expenses increased 12 percent to $160.0 million or 14.1 percent of sales compared to $142.4 million or 13.1 percent of sales in the comparable period in 2002. The increase for the third quarter and year to date 2003 periods when compared to the same periods in 2002 was primarily due to the continuation of initiatives taken to accelerate the design and introduction of new products, improve the dealer channel and the added expense of the new international subsidiaries.

Income from financial services increased 87 percent to $7.3 million in the third quarter 2003, up from $3.9 million in the third quarter 2002. For the year to date period ended September 30, 2003, income from financial services increased 60 percent to $16.2 million compared to $10.1 million in the comparable period in 2002. The increase for the third quarter and year to date 2003 periods is primarily due to targeted increases in the retail credit portfolio as the penetration rate of vehicles financed by consumers continues to increase, a result of better linkage with our

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

significantly increased promotional efforts. The credit quality of the retail credit portfolio has remained stable and credit losses continue to be in line with expectations.

Cash Dividends

Polaris paid a $0.31 per share dividend on August 15, 2003 to shareholders of record on August 1, 2003. On October 16 2003, Polaris’ Board of Directors declared a $0.31 per share dividend payable on November 17, 2003 to shareholders of record on November 3, 2003.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $75.2 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $118.8 million in the first nine months of 2002. An increase in inventories and receivables was the primary reason for the lower net cash provided from operating activities during the first nine months in 2003 compared to last year. Polaris inventories were higher than a year ago due to the following factors: 1) increased inventory at subsidiaries in Sweden and Norway which were established late last year, 2) increased PG&A inventory, a result of the Company’s goal of improving order fill rates to its customers and 3) higher Victory inventories related to the timing of model year 2004 production. Higher receivables from international customers is the primary reason for the increase in total Company receivables compared to a year ago. Net cash used for investing activities was $45.6 million during the nine months ended September 30, 2003 and primarily represents the purchase of property and equipment. Net cash used for financing activities was $72.5 million during the nine months ended September 30, 2003, which primarily represents dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $38.3 million at September 30, 2003.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 1.7 percent at September 30, 2003). As of September 30, 2003, total borrowings under these credit arrangements were $18.0 million and have been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was six percent at September 30, 2003 compared to six percent at September 30, 2002.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

The following summarizes the Company’s significant future contractual obligations at September 30, 2003 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Long-term debt	$18.0	—	$18.0	—
Operating leases	3.7	$1.6	1.9	$0.2
Capital leases	0.9	0.7	0.2	—

Total	$22.6	$2.3	$20.1	$0.2

Additionally, at September 30, 2003, the Company had $6.7 million of outstanding bank letters of credit to purchase various raw materials, garments and accessories.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

Year to date 2003, Polaris has paid $60.0 million to repurchase and retire 1.1 million shares of its common stock compared to 0.8 million shares repurchased in the year to date period 2002. The shares repurchased had a positive impact on the year to date September 30, 2003 earnings per share of approximately $0.10 per share. The total authorized shares remaining to be repurchased approximated 2.4 million shares as of September 30, 2003.

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

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

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

In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household Bank (SB), N.A. (Household) and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in finance affiliate

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

and retail credit deposit in the accompanying consolidated balance sheets. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under these agreements is limited to its deposit plus an aggregate amount of not more than $15.0 million.

As of September 30, 2003, the wholesale portfolio for dealers in the United States was approximately $573.0 million, a five percent decrease from $605.0 million at September 30, 2002. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the eight-year life of the partnership. The Household retail credit portfolio balance as of September 30, 2003, was approximately $469.0 million, up from $223.0 million at September 30, 2002. Credit losses have averaged slightly above three percent of the portfolio balance over the life of this portfolio, in line with Company expectations.

Inflation and Foreign Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar 2002, purchases totaling 10 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and the year to date period ended September 30, 2003 was not materially impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will not have a material impact on cost of sales during the remainder of 2003 when compared to the same period in 2002.

Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the Canadian dollar in relationship to the U.S. dollar has resulted in higher gross margin levels on a comparable basis in the third quarter and year to date period ended September 30, 2003 when compared to the same periods in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income during the remainder of 2003 when compared to the same period in 2002.

Polaris operates in various countries in Europe through wholly owned subsidiaries and sells to distributors in other countries directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in higher gross margin levels on a comparable basis in the third quarter and year to date period ended September 30, 2003 when compared to the same periods in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Euro-U.S. dollar exchange rate will continue to have a positive impact on net income during the remainder of 2003 when compared to the same period in 2002.

During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian and Australian subsidiaries and the New Zealand branch should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian and Australian subsidiaries and the New Zealand branch were changed to the

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000 during the first quarter of 2003. The impact of the change in functional currencies was to record $69,000 of loss for the third quarter ended September 30, 2003 and $1,810,000 of income for the year to date period ended September 30, 2003 as a component of accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet that would have previously been recorded in the statement of income. Polaris entities in France, Great Britain, Sweden and Norway had been using their local currency as their functional currency and will continue to do so.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for each of the Japanese yen, Euro, Taiwan dollar and Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At September 30, 2003, Polaris had open Japanese yen, Canadian dollar and Euro foreign exchange hedging contracts with notional amounts totaling $19.2 million, $111.5 million and $0.8 million U.S. dollars, respectively, which mature at various times throughout the remainder of 2003 and the first half of 2004.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report to Shareholders incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2002.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes have occurred during the quarter or since the evaluation date that would have a material effect on the disclosure controls and procedures.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

PART II. OTHER INFORMATION

     Item 1 – Legal Proceedings

     None

     Item 2 – Changes in Securities and Use of Proceeds

     None

     Item 3 – Defaults upon Senior Securities

     None

     Item 4 – Submission of Matters to a Vote of Security Holders

     None

     Item 5 – Other Information

     None

     Item 6-Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 31(a) – Certification of Chief Executive Officer (Section 302 Certification).

Exhibit 31(b) – Certification of Chief Financial Officer (Section 302 Certification).

Exhibit 32(a) – Certification of Chief Executive Officer (Section 906 Certification).

Exhibit 32(b) – Certification of Chief Financial Officer (Section 906 Certification).

     (b)  Reports on Form 8-K

During the quarter ended September 30, 2003, the Company:

1. On July 15, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its news release to report its second quarter financial results for the reporting period ended June 30, 2003.

2. On July 28, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

3. On August 20, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

4. On October 1, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

5. On October 14, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its news release to report its third quarter financial results for the reporting period ended September 30, 2003.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

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