Form 10-K
period 2003-12-31
POLARIS INDUSTRIES INC/MN
filed 2004-03-11
CIK 931015

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-11411

POLARIS INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

2100 Highway 55, Medina MN	55340
(Address of principal executive offices)	(Zip Code)
(763) 542-0500
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,771,507,360 as of March 1, 2004, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

     As of March 1, 2004, 21,546,956 shares, on a pre-split basis, of Common Stock, $.01 par value, of the registrant were outstanding (representing 43,093,912 shares on post-split basis).

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2003 (the “2003 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

     Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 22, 2004 filed with the Securities and Exchange Commission (the “2004 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2003 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.     Business

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

	ATVs	Snowmobiles	Motorcycles	PWC	PG&A

2003	65%	14%	4%	3%	14%
2002	62%	19%	2%	4%	13%
2001	56%	25%	1%	4%	14%

Industry Background

      All Terrain Vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

      ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (Bombardier) entered in 1998. In 2003, John Deere announced its planned entrance into the North American ATV market in early 2004. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown consistently. Polaris estimates that during the calendar year 2003 the industry grew six percent with approximately 1,041,000 ATVs sold worldwide.

      Polaris also competes in the utility vehicle market with its RANGER™ off-road utility vehicle and professional series UTV platforms. The utility vehicle market grew approximately seven percent during the calendar year 2003 and is approximately a 110,000 unit market.

      Snowmobiles. In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

      Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that during the season ended March 31, 2003, industry sales of snowmobiles on a worldwide basis were approximately 186,000 units, down nine percent from the previous season.

      Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.

      Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1993 to 2002. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined, grew five percent in 2003 with approximately 400,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

      Personal Watercraft. PWC include both sit-down and stand-up versions of water scooter vehicles, and are designed for use on lakes, rivers, oceans and bays. PWC are used primarily for recreational purposes and are designed for one, two, three or four passengers. Polaris entered the PWC market in 1992. After many years of rapid growth, the worldwide industry retail sales of PWC peaked at approximately 225,000 units in 1996. Polaris estimates that during the year ended September 30, 2003, worldwide industry retail sales for PWC were approximately 120,000 units, flat with the previous season. Other major PWC manufacturers are Bombardier, Yamaha, Kawasaki and Honda.

Products

      All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of seventeen models, includes general purpose, sport and four-wheel drive utility models, with 2004 model year suggested United States retail prices ranging from approximately $2,000 to $7,900. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris has a six-wheel off-road utility vehicle and the Polaris RANGER™, an off-road side by side utility and recreational vehicle. In 2001, Polaris expanded its utility line called the Polaris Professional Series (PPS) with a sourced all surface loader product as well as utility task vehicles (UTVs) and a 4X4 and 6X6 ATV (ATV Pro), each of which were modifications of existing products. The main competitors for both RANGER™ and PPS are John Deere, Kawasaki and Yamaha.

      Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand AWD provides industry leading traction performance and ride quality thanks to its on demand, easy shift on-the-fly patented design. Polaris’ ATVs include two cycle and four cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI.

      Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes this market has stabilized since 1989 and has sustained consistent growth.

      Snowmobiles. Polaris produces a full line of snowmobiles, consisting of thirty-seven models, ranging from youth to utility and economy models to performance and competition models. The 2004 model year suggested United States retail prices ranged from approximately $2,000 to $10,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.

      Motorcycles. In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the VictoryTM brand name. Currently Polaris’ line of motorcycles consists of four models, the Victory VegasTM, KingpinTM, Touring Cruiser (TC) and a limited edition Arlen Ness Signature Series VegasTM. Suggested United States retail prices for the 2004 model year Victory motorcycles ranged from approximately $15,000 to $20,000.

      Personal Watercraft. Polaris entered the personal watercraft market in 1992. Polaris’ 2003 line of watercraft consisted of eight models across the touring, performance and racing segments. Management believes that its models had the industry’s first three-cylinder engines developed specifically for PWC and that its models were the first to comply with EPA 2006 requirements. In late 2002, Polaris announced its first four stroke engine powered personal watercraft, and in early 2003 announced its entry into the sport boat market with the Polaris EX2100 and LE2100 Sport Boat line, a sourced product from Brunswick Corporation. The

Sport Boat is a full-size, 21 foot runabout boat. The 2004 model year suggested United States retail prices for Polaris’ PWC range from approximately $8,000 to $9,700 and $24,000 to $26,000 for the Sport Boat line.

      Parts, Garments and Accessories. Polaris produces or supplies a variety of replacement parts and accessories for its ATVs, snowmobiles, motorcycles and PWC. ATV accessories include products such as winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include products such as saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. PWC accessories include products such as footwear, goggles, wet suits, life vests, tow ropes, oils and lubricants.

      Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, personal flotation devices, leathers and hats for its snowmobile, ATV, motorcycle and PWC lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.

Manufacturing and Distribution Operations

      Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs, motorcycles and PWC incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, hulls, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, motorcycles, and PWC. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the products, since many employees own snowmobiles, ATVs, motorcycles and PWC. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1994, Polaris acquired a manufacturing facility in Spirit Lake, Iowa in order to expand the assembly capacity of the Company. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain Victory operations, including engine assembly and the bending of frame tubes are conducted at the Osceola, Wisconsin facility. In 2001, all seat manufacturing was moved to a leased facility in St. Croix Falls, Wisconsin. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which is expected to enhance future growth through increased capacity and production flexibility.

      In 1998, Polaris completed construction of a plastic injection molding facility adjacent to the Roseau, Minnesota facility. This was a vertical integration project for Polaris in the manufacture of snowmobile hoods and certain large plastic molded parts on ATVs.

      Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the exclusive manufacturer of Polaris’ two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its relationship, interruption in the supply of engines would adversely affect Polaris’ production pending the continued development of substitute supply arrangements.

      Polaris has been designing and producing its own engines for selected models of PWC and snowmobiles since 1995 and all Victory motorcycles since 1998. In 2001, Polaris began producing its own engines for select ATV models. Polaris purchased a building adjacent to the Osceola facility to house the manufacturing of these Polaris-designed and built domestic engines.

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

      In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for the new MSX personal watercraft.

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

Production Scheduling

      Polaris’ products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers periodically throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers in the spring. Orders for PWC are placed by the dealers in autumn after meetings with dealers and distributors. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for snowmobiles, ATVs, motorcycles and PWC and incorporated into each product’s production scheduling.

      Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. Polaris manufactures PWC during the fall, winter and spring months. Since 1993, Polaris has had the ability to manufacture ATVs year round. Victory motorcycle manufacturing began in 1998 and continues year round. Polaris has the ability to alternate production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

      Polaris products are sold through a network of approximately 2,000 dealers in North America, and five subsidiaries and 40 distributors in 126 countries outside of North America.

      Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs and PWC. At the end of 2003, approximately 1,000 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs and PWC through lawn and garden, boat and marine, motor sports and farm implement dealers. The Polaris Professional Series product line is sold through a select number of commercial outdoor power equipment dealer locations across North America totaling approximately 150 at December 31, 2003.

      With the exception of France, Great Britain, Sweden, Norway, Australia and New Zealand, sales of Polaris’ products in Europe and other offshore markets are handled through independent distributors. In 1999, Polaris acquired certain assets of its distributor in Australia and New Zealand and now distributes its products to its dealer network in those countries through a wholly-owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products to its dealer network in France through a wholly-owned subsidiary. In 2002, Polaris acquired certain assets of its distributors in Great Britain, Sweden and Norway and now distributes its products to its dealer networks in Great Britain, Sweden and Norway through wholly-owned subsidiaries. See Notes 1 and 9 of Notes to Consolidated Financial Statements for a discussion of international operations.

      Victory motorcycles are distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which many of the current 300 Victory dealers were selected. Polaris expects to develop a Victory dealer network totaling approximately 400 to 500 dealers over the next three to four years.

      Dealers and distributors sell Polaris’ products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products, required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. Polaris believes a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary.

      In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris does not guarantee the outstanding indebtedness of Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Finance, a subsidiary of General Electric Company. No significant change in the Polaris Acceptance relationship is expected from the change of ownership from TDF. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris has arrangements with Polaris Acceptance (United States), TDF affiliates (Canada, France, Great Britain, Ireland, Norway and Sweden) and GE Commercial Corporation (Australia and New Zealand), to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ATVs, PWC, motorcycles and related PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      In October 2001 Household Bank (SB), N.A. (“Household”) and a subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. The agreement with Household provides that all income and losses of the retail credit portfolio are shared equally with 50 percent to Polaris and 50 percent to Household. Either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its investment ($36.1 million at December 31, 2003) plus an aggregate amount of not more than $15.0 million. In 2003, approximately 32 percent of the wholegood products sold to consumers in the United States were financed under these arrangements. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

      Polaris promotes the Polaris brand among the riding and non-riding public and provides a wide range of products for enthusiasts by licensing the name Polaris. The Company currently licenses the production and sale of a range of items, including die cast toys, video games, and numerous other products.

      During 2000, a wholly-owned subsidiary of Polaris established an e-commerce site, purepolaris.com, to sell clothing and accessories over the internet directly to consumers. The site has been developed with a revenue sharing arrangement with the dealers.

      Polaris’ marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. Polaris makes available and advertises discount or rebate programs, retail financing or other incentives for its dealers and distributors to remain price competitive in order to accelerate retail sales to consumers. Polaris advertises its products directly using print advertising in the industry press and in user group publications, billboards, television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, Polaris produces promotional films for its products, which are available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

      Polaris expended approximately $96.9 million for sales and marketing in 2003, $86.7 million in 2002, and $82.5 million in 2001.

Engineering, Research and Development, and New Product Introduction

      Polaris employs approximately 400 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspension for snowmobiles, long travel rear suspension for snowmobiles, the use of liquid cooling for snowmobile brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles and PWC, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs and the use of electronic fuel injection for ATVs.

      Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris’ engineering department is equipped to make small quantities of new product prototypes for testing by Polaris’ testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions. In 2003, Polaris announced it would build a 100,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for Polaris’ line of ATVs, PWC, and Victory motorcycles. Construction is expected to begin in 2004 and should be completed late in 2005 at a total cost of approximately $30 million.

      Polaris expended for research and development approximately $51.8 million in 2003, $45.6 million in 2002, and $35.7 million in 2001.

Competition

      The ATV, snowmobile, motorcycle, PWC and utility vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.

      Polaris’ products are competitively priced and management believes Polaris’ sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

      ATVs, snowmobiles, motorcycles and PWC are subject to extensive federal and state safety, environmental and other government regulation.

      Safety regulation. The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of Polaris products. The federal government is the primary regulator of product safety.

      Polaris ATVs are subject to vehicle safety standards administered by the U.S. Consumer Product Safety Commission (“CPSC”). In 1988, Polaris, five competitors and the CPSC entered into a ten-year consent decree settling litigation involving CPSC’s attempt to force an industry-wide recall of all three-wheel ATVs and four-wheel ATVs sold that could be used by children under 16 years of age.

      The settlement required, among other things, that ATV purchasers receive “hands on” training. In April 1998 this consent decree expired, and Polaris entered into a voluntary action plan under which Polaris agreed to continue various activities previously required under the consent decree, including age recommendations, warning labels, point of purchase materials, hands on training and an information and education effort. Polaris also agreed to continue dealer monitoring to ascertain dealer compliance with safety obligations including age recommendations and training requirements.

      Polaris does not believe that its voluntary action plan will have a material adverse effect on Polaris or negatively affect its business to any greater degree than those of its competitors who have undertaken similar action plans with the CPSC. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the federal government or individual states would not have an adverse effect on the Company. Polaris will continue to attempt to assure that its dealers are in compliance with their safety obligations. Polaris has notified its dealers that it may terminate or not renew any dealer it determines has violated such safety obligations. Polaris believes that its ATVs have always complied with safety standards relevant to ATVs.

      Polaris snowmobiles are subject to vehicle safety standards administered by the CPSC. Polaris is a member of the International Snowmobile Manufacturers Association (“ISMA”), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. ISMA members include all of the major snowmobile manufacturers. The ISMA members are also members of the Snowmobile Safety and Certification Committee, which promulgated voluntary sound and safety standards for snowmobiles. These standards require testing and evaluation by an independent testing laboratory. Polaris believes that its snowmobiles have always complied with safety standards relevant to snowmobiles.

      Polaris PWC are subject to federal vehicle safety standards administered by the U.S. Coast Guard. Polaris continues to work with the U.S. Coast Guard to develop standards and to evaluate PWC safety matters. Polaris believes that its PWC have always complied with safety standards relevant to PWC.

      Victory motorcycles are subject to federal vehicle safety standards administered by the National Highway Transportation Safety Administration. Victory motorcycles are also subject to various state vehicle safety standards. Polaris believes that its motorcycles have always complied with safety standards relevant to motorcycles.

      Emissions. The federal Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have adopted emissions regulations setting maximum emission standards for ATVs, PWC and snowmobiles. CARB has existing emission regulations for ATVs which the Company already meets. In October 2002, the EPA established new corporate average emission standards that take effect in model years 2006 through 2012 for non-road recreational vehicles, including ATVs and snowmobiles. The Company is currently developing engine and emission technologies that will be used along with its existing technology base to meet these requirements.

      The EPA has existing regulations requiring PWC manufacturers to gradually reduce their average emissions between 1999 and 2006. CARB accelerated this scheduled emission reduction by requiring manufacturers to meet the EPA 2006 emission level by 2001 and requiring further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive PWC emission requirements. Polaris has entered into a license agreement with Bombardier Motor Corporation of America to use the Ficht fuel injection technology which has been used to meet current PWC emission requirements. In

2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke PWC engines. Both technologies may be used in PWC and other Polaris vehicles to meet emission standards in the future.

      Victory motorcycles are subject to federal and state emission standards and regulations. Polaris believes that its motorcycles have always complied with applicable standards and related regulations, including the model year 2004 CARB emission standards. The CARB regulations require additional motorcycle emission reductions in model year 2008. In January 2004, the EPA adopted the CARB emission limits, but is allowing an additional two model years to meet the CARB 2004 and 2008 requirements on a nationwide basis.

      Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its business. Polaris is currently developing and obtaining engine and emission technologies that will meet the requirements of the new emission standards. Polaris believes that its Victory motorcycles, ATVs, PWC and snowmobiles have always complied with applicable emission standards and related regulations.

      Use regulation. State and federal laws and regulations have been promulgated or are under consideration relating to the use or manner of use of Polaris’ products. Some states and localities have adopted, or are considering adoption of, legislation and local ordinances which restrict the use of PWC or ATVs to specified hours and locations. The federal government also has restricted the use of ATVs, PWC and snowmobiles in some national parks. In several instances this restriction has been a ban on the recreational use of these vehicles.

      Polaris is unable to predict the outcome of such actions or the possible effect on its business. Polaris believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of its products and how to protect the environment.

Product Liability

      Polaris’ product liability insurance limits and coverages were adversely affected by the general decline in the availability of liability insurance starting in 1985. As a result of the high cost of premiums, and the historically insignificant amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded its self-insured retention levels. In September 2002, due to insurance market conditions resulting in significantly higher proposed premium costs, Polaris again elected not to purchase insurance for product liability losses. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

      Product liability claims are made against Polaris from time to time. From 1981 through 2003, Polaris and its predecessors paid an aggregate of approximately $12.6 million in product liability claims. Polaris has recorded an accrued liability on its balance sheet of $5.7 million at December 31, 2003 for the possible payment of pending claims. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985, PWC prior to 1992, or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Product Warranties

      Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles, PPS and PWC products. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Although Polaris employs quality control procedures, a product is sometimes distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements.

Effects of Weather

      Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Production Scheduling”) and shifting dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of ATVs, snowmobiles, motorcycles, PWC or PG&A.

Employment

      Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2003, Polaris employed an average of approximately 3,400 persons. Approximately 1,400 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.

Available Information

      Polaris’ Internet website is http://www.polarisindustries.com. Polaris makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Polaris also makes available through its website its corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of its Board of Directors and its Code of Business Conduct and Ethics. Any shareholder wishing to receive a copy of these corporate governance materials should write to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on Polaris’s website is not part of this report.

Item 2.     Properties

      The following sets forth the Company’s material facilities as of December 31, 2003.

		Owned	Square
Location	Facility Type/Use	or Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	270,800
Spirit Lake, Iowa	R & D Building	Leased	10,500
Spirit Lake, Iowa	Warehouse	Leased	10,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing	Owned	637,000
Roseau, Minnesota	Injection Molding	Owned	57,000
Vermillion, South Dakota	Distribution Center	Owned	256,000
Vermillion, South Dakota	Warehouse	Leased	18,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	192,500
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
St. Croix Falls, Wisconsin	Component Parts Manufacturing	Leased	59,500
Ballarat, Victoria, Australia	Office and Warehouse	Leased	12,000
Winnipeg, Manitoba, Canada	Office and Warehouse	Leased	48,000
Passy, France	Office and Warehouse	Leased	10,000
Askim, Norway	Office and Warehouse	Leased	10,760
Ostersund, Sweden	Office and Warehouse	Leased	14,280
Gloucester, United Kingdom	Office and Warehouse	Leased	8,650

      Polaris owns substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for ATVs, snowmobiles, motorcycles and PWC. The Company believes Polaris’ manufacturing facilities are adequate in size and suitable for its present manufacturing needs.

Item 3.     Legal Proceedings

      Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      Set forth below are the names of the executive officers of the Company as of March 1, 2004, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Thomas C. Tiller	42	Chief Executive Officer and President
Jeffrey A. Bjorkman	44	Vice President — Operations
John B. Corness	49	Vice President — Human Resources
Michael W. Malone	45	Vice President — Finance, Chief Financial Officer and Secretary
Mary P. McConnell	51	Vice President and General Counsel
Kenneth J. Sobaski	48	Vice President — Sales, Marketing and Business Development

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

      Ms. McConnell joined Polaris as Vice President and General Counsel in March 2003. Just prior to joining Polaris, Ms. McConnell was General Counsel for the Control Products Division of Honeywell. From 1995 to 2002, Ms. McConnell was the Senior Vice President, General Counsel and Secretary of Genmar Holdings, Inc. Before that time, Ms. McConnell was a partner with the law firm of Lindquist & Vennum, and held various positions with the Dakota County Attorneys’ Office, and the U.S. Corps of Engineers.

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

      The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2003 Annual Report is incorporated herein by reference.

Item 6.	Selected Financial Data

      The information under the caption “11-Year Selected Financial Data” appearing on pages 22 and 23 of the Company’s 2003 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2003, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Shares outstanding and earnings per share data have been adjusted throughout the document to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004.

Executive-Level Overview

      For the full year ended December 31, 2003, Polaris reported record net income of $110.9 million or $2.46 per diluted share, a 12 percent increase over $2.19 per diluted share for the year ended December 31, 2002. Sales for the full year ended December 31, 2003 totaled a record $1.606 billion, up six percent from $1.521 billion for the full year 2002. The Company’s product lines consist of all-terrain recreational and utility vehicles (ATVs), snowmobiles, personal watercraft (PWC), motorcycles and related parts, garments and accessories (PG&A). ATVs is the largest product line representing 65 percent of Polaris’ sales in 2003. The increase in sales in 2003 was largely due to the continued growth in the Company’s ATV business. ATV sales grew eleven percent in 2003 over 2002, a direct result of new product introductions during the year. Although the ATV industry is competitive, the Company remains confident in its ATV business because of the number of new products in development and the anticipated continued growth of the overall ATV industry. The Company sells its products through a network of nearly 2,000 dealers in North America and five subsidiaries and 40 distributors in 126 countries outside North America. The Company has increased its foreign presence with sales outside of North America representing 10 percent of total Company sales in 2003 compared to six percent in 2002. The Company’s gross profit in 2003 increased eight percent over 2002 primarily due to the higher sales volume and an increase in the gross profit margin percentage to 22.4 percent of sales in 2003 from 21.8 percent in 2002. Net income for the Company increased seven percent in 2003 over 2002.

      Overall, 2003 was a good year for the Company. We faced three main challenges in 2003; the slow start to the economic recovery driven by the war in Iraq, poor snowfall which has impacted our snowmobile business, and an aggressive competitive environment, particularly in ATVs. We were successful in overcoming these challenges and our business and financial results remained solid throughout 2003.

Results of Operations

2003 vs. 2002

      Sales increased to $1.606 billion in 2003, representing a six percent increase from $1.521 billion in 2002. The increase in sales was due to higher sales volume primarily from ATVs, Victory motorcycles and PG&A along with favorable currency rate movement in 2003, partially offset by lower snowmobile sales.

      Sales of ATVs of $1,043.2 million in 2003 were 11 percent higher than $937.9 million in 2002. The increase in sales is a direct result of new product introductions including the All Terrain Pickup (ATP) which was named 2004 “ATV of the Year” by ATV Magazine, the introduction of the new SportsmanTM 700 EFI

(electronic fuel injection) ATV, the first EFI 4 x 4 in the industry, continued strength of the RANGER™ utility vehicle product line and strong international sales growth. This sales growth offset higher promotional costs incurred during the year. The average per unit sales price increased six percent due to the mix impact of the new products introduced during 2003 and favorable currency rates. Sales of ATVs comprised 65 percent of total Company sales in 2003 compared to 62 percent in 2002.

      Sales of snowmobiles of $229.2 million in 2003 were 22 percent lower than $293.4 million in 2002. The decrease was due to the lack of significant snowfall the previous season throughout much of North America, which resulted in a planned overall lower production schedule for the 2003 calendar year. As a result of the conservative production schedule in 2003, dealer inventories of Polaris snowmobiles at December 31, 2003 were significantly lower than in the prior year. The average per unit sales price increased seven percent as a higher percentage of higher priced performance snowmobiles were sold in 2003 versus 2002, as well as the impact of favorable currency rates. Sales of snowmobiles comprised 14 percent of total Company sales in 2003 compared to 19 percent in 2002.

      Sales of Victory motorcycles of $57.4 million in 2003 were 70 percent higher than $33.8 million in 2002. The increase is primarily attributable to the positive acceptance of the new Vegas model, which was named the year’s best cruiser motorcycle by four leading motorcycle enthusiast magazines. Shipments to dealers of the new Kingpin cruiser motorcycle began in the fourth quarter 2003. The average per unit sales price for motorcycles increased 15 percent, which was driven by product mix change as the higher priced Victory Vegas continued to gain recognition and acceptance by the consumer. Sales of Victory motorcycles comprised four percent of total Company sales in 2003 compared to two percent in 2002.

      Sales of PWC of $53.5 million in 2003 were one percent higher than $53.1 million in 2002. The slow growth was primarily due to the soft economy which resulted in relatively flat industry retail sales in 2003 and a later transition to 2004 model year production in preparation for manufacturing of the new four stroke MSX personal watercraft. The average per unit sales price for PWC increased 16 percent due to a product mix change as more of the higher horsepower, direct injected, higher priced MSX personal watercraft were sold in 2003 versus 2002. Sales of PWC comprised three percent of total Company sales in 2003 compared to four percent in 2002.

      Sales of PG&A of $222.5 million in 2003 were 10 percent higher than $203.1 million in 2002. The PG&A business was positively impacted by balanced growth during the year across each product line, with the exception of snowmobile related PG&A products. PG&A sales comprised 14 percent of total Company sales in 2003, compared to 13 percent in 2002.

      Gross profit increased to $360.0 million in 2003, representing an eight percent increase over the $332.3 million gross profit in 2002. This increase in gross profit dollars was a result of higher sales volume and an increase in gross profit margin percentage to 22.4 percent of sales in 2003 from 21.8 percent in 2002. The gross profit margin for the full year 2003 continued to benefit from several ongoing initiatives, including continued efficiency gains from the Roseau facility redesign; savings from various cost reduction initiatives; and higher margins in the international business generated from the new dealer direct distribution models in Great Britain, Sweden and Norway. A net positive impact of currency fluctuations during the year also contributed to improved gross margins. These improvements, in aggregate, were offset somewhat by a higher level of promotional expenses required in 2003. Warranty expenses increased 20 percent to $27.8 million for the year ending December 31, 2003 compared to $23.2 million in the prior year. This increase in warranty expense in 2003 is principally the result of the following: (a) ATV, snowmobile and PWC product recalls in the 2003 period which resulted in additional warranty expense recorded, (b) the Company’s decision to provide extended coverage of certain claims relating to prior model year snowmobiles that were out of the warranty period but had low mileage due to the lack of snowfall in prior years and (c) longer warranty periods offered for snowmobiles through certain promotional programs.

      Operating expenses in 2003 increased 12 percent to $216.9 million from $194.0 million in 2002. Expressed as a percentage of sales, operating expenses increased to 13.5 percent in 2003 from 12.8 percent in 2002. Operating expenses increased for the full year 2003 primarily due to the continuation of initiatives taken to accelerate the design and introduction of new products and the added expense of the new international subsidiaries. Research and development expenses increased 14 percent in 2003 as the Company continued to invest in reducing the lead time for designing, developing and introducing new products as well as to increase the success rate of new product introductions. Sales and marketing expenses increased 12 percent in 2003 as Polaris committed additional resources toward upgrading the distribution network of nearly 2,000 dealers in North America in the area of sales, service, merchandising and strengthening of the Polaris brand through advertising efforts to accelerate future growth. General and administrative expenses increased 11 percent in 2003 primarily related to additional expenses of the new international subsidiaries.

      Income from financial services in 2003 increased 61 percent to $23.6 million compared to $14.6 million for 2002 primarily due to growth in the percentage of consumers making use of available retail financing options and increases in Company-sponsored retail finance sales incentives. The credit quality of the retail credit portfolio has remained stable and retail credit losses, which have averaged slightly above three percent of the portfolio balance, continue to be in line with expectations.

      Non-operating other income decreased from 2002 levels due to the effects of foreign currency hedging transactions related primarily to the Canadian dollar.

      Net income in 2003 was $110.9 million, an increase of seven percent from $103.6 million in 2002. Net income as a percent of sales was 6.9 percent in 2003, an increase from 6.8 percent in 2002. Net income per diluted share increased 12 percent to $2.46 in 2003 from $2.19 in 2002.

2002 vs. 2001

      Sales increased to $1.521 billion in 2002, representing a two percent increase from $1.488 billion in 2001. The increase in sales was primarily due to higher ATV and Victory motorcycle sales, partially offset by lower snowmobile sales and related parts, garments and accessories sales in 2002.

      Sales of ATVs of $937.9 million in 2002 were 13 percent higher than $827.0 million in 2001. The increased sales reflected the continued growth of both Polaris and the industry as consumers found new and expanded uses for the product as well as the introduction of several new products including the Sportsman 700 Twin, introduced in late 2001, and the Sportsman 600 and sport ATV, the Predator, both introduced in 2002. Additionally, the new Polaris Professional Series continued to develop and sales of the RANGER line of utility vehicles increased significantly over 2001. The increased sales were also helped by a product mix driven average per unit sales price increase of five percent due to the new products introduced during the 2002 year. Sales of ATVs comprised 62 percent of total Company sales in 2002 compared to 56 percent in 2001.

      Sales of snowmobiles of $293.4 million in 2002 were 21 percent lower than $373.0 million in 2001. The decrease was due to lower unit shipments to dealers after a winter of poor snow conditions. The decrease in sales was partially offset by a product mix driven increase in the average per unit sales price of three percent as a higher percentage of higher-priced mountain and performance snowmobiles were sold in 2002 versus 2001. Sales of snowmobiles comprised 19 percent of total Company sales in 2002 compared to 25 percent in 2001.

      Sales of PWC of $53.1 million in 2002 were 12 percent lower than $60.3 million in 2001. The decrease was primarily due to the soft economy which resulted in an overall decline in industry retail sales in 2002 and timing of shipments as the Company began shipments of the 2003 PWC models to dealers later than in prior years. The average per unit sales price for PWC increased two percent due to product mix change as higher horsepower, direct injected, higher-priced PWC were sold in 2002 versus 2001. Sales of PWC comprised four percent of total Company sales in 2002 and 2001.

      Sales of Victory motorcycles of $33.8 million in 2002 were 81 percent higher than $18.7 million in 2001. The increase was primarily attributable to the continued growth in the motorcycle industry, improvement in Victory’s dealership network and continued positive acceptance of several new product introductions. The average per unit sales price for motorcycles increased 13 percent, which was driven by lower promotional costs required in 2002 compared to 2001 as the Victory brand continued to gain recognition and acceptance by the consumer. Sales of Victory motorcycles comprised two percent of total Company sales in 2002 compared to one percent in 2001.

      Sales of PG&A of $203.1 million in 2002 were three percent lower than $208.7 million in 2001. The PG&A business was negatively impacted by the lack of significant snowfall in much of the primary riding areas of North America during 2002. Sales of snowmobile related PG&A have traditionally represented approximately 40 percent of total PG&A sales; however, for the full year 2002, sales of snowmobile related items represented only about 30 percent of total PG&A sales, a direct result of the lack of snowfall. On the positive side, PG&A sales for the full year 2002 increased 13 percent for the other product lines primarily as a result of growth in the ATV, RANGER and motorcycle product lines, added product offerings across all lines, improved PG&A quality and emphasis on selling solutions to the customer. PG&A sales comprised 13 percent of total Company sales in 2002, compared to 14 percent in 2001.

      Gross profit increased to $332.3 million in 2002, representing an eight percent increase over the $307.0 million gross profit in 2001. This increase in gross profit dollars was a result of higher sales volume and an increase in gross profit margin percentage to 21.8 percent in 2002 from 20.6 percent in 2001. The improvement in the gross profit margin for 2002 was generated by a number of initiatives the Company had implemented, including efficiency gains from the Roseau facility redesign; changes in the sales mix resulting from the new products introduced over the past several quarters; savings from various cost reduction initiatives; and lower warranty expense resulting from quality improvements. These were all offset somewhat by lower sales in the high margin PG&A business and a higher level of promotional expenses required in 2002. The warranty expense decreased 30 percent to $23.2 million for the year ended December 31, 2002 compared to $33.4 million for the same period in the prior year. The decrease in warranty expense was primarily the result of the following: (a) higher quality products manufactured across all product lines, (b) lower snowmobile sales in 2002 compared to 2001, which traditionally have higher per unit warranty costs than other products, (c) tighter control of the out of warranty period approval process resulting in fewer claims being approved for payment, and (d) less consumer usage of snowmobiles in 2002 due to the lack of good snowfall during the riding season.

      Operating expenses in 2002 increased nine percent to $194.0 million from $177.2 million in 2001. Expressed as a percentage of sales, operating expenses increased to 12.8 percent in 2002 from 11.9 percent in 2001. Operating expenses increased in 2002 as a result of efforts to accelerate new product introductions and improve the dealer channel. Research and development expenses in 2002 increased 28 percent to $45.6 million (3.0 percent of sales) from $35.7 million (2.4 percent of sales) in 2001, as the Company moved to accelerate the time it takes to design, develop and introduce new products as well as increase the success rate of new product introductions. In 2002, more than 59 percent of sales came from products introduced in the prior three years. Additionally, the Company committed additional resources toward upgrading the distribution network of approximately 2,000 dealers in North America in the area of sales, service, merchandising and strengthening of the Polaris brand to accelerate future growth.

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

      The provision for income taxes decreased from a rate of 34.5 percent of pre-tax income in 2001 to 32.8 percent of pre-tax income in 2002 due primarily to increased benefit from the foreign sales corporation and the impact of tax initiatives the Company implemented.

      Net income in 2002 was $103.6 million, an increase of 13 percent from $91.4 million in 2001. Net income as a percent of sales was 6.8 percent in 2002, an increase from 6.1 percent in 2001. Net income per diluted share increased 13 percent to $2.19 in 2002 from $1.94 in 2001.

Critical Accounting Policies

      The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following: revenue recognition, sales promotions and incentives, product warranties and product liability.

      Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program have not been material. However, Polaris has agreed to repurchase products repossessed by the finance companies up to certain limits. Polaris’ financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. Polaris has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change.

      Sales promotions and incentives: Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2003 and 2002, accrued sales promotions and incentives were $63.5 million and $39.5 million, respectively, reflecting a significant increase in the ATV sales promotions and incentives environment during 2003. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $73.6 million and $73.7 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2003 and 2002, respectively.

      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2003 and 2002, the warranty reserve was $30.7 million and $30.9 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2003 and 2002 the Company had accruals of $5.7 million and $6.0 million, respectively, for the possible payment of pending claims. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. Historically, losses for product liability claims have been equal to or lower than estimates of possible claims. While management believes the product liability reserve is adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.

Liquidity and Capital Resources

      Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under credit arrangements of $250.0 million. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

      During 2003, Polaris generated net cash from operating activities of $155.8 million, down 19 percent from 2002. The net cash was utilized for the repurchase of shares of common stock of $73.1 million, to fund capital expenditures of $61.4 million and to pay cash dividends of $26.7 million. During 2002, Polaris generated net cash from operating activities of $192.8 million, which was utilized to fund capital expenditures of $56.6 million, repurchase shares of common stock of $76.4 million and pay cash dividends of $25.3 million.

      The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150.0 million expiring on June 27, 2006. In addition, Polaris has a 364-day unsecured bank line of credit arrangement expiring on June 25, 2004 of $100.0 million, which management currently expects to extend beyond 2004 as has been done in the past. These arrangements provide borrowing for working capital needs and the repurchase and retirement of shares of common stock. Borrowings under the lines of credit bear interest based on LIBOR or “prime” rates. At December 31, 2003 and 2002, Polaris had total borrowings under the lines of credit of $18.0 million. The Company’s debt to total capital ratio was five percent at December 31, 2003 compared to six percent at December 31, 2002. Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. At December 31, 2003, the effect of this agreement was to fix the interest rate at 7.21 percent for $18.0 million of any borrowing until June 2007.

      The following table summarizes the Company’s significant future contractual obligations at December 31, 2003 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement	$18.0	—	$18.0	—
Operating leases	5.6	$2.3	3.1	$0.2
Capital leases	1.0	0.6	0.3	0.1

Total	$24.6	$2.9	$21.4	$0.3

      Additionally, at December 31, 2003, Polaris had letters of credit outstanding of $3.7 million related to purchase obligations for raw materials. The Company has no off balance sheet arrangements other than operating leases which are included in the table above.

      The Polaris Board of Directors has authorized the cumulative repurchase of up to 23.0 million shares of the Company’s common stock. During 2003, Polaris paid $73.1 million to repurchase and retire 2.5 million shares. Polaris had 4.4 million shares available to repurchase under the Board of Directors authorization as of December 31, 2003.

      Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. Substantially all of the worldwide sales of snowmobiles, ATVs, motorcycles and PWC and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2003 and 2002, was approximately $694.0 million and

$667.0 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average amount outstanding. Polaris’ financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units.

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF ($496.1 million at December 31, 2003) and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. This agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

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

      Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by TDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. As of December 31, 2003, the wholesale portfolio for dealers in the United States was $580.9 million, a one percent decrease from $585.2 million at December 31, 2002. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the seven-year life of the partnership.

      In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to 7.5 percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from Financial Services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit ($36.1 million at December 31, 2003) plus an aggregate amount of not more than $15.0 million.

      The Household retail credit portfolio balance as of December 31, 2003, was $517.4 million, up substantially from $329.0 million at December 31, 2002. As expected, this portfolio continues to grow rapidly as the penetration rate increases from better linkage with the Company’s promotional efforts. In 2003, approximately 32 percent of the wholegoods products sold to consumers in the United States were financed under this arrangement, up from 23 percent in 2002. Receivable losses for this retail credit portfolio have remained relatively stable, averaging slightly above three percent of the portfolio, in line with expectations as the portfolio continues to mature. The Company has established adequate reserves for the retail credit portfolio and, together with Household, continues to pay close attention to loss reserve levels and to monitor delinquency trends closely.

      Improvements in manufacturing capacity and product development include (a) expenditures of $3.0 million for the expansion of the research and development facility at the Roseau, Minnesota location, (b) tooling expenditures for new product development across all product lines of $14.2 million, (c) expenditures of $2.6 million to expand the Spirit Lake, Iowa facility, and (d) investments in engineering and development technologies of $4.0 million during 2003. Polaris anticipates that capital expenditures for 2004, including tooling and research and development equipment, as well as an incremental funding of approximately $22.0 million for a new product development facility in Wyoming, Minnesota, will range from $85.0 million to $95.0 million.

      Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2004. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates and Interest Rates

      Polaris does not believe that inflation has had a material impact on the results of its operations. However, the changing relationships of primarily the U.S. dollar to the Canadian dollar, Euro and Japanese yen have had a material impact from time-to-time.

      During 2003, purchases totaling 11 percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen has resulted in higher raw material purchase prices during 2003. Polaris’ cost of sales in 2003 was negatively impacted by the Japanese yen exchange rate fluctuation when compared to the prior year. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rates will have a negative impact on cost of sales during the hedged periods of 2004 when compared to 2003.

      Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 13 percent of total Polaris sales in 2003. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar weakened in relation to the Canadian dollar in 2003 which resulted in a positive financial impact on Polaris gross margins when compared to the same periods in 2002. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar to U.S. dollar exchange rates will have a favorable impact on net income during 2004 compared to 2003 for the hedged periods.

      In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2003, Polaris had open Japanese yen, Euro and Canadian dollar foreign exchange hedging contracts with notional amounts totaling $20.2 million, $2.8 million and $101.6 million U.S. dollars, respectively, which mature throughout 2004. The average exchange rate in these foreign exchange hedging contracts are 108 Japanese yen per United States dollar, Euro foreign exchange hedges at 1.15 Euro to the dollar and .71 U.S. dollar per Canadian dollar.

      The fair values of the Japanese yen and Canadian dollar hedge contracts at December 31, 2003 represent an unrealized gain of $0.1 million and an unrealized loss of $7.2 million, respectively. A ten percent fluctuation in the currency rates as of December 31, 2003 would have resulted in a change in the fair value of the Japanese yen hedge contracts of approximately $5.3 million and a change in the fair value of the Canadian dollar hedge contracts of approximately $1.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

      Polaris is a party to two unsecured bank line of credit arrangements under which it may borrow an aggregate of up to $250.0 million until maturity. Interest is charged at variable rates based on LIBOR or “prime”. Additionally, Polaris is a party to an interest rate swap agreement that locks in a fixed interest rate on $18.0 million of long-term debt. The Company is exposed to interest rate changes on any borrowings during the year in excess of $18.0 million. Based upon the average outstanding line of credit borrowings of $71.3 million during 2003, a one-percent fluctuation in interest rates would have had approximately a $0.7 million impact on interest expense in 2003.

      Polaris has been manufacturing its own engines for selected models of PWC and snowmobiles since 1995, motorcycles since 1998 and ATVs since 2001 at its Osceola, Wisconsin facility. Also, in 1995, Polaris entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing U.S.A., Inc. (“Robin”). Under the terms of the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

Forward-Looking Statements

      Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future litigation exposure; warranty expenses; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders of Polaris Industries Inc.

      We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Polaris Industries Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose reports dated January 23, 2002 expressed an unqualified opinion on those statements.

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

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

      As discussed above, the consolidated financial statements of Polaris Industries Inc. and subsidiaries for the year December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. As further described in Note 1, these financial statements have also been revised to include reclassifications required by Emerging Issues Task Force No. 01-09 and No. 00-25, reclassification of income from financial services from non-operating income to operating income, restatement and reclassifications to give effect to the stock split and other reclassifications to conform to the current year presentation. We have audited the disclosures restatements and reclassifications in Note 1 and, in our opinion, the disclosures restatements and reclassifications for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures restatements and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

January 23, 2004

The accompanying financial statements of the Company for the year ended December 31, 2001 were audited by Arthur Andersen LLP (“Andersen”), who were dismissed by the Company as its independent auditors on March 15, 2002. Due to Andersen’s well-publicized change in circumstances since it issued the following report, the Company has not been able to obtain either a re-issuance of the report by Andersen or Andersen’s consent to the inclusion of the report in this Form 10-K as would normally be required by the rules of the Securities and Exchange Commission (“SEC”). The SEC has provided certain guidance to Andersen’s former audit clients, including Rule 2-02 of Regulation S-X, which provides for the inclusion of a copy of the following report in this Form 10-K and Rule 437a under the Securities and Exchange Act of 1934 (the “Exchange Act”), which relieves the Company of its obligation to file Andersen’s consent with this Form 10-K. That guidance from the SEC also requires that we inform you that under the circumstances you may not be able to recover against Andersen under Section 11 of the Exchange Act in the event that the Company’s financial statements that were audited by Andersen contained material misstatements or omissions.

Certain financial information for the period ended December 31, 2001 was not reviewed by Andersen and includes (1) reclassifications to conform to the Company’s fiscal 2003 financial statement presentation, and (2) reclassifications and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations.

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

Arthur Andersen LLP

Minneapolis, Minnesota
January 23, 2002

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$82,761	$81,193
Trade receivables, net of allowance for doubtful accounts of $5,638 and $4,435	51,885	51,001
Inventories	182,835	155,858
Prepaid expenses and other	10,718	10,136
Deferred tax assets	59,517	45,471

Total current assets	387,716	343,659
Property and Equipment
Land, buildings and improvements	67,561	62,089
Equipment and tooling	337,297	325,042

	404,858	387,131
Less accumulated depreciation	(228,437)	(217,535)

Net property and equipment	176,421	169,596
Investments in Finance Affiliate and Retail Credit Deposit	79,578	65,185
Deferred Tax Assets	—	2,427
Goodwill, net	24,295	24,267
Intangibles and Other Assets, net	3,342	3,512

Total Assets	$671,352	$608,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,987	$88,462
Accrued expenses:
Compensation	39,730	35,572
Warranties	30,673	30,936
Sales promotions and incentives	63,481	39,460
Dealer holdback	73,561	73,651
Other	34,506	25,005
Income taxes payable	22,540	20,427

Total current liabilities	330,478	313,513
Deferred income taxes	3,488	—
Borrowings under credit agreement	18,008	18,027

Total Liabilities	351,974	331,540
Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 43,362 and 44,600 shares issued and outstanding	434	446
Additional paid-in capital	—	—
Deferred compensation	(8,922)	(12,106)
Retained earnings	330,205	289,433
Accumulated other comprehensive (loss)	(2,339)	(667)

Total shareholders’ equity	319,378	277,106

Total Liabilities and Shareholders’ Equity	$671,352	$608,646

Note:	Shares outstanding and common stock data have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,

	2003	2002	2001

Sales	$1,605,869	$1,521,282	$1,487,651
Cost of sales	1,245,852	1,189,002	1,180,654

Gross profit	360,017	332,280	306,997
Operating expenses
Selling and marketing	96,907	86,719	82,528
Research and development	51,760	45,550	35,708
General and administrative	68,216	61,720	58,943

Total operating expenses	216,883	193,989	177,179
Income from financial services	23,587	14,643	14,355

Operating income	166,721	152,934	144,173
Nonoperating expense (income)
Interest expense	2,465	2,397	7,251
Other (income), net	(83)	(3,634)	(2,641)

Income before income taxes	164,339	154,171	139,563
Provision for income taxes	53,410	50,579	48,149

Net income	$110,929	$103,592	$91,414

Basic net income per share	$2.59	$2.32	$2.00

Diluted net income per share	$2.46	$2.19	$1.94

Weighted average number of common and common equivalent shares outstanding:
Basic	42,905	44,623	45,728

Diluted	45,056	47,232	47,134

Note:	Shares outstanding and earnings per share data have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Deferred	Retained	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Income (Loss)	Total

Balance, December 31, 2000	47,084	$471	—	$(3,300)	$207,377	$186	$204,734
Employee stock compensation	744	8	$17,035	(1,588)	—	—	15,455
Proceeds from stock issuances under employee plans	192	2	4,609				4,611
Cash dividends declared ($0.50 per share)		—	—	—	(22,846)	—	(22,846)
Repurchase and retirement of common shares	(2,166)	(22)	(21,644)	—	(27,541)		(49,207)
Comprehensive income:
Net income					91,414
Foreign currency translation adjustments, net						(160)
Effect of adoption of SFAS No. 133						(2,544)
Unrealized loss on derivative instruments, net						(2,674)
Total comprehensive income							86,036

Balance, December 31, 2001	45,854	459	—	(4,888)	248,404	(5,192)	238,783
Employee stock compensation	628	6	23,424	(7,218)	—	—	16,212
Proceeds from stock issuances under employee plans	498	5	11,003				11,008
Tax effect of exercise of stock options			4,648				4,648
Cash dividends declared ($0.56 per share)		—	—	—	(25,273)	—	(25,273)
Repurchase and retirement of common shares	(2,380)	(24)	(39,075)	—	(37,290)		(76,389)
Comprehensive income:
Net income					103,592
Foreign currency translation adjustments, net						145
Unrealized gain on derivative instruments, net						4,380
Total comprehensive income							108,117

Balance, December 31, 2002	44,600	446	—	(12,106)	289,433	(667)	277,106
Employee stock compensation	386	4	11,087	3,184			14,275
Proceeds from stock issuances under employee plans	852	9	12,124				12,133
Tax effect of exercise of stock options			6,389				6,389
Cash dividends declared ($0.62 per share)					(26,657)		(26,657)
Repurchase and retirement of common shares	(2,476)	(25)	(29,600)		(43,500)		(73,125)
Comprehensive income:
Net income					110,929
Foreign currency translation adjustments, net						3,743
Unrealized loss on derivative instruments, net						(5,415)
Total comprehensive income							109,257

Balance, December 31, 2003	43,362	$434	—	$(8,922)	$330,205	$(2,339)	$319,378

Note:	Shares outstanding, common stock and dividends per share data have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities
Net income	$110,929	$103,592	$91,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,780	57,527	52,550
Non-cash compensation	14,275	16,212	15,455
Non-cash income from financial services arrangements	(9,300)	(9,196)	(12,463)
Deferred income taxes	(8,131)	7,211	(9,725)
Changes in current operating items —
Trade receivables	(884)	5,118	11
Inventories	(26,977)	(3,141)	(9,226)
Accounts payable	(22,475)	(13,092)	12,056
Accrued expenses	37,328	13,713	57,922
Income taxes payable	8,502	9,203	(25)
Other, net	(2,282)	5,624	(9,388)

Net cash provided by operating activities	155,765	192,771	188,581
Cash Flows From Investing Activities:
Purchase of property and equipment	(61,436)	(56,575)	(53,982)
Investments in affiliates and financial services arrangements	(21,647)	(28,301)	(31,479)
Distributions from affiliates and financial services arrangements	16,554	25,275	36,448
Purchase of businesses	—	(726)	(3,753)

Net cash used for investing activities	(66,529)	(60,327)	(52,766)
Cash Flows From Financing Activities:
Borrowings under credit agreement	453,001	347,000	717,596
Repayments under credit agreement	(453,020)	(347,016)	(746,621)
Repurchase and retirement of common shares	(73,125)	(76,389)	(49,207)
Cash dividends to shareholders	(26,657)	(25,273)	(22,846)
Proceeds from issuance of stock under employee plans	12,133	9,897	3,424

Net cash used by financing activities	(87,668)	(91,781)	(97,654)

Increase in cash and cash equivalents	1,568	40,663	38,161
Cash and Cash Equivalents
Beginning	81,193	40,530	2,369

Ending	$82,761	$81,193	$40,530

Supplemental Cash Flow Information
Interest paid on debt borrowings	$2,492	$2,419	$7,715
Income taxes paid	$51,048	$37,859	$55,548

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Significant Accounting Policies

      Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in a single industry segment consisting of the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance motorized products for recreation and utility use, including all-terrain vehicles (“ATVs”), snowmobiles, motorcycles and personal watercraft (“PWC”). Polaris products, together with related replacement parts, garments and accessories (“PG&A”) are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, Great Britain, Australia, Norway and Sweden.

      Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. Shares and per share information have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004.

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

      Cash equivalents: Polaris considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and are stated at cost, which approximates fair value. Such investments consist principally of commercial paper and money market mutual funds.

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

      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,

	2003	2002

Raw materials and purchased components	$14,498	$24,499
Service parts, garments and accessories	63,516	55,157
Finished goods	104,821	76,202

Inventories	$182,835	$155,858

      Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

      Goodwill and other assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2003 and December 31, 2002. The results of the analyses indicated that no goodwill impairment existed. In accordance with SFAS 142 the Company will complete an impairment analysis on an annual basis.

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Balance as of beginning of year	$24,267	$23,541
Goodwill acquired during the year	—	726
Currency translation effect on foreign goodwill balances	28	—

Balance as of end of year	$24,295	$24,267

      The goodwill balance is net of accumulated amortization of $11,134,000 and $11,119,000 at December 31, 2003 and 2002, respectively.

      As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $4,095,000 at both December 31, 2003 and 2002. Accumulated amortization was $3,624,000 at December 31, 2003 and $3,427,000 at December 31, 2002. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.

      A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 if effective in 2001 is provided below (in thousands except for per share data):

	For Year Ended December 31,

	2003	2002	2001

Reported net income	$110,929	$103,592	$91,414
Add-back goodwill amortization, net of tax	—	—	572

Adjusted net income	$110,929	$103,592	$91,986

Reported basic net income per share	$2.59	$2.32	$2.00
Add-back goodwill amortization	—	—	.01

Adjusted basic net income per share	$2.59	$2.32	$2.01

Reported diluted net income per share	$2.46	$2.19	$1.94
Add-back goodwill amortization	—	—	.01

Adjusted diluted net income per share	$2.46	$2.19	$1.95

      Research and Development Expenses: Polaris records research and development expenses in the year in which they are incurred as a component of operating expenses. In the years ended December 31, 2003, 2002 and 2001 Polaris incurred $51,760,000, $45,550,000, and $35,708,000 respectively.

      Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris may provide longer warranties

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

      The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

			(unaudited)
Balance at beginning of year	$30,936	$33,301	$34,216
Additions charged to expense	27,845	23,246	33,357
Warranty claims paid	(28,108)	(25,611)	(34,272)

Balance at end of year	$30,673	$30,936	$33,301

      Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris has recorded accrued liabilities of $73,561,000 and $73,651,000 for dealer holdback programs in the consolidated balance sheet as of December 31, 2003 and 2002, respectively.

      Foreign currency translation: During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian and Australian subsidiaries and the New Zealand branch should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian and Australian subsidiaries and the New Zealand branch were changed to the Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000 during the first quarter of 2003. The impact of the change in functional currencies was to record $2,459,000 of income for the year ended December 31, 2003 as a component of accumulated net other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet that would have previously been recorded in the statement of income. Polaris entities in France, Great Britain, Sweden and Norway had been using their local currency as their functional currency and will continue to do so.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Major supplier: During 2003, 2002 and 2001, purchases of engines and related components totaling 11, 10 and 12 percent, respectively of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

      Stock-based employee compensation: Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25, under which compensation costs of $14,275,000, $16,212,000 and $15,455,000 were recorded in 2003, 2002, and 2001, respectively. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro forma amounts:

	2003	2002	2001

Net income (in thousands):
As reported	$110,929	$103,592	$91,414
Additional compensation expense, net of tax	4,645	4,187	3,943

Pro forma	$106,284	$99,405	$87,471

Net income per share (diluted):
As reported	$2.46	$2.19	$1.94
Pro forma	2.36	2.10	1.86

      The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options:

	2003	2002	2001

Risk free interest rate	4.2%	3.6%	5.2%
Expected life	7 years	7 years	7 years
Expected volatility	38%	35%	34%
Expected dividend yield	1.7%	2.0%	2.3%

      The weighted average fair values at the grant dates of grants awarded under certain plans were as follows:

	2003	2002	2001

Option Plan	$15.18	$9.71	$7.22
Restricted Plan	$36.83	$28.50	$24.28
ESOP	$31.82	$32.71	$23.29

      See Note 4 for additional disclosures regarding stock-based compensation.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting for derivative instruments and hedging activities SFAS No. 133: Polaris adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of adopting SFAS 133 was to establish the fair market value of certain interest rate swap agreements and foreign exchange contracts. The cumulative effect of adoption was an unrealized loss of $2,544,000, net of tax, and is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity and comprehensive income. As of December 31, 2003 and 2002, the after tax net unrealized loss of the derivative instruments were $6,253,000 and $838,000 respectively.

      Interest rate swap agreement: Polaris has one interest rate swap agreement on $18,000,000 of long term debt. The swap agreement, expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. Initial adoption of SFAS 133 resulted in the recording of a liability for the fair value of this swap agreement of $1,283,000 during 2001. The fair value of this swap agreement on December 31, 2003 and 2002 was an unrealized loss of $2,661,000 and $3,366,000 respectively, which was recorded as a liability in the accompanying consolidated balance sheets.

      Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from its Canadian and European subsidiaries. Polaris does not use any financial contracts for trading purposes. The contracts have been designated as and meet the criteria for cash flow hedges. At January 1, 2001, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling $64,997,000 U.S. dollars. Initial adoption of SFAS 133 resulted in the recording of a liability of $2,601,000 for the fair value of the foreign exchange contracts. At December 31, 2003, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $20,176,000 and an unrealized gain of $141,000, and open Canadian dollar contracts with notional amounts totaling U.S. $101,604,000 and an unrealized loss of $7,249,000. These contracts met the criteria for cash flow hedges and the net unrealized loss, after tax, is recorded as a component of other comprehensive loss in shareholders’ equity. In addition, Polaris had open Euro foreign exchange contracts with the notional amounts totaling $2,802,000. The Euro contracts met the criteria for fair value hedges and are marked to market with the resulting unrealized loss included as a component of other expense in the statement of income.

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

      New accounting pronouncements: Polaris implemented FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” during the third quarter 2003. This was an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses the consolidation of variable interest entities by businesses. Polaris used the guidelines in FIN 46 to analyze the Company’s relationship with Polaris Acceptance and concluded that Polaris Acceptance is not a variable interest entity to Polaris and therefore the current method of consolidation remains appropriate.

      Polaris implemented two new accounting pronouncements during the first quarter 2002. Floor plan financing expenses that previously were included in selling and marketing expenses are now recorded as an offset to sales to comply with the requirements of Emerging Issues Task Force Issue (EITF) 01-09. Cooperative advertising expenses that previously were included in selling and marketing expenses are now

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in cost of sales to comply with the requirements of EITF 00-25. Certain amounts in the 2001 period presented have been reclassified to conform to the new requirements. These changes had no impact on previously reported net income or shareholders’ equity.

      Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

Note 2: Financing

      Bank financing: Polaris is a party to two unsecured bank lines of credit arrangements under which it may borrow up to $250,000,000 until maturity. Interest is charged at rates based on LIBOR or “prime.” A $150,000,000 line of credit expires on June 27, 2006, and a $100,000,000 364-day line of credit expires on June 25, 2004 at which time the outstanding balances are due. The arrangements contain various restrictive covenants which limit investments, acquisitions and indebtedness. The arrangements also require Polaris to maintain certain financial ratios including a minimum tangible net worth, minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2003.

      The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2003	2002	2001

Total borrowings at December 31,	$18,008	$18,027	$18,043
Average outstanding borrowings during year	$71,340	$55,385	$127,481
Maximum outstanding borrowings during year	$135,000	$116,000	$199,500
Interest rate at December 31.	1.70%	1.87%	2.50%

      Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of any borrowing until June 2007. The fair value of the interest rate swap was a liability of $2,661,000 as of December 31, 2003.

      Letters of credit: At December 31, 2003, Polaris had open letters of credit totaling approximately $3,692,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

      Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2003, was approximately $694,000,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average amount outstanding. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying statements of income.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3: Income Taxes

      Components of Polaris’ provision for income taxes are as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Current:
Federal	$53,404	$37,449	$51,766
State	5,068	4,700	3,701
Foreign	3,069	1,219	2,407
Deferred	(8,131)	7,211	(9,725)

Total	$53,410	$50,579	$48,149

      Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.5	1.6
Extraterritorial income exclusion/ Foreign sales corporation	(2.0)	(3.0)	(1.2)
Other permanent differences	(2.5)	(1.7)	(0.9)

Effective income tax rate	32.5%	32.8%	34.5%

      Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred tax assets consist of the following (in thousands):

	December 31,

	2003	2002	2001

Current deferred tax assets:
Inventories	$5,431	$5,280	$4,948
Accrued expenses	50,569	39,720	38,052
Derivative instruments	3,517	471	2,748

Total current	59,517	45,471	45,748

Noncurrent net deferred tax assets (liabilities):
Cost in excess of net assets of business acquired	14,773	16,083	19,410
Property and equipment	(22,995)	(17,544)	(14,654)
Compensation payable in common stock	4,734	3,888	4,605

Total noncurrent	(3,488)	2,427	9,361

Total	$56,029	$47,898	$55,109

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4: Stock-Based Compensation and Savings Plan

      Polaris maintains a stock option plan (“Option Plan”) under which incentive and nonqualified stock options for a maximum of 6,200,000 shares of common stock may be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

      Polaris maintains a broad based stock option plan (“Broad Based Plan”) under which incentive stock options for a maximum of 700,000 shares of common stock could be issued to substantially all Polaris employees. These options expire in 2009. Options with respect to 675,400 shares of common stock were granted under this plan during 1999 at an exercise price of $15.78 and of the options initially granted under the plan, an aggregate of 518,400 vested in March 2002.

      The following summarizes share activity in the Option and Broad Based Plans, and the weighted average exercise price for the Option Plan:

	Option Plan			Broad Based Plan

	Shares		Weighted	Shares
	Available for	Outstanding	Average	Available for	Outstanding
	Future Issuance	Shares	Exercise Price	Future Issuance	Shares

Balance as of December 31, 2000	1,176,824	3,331,428	17.21	121,400	578,600
Reserved	1,500,000	—		—	—
Granted	(1,671,868)	1,671,868	24.28	—	—
Exercised	—	(226,160)	15.42	—	—
Forfeited	79,608	(79,608)	15.86	54,500	(54,500)

Balance as of December 31, 2001	1,084,564	4,697,528	18.27	175,900	524,100
Cancelled	—	—		(181,600)	—
Granted	(704,700)	704,700	28.50	—	—
Exercised	—	(283,392)	15.91	—	(362,600)
Forfeited	58,000	(58,000)	19.09	5,700	(5,700)

Balance as of December 31, 2002	437,864	5,060,836	21.30	—	155,800
Granted	(275,700)	275,700	40.03	—	—
Exercised	—	(642,440)	15.32	—	(56,900)
Forfeited	80,700	(80,700)	21.71	—	—

Balance as of December 31, 2003	242,864	4,613,396	23.19	—	98,900

      The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable	Weighted Average
Range of Exercisable Options	12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price

$12.88 to $18.31	1,656,996	5.0	$16.08	1,656,996	$16.08
$18.32 to $24.72	1,092,300	7.5	$22.13	—	—
$24.73 to $29.33	1,690,400	7.1	$27.63	1,000,000	$27.03
$29.34 to $43.02	272,600	9.7	$42.32	—	—

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average exercise prices of options exercisable as of December 31, 2003, 2002 and 2001 were $20.20, $20.31, and $16.62 respectively. The weighted average remaining contractual life of outstanding options was 6.7 years as of December 31, 2003.

      Polaris maintains a restricted stock plan (“Restricted Plan”) under which a maximum of 2,100,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The restrictions lapse after a three to four year period for awards issued prior to 2000 if Polaris achieves certain performance measures. Awards issued since 2000 have not contained performance measures with the exception of grants issued to the Company’s president and chief executive officer in 2003 and 2002. Shares of restricted stock granted, net of converted, lapsed and forfeited shares totaled a negative 284,946 and 21,220 in 2003 and 2002 respectively and a positive 41,296 in 2001.

      Polaris sponsors a qualified non-leveraged Employee Stock Ownership Plan (“ESOP”) under which a maximum of 2,500,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP. Total expense related to the ESOP was $9,014,000, $11,120,000, and $8,043,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003 there were 2,223,176 shares vested in the plan.

      Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 150,000 shares of common stock has been authorized under this plan of which 57,216 equivalents have been earned and 50,212 shares have been issued to retired directors as of December 31, 2003.

      Polaris maintains a Non-Employee Director Stock Option Plan (the “Directors Stock Option Plan”), under which nonqualified stock options for a maximum of 200,000 shares of common stock may be issued to non-employee directors. Each non-employee Director as of the date of the 2003 Annual Meeting (April 24, 2003) was granted an option to purchase 4,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Options become exercisable at any time commencing one year after the grant and must be exercised no later than 10 years from the date of grant. Directors Stock Options granted and outstanding totaled 32,000 at December 31, 2003 at a weighted average exercise price of $26.68.

      Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $6,214,000, $5,836,000 and $5,406,000 in 2003, 2002 and 2001, respectively.

Note 5: Shareholders’ Equity

      Stock repurchase program: The Polaris Board of Directors has authorized the cumulative repurchase of up to 23,000,000 shares of the Company’s common stock. During 2003, Polaris paid $73,125,000 to repurchase and retire approximately 2,476,000 shares. Cumulative repurchases through December 31, 2003 were approximately 18,584,000 shares at a cost of $381,941,000.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock at an exercise price of $150, subject to adjustment. The rights expire in 2010 and may be redeemed earlier by the Board of Directors for $0.01 per right.

      Net income per share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director Plan and the ESOP. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Restricted Plan. A reconciliation of these amounts is as follows (in thousands):

	2003	2002	2001

Weighted average number of common shares outstanding	45,522	44,239	45,338
Director Plan	52	44	50
ESOP	331	340	340

Common shares outstanding — basic	42,905	44,623	45,728

Dilutive effect of Restricted Plan	515	732	532
Dilutive effect of Option Plan	1,636	1,877	874

Common and potential common shares outstanding — diluted	45,056	47,232	47,134

      During 2003, 2002, and 2001, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was no shares, 522,600 shares and 500,000 shares, respectively.

      Stock Purchase Plan: Polaris maintains an Employee Stock Purchase Plan (Purchase Plan). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the average market price each month. As of December 31, 2003, approximately 356,000 shares had been purchased under the Purchase Plan.

Note 6: Financial Services Arrangements

      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Finance, a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto TDF’s books and is funded 85 percent with a loan from an affiliate of TDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2003 was $580,894,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2004, the potential 15 percent aggregate repurchase obligation is approximately $79.1 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $1,853,000 and $8,504,000 at December 31, 2003 and 2002, respectively.

      Beginning in 1999, Polaris Acceptance entered into an income sharing agreement with Transamerica Retail Financial Services (TRFS), a subsidiary of TDF. TRFS provided private label retail credit financing to

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Polaris consumers through Polaris dealers in the United States. In October 2001, TRFS sold a significant portion of the retail portfolio to Household Bank (SB), N.A. (Household).

      Polaris’ investment in Polaris Acceptance at December 31, 2003 of $43,484,000 is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan and retail credit portfolio are shared 50 percent to Polaris’ wholly owned subsidiary and 50 percent to TDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying statements of income.

      Summarized financial information for Polaris Acceptance is presented as follows (in thousands):

	For the Year December 31,

	2003	2002	2001

Revenues	$34,262	$37,006	$46,233
Interest and operating expenses	15,662	18,616	21,307

Net income before income taxes	$18,600	$18,390	$24,926

	As of December 31,

	2003	2002

Finance receivables, net	$580,894	$585,245
Other assets	815	1,701

Total Assets	$581,709	$586,946

Notes payable	$496,117	$495,562
Other liabilities	2,215	9,370
Partners’ capital	83,377	82,014

Total Liabilities and Partners’ Capital	$581,709	$586,946

      In October 2001, a wholly owned subsidiary of Polaris entered into a Revolving Credit Agreement with Household to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent by Household and its affiliate and 15 percent by a cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement net of loss reserves at December 31, 2003 was $517,410,000. Polaris’ deposit in the retail credit portfolio of $36,094,000 at December 31, 2003 is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheet. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

			(unaudited)
Equity in earnings of Polaris Acceptance	$9,300	$9,195	$12,463
Income from Household agreement	13,176	4,440	949
Income from other financial services activities	1,111	1,008	943

Total income from financial services	$23,587	$14,643	$14,355

Note 7: Investment in Manufacturing Affiliate

      Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment of $2,871,000 at December 31, 2003 and $2,844,000 at December 31, 2002 is accounted for under the equity method, and is recorded as a component of intangible and other assets in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Robin has been included as a component of non-operating other expense (income) in the accompanying consolidated statements of income.

Note 8: Commitments and Contingencies

      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2003 the Company had an accrual of $5,669,000 for the possible payment of pending claims. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.

      Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

      Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $3,529,000, $3,118,000 and $2,834,000 for 2003, 2002 and 2001, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at December 31, 2003 total $5,555,000 cumulatively through 2008.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following data relates to Polaris’ foreign operations (in thousands of U.S. dollars):

	For the Years Ended December 31,

	2003	2002	2001

Canadian subsidiary:
Sales	$206,808	$190,405	$180,837
Identifiable assets	27,083	24,153	23,906
Other foreign countries:
Sales	153,879	98,154	89,046
Identifiable assets	64,665	48,131	17,040

Note 10: Quarterly Financial Data

				Diluted Net
	Sales	Gross Profit	Net Income	Income per Share

	(unaudited)
	(in thousands, except per share data)
2003
First Quarter	$313,925	$64,607	$12,429	$0.28
Second Quarter	377,135	77,773	20,992	0.47
Third Quarter	447,696	109,094	39,477	0.87
Fourth Quarter	467,113	108,543	38,031	0.84

Totals	$1,605,869	$360,017	$110,929	$2.46

2002
First Quarter	$299,169	$57,760	$11,633	$0.24
Second Quarter	362,589	74,429	19,858	0.42
Third Quarter	428,005	102,430	37,056	0.79
Fourth Quarter	431,519	97,661	35,045	0.75

Totals	$1,521,282	$332,280	$103,592	$2.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 15, 2002, the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors and engaged Ernst & Young LLP (“E&Y”) to serve as the Company’s independent auditors for the fiscal year ended December 31, 2002.

      Andersen’s report on the Company’s consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

      During the year ended December 31, 2001 and through March 15, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the Company’s financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC.

      During the year ended December 31, 2001 and through March 15, 2002, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K of the SEC.

      The Company provided Andersen with a copy of the above disclosures and requested that it furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K/A the Company filed on March 27, 2002 to disclose the Company’s change in auditors.

      The Company has been unable to obtain the consent of Andersen to the incorporation by reference of their report for the Company’s fiscal year ended December 31, 2001 included in this Annual Report on Form 10-K into our previously filed registration statements under the Securities Act of 1933, and the Company has not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because we have not been able to obtain Andersen’s consent, you may not be able to recover against Andersen under Section 11 of the Exchange Act for any untrue statements of a material fact contained in the Company’s financial statements audited by Andersen or any omission to state a material fact required to be stated therein.

Item 9A.	Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Directors of the Registrant

      The information under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

      (b) Executive Officers of the Registrant

      Information concerning Executive Officers of the Company is included in this Report after Item 4, under “Executive Officers of the Registrant.”

      (c) Identification of the Audit Committee; Audit Committee Financial Expert.

      The information under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

      (d) Compliance with Section 16(a) of the Exchange Act

      The information under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

      (e) Code of Ethics.

      We have adopted a Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other Polaris employees. This Code of Business Conduct and Ethics is posted on our website at www.polarisindustries.com and may be found as follows:

•	From our main web page, first click on “Investor Relations.”

•	Next, click on “Management.”

•	Finally, click on “Code of Business Conduct and Ethics.”

      A copy of our Code of Business Conduct and Ethics will be furnished to any shareholder who submits a written request for it. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11.     Executive Compensation

      The information under the captions “Executive Compensation and Stock Option Information” and “Corporate Governance — Director Compensation” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Corporate Governance — Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

      The information under the caption “Independent Auditors” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 21 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 47 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 48 to 49.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 1, 2004, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

      (b) Reports on Form 8-K

      During the quarter ended December 31, 2003, the Company:

1. On October 1, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executive officers of the Company in presentations to investors and others.

2. On October 14, 2003, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its news release to report its third quarter financial results for the reporting period ended September 30, 2003.

Also, on January 23, 2004, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release announcing that its Board of Directors approved a 48% increase in the regular quarterly cash dividend and declared a two-for-one split of the Company’s outstanding shares of common stock to be effected in the form of a 100 percent stock dividend. On January 29, 2004, the Company filed a current report on Form 8-K to furnish a copy of the Company’s fourth quarter and year-end financial results and copies of the Company’s unaudited consolidated balance sheets and unaudited consolidated statements of cash flows which were discussed by management during the earnings conference call hosted by the Company on January 29, 2004.

      (c) Exhibits

           Included in Item 15(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 11, 2004.

POLARIS INDUSTRIES INC.

BY:	/s/ THOMAS C. TILLER

Thomas C. Tiller
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/ GREGORY A. PALEN Gregory A. Palen		Chairman and Director	March 11, 2004

/s/ THOMAS C. TILLER Thomas C. Tiller		Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ MICHAEL W. MALONE Michael W. Malone		Vice President Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 11, 2004

* Andris A. Baltins		Director	March 11, 2004

* Annette K. Clayton		Director	March 11, 2004

* William E. Fruhan, Jr.		Director	March 11, 2004

* John R. Menard, Jr.		Director	March 11, 2004

* R. M. Schreck		Director	March 11, 2004

* J. Richard Stonesifer		Director	March 11, 2004

* Richard A. Zona		Director	March 11, 2004

*By:	/s/ THOMAS C. TILLER (Thomas C. Tiller Attorney-in-Fact)		March 11, 2004

*	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Polaris Industries Inc.:

      We have audited the consolidated financial statements of Polaris Industries Inc. as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated January 23, 2004, (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

      In our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

January 23, 2004

The accompanying financial statements of the Company for the year ended December 31, 2001 were audited by Arthur Andersen LLP (“Andersen”), who were dismissed by the Company as its independent auditors on March 15, 2002. Due to Andersen’s well-publicized change in circumstances since it issued the following report, the Company has not been able to obtain either a re-issuance of the report by Andersen or Andersen’s consent to the inclusion of the report in this Form 10-K as would normally be required by the rules of the Securities and Exchange Commission (“SEC”). The SEC has provided certain guidance to Andersen’s former audit clients, including Rule 2-02 of Regulation S-X, which provides for the inclusion of a copy of the following report in this Form 10-K and Rule 437a under the Securities Exchange Act of 1934 (the “Exchange Act”), which relieves the Company of its obligation to file Andersen’s consent with this Form 10-K. That guidance from the SEC also requires that we inform you that under the circumstances you may not be able to recover against Andersen under Section 11 of the Exchange Act in the event that the Company’s financial statements that were audited by Andersen contained material misstatements or omissions.

Certain financial information for the year ended December 31, 2001 was not reviewed by Andersen and includes (1) reclassifications to conform to the Company’s fiscal 2003 financial statement presentation, and (2) reclassifications and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during fiscal 2003 and fiscal 2002.

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

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
January 23, 2002

POLARIS INDUSTRIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
	Period	Expenses	Add (Deduct)(1)	End of Period

2001: Deducted from asset accounts — Allowance for doubtful accounts receivable	$2,545	$1,858	$(797)	$3,606

2002: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,606	$2,021	$(1,192)	$4,435

2003: Deducted from asset accounts — Allowance for doubtful accounts receivable	$4,435	$2,517	$(1,314)	$5,638

(1)	Uncollectible accounts receivable written off, net of recoveries.

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2003

Exhibit
Number	Description

3(a)	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended.
(b)	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Form S-4.
4(a)	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
(b)	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on May 25, 2000.
10(a)	Polaris 401(K) Retirement Savings Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 11, 2000 (No. 333-94451).
(b)	Polaris Industries Inc. Supplemental Retirement/ Savings Plan incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(c)	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 5, 1999 (No. 333-77765).
(e)	Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1.*
(f)	Amended and restated Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 18, 2002 (No. 333-84478).*
(g)	Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
(h)	Joint Venture Agreement between the Company and Transamerica Commercial Finance Corporation, now known as Transamerica Distribution Finance (“TDF”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(i)	Manufacturer’s Repurchase Agreement between the Company and Polaris Acceptance dated February 7, 1996 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(j)	Multi-Year Revolving Credit Agreement dated June 27, 2003, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(k)	364 Day Revolving Credit Agreement dated June 27, 2003, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

Exhibit
Number	Description

(l)	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(m)	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(n)	Amended and Restated Polaris Industries Inc. 1996 Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 18, 2002 (No. 333-84478).
(o)	Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1997 (No. 333-21007).
(p)	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
(q)	Employment Agreement between the Company and Thomas C. Tiller dated July 11, 2001, incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.*
(r)	First Amendment to Joint Venture Agreement between the Company and TDF dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(s)	Second Amendment to Joint Venture Agreement between the Company and TDF dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(t)	Revolving Program Agreement between Polaris Sales Inc. and Household Bank (SB), N.A. dated October 15, 2001, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(u)	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2003 (No. 333-110541).
13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2003 included pursuant to Note 2 to General Instruction G.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney.
31(a)	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31(b)	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32(a)	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.