Form 10-Q
period 2004-03-31
POLARIS INDUSTRIES INC/MN
filed 2004-05-10
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes ☑       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act).

Yes ☑       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of May 3, 2004, 42,947,364 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2004

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands)
Unaudited

Assets
Current Assets:
Cash and cash equivalents	$26,269	$82,761
Trade receivables	55,047	51,885
Inventories	201,282	182,835
Prepaid expenses and other	9,416	10,718
Deferred tax assets	55,412	59,517

Total current assets	347,426	387,716

Property and equipment, net	181,749	176,421
Investments in finance affiliate and retail credit deposit	75,302	79,578
Goodwill, net	24,227	24,295
Intangible and other assets, net	3,276	3,342

Total Assets	$631,980	$671,352

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$93,293	$65,987
Accrued expenses	177,069	241,951
Income taxes payable	16,952	22,540

Total current liabilities	287,314	330,478

Deferred income taxes	4,504	3,488
Borrowings under credit agreement	25,004	18,008

Total liabilities	316,822	351,974

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—

Common stock $0.01 par value, 80,000 shares authorized, 42,960 and 43,362 shares issued and outstanding	$430	$434
Additional paid-in capital	—	—
Deferred compensation	(7,310)	(8,922)
Retained earnings	321,406	330,205
Accumulated other comprehensive income (loss)	632	(2,339)

Total shareholders’ equity	315,158	319,378

Total Liabilities and Shareholders’ Equity	$631,980	$671,352

Note: Shares outstanding have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and paid on March 8, 2004 to shareholders of record on March 1, 2004.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)
unaudited

	First Quarter Ended
	March 31, 2004	March 31, 2003
Sales	$345,976	$313,925
Cost of Sales	269,300	249,318

Gross profit	76,676	64,607
Operating expenses
Selling and marketing	29,584	25,261
Research and development	14,490	11,315
General and administrative	18,493	15,854

Total operating expenses	62,567	52,430
Income from financial services	8,136	4,373

Operating Income	22,245	16,550
Non-operating Expense (Income):
Interest expense	524	597
Other (income) expense, net	371	(2,461)

Income before income taxes	21,350	18,414
Provision for Income Taxes	7,045	5,985

Net Income	$14,305	$12,429

Net Income Per Share
Basic	$0.34	$0.29

Diluted	$0.32	$0.28

Weighted average shares outstanding:
Basic	42,570	43,311
Diluted	45,248	44,979

Note: Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and paid on March 8, 2004 to shareholders of record on March 1, 2004.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	First Quarter Ended
	March 31, 2004	March 31, 2003
Operating Activities:
Net income	$14,305	$12,429
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	13,024	13,159
Noncash compensation	3,984	3,564
Noncash income from financial services	(2,697)	(2,753)
Deferred income taxes	5,120	(2,788)
Changes in current operating items
Trade receivables	(3,162)	(5,441)
Inventories	(18,447)	(71,566)
Accounts payable	27,306	26,159
Accrued expenses	(64,883)	(38,756)
Income taxes payable	(2,912)	1,367
Others, net	4,290	(4,410)

Net cash used for operating activities	(24,072)	(69,036)

Investing Activities:
Purchase of property and equipment	(18,234)	(14,071)
Investments in affiliates and financial services arrangements, net	6,973	3,468

Net cash used for investing activities	(11,261)	(10,603)

Financing Activities:
Borrowings under credit agreement	71,000	115,000
Repayments under credit agreement	(64,004)	(58,003)
Repurchase and retirement of common shares	(19,849)	(34,048)
Cash dividends to shareholders	(9,806)	(6,756)
Proceeds from issuance of stock under employee plans	1,500	203

Net cash provided from (used for) financing activities	(21,159)	16,396

Net decrease in cash and cash equivalents	(56,492)	(63,243)
Cash and cash equivalents at beginning of period	82,761	81,193

Cash and cash equivalents at end of period	$26,269	$17,950

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Product Warranties
Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, motorcycles and PWC products. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in Polaris’ accrued warranty reserve for the periods presented is as follows:

	First Quarter
(in thousands)	ended March 31,
	2004	2003
Accrued warranty reserve, beginning	$30,673	$30,936
Additions charged to expense	4,450	5,093
Warranty claims paid	(8,837)	(9,096)

Accrued warranty reserve, ending	$26,286	$26,933

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

Stock Based Employee Compensation
Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following proforma amounts:

	First Quarter ended
	March 31
	2004	2003
Net income (in thousands):
As reported	$14,305	$12,429
Additional compensation expense, net of tax	1,304	1,244

Pro forma	$13,001	$11,185

Net income per share (diluted):
As reported	$0.32	$0.28
Pro forma	0.29	0.25

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 2. Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials and Purchased Components	$26,354	$14,498
Service Parts, Garments and Accessories	61,170	63,516
Finished Goods	113,758	104,821

Inventories	$201,282	$182,835

NOTE 3. Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $150,000,000 expiring on June 27, 2006. In addition, Polaris has entered into a 364-day unsecured bank line of credit arrangement expiring on June 25, 2004 with maximum available borrowings of $100,000,000. For both credit arrangements, interest is charged at rates based on LIBOR or “prime” (effective rate was 1.67 percent at March 31, 2004).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of March 31, 2004, total borrowings under the bank line of credit arrangements were $25,004,000 and have been classified as long-term in the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto GECDF’s books and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at March 31, 2004 was approximately $528,000,000.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.

A wholly owned subsidiary of Polaris has an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent with Household debt and 15 percent cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement, net of loss reserves, at March 31, 2004 is approximately $522,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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
March 31, 2004

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

NOTE 6. Shareholders’ Equity

During the first quarter of 2004, Polaris paid $19,849,000 to repurchase and retire 474,000 shares of its common stock. As of March 31, 2004 Polaris has approximately 3,942,000 remaining shares available to repurchase under its current Board of Directors’ authorization.

Polaris paid a regular cash dividend of $0.23 per share on a post-split basis on February 17, 2004 to holders of record on February 2, 2004.

The Polaris Board of Directors declared a regular cash dividend of $0.23 per share payable on or about May 17, 2004 to holders of record on May 3, 2004.

Net Income per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the non-qualified deferred compensation plan for the Board of Directors (Director Plan) and the Employee Stock Ownership Plan (ESOP). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of outstanding stock options and certain shares issued under the restricted stock plan.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

A reconciliation of these amounts is as follows (in thousands):

	For Three Months
	Ended March 31,
	2004	2003
Weighted average number of common shares outstanding	42,321	42,923

Director Plan	60	48

ESOP	189	340

Weighted average shares outstanding — basic	42,570	43,311

Net effect of dilutive stock options and restricted stock	2,678	1,668

Weighted average shares outstanding — diluted	45,248	44,979

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For Three Months
	Ended March 31,
	2004	2003
Net income	$14,305	$12,429
Other comprehensive income:
Initial impact of changes in functional currencies of Canadian, Australian and New Zealand entities	—	(869)
Foreign currency translation adjustment	(1,060)	735
Unrealized gain (loss) on derivative instruments	4,031	(3,155)

Comprehensive income	$17,276	$9,140

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

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

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

Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At March 31, 2004, the fair value of the interest rate swap agreement was a liability of $2,779,000 which is recorded, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

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

At March 31, 2004, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $59,393,000, and an unrealized gain of $2,201,000 and open Canadian dollar contracts with notional amounts totaling U.S. $80,753,000 and an unrealized loss of $3,055,000. These contracts met the criteria for cash flow hedges and the net unrealized gains and losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarterly periods ended March 31, 2004 and 2003. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $346.0 million in the first quarter of 2004, representing a 10 percent increase from $313.9 million in sales for the same period in 2003.

Sales of ATVs were $237.9 million in the first quarter of 2004, up three percent from first quarter 2003 sales of $231.1 million. Continued strong growth in the RANGER™ product line, growing demand for the new Sportsman 700 EFI (electronic fuel injection) ATV, the first 4x4 EFI in the industry, and strong international sales growth were the primary contributors to the ATV sales growth for the quarter. Dealer inventories of Polaris ATVs at March 31, 2004 remain at comparable levels to a year ago. The average per unit sales price for the first quarter 2004 was higher than last year’s first quarter due primarily to a mix change as more of the new higher priced Sportsman 700 EFI and RANGER models were sold during the current quarter.

Sales of snowmobiles were $13.3 million for the first quarter of 2004, an increase of 64 percent from sales of $8.1 million for the comparable period in 2003 resulting from improved late-season dealer demand. Dealer inventory levels of Polaris snowmobiles at the end of the 2003-2004 selling season are approximately one-half of what they were a year ago resulting from the reduced production levels over the past two years and more normal snowfall in North America during the past riding season. The average per unit sales price for the first quarter 2004 was higher than last year’s first quarter due primarily to both product and geographical mix changes and favorable currency fluctuations in the first quarter 2004 compared to the prior year.

Sales of PWC were $17.0 million for the first quarter of 2004, an increase of 46 percent from first quarter 2003 sales of $11.6 million. Timing of shipments was the primary reason for the increased sales in the first quarter as the Company began shipping the new four-stroke MSX 150 model personal watercraft in anticipation of the upcoming PWC selling season. The average per unit sales price for PWC increased during the first quarter 2004 when compared to the prior year period due to a mix change as more of the higher priced MSX models were sold during the quarter.

Sales of Victory motorcycles were $20.8 million for the first quarter 2004, a 40 percent increase from $14.9 million for the comparable period in 2003. The increase is attributable to the continued positive acceptance of the Vegas model, which was named the 2003 year’s best cruiser motorcycle by four leading motorcycle enthusiast magazines, and shipments of the new 2004 Kingpin which was recently named V-Twin Bike of the Year by V-Twin Magazine. The average per unit sales price for Victory motorcycles increased during the first quarter 2004 when compared to the same period in the prior year due to a product mix change as more of the higher priced Vegas and Kingpin models were sold during the quarter.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

PG&A sales were $57.0 million for the first quarter 2004, an increase of 18 percent from $48.2 million for the first quarter of 2003. The PG&A business was positively impacted by stronger sales for snowmobile parts and accessories as the snowfall and riding conditions returned to more normal levels this past season, as well as continued growth in ATV PG&A.

Gross profit for the first quarter 2004 was $76.7 million or 22.2 percent of sales compared to $64.6 million or 20.6 percent of sales for the first quarter 2003. The gross profit margin continued to benefit from production efficiency gains and ongoing cost reduction efforts, as well as a net positive impact of currency fluctuations and a 13 percent decrease in warranty expense during the quarter due to quality improvements. These improvements were offset somewhat by a higher level of sales promotional expenses required in the first quarter 2004 compared to the first quarter in the prior year.

Operating expenses in the first quarter of 2004 increased 19 percent to $62.6 million from $52.4 million in the comparable 2003 period. As a percentage of sales, operating expenses increased to 18.1 percent for the first quarter of 2004 compared to 16.7 percent for the same period in 2003. Operating expenses increased for the quarter primarily due to the continuation of initiatives taken to accelerate the design and introduction of new products and added expense and currency fluctuations related to the growing international subsidiaries. Research and development expenses increased 28 percent for the quarter as the Company continues to invest in reducing the lead time for designing, developing and introducing new products. Sales and marketing expenses increased 17 percent as Polaris continued to work toward upgrading the distribution network of nearly 2,000 dealers in North America in the area of sales, service, and merchandising.

Income from financial services increased 86 percent to $8.1 million in the first quarter 2004, up from $4.4 million in the first quarter 2003 primarily due to increased profitability generated from the retail credit portfolio as consumers utilized available retail financing options and increases in Company-sponsored retail finance sales incentives throughout 2003 and into the first quarter of 2004. The credit quality of the retail credit portfolio has remained stable and retail credit losses, which have averaged slightly above three percent of the portfolio balance, continue to be in line with expectations.

Non-operating other income decreased $2.8 million in the first quarter 2004 when compared to the first quarter 2003 primarily due to the differing effects of foreign currency fluctuations on the cash conversion and hedging transactions in the first quarter of 2004 compared to the first quarter of 2003.

Cash Dividends

Polaris paid a $0.23 per share (on a post-split basis) dividend on February 17, 2004 to shareholders of record on February 2, 2004. In April 2004, the Board of Directors declared a $0.23 per share dividend payable on or about May 17, 2004 to shareholders of record on May 3, 2004.

Liquidity and Capital Resources

Net cash used for operating activities totaled $24.1 million for the first quarter 2004 compared to a net use of cash for operating activities totaling $69.0 million in the first quarter of 2003. A decrease in inventories at March 31, 2004 compared to the prior year’s quarter was the

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

primary reason for the significantly improved net cash used for operating activities during the first quarter of 2004. Net cash used for investing activities was $11.3 million during the first quarter of 2004 and primarily represents the purchase of property and equipment offset somewhat by a seasonal reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $21.2 million during the first quarter ended March 31, 2004, which primarily represents dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $26.3 million at March 31, 2004.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has unsecured bank line of credit arrangements with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 1.67 percent at March 31, 2004). As of March 31, 2004, total borrowings under these credit arrangements were $25.0 million and have been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was seven percent at March 31, 2004 compared to 23 percent at March 31, 2003.

The following table summarizes the Company’s significant future contractual obligations at March 31, 2004 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$25.0	—	$25.0	—
Operating leases	5.2	$2.3	2.7	$0.2
Capital leases	1.2	0.5	0.7	—

Total	$31.4	$2.8	$28.4	$0.2

Additionally, at March 31, 2004, Polaris had letters of credit outstanding of $3.9 million related to purchase obligations for raw materials.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

During the first quarter of 2004, Polaris paid $19.8 million to repurchase and retire approximately 474,000 shares of its common stock. The shares repurchased in the first quarter 2004 had minimal impact on earnings per share for the quarter. The total shares remaining to be repurchased under the current authorization approximated 3.9 million shares as of March 31, 2004.

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

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto GECDF’s books and is funded 85 percent with a loan from an affiliate of GECDF and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.

A wholly owned subsidiary of Polaris has an agreement with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15.0 million.

As of March 31, 2004, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $528.0 million, a one percent increase from $524.0 million at March 31, 2003. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the eight-year life of the partnership. The Household retail credit portfolio balance as of March 31, 2004, was approximately $522.0 million, up from $375.0 million at March 31, 2003. Credit losses have averaged slightly more than three percent of the portfolio balance, in line with Company expectations.

Inflation and Foreign Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar 2003, purchases totaling 11 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2004 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2003. At March 31, 2004 Polaris had open Japanese yen foreign exchange hedging contracts in place for the remainder of 2004 with notional amounts totaling $59.4 million with an average rate of approximately 108 yen to the dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remainder of 2004 when compared to the same periods in 2003.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relationship to the Canadian dollar has resulted in higher gross margin levels in the first quarter 2004 when compared to the same period in 2003. At March 31, 2004 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the third quarter of 2004 with notional amounts totaling $80.8 million with an average rate of approximately 0.72. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a net positive impact on net income during the remainder of 2004 when compared to the same periods in 2003.

Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in higher gross margin levels in the first quarter 2004 when compared to the same period in 2003. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of the year. In view of the current foreign exchange rate level for the Euro, Polaris anticipates that the Euro-U.S. dollar exchange rate will continue to have a slightly positive impact on net income during the remainder of 2004 when compared to the same periods in 2003.

During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian, Australian and New Zealand entities should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian and Australian subsidiaries and New Zealand branch were changed to the Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000 during the first quarter of 2003.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report to Shareholders incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2003 Annual Report on Form10-K.

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
March 31, 2004

Item 4

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

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

PART II. OTHER INFORMATION

     Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 - 31, 2004	1,000	$43.55	1,000	4,415,000
February 1 - 29, 2004	340,000	41.56	340,000	4,075,000
March 1 - 31, 2004	133,000	42.22	133,000	3,942,000

Total	474,000	$41.91	474,000	3,942,000

(1)	Our Board of Directors approved the repurchase of up to an aggregate of 23 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 19.1 million shares have been repurchased through March 31, 2004. This Program does not have an expiration date.

     Item 6-Exhibits and Reports on Form 8-K

     (a) Exhibits

                    Exhibit 31(a) – Certification of Chief Executive Officer – Section 302

                    Exhibit 31(b) – Certification of Chief Financial Officer – Section 302

                    Exhibit 32(a) – Certification of Chief Executive Officer – Section 906

                    Exhibit 32(b) – Certification of Chief Financial Officer – Section 906

     (b) Reports on Form 8-K

                    During the quarter ended March 31, 2004, the Company:

1.	On January 23, 2004, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its press release announcing that its Board of Directors approved a 48 percent increase in the regular quarterly cash dividend and declared a two-for-one split of the Company’s outstanding shares of common stock to be effected in the form of a 100 percent stock dividend.

2.	On January 29, 2004, furnished to the Securities and Exchange Commission its Current Report on Form 8-K including its press release announcing the Company’s fourth quarter and year-end 2003 financial results and copies of the Company’s unaudited consolidated balance sheets and unaudited consolidated statements of cash flows which were discussed by management during the earnings conference call hosted on that date.

3.	On March 2, 2004, furnished to the Securities and Exchange Commission its Current Report on Form 8-K regarding materials to be used by executives of the Company in presentations to investors and others.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2004

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: May 10, 2004	/s/ Thomas C. Tiller
Thomas C. Tiller
President and Chief Executive Officer

Date: May 10, 2004	/s/ Michael W. Malone
Michael W. Malone
Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)