Form 10-Q
period 2004-06-30
POLARIS INDUSTRIES INC/MN
filed 2004-08-05
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

     As of August 3, 2004, 42,650,019 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2004

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,836	$82,761
Trade receivables	68,009	51,885
Inventories	200,843	182,835
Prepaid expenses and other	9,023	10,718
Deferred income taxes	56,264	59,517

Total current assets	372,975	387,716
Property and equipment, net	187,709	176,421
Investments in finance affiliate and retail credit deposit	75,329	79,578
Goodwill, net	24,045	24,295
Intangible and other assets, net	3,236	3,342

Total Assets	663,294	671,352

Current Liabilities:
Accounts payable	$88,118	$65,987
Accrued expenses	206,779	241,951
Income taxes payable	28,312	22,540

Total current liabilities	323,209	330,478
Deferred income taxes	5,000	3,488
Borrowings under credit agreement	18,001	18,008

Total Liabilities	$346,210	$351,974

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 42,648 and 43,362 shares issued and outstanding	$426	$434
Additional paid-in capital	—	—
Deferred compensation	(5,741)	(8,922)
Retained earnings	322,838	330,205
Accumulated other comprehensive income (loss)	(439)	(2,339)

Total shareholders’ equity	317,084	319,378

Total Liabilities and Shareholders’ Equity	$663,294	$671,352

Note: Shares outstanding have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and paid on March 8, 2004 to shareholders of record on March 1, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME
and Other Selected Financial Information
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Sales	$422,345	$377,135	$768,321	$691,060
Cost of Sales	332,009	299,362	601,309	548,680

Gross profit	90,336	77,773	167,012	142,380
Operating expenses
Selling and marketing	24,835	20,980	54,419	46,241
Research and development	16,499	12,067	30,989	23,382
General and administrative	19,276	17,840	37,769	33,694

Total operating expenses	60,610	50,887	123,177	103,317
Income from financial services	7,252	4,565	15,388	8,938

Operating Income	36,978	31,451	59,223	48,001
Non-operating Expense (Income):
Interest expense	623	845	1,147	1,442
Other income, net	(17)	(492)	354	(2,953)

Income before income taxes	36,372	31,098	57,722	49,512
Provision for Income Taxes	12,003	10,106	19,048	16,091

Net Income	$24,369	$20,992	$38,674	$33,421

Net Income Per Share
Basic	$0.58	0.49	$0.91	$0.78

Diluted	$0.54	0.47	$0.86	$0.75

Weighted average shares outstanding:
Basic	42,181	42,830	42,376	43,070

Diluted	44,968	44,544	45,108	44,761

Dividends per share	$0.23	$0.155	$0.46	$0.31

Note: Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and paid on March 8, 2004 to shareholders of record on March 1, 2004.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$38,674	$33,421
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	27,638	26,405
Noncash compensation	7,992	7,515
Noncash income from financial services	(5,206)	(4,756)
Deferred income taxes	4,765	(1,903)
Changes in current operating items Trade receivables	(16,124)	4,951
Inventories	(18,008)	(73,613)
Accounts payable	22,131	12,937
Accrued expenses	(35,172)	(6,221)
Income taxes payable	8,390	1,703
Prepaid expenses and others, net	3,602	(10,292)

Net cash provided by (used for) operating activities	38,682	(9,853)

Investing Activities:
Purchase of property and equipment	(38,577)	(31,249)
Investments in finance affiliate and retail credit deposit, net	9,455	1,258

Net cash used for investing activities	(29,122)	(29,991)

Financing Activities:
Borrowings under credit agreement	231,000	323,001
Repayments under credit agreement	(231,007)	(294,014)
Repurchase and retirement of common shares	(36,674)	(48,324)
Cash dividends to shareholders	(19,520)	(13,395)
Proceeds from the exercise of stock options	2,716	3,208

Net cash used for financing activities	(53,485)	(29,524)

Net decrease in cash and cash equivalents	(43,925)	(69,368)
Cash and cash equivalents at beginning of period	$82,761	$81,193

Cash and cash equivalents at end of period	$38,836	$11,825

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

POLARIS INDUSTRIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2004	2003	2004	2003

Accrued warranty reserve, beginning	$26,286	$26,933	$30,673	$30,936
Additions charged to expense	6,020	6,510	10,470	11,603
Warranty claims paid	(7,108)	(7,411)	(15,945)	(16,507)

Accrued warranty reserve, ending	$25,198	$26,032	$25,198	$26,032

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

Stock Based Employee Compensation

Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following proforma amounts:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (in thousands):
As reported	$24,369	$20,992	$38,674	$33,421
Less: Additional compensation expense, net of tax	(1,393)	(1,100)	(2,697)	(2,354)

Pro forma	$22,976	$19,892	$35,977	$31,067

Net income per share (diluted):
As reported	$0.54	$0.47	$0.86	$0.75
Pro forma	$0.51	$0.45	$0.80	$0.69

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 2. Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2004	December 31, 2003
Raw Materials and Purchased Components	$25,575	$14,498
Service Parts, Garments and Accessories	57,381	63,516
Finished Goods	117,887	104,821

Inventories	$200,843	$182,835

NOTE 3. Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 1.88 percent at June 30, 2004).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of June 30, 2004, total borrowings under the bank line of credit arrangements were $18,001,000 and have been classified as long-term in the accompanying consolidated balance sheets.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, which is consolidated onto GECDF’s books and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at June 30, 2004 was approximately $549,000,000.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.

A wholly owned subsidiary of Polaris has an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent with Household debt and 15 percent cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement, net of loss reserves, at June 30, 2004 is approximately $540,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

Polaris also provides extended service contracts to consumers and certain insurance contracts to consumers through various third-party suppliers. Polaris does not retain any warranty, insurance or financial risk in any of these arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of Income from financial services in the accompanying consolidated statements of income.

Polaris implemented FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” during the third quarter 2003. This was an

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

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

NOTE 6. Shareholders’ Equity

During the first six months of 2004, Polaris paid $36,674,000 to repurchase and retire 861,000 shares of its common stock. As of June 30, 2004 the Company has authorization from its Board of Directors to repurchase up to an additional 3,554,000 shares of Polaris stock.

Polaris paid a regular cash dividend of $0.23 per share on May 17, 2004 to holders of record on May 3, 2004.

On July 23, 2004, the Polaris Board of Directors declared a regular cash dividend of $0.23 per share payable on or about August 16, 2004 to holders of record of such shares at the close of business on August 2, 2004.

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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	41,944	42,440	42,133	42,680
Director Plan	58	50	59	50
ESOP	179	340	184	340

Weighted average shares outstanding - basic	42,181	42,830	42,376	43,070
Net effect of dilutive stock options and restricted stock	2,787	1,714	2,732	1,691

Weighted average shares outstanding – diluted	44,968	44,544	45,108	44,761

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$24,369	$20,992	$38,674	$33,421
Other comprehensive income:
Initial impact of changes in functional currencies of Canadian, Australian and New Zealand entities	—	—	—	(869)
Foreign currency translation adjustment	(1,305)	891	(2,365)	1,626
Unrealized gain (loss) on derivative instruments	234	(5,492)	4,265	(8,647)

Comprehensive income	$23,298	$16,391	$40,574	$25,531

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
June 30, 2004

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

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At June 30, 2004, the fair value of the interest rate swap agreement was a liability of $1,972,000 which is recorded, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

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

At June 30, 2004, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $38,431,000, and an unrealized loss of $103,008 and open Canadian dollar contracts with notional amounts totaling U.S. $97,797,000 and an unrealized loss of $1,176,000. These contracts met the criteria for cash flow hedges and the net unrealized gains and losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year to date periods ended June 30, 2004 and 2003. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), personal watercraft (PWC), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales were $422.3 million in the second quarter of 2004, representing a 12 percent increase from $377.1 million in sales for the same period in 2003.

Sales of ATVs were $266.7 million in the second quarter of 2004, up seven percent from second quarter 2003 sales of $248.3 million. The RANGER line of utility vehicles sales increased sharply during the second quarter while sales of Polaris ATVs outside of North America continued to grow, increasing 55 percent during the second quarter 2004 compared to the second quarter of 2003. Demand for the new Sportsman 700 EFI (electronic fuel injection) ATV continued to gain momentum adding to the growth in sales during the quarter as well. The average ATV per unit sales price for the second quarter 2004 was slightly higher than last year’s second quarter due primarily to a mix change as more of the new higher priced Sportsman 700 EFI and RANGER models were sold during the current quarter.

Sales of snowmobiles were $48.7 million for the second quarter of 2004, an increase of 65 percent from sales of $29.6 million for the comparable period in 2003 due to lower dealer carryover inventory levels and more normal snowfall in North America this past riding season. The average snowmobile per unit sales price for the second quarter 2004 was approximately equal to last year’s second quarter unit sales price.

Sales of PWC were $27.7 million for the second quarter of 2004, an increase of three percent from second quarter 2003 sales of $26.8 million. Sales of the new MSX 150 and MSX 110 four stroke PWC models are gaining momentum in the market. The average per unit sales price for PWC increased during the second quarter 2004 when compared to the prior year period due to a mix change as more of the higher priced MSX four stroke engine models were sold during the quarter.

Sales of Victory motorcycles were $17.9 million for the second quarter 2004, a three percent increase from $17.3 million for the comparable period in 2003. For the six month period ended June 30, 2004, sales of Victory motorcycles increased 20 percent from the comparable period in 2003. Factors contributing to the growth in sales included the continued growing acceptance of the Victory Vegas and Kingpin in the market place in addition to the overall Victory name gaining acceptance as a viable and successful brand in the motorcycle industry. The average per unit sales price for Victory motorcycles increased during the second quarter 2004 when compared to the same period in the prior year period due to a product mix change as more of the higher priced Vegas and Kingpin models were sold during the quarter.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

PG&A sales were $61.3 million for the second quarter 2004, an increase of 11 percent from $55.1 million for the second quarter of 2003. All product lines experienced sales growth in PG&A during the second quarter compared to the prior year period, with snowmobiles and Victory motorcycles experiencing double digit growth.

Total sales increased to $768.3 million for the year to date period ended June 30, 2004, up 11 percent from $691.1 million for the same period in 2003. The increase in sales is a result of sales increases across all product lines in 2004.

Gross profit for the second quarter 2004 increased 16 percent to $90.3 million or 21.4 percent of sales compared to $77.8 million or 20.6 percent of sales for the second quarter 2003. For the year to date period ended June 30, 2004, gross profit increased 17 percent to $167.0 million or 21.7 percent of sales compared to $142.4 million or 20.6 percent of sales in the comparable period in 2003. The gross profit margin improvement for the quarter and year to date period was generated from production efficiency gains and ongoing cost reduction efforts, as well as a sales mix benefit. These improvements were offset somewhat by a higher level of sales promotional expenses required in the second quarter and year to date periods ended June 30, 2004 compared to the same periods last year.

Operating expenses in the second quarter of 2004 increased 19 percent to $60.6 million from $50.9 million in the comparable 2003 period. As a percentage of sales, operating expenses increased to 14.4 percent for the second quarter of 2004 compared to 13.5 percent for the same period in 2003. For the year to date period ended June 30, 2004, operating expenses increased 19 percent to $123.2 million or 16.0 percent of sales compared to $103.3 million or 15.0 percent of sales in the comparable period in 2003. Operating expenses increased for the quarter and year to date period primarily due to the continuation of initiatives taken to accelerate the design, development and introduction of new products, as well as distribution network improvements and added expense and currency fluctuations related to the growing international subsidiaries.

Income from financial services increased 59 percent to $7.3 million in the second quarter 2004, up from $4.6 million in the second quarter 2003. For the year to date period ended June 30, 2004, income from financial services increased 72 percent to $15.4 million compared to $8.9 million in the comparable period in 2003. The increase for the second quarter and year to date 2004 periods is primarily due to increased profitability generated from the retail credit portfolio as consumers utilized available retail financing options in greater numbers. Company sponsored promotional programs more closely tied to retail financing have driven an increase in the retail credit portfolio over the past several quarters. The credit quality of the retail credit portfolio has remained stable and credit losses continue to be in line with expectations.

Cash Dividends

Polaris paid a $0.23 per share dividend on May 17, 2004 to shareholders of record on May 3, 2004. On July 23, 2004, the Polaris Board of Directors declared a regular cash dividend of $0.23 per share payable on or about August 16, 2004 to holders of record of such shares at the close of business on August 2, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $38.7 million for the six months ended June 30, 2004 compared to net cash used for operating activities of $9.9 million in the first

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

half of 2003. A reduction in cash required to fund factory inventory levels in the first half of 2004 compared to the first half of 2003 was the primary reason for the significant increase in net cash provided by operating activities during the first half of 2004. Net cash used for investing activities was $29.1 million during the first six months of 2004 and primarily represents the purchase of property and equipment offset somewhat by a seasonal reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $53.5 million during the six months ended June 30, 2004, which primarily represents dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $38.8 million at June 30, 2004.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 1.88 percent at June 30, 2004). As of June 30, 2004, total borrowings under these credit arrangements were $18.0 million and have been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was five percent at June 30, 2004 compared to 16 percent at June 30, 2003.

The following table summarizes the Company’s significant future contractual obligations at June 30, 2004 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$18.0	—	—	$18.0
Operating leases	4.8	$2.3	$2.4	0.1
Capital leases	1.0	0.5	0.5	—

Total	$23.8	$2.8	$2.9	$18.1

Additionally, at June 30, 2004, Polaris had letters of credit outstanding of $9.4 million related to purchase obligations for raw materials.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

Year to date 2004, Polaris paid $36.7 million to repurchase and retire approximately 861,000 shares of its common stock. The shares repurchased had a positive impact on earnings per share of approximately $0.01 per share for the year to date period ended June 30, 2004. The Company has authorization from its Board of Directors to repurchase up to an additional 3.6 million shares of Polaris stock as of June 30, 2004.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the foreseeable future. At this time, management is not aware of any adverse factors that would have a material impact on cash flow.

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

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

As of June 30, 2004, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $549.0 million, an eight percent increase from $508.0 million at June 30, 2003. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership. The Household retail credit portfolio balance as of June 30, 2004, was approximately $540.0 million, up from $430.0 million at June 30, 2003. Credit losses have averaged slightly more than three percent of the portfolio balance, in line with Company expectations.

Inflation and Foreign Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar 2003, purchases totaling 11 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter and year to date period ended June 30, 2004 were negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2003. At June 30, 2004 Polaris had open Japanese yen foreign exchange hedging contracts in place for the

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

remainder of 2004 with notional amounts totaling $38.4 million with an average rate of approximately 108 yen to the dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the remaining periods of 2004 when compared to the same periods in 2003.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relationship to the Canadian dollar has resulted in higher gross margin levels in the second quarter and year to date periods ended June 30, 2004 when compared to the same periods in 2003. At June 30, 2004 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the fourth quarter of 2004 with notional amounts totaling $97.8 million with an average rate of approximately 0.73. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income during the remaining periods of 2004 when compared to the same periods in 2003.

Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in higher gross margin levels on a comparable basis in the second quarter and year to date periods ended June 30, 2004 when compared to the same periods in 2003. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2004. In view of the current foreign exchange rate level for the Euro, Polaris anticipates that the Euro-U.S. dollar exchange rate will have a neutral effect on net income during the remaining periods of 2004 when compared to the same periods in 2003.

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
June 30, 2004

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2003 Annual Report on Form 10-K.

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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

Item 4

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the second quarter of 2004.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

PART II. OTHER INFORMATION

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 – 30, 2004	50,000	$44.04	50,000	3,892,000
May 1 – 31, 2004	285,000	43.09	285,000	3,607,000
June 1 – 30, 2004	53,000	44.36	53,000	3,554,000

Total	388,000	$43.38	388,000	3,554,000

(1)	Our Board of Directors approved the repurchase of up to an aggregate of 23 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 19.4 million shares have been repurchased through June 30, 2004. This Program does not have an expiration date.

Item 4 — Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 22, 2004. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:

1.	To elect the following nominees as Class I members of the Board of Directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority
Andris A. Baltins	13,737,572	1,482,041
Thomas C. Tiller	15,127,612	92,001

The terms of the following directors continued after the annual meeting: William E. Fruhan, Jr., R.M. Schreck, John R. Menard, Jr., Gregory R. Palen, Richard A. Zona and Annette K. Clayton.

2.	To approve the Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
14,631,772	499,065	88,776	0

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

3.	To approve the Polaris Industries Inc. Long Term Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
14,625,720	496,753	97,140	0

4.	To approve amendments to the Polaris Industries Inc. 1995 Stock Option Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
8,650,532	2,738,921	101,278	3,728,882

Item 6-Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10(j) -Five-Year Revolving Credit Agreement dated June 25, 2004, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent.

Exhibit 31(a) – Certification of Chief Executive Officer – Section 302

Exhibit 31(b) – Certification of Chief Financial Officer – Section 302

Exhibit 32(a) – Certification of Chief Executive Officer – Section 906

Exhibit 32(b) – Certification of Chief Financial Officer – Section 906

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2004, the Company furnished to the Securities and Exchange Commission the following reports on Form 8-K:

     1. Current Report on Form 8-K containing the Company’s news release dated April 15, 2004 announcing the Company’s first quarter financial results for the reporting period ended March 31, 2004 was furnished on April 15, 2004 under Item 12.

     2. Current Report on Form 8-K containing a copy of materials to be used by executives of the Company in presentations to investors and others was furnished on April 22, 2004 under Item 9.

Also, on July 22, 2004, the Company furnished under Item 9 a Current Report on Form 8-K containing a copy of materials to be used by executives of the Company in presentations to investors and others.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC.
(Registrant)

Date: August 5, 2004	/s/ Thomas C. Tiller

Thomas C. Tiller
President and Chief Executive Officer

Date: August 5, 2004	/s/ Michael W. Malone

Michael W. Malone
Vice President, Finance, Chief
Financial Officer, and Secretary
(Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 10(j) -Multi-Year Revolving Credit Agreement dated June 25, 2004, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent.

Exhibit 31(a) — Certification of Chief Executive Officer — Section 302

Exhibit 31(b) — Certification of Chief Financial Officer — Section 302

Exhibit 32(a) — Certification of Chief Executive Officer — Section 906

Exhibit 32(b) — Certification of Chief Financial Officer — Section 906