Form 10-Q
period 2004-09-30
POLARIS INDUSTRIES INC/MN
filed 2004-11-05
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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
     As of November 1, 2004, 42,801,254 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2004

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2004
	(Unaudited)	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$106,574	$82,761
Trade receivables	77,285	50,574
Inventories	198,426	166,939
Prepaid expenses and other	10,001	10,718
Deferred tax assets	64,579	59,517
Current assets of discontinued operations	6,679	17,207

Total current assets	463,544	387,716

Property and equipment, net	194,056	171,744
Investments in finance affiliate and retail credit deposit	80,940	79,578
Goodwill, net	24,425	24,295
Intangible and other assets, net	3,194	3,342
Long term assets of discontinued operations	—	4,677

Total Assets	$766,159	$671,352

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$142,931	$63,045
Accrued expenses	212,942	235,324
Income taxes payable	15,370	22,540
Current liabilities of discontinued operations	39,413	9,569

Total current liabilities	410,656	330,478

Deferred income taxes	8,000	3,488
Borrowings under credit agreement	18,000	18,008

Total liabilities	$436,656	$351,974

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 42,720 and 43,362 shares issued and outstanding	$427	$434
Additional paid-in capital	—	—
Deferred compensation	(5,147)	(8,922)
Retained earnings	335,431	330,205
Accumulated other comprehensive income (loss)	(1,208)	(2,339)

Total shareholders’ equity	329,503	319,378

Total Liabilities and Shareholders’ Equity	$766,159	$671,352

All periods reflect the classification of the Marine Division results as discontinued operations. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$510,623	$444,405	$1,234,248	$1,097,000
Cost of sales	387,206	334,296	941,076	843,194

Gross profit	123,417	110,109	293,172	253,806
Operating expenses
Selling and marketing	28,051	23,006	79,565	66,594
Research and development	15,294	12,470	44,024	33,278
General and administrative	20,158	18,148	57,037	51,496

Total operating expenses	63,503	53,624	180,626	151,368

Income from financial services	7,429	7,277	22,817	16,215

Operating Income	67,343	63,762	135,363	118,653

Non-operating Expense (Income):
Interest expense	558	593	1,705	2,035
Other expense (income) net	259	593	613	(2,360)

Income before income taxes	66,526	62,576	133,045	118,978

Provision for Income Taxes	21,954	20,338	43,905	38,668

Net Income from continuing operations	$44,572	$42,238	$89,140	$80,310

Loss from discontinued operations, net of tax	$(2,067)	$(2,761)	$(7,961)	$(7,412)
Loss on disposal of discontinued operations, net of tax	(23,852)	—	(23,852)	—

Net Income	$18,653	$39,477	$57,327	$72,898

Basic Net Income per share
Continuing operations	$1.05	$0.99	$2.10	$1.87
Loss from discontinued operations	(0.05)	(0.07)	(0.19)	(0.17)
Loss on disposal of discontinued operations	(0.56)	—	(0.56)	—

Net Income	$0.44	$0.92	$1.35	$1.70

Diluted Net Income per share
Continuing operations	$1.00	$0.93	$1.98	$1.79
Loss from discontinued operations	(0.05)	(0.06)	(0.18)	(0.17)
Loss on disposal of discontinued operations	(0.53)	—	$(0.53)	—

Net Income	$0.42	$0.87	$1.27	$1.62

Weighted average shares outstanding:
Basic	42,294	42,760	42,348	42,967
Diluted	44,771	45,306	44,996	44,943

All periods presented reflect the classification of the Marine Division’s financial results and the loss on disposal of the division as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	For Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net income	$57,327	$72,898
Net loss from discontinued operations	31,813	7,412
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	43,525	38,359
Noncash compensation	11,892	11,395
Noncash income from financial services	(8,123)	(6,724)
Deferred income taxes	(550)	(3,792)
Changes in current operating items:
Trade receivables	(26,711)	(23,339)
Inventories	(31,487)	(66,460)
Accounts payable	79,886	31,922
Accrued expenses	(22,383)	4,501
Income taxes payable	524	23,877
Prepaid expenses and others, net	1,850	(4,628)

Net cash provided by continuing operations	137,563	85,421
Net cash flow provided (used) from discontinued operations	10,499	(10,244)

Net cash provided by operating activities	148,062	75,177

Investing Activities:
Purchase of property and equipment	(61,992)	(43,438)
Investments in finance affiliate and retail credit deposit, net	6,762	(176)

Net cash used for continuing operations investment activities	(55,230)	(43,614)
Net cash used for discontinued operations investment activities	(1,091)	(1,965)

Net cash used for investing activities	(56,321)	(45,579)

Financing Activities:
Borrowings under credit agreement	380,000	410,001
Repayments under credit agreement	(380,008)	(410,017)
Repurchase and retirement of common shares	(49,225)	(59,972)
Cash dividends to shareholders	(29,095)	(20,015)
Proceeds from stock issuances under employee plans	10,400	7,503

Net cash used for financing activities	(67,928)	(72,500)

Net increase (decrease) in cash and cash equivalents	23,813	(42,902)

Cash and cash equivalents at beginning of period	82,761	81,193

Cash and cash equivalents at end of period	$106,574	$38,291

All periods reflect the classification of the Marine Division results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

POLARIS INDUSTRIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Product Warranties

Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for all remaining products. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in Polaris’ accrued warranty reserve for the periods presented, excluding the discontinued marine business, is as follows:

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2004	2003	2004	2003
Accrued warranty reserve, beginning	$22,318	$23,214	$29,068	$29,369
Additions charged to expense	8,753	8,939	16,965	17,923
Warranty claims paid	(5,269)	(4,447)	(20,231)	(19,586)

Accrued warranty reserve, ending	$25,802	$27,706	$25,802	$27,706

Stock Based Employee Compensation

Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro-forma amounts:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income from continuing operations (in thousands):
As reported	$44,572	$42,238	$89,140	$80,310
Less: Additional compensation expense, net of tax	992	1,108	3,699	3,461

Pro forma	$43,580	$41,130	$85,441	$76,849

Net income from continuing operations per share (diluted):
As reported	$1.00	$0.93	$1.98	$1.79
Pro forma	$0.97	$0.91	$1.90	$1.71

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (in thousands):
As reported	$18,653	$39,477	$57,327	$72,898
Less: Additional compensation expense, net of tax	992	1,108	3,699	3,461

Pro forma	$17,661	$38,369	$53,628	$69,437

Net income per share (diluted):
As reported	$0.42	$0.87	$1.27	$1.62
Pro forma	$0.39	$0.85	$1.19	$1.55

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

NOTE 2.   Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2004	December 31, 2003
Raw Materials and Purchased Components	$51,783	$13,812
Service Parts, Garments and Accessories	56,550	63,516
Finished Goods	90,093	89,611

Inventories	$198,426	$166,939

NOTE 3.   Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 2.42 percent at September 30, 2004).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of September 30, 2004, total borrowings under the bank line of credit arrangement was $18,000,000 and has been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4.   Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The amount financed for dealers under this arrangement at September 30, 2004 was approximately $615,000,000.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.

A wholly owned subsidiary of Polaris has an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent with Household debt and 15 percent cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement, net of loss reserves, at September 30, 2004 is approximately $618,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

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

NOTE 5.   Investment in Manufacturing Affiliate

Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment in Robin is accounted for under the equity method, and is recorded as a component of Intangible and other assets in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Robin has been included as a component of Other expense (income) in the accompanying consolidated statements of income.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

NOTE 6.   Shareholders’ Equity

During the first nine months of 2004, Polaris paid $49,225,000 to repurchase and retire 1,126,000 shares of its common stock. As of September 30, 2004 the Company has authorization from its Board of Directors to repurchase up to an additional 3,290,000 shares of Polaris stock.

Polaris paid a regular cash dividend of $0.23 per share on August 16, 2004 to holders of record on August 2, 2004.

On October 21, 2004, the Polaris Board of Directors declared a regular cash dividend of $0.23 per share payable on or about November 15, 2004 to holders of record of such shares at the close of business on November 1, 2004.

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

A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	42,081	42,366	42,115	42,576
Director Plan	59	54	59	51
ESOP	154	340	174	340

Weighted average shares outstanding - basic	42,294	42,760	42,348	42,967
Net effect of dilutive stock options and restricted stock	2,477	2,546	2,648	1,976

Weighted average shares outstanding – diluted	44,771	45,306	44,996	44,943

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain (loss) on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$18,653	$39,477	$57,327	$72,898
Other comprehensive income:
Initial impact of changes in functional currencies of Canadian, Australian and New Zealand entities	—	—	—	(869)
Foreign currency translation adjustment	1,300	(98)	(1,065)	1,528
Unrealized gain (loss) on derivative instruments	(2,069)	3,766	2,196	(4,881)

Comprehensive income	$17,884	$43,145	$58,458	$68,676

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

Interest Rate Swap Agreements

Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At September 30, 2004, the fair value of the interest rate swap agreement was a liability of $1,997,000 which is recorded, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

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

At September 30, 2004, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $17,116,000, and an unrealized loss of $199,000 and open Canadian dollar contracts with notional amounts totaling U.S. $73,993,000 and an unrealized loss of $4,440,000. These contracts met the criteria for cash flow hedges and the net unrealized gains and losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

NOTE 9.   Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In the third quarter of 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax, or $23,852,000 after tax. This loss includes a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs.

In addition, the loss includes $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. Components of the accrued disposal costs are as follows (in thousands):

			Utilization
	Balance		Three Months and	Balance
	Prior to		Nine Months Ended	September
	Charge	Charge	September 30, 2004	30, 2004
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$3,960	$11,608	—	$15,568
Costs related to canceling supplier arrangements	—	14,159	($50)	14,109
Legal, regulatory, personnel and other costs	4,327	2,938	—	7,265
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	(4,424)	2,471

Total	$8,287	$35,600	($4,474)	$39,413

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year to date periods ended September 30, 2004 and 2003. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Results of Operations

Note: Unless otherwise noted, the following discussion relates only to results from continuing operations.

Sales were $510.6 million in the third quarter of 2004, representing a 15 percent increase from $444.4 million in sales for the same period in 2003. Total sales increased to $1,234.2 million for the year to date period ended September 30, 2004, up 13 percent from $1,097.0 million for the same period in 2003. The increase in sales is a result of sales increases in ATVs, Victory motorcycles and PG&A.

Sales of ATVs were $338.7 million in the third quarter of 2004, up 18 percent from third quarter 2003 sales of $287.7 million. Sales growth was driven by the successful introduction of the 2005 model year ATVs including the completely redesigned Sportsman line. Sales of Polaris ATVs outside of North America continued to grow, increasing 67 percent during the third quarter 2004 compared to the third quarter of 2003. Additionally, the Company introduced several new models that will begin shipping in the fourth quarter 2004 including the all new Sportsman 800 EFI (electronic fuel injection), the new Sportsman 700 MV (military version) and a new entry-level ATV called the Phoenix. For the nine month period ended September 30, 2004, sales of ATVs have increased 10 percent from the comparable period in 2003. The average ATV per unit sales price for the third quarter 2004 was slightly higher than last year’s third quarter due primarily to a mix change as more of the new higher priced Sportsman’s and RANGER models were sold during the third quarter of 2004.

Sales of snowmobiles were $94.7 million for the third quarter of 2004, a decrease of two percent from sales of $96.8 million for the comparable period in 2003 due to the differences in planned timing of shipments as most of the all-new 900 Fusion and 900 RMK snowmobiles will be shipped in the fourth quarter of 2004. For the nine month period ended September 30, 2004, sales of snowmobiles have increased 17 percent from the comparable period in 2003. The average snowmobile per unit sales price for the third quarter 2004 was down slightly compared to last year’s third quarter unit sales price due to mix change.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Sales of Victory motorcycles were $11.1 million for the third quarter 2004, a 128 percent increase from $4.9 million for the comparable period in 2003. For the nine month period ended September 30, 2004, sales of Victory motorcycles increased 35 percent from the comparable period in 2003. Growing brand recognition, an increase in the number and quality of Victory dealers and the initial production and shipment of the model year 2005 motorcycles contributed to the increase in sales for the third quarter 2004. The average per unit sales price for Victory motorcycles increased during the third quarter 2004 when compared to the same period in 2003 due to a product mix change as more of the higher priced Vegas and Kingpin models were sold during the third quarter of 2004.

PG&A sales were $66.1 million for the third quarter 2004, an increase of 20 percent from $55.0 million for the third quarter of 2003. Snowmobile and ATV PG&A sales growth was the primary reason for the increase in sales with both lines experiencing very strong growth during the third quarter 2004. The PG&A business continues to focus on accelerating innovation, maintaining high order fill rates and driving towards industry leading product and service quality. An example of the innovative products in PG&A is the recently introduced new Lock and Ride™ system developed exclusively for Polaris ATVs, which makes installation of ATV accessories fast and easy without the use of tools. For the nine month period ended September 30, 2004, PG&A sales have increased 16 percent from the comparable period in 2003.

Gross profit for the third quarter 2004 increased 12 percent to $123.4 million compared to $110.1 million for the third quarter 2003 primarily due to the growth in sales during the quarter. The gross profit margin as a percent of sales for the third quarter 2004 declined 60 basis points to 24.2 percent compared to the third quarter in 2003. The decline in the gross profit margin percentage was a result of increased raw material costs, primarily for steel, incremental transportation and fuel costs, and the added manufacturing startup costs associated with the increased number of new 2005 model year ATVs, Victory motorcycles and snowmobiles. These increased costs were partially offset by ongoing product cost reduction efforts during the third quarter of 2004.

For the year to date period ended September 30, 2004, gross profit increased 16 percent to $293.2 million or 23.8 percent of sales compared to $253.8 million or 23.1 percent of sales in the comparable period in 2003. The gross profit and gross profit margin percentage improvement for the year to date period was generated from increased sales, production efficiency gains and ongoing cost reduction efforts, as well as a sales mix benefit. These positive benefits were partially offset by a higher level of sales promotional expenses required and higher commodity costs incurred in the first nine months of 2004 compared to the same period last year.

Operating expenses in the third quarter of 2004 increased 18 percent to $63.5 million from $53.6 million in the comparable 2003 period. As a percentage of sales, operating expenses increased to 12.4 percent for the third quarter of 2004 compared to 12.1 percent for the same period in 2003. For the year to date period ended September 30, 2004, operating expenses increased 19 percent to $180.6 million or 14.6 percent of sales compared to $151.4 million or 13.8 percent of sales in the comparable period in 2003. Operating expenses increased for the quarter and year to date periods primarily due to the continuation of initiatives taken to accelerate the design, development and introduction of new products, as well as distribution network improvements and added expense related to the growing international subsidiaries, and a one-time expense related to the 50th Anniversary celebration held in July 2004.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Income from financial services increased two percent to $7.4 million in the third quarter 2004, up from $7.3 million in the third quarter 2003. The growth rate of financial services moderated during the third quarter as the retail credit penetration rate has stabilized. For the year to date period ended September 30, 2004, income from financial services increased 41 percent to $22.8 million compared to $16.2 million in the comparable period in 2003. The increase for the year to date 2004 period is primarily due to increased profitability generated from the retail credit portfolio as consumers utilized available retail financing options in greater numbers. The credit quality of the retail credit portfolio has remained stable and credit losses continue to be in line with expectations.

Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented. In the third quarter of 2004, the Company recorded a loss on disposal of discontinued operations of $35.6 million before tax or $23.9 million after an $11.7 million tax benefit. This loss includes a total of $28.7 million dollars in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, the loss includes $6.9 million in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory.

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
Sales	$3,142	$3,291	$47,838	$41,756

Loss on discontinued operations before income tax benefit	$(3,086)	$(4,091)	$(11,883)	$(10,981)
Income Tax benefit	(1,019)	(1,330)	(3,922)	(3,569)

Loss on discontinued operations, net of tax	$(2,067)	$(2,761)	$(7,961)	$(7,412)

Loss on disposal of discontinued operations, net of tax	$(23,852)	—	$(23,852)	—

Cash Dividends

Polaris paid a $0.23 per share dividend on August 16, 2004 to shareholders of record on August 2, 2004. On October 21, 2004, the Polaris Board of Directors declared a regular cash dividend of $0.23 per share payable on or about November 15, 2004 to holders of record of such shares at the close of business on November 1, 2004.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Liquidity and Capital Resources

Net cash provided by continuing operating activities from continuing operations totaled $137.6 million for the nine months ended September 30, 2004 an increase of 61 percent compared to net cash provided by continuing operating activities of $85.4 million for the nine months ended September 30, 2003. A reduction in cash required to fund factory inventory levels in the year to date period of 2004 compared to the same period last year and higher accounts payable balances were the primary reasons for the significant increase in net cash provided by operating activities of continuing operations during the first nine months of 2004. Net cash used for investing activities from continuing operations was $55.2 million during the first nine months of 2004 and primarily represents the purchase of property and equipment offset somewhat by a reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $67.9 million during the nine months ended September 30, 2004, which primarily represents dividends paid to shareholders and the repurchase of common shares. Cash and cash equivalents totaled $106.6 million at September 30, 2004.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 2.42 percent at September 30, 2004). As of September 30, 2004, total borrowing under this credit arrangement was $18.0 million and has been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was five percent at September 30, 2004 compared to six percent at September 30, 2003.

The following table summarizes the Company’s significant future contractual obligations at September 30, 2004 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$18.0	—	—	$18.0
Operating leases	4.2	$2.0	$2.1	0.1
Capital leases	0.8	0.2	0.6	—

Total	$23.0	$2.2	$2.7	$18.1

Additionally, at September 30, 2004, Polaris had letters of credit outstanding of $10.1 million related to purchase obligations for raw materials.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

Year to date 2004, Polaris paid $49.2 million to repurchase and retire approximately 1.1 million shares of its common stock. The shares repurchased had a positive impact on earnings per share of approximately $0.01 per share for the year to date period ended September 30, 2004. The Company has authorization from its Board of Directors to repurchase up to an additional 3.3 million shares of Polaris stock as of September 30, 2004.

Management believes that existing cash balances and bank borrowings, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

repurchases, and capital requirements for the foreseeable future. At this time, management is not aware of any adverse factors that would have a material impact on cash flow.

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a wholly owned subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent with a loan from an affiliate of GECDF and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

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

A wholly owned subsidiary of Polaris has an agreement with Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to seven and one-half percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15.0 million.

As of September 30, 2004, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $615.0 million, a seven percent increase from $573.0 million at September 30, 2003. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership. The Household retail credit portfolio balance as of September 30, 2004, was approximately $618.0 million, up from $469.0 million at September 30, 2003. Credit losses have averaged slightly more than three percent of the portfolio balance, in line with Company expectations.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Inflation and Foreign Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar year 2003, purchases totaling 11 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year to date periods ended September 30, 2004 were negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2003. At September 30, 2004 Polaris had open Japanese yen foreign exchange hedging contracts in place for the remainder of 2004 with notional amounts totaling $17.1 million with an average rate of approximately 108 yen to the dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales during the fourth quarter of 2004 when compared to the same period in 2003.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relationship to the Canadian dollar has resulted in higher gross margin levels in the third quarter and year to date periods ended September 30, 2004 when compared to the same periods in 2003. At September 30, 2004 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the first quarter of 2005 with notional amounts totaling $74.0 million with an average rate of approximately 0.75. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income during the fourth quarter of 2004 when compared to the same period in 2003.

Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in higher gross margin levels on a comparable basis in the third quarter and year to date periods ended September 30, 2004 when compared to the same periods in 2003. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2004. In view of the current foreign exchange rate level for the Euro, Polaris anticipates that the Euro-U.S. dollar exchange rate will have a positive effect on net income during the fourth quarter of 2004 when compared to the same period in 2003.

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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

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
September 30, 2004

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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Item 4

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the third quarter of 2004.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

PART II. OTHER INFORMATION

     Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Program	the Program (1)
July 1 – 31, 2004	104,000	$47.20	104,000	3,450,000
August 1 – 31, 2004	141,000	$47.25	141,000	3,309,000
September 1 - 30, 2004	19,000	$50.22	19,000	3,290,000

Total	264,000	$48.22	264,000	3,290,000

(1) Our Board of Directors approved the repurchase of up to an aggregate of 23 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 19.7 million shares have been repurchased through September 30, 2004. This Program does not have an expiration date.

     Item 6-Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31(a) – Certification of Chief Executive Officer – Section 302

Exhibit 31(b) – Certification of Chief Financial Officer – Section 302

Exhibit 32(a) – Certification of Chief Executive Officer – Section 906

Exhibit 32(b) – Certification of Chief Financial Officer – Section 906

(b)	Reports on Form 8-K

     During the quarter ended September 30, 2004, the Company furnished to the Securities and Exchange Commission the following reports on Form 8-K:

     1. Current Report on Form 8-K containing a copy of materials to be used by executives of the Company in presentations to investors and others was furnished on July 22, 2004 under Item 9.

     2. Current Report on Form 8-K including its press release announcing the Company’s decision to cease manufacture of marine products, disclosing the expected costs of such decision and containing a copy of materials to be used by executives of the Company in presentations to investors and others was furnished on September 2, 2004 under Items 2.02, 2.05, 7.01 and 9.01.

     On October 14, 2004, the Company furnished under Item 2.02 a Current Report on Form 8-K including its press release announcing the Company’s third quarter 2004 financial results and copies of the Company’s unaudited consolidated statements of income, unaudited consolidated balance sheets and unaudited consolidated statements of cash flows, which were discussed by management during the earnings conference call hosted on that date.

     Also, on October 21, 2004, the Company filed under Item 5.02 a Current Report on Form 8-K including its press release announcing the election of Robert L. Caulk as a director of the Company.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC.
(Registrant)

Date: November 4, 2004	/s/ Thomas C. Tiller

Thomas C. Tiller
President and Chief Executive Officer

Date: November 4, 2004	/s/ Michael W. Malone

Michael W. Malone
Vice President, Finance, Chief Financial Officer, and Secretary
(Principal Financial and Chief Accounting Officer)