Form 10-K
period 2004-12-31
POLARIS INDUSTRIES INC/MN
filed 2005-03-01
CIK 931015

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓      No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ✓      No
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,807,318,379 as of February 22, 2005, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
     As of February 22, 2005, 43,020,045 shares of Common Stock, $.01 par value, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2004 (the “2004 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.
     Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 21, 2005 filed with the Securities and Exchange Commission (the “2005 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.
2004 FORM 10-K ANNUAL REPORT

i

PART I
Item 1.     Business
      Polaris Industries Inc. (the “Company” or “Polaris”), a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The term “Polaris” as used herein refers to the business and operations of the Company, its subsidiaries and its predecessors which began doing business in the early 1950’s. Polaris designs, engineers and manufactures all terrain vehicles (“ATVs”), snowmobiles, and motorcycles and markets them, together with related replacement parts, garments and accessories (“PG&A”) through dealers and distributors principally located in the United States, Canada and Europe. Sales of ATVs, snowmobiles, motorcycles, and PG&A accounted for the following approximate percentages of Polaris’ sales for the years ended December 31:

	ATVs	Snowmobiles	Motorcycles	PG&A

2004	66%	16%	4%	14%
2003	67%	15%	4%	14%
2002	64%	20%	2%	14%
      On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.
Industry Background
      All Terrain Vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.
      ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (Bombardier) entered in 1998. In 2003, John Deere announced its planned entrance into the North American ATV market in early 2004. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown consistently. Polaris estimates that during the calendar year 2004 the industry grew seven percent with approximately 1,129,000 ATVs sold worldwide.
      Polaris also competes in the utility vehicle market with its RANGER™ off-road utility vehicle platform. The utility vehicle market grew approximately 15 percent during the calendar year 2004 and is approximately a 144,000 unit market in North America.
      Snowmobiles. In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.
      Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that during the season ended March 31, 2004, industry sales of snowmobiles on a worldwide basis were approximately 181,000 units, down three percent from the previous season.

      Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.
      Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1993 to 2002. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined grew six percent in 2004 with approximately 443,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.
Products
      All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of twenty models, includes general purpose, sport and four-wheel drive utility models, with 2005 model year suggested United States retail prices ranging from approximately $1,800 to $8,600. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris has a six-wheel off-road utility vehicle and the Polaris RANGER™, an off-road side by side utility and recreational vehicle. In 2001, Polaris expanded its utility line called the Polaris Professional Series (PPS) with a sourced all surface loader product as well as a 4X4 and 6X6 ATV (ATV Pro), each of which were modifications of existing products. In 2004, the Polaris Professional Series (“PPS”) line was phased out and the RANGER™ line expanded to meet both the commercial and recreational customer. The main competitors for the RANGER™ are John Deere, Kawasaki and Yamaha.
      Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand all-wheel drive (“AWD”) provides industry leading traction performance and ride quality thanks to its on demand, easy shift on-the-fly patented design. Polaris’ ATVs include two cycle and four cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI.
      Prior to 1989, the ATV industry experienced some reduced demand arising from publicity surrounding safety-related and environmental concerns. However, management believes this market has since stabilized and sustained consistent growth.
      Snowmobiles. Polaris produces a full line of snowmobiles, consisting of thirty-seven models, ranging from youth to utility and economy models to performance and competition models. The 2005 model year suggested United States retail prices ranged from approximately $2,100 to $11,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.
      Motorcycles. In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the Victory™ brand name. Currently Polaris’ line of motorcycles consists of seven models, the Victory Vegas™, Kingpin™, Touring Cruiser (TC), Hammer, Eight Ball, and a limited edition Arlen Ness Signature Series Vegas™ and Kingpin™. Suggested United States retail prices for the 2005 model year Victory motorcycles ranged from approximately $13,000 to $20,300.
      Parts, Garments and Accessories. Polaris produces or supplies a variety of replacement parts and accessories for its ATVs, snowmobiles, motorcycles and personal watercraft (“PWC”). ATV accessories include products such as winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include products such as saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories.
      Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, leathers and hats for its snowmobile, ATV, and motorcycle lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.
      Discontinued Operations — Marine Products. Polaris entered the PWC market in 1992. Polaris’ 2004 line of watercraft consisted of eight models across the touring, performance and racing segments. In early 2003 Polaris announced its entry into the sport boat market with the Polaris EX2100 and LE2100 Sport Boat line, a sourced product from Brunswick Corporation. The 2004 model year suggested United States retail prices for Polaris’ PWC ranged from approximately $6,500 to $9,700 and $25,000 to $26,000 for the Sport Boat line. On September 2, 2004, the Company announced that it had decided to cease to manufacture marine products effective immediately. As technology and the distribution channel evolved, the marine division’s lack of commonality with other Polaris product lines created challenges for Polaris and its dealer base. In recent years the marine division has experienced escalating costs and increasing competitive pressures. The marine business has never been profitable for Polaris since its inception in 1992. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.
Manufacturing and Distribution Operations
      Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facility in Spirit Lake, Iowa. Since snowmobiles, ATVs and motorcycles incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, and motorcycles. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the products, since many employees own snowmobiles, ATVs, and motorcycles. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1994, Polaris acquired a manufacturing facility in Spirit Lake, Iowa in order to expand the assembly capacity of the Company. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production includes welding, finish painting, and final assembly. Certain Victory operations, including engine assembly and the bending of frame tubes are conducted at the Osceola, Wisconsin facility. In 2001, all seat manufacturing was moved to a leased facility in St. Croix Falls, Wisconsin. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which has increased capacity and enhanced production flexibility.
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
      Polaris has been designing and producing its own engines for selected models of snowmobiles since 1995 and all Victory motorcycles since 1998. In 2001, Polaris began producing its own engines for select ATV models. Polaris purchased a building adjacent to the Osceola facility to house the manufacturing of these Polaris-designed and built domestic engines.

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
      In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for PWC and certain model year 2006 snowmobiles. And in 2004, Polaris entered into an agreement with a Taiwan manufacturer to co-design, develop and produce the new value-priced Phoenix ATV model.
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
Production Scheduling
      Polaris’ products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers periodically throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers in the spring. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year. In addition, non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for snowmobiles, ATVs, and motorcycles and incorporated into each product’s production scheduling.
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
Sales and Marketing
      Polaris products are sold through a network of 1,900 dealers in North America, and five subsidiaries and 40 distributors in 126 countries outside of North America.
      Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs. At the end of 2004, approximately 900 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs through lawn and garden, and farm implement dealers.
      With the exception of France, Great Britain, Sweden, Norway, Australia and New Zealand, sales of Polaris’ products in Europe and other offshore markets are handled through independent distributors. In 1999, Polaris acquired certain assets of its distributor in Australia and New Zealand and now distributes its products to its dealer network in those countries through a wholly-owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products to its dealer network in France through a wholly-owned subsidiary. In 2002, Polaris acquired certain assets of its distributors in Great Britain, Sweden and Norway and now distributes its products to its dealer networks in Great Britain, Sweden and Norway through wholly-

owned subsidiaries. See Notes 1 and 10 of Notes to Consolidated Financial Statements for a discussion of international operations.
      Victory motorcycles are distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which many of the approximately 320 current Victory dealers were selected. Polaris expects to develop a Victory dealer network totaling approximately 400 to 500 dealers over the next three to four years.
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
      In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris does not guarantee the outstanding indebtedness of Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Finance, a subsidiary of General Electric Company. No significant change in the Polaris Acceptance relationship has resulted from the change of ownership from TDF. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
      Polaris has arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Great Britain, Ireland, New Zealand, Norway and Sweden) to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ATVs, motorcycles and related PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
      In October 2001 Household Bank (SB), N.A. (“Household”) and a subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. The agreement with Household provides that all income and losses of the retail credit portfolio are shared equally with 50 percent to Polaris and 50 percent to Household. Either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its investment ($48.3 million at December 31, 2004) plus an aggregate amount of not more than $15.0 million. In 2004, approximately 34 percent of the wholegood products sold to consumers in the United States were financed under these arrangements. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
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
      Polaris expended approximately $106.0 million for sales and marketing in 2004, $92.3 million in 2003, and $81.6 million in 2002.
Engineering, Research and Development, and New Product Introduction
      Polaris employs approximately 400 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspension for snowmobiles, long travel rear suspension for snowmobiles, the use of liquid cooling for snowmobile brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs and the use of electronic fuel injection for ATVs.
      Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris’ engineering department is equipped to make small quantities of new product prototypes for testing by Polaris’ testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions. In 2003, Polaris announced it would build a 100,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for Polaris’ line of ATVs and Victory motorcycles. Construction began in 2004 and is expected to be completed in 2005 at a total cost of approximately $35 million.
      Polaris expended for research and development approximately $60.7 million in 2004, $47.1 million in 2003, and $41.2 million in 2002.
Competition
      The ATV, snowmobile, motorcycle, and utility vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.
      Polaris’ products are competitively priced and management believes Polaris’ sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.
Product Safety and Regulation
      ATVs, snowmobiles, and motorcycles are subject to extensive federal and state safety, environmental and other government regulation.
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
      On January 13, 2005, Polaris announced that it had reached an agreement with the CPSC to pay $950,000 to settle two long-standing disputes. The disputes were related to CPSC allegations that in the late 1990’s Polaris was not timely in reporting two recalls related to problems with throttle controls and oil lines in certain Polaris ATV models. Polaris disagreed strongly with these allegations but agreed to settle with the CPSC to avoid continuing legal costs associated with protracted legal proceedings.
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
      Polaris PWC are subject to federal vehicle safety standards administered by the U.S. Coast Guard. Polaris believes that its PWC always complied with safety standards relevant to PWC.
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
      The EPA has existing regulations requiring PWC manufacturers to gradually reduce their average emissions between 1999 and 2006. CARB accelerated this scheduled emission reduction by requiring manufacturers to meet the EPA 2006 emission level by 2001 and requiring further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive PWC emission requirements. Polaris entered into a license agreement with Bombardier Motor Corporation of America to use the Ficht fuel injection technology which was used to meet PWC emission requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines for PWC and, most recently, certain model year 2006 snowmobiles.
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
      Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its business. Polaris is currently developing and obtaining engine and emission technologies that will meet the requirements of the new emission standards. Polaris believes that its Victory motorcycles, ATVs, PWC, and snowmobiles have always complied with applicable emission standards and related regulations.
      Use regulation. State and federal laws and regulations have been promulgated or are under consideration relating to the use or manner of use of Polaris’ products. Some states and localities have adopted, or are considering adoption of, legislation and local ordinances which restrict the use of PWC or ATVs to specified hours and locations. The federal government also has restricted the use of ATVs, PWC, and snowmobiles in some national parks. In several instances this restriction has been a ban on the recreational use of these vehicles.
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
Product Liability
      Polaris’ product liability insurance limits and coverage were adversely affected by the general decline in the availability of liability insurance starting in 1985. As a result of the high cost of premiums, and the historically insignificant amount of claims paid by Polaris, Polaris was self-insured from June 1985 to June 1996. In June 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded its self-insured retention levels. In September 2002, due to insurance market conditions resulting in significantly higher proposed premium costs, Polaris again elected not to purchase insurance for product liability losses. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.
      Product liability claims are made against Polaris from time to time. From 1981 through 2004, Polaris and its predecessors paid an aggregate of approximately $12.5 million in product liability claims from continuing operations. Polaris has recorded an accrued liability on its balance sheet of $5.3 million at December 31, 2004 for the possible payment of pending claims related to continuing operations. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985 or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.
Product Warranties
      Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Although Polaris employs quality control procedures, sometimes a product is distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements.
Effects of Weather
      Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Production Scheduling”) and shifting dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of ATVs, snowmobiles, motorcycles, or PG&A.
Employment
      Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2004, Polaris employed an average of approximately 3,600 persons. Approximately 1,400 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.
Available Information
      Polaris’ Internet website is http://www.polarisindustries.com. Polaris makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Polaris also makes available through its website its corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of its Board of Directors and its Code of Business Conduct and Ethics. Any shareholder wishing to receive a copy of these corporate governance materials should write to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on Polaris’ website is not part of this report.

Item 2.	Properties
      The following sets forth the Company’s material facilities as of December 31, 2004.

		Owned	Square
Location	Facility Type/Use	or Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	270,800
Spirit Lake, Iowa	R & D Building	Leased	10,500
Spirit Lake, Iowa	Warehouse	Leased	10,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing	Owned	637,000
Roseau, Minnesota	Injection Molding	Owned	57,000
Vermillion, South Dakota	Distribution Center	Owned	256,000
Vermillion, South Dakota	Warehouse	Leased	18,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	192,500
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
St. Croix Falls, Wisconsin	Component Parts Manufacturing	Leased	59,500
Ballarat, Victoria, Australia	Office and Warehouse	Leased	12,000
Winnipeg, Manitoba, Canada	Office and Warehouse	Leased	48,000
Passy, France	Office and Warehouse	Leased	10,000
Askim, Norway	Office and Warehouse	Leased	10,760
Ostersund, Sweden	Office and Warehouse	Leased	14,280
Gloucester, United Kingdom	Office and Warehouse	Leased	8,650
Wyoming, Minnesota	R & D Building (In process)	Owned	100,000
      Polaris owns substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for ATVs, snowmobiles and motorcycles. The Company believes Polaris’ manufacturing facilities are adequate in size and suitable for its present manufacturing needs.

Item 3.	Legal Proceedings
      Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial condition or the business of Polaris.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
      Set forth below are the names of the executive officers of the Company as of February 22, 2005, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Thomas C. Tiller	43	Chief Executive Officer and President
Jeffrey A. Bjorkman	45	Vice President — Operations
John B. Corness	50	Vice President — Human Resources
Michael W. Malone	46	Vice President — Finance, Chief Financial Officer and Secretary
Mary P. McConnell	52	Vice President and General Counsel
Bennett J. Morgan	41	Vice President and General Manager — ATV Division
Kenneth J. Sobaski	49	Vice President — Sales, Marketing and Business Development
      Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term with the exception of the CEO who has an employment agreement with the Company expiring on December 31, 2006. There are no family relationships between or among any of the executive officers or directors of the Company.
      Mr. Tiller was named President and Chief Operating Officer of the Company in July 1998. In 1999, Mr. Tiller was promoted to his present position of President and Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.
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
      Mr. Morgan has been Vice President and General Manager — ATV Division since November 2004. Mr. Morgan had been General Manager — ATV Division since May 2001. Prior thereto, Mr. Morgan was General Manager — PGA Division since 1997. Prior to his General Manager responsibilities, Mr. Morgan spent 10 years in various marketing, product development and operations responsibilities at Polaris after joining the Company in 1987.

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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2004 Annual Report is incorporated herein by reference.
      Polaris Shares Repurchased for the Quarter ended December 31, 2004

				Maximum Number
			Total Number of	of Shares That May
			Shares Purchased as	Yet Be Purchased
	Total Number of	Average Price Paid	Part of Publicly	Under the
Period	Shares Purchased	per Share	Announced Program	Program(1)

October 1 - 31, 2004	—	—	—	—
November 1 - 30, 2004	170,000	$63.50	170,000	3,120,000
December 1 - 31, 2004	100,000	$68.42	100,000	3,020,000

Total	270,000	$65.24	270,000	3,020,000

(1)	The Board of Directors approved the repurchase of up to an aggregate of 23.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which approximately 20.0 million shares have been repurchased through December 31, 2004. This Program does not have an expiration date.

Item 6.	Selected Financial Data
      The information under the caption “11-Year Selected Financial Data” appearing on pages 22 and 23 of the Company’s 2004 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2004, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Executive-Level Overview
      For the full year ended December 31, 2004, Polaris reported record net income from continuing operations of $136.8 million or $3.04 per diluted share, a 14 percent increase over net income from continuing operations of $119.8 million or $2.66 per diluted share for the year ended December 31, 2003. Sales from continuing operations for the full year ended December 31, 2004 totaled a record $1.773 billion, up 14 percent compared to sales from continuing operations of $1.552 billion for the full year 2003. The Company’s product lines consist of all-terrain recreational and utility vehicles (ATVs), snowmobiles, motorcycles and related parts, garments and accessories (PG&A). ATVs is the largest product line representing 66 percent of Polaris’ sales in 2004. The increase in sales in 2004 was due to balanced growth in all product lines. The increase in all product lines was driven primarily by new product introductions during the year. The Company sells its products through a network of 1,900 dealers in North America and five subsidiaries and 40 distributors in 126 countries outside of North America. The Company has increased its foreign presence with sales outside of North America representing 11 percent of total Company sales in 2004 compared to nine percent in 2003. The Company’s gross profit in 2004 increased 17 percent over 2003 primarily due to the higher sales volume and an increase in the gross profit margin percentage to 23.9 percent of sales in 2004 from 23.4 percent in 2003. Income from financial services increased 36 percent in 2004 compared to 2003. Net income from continuing operations for the Company increased 14 percent in 2004 over 2003.
      Effective September 2, 2004 the Company ceased to manufacture marine products. During the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35.6 million before tax ($23.9 million after tax) or $0.53 per diluted share. For the full year 2004, the loss from discontinued operations was $8.5 million, after tax, or $0.19 per diluted share, compared to a loss of $8.9 million or $0.20 per diluted share in 2003. Full year 2004 reported net income, including both continuing and discontinued operations and the loss on disposal of discontinued operations, was $104.5 million or $2.32 per diluted share, compared to $110.9 million, or $2.46 per diluted share for the full year 2003.
      Overall, 2004 was a good year for the Company; it represented the 50th year Polaris has provided high quality products to the market and marked the 23rd consecutive year of record earnings from continuing operations. During 2004 the Company introduced the most new products in its history which contributed to the higher sales and earnings growth for the year. The Company did face some challenges, namely rising commodity costs throughout 2004. However, steps were taken in 2004 to minimize the impact of these higher costs on the Company’s 2004 results. The Company anticipates that these costs will remain at higher levels throughout 2005.
Results of Operations

2004 vs. 2003

Continuing Operations
      Sales from continuing operations increased to $1.773 billion in 2004, representing a 14 percent increase from $1.552 billion in 2003. The increase in sales was primarily due to higher sales volume from all product lines, along with favorable currency rate movements in 2004.
      Sales of ATVs of $1,159.8 million in 2004 were 11 percent higher than $1,043.2 million in 2003. Sales growth was driven by the introduction of five completely new products and upgrades of several current models for model year 2005, including a new limited edition 700 EFI (electronic fuel injection) XP RANGERtm, an 800 EFI Sportsman, a military version ATV built for the retail consumer, a new Troy Lee Edition Predator 500 and the new value priced Phoenix. The average per unit sales price increased four percent due to the mix impact of the new products introduced during 2004 and favorable currency rates. Sales of ATVs comprised 66 percent of total Company sales in 2004 compared to 67 percent in 2003.
      Sales of snowmobiles of $288.4 million in 2004 were 26 percent higher than $229.2 million in 2003. The increase was due to new product introductions, including the Fusion 900 and 900 RMK models that include the new IQ chassis. In addition, lower levels of dealer inventory coming into the 2004-2005 selling season allowed for production increases in calendar year 2004. The average per unit sales price increased seven percent due to the higher percentage of higher priced performance snowmobiles sold in 2004 versus 2003, as well as the impact of favorable currency rates. Sales of snowmobiles comprised 16 percent of total Company sales in 2004 compared to 15 percent in 2003.
      Sales of Victory motorcycles of $74.0 million in 2004 were 29 percent higher than $57.4 million in 2003. The increase is attributable to improved brand recognition, the success of the Vegas and Kingpin models and improvement in the dealer network. Three new models were introduced for the 2005 model year including the Vegas 8-Ball, the Hammer with a more powerful engine, a six speed transmission and a 250mm rear tire, and the Ness Signature Series Kingpin. The average per unit sales price for motorcycles increased four percent, which was driven by product mix change as more of the higher priced Victory Vegas, Kingpin and Signature Series models were sold in 2004 compared to 2003. Sales of Victory motorcycles comprised four percent of total Company sales in both 2004 and 2003.
      Sales of PG&A of $251.0 million in 2004 were 13 percent higher than $222.5 million in 2003. The PG&A business was positively impacted by balanced growth during 2004 across each product line. PG&A sales comprised 14 percent of total Company sales in both 2004 and 2003.
      Gross profit increased to $424.3 million in 2004, representing a 17 percent increase over the $362.9 million gross profit in 2003. This increase in gross profit dollars was a result of higher sales volume and an increase in gross profit margin percentage to 23.9 percent of sales in 2004 from 23.4 percent in 2003. The gross profit margin for the full year 2004 benefited from continued efficiency gains and savings from various cost reduction initiatives. A net positive impact from currency fluctuations and a moderating sales promotion environment, particularly in ATVs during the fourth quarter 2004 also contributed to the improved gross margins for the year. These improvements, in aggregate, were reduced somewhat by increased raw material costs, primarily for steel, incremental transportation and fuel costs, and the added manufacturing startup costs associated with the increased number of new 2005 model year ATVs, snowmobiles and Victory motorcycles. Warranty expenses increased eight percent to $26.3 million for the year ending December 31, 2004 compared to $24.4 million in the prior year. This increase in warranty expense in 2004 is principally the result of higher sales volume during the year particularly from the international operations which typically have longer warranty periods.
      Operating expenses in 2004 increased 18 percent to $244.7 million from $206.6 million in 2003. Expressed as a percentage of sales, operating expenses increased to 13.8 percent in 2004 from 13.3 percent in 2003. Research and development expenses increased 29 percent in 2004 as the Company continued to invest in reducing the lead time for designing, developing and introducing new products as well as to increase the success rate of new product introductions. Sales and marketing expenses increased 15 percent in 2004 as Polaris continued to upgrade the distribution network of 1,900 dealers in North America in the area of sales, service, merchandising and strengthening of the Polaris brand through advertising efforts to accelerate future growth. Additionally, approximately $2.8 million was spent to celebrate Polaris’ 50th Anniversary during 2004. General and administrative expenses increased 16 percent in 2004 primarily related to higher expenses and currency fluctuations related to the growing international subsidiaries and a positive move in the stock price that increased stock-based compensation expenses during 2004.
      Income from financial services in 2004 increased 36 percent to $32.0 million compared to $23.6 million for 2003 due to increases in the receivable balances of both the retail and wholesale credit arrangements. Retail credit losses, which have increased to approximately four percent of the retail portfolio balance, continue to be in line with the Company’s expectations and the experience of portfolios similar in nature and maturity.
      Non-operating other expense increased $5.4 million in 2004 when compared to 2003 primarily due to the weak U.S. dollar and the resulting effects of foreign currency hedging transactions related primarily to the Canadian dollar.
      Net income from continuing operations in 2004 was $136.8 million, an increase of 14 percent from $119.8 million in 2003. Net income from continuing operations as a percent of sales was 7.7 percent in 2004, equal to the 2003 percentage. Net income per diluted share from continuing operations increased 14 percent to $3.04 in 2004 from $2.66 in 2003.

Discontinued Operations
      Effective September 2, 2004 the Company ceased to manufacture marine products. The marine products division’s financial results are being reported separately as discontinued operations for all periods presented. During the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35.6 million before tax, or $23.9 million after tax, or $0.53 per diluted share. This loss includes the estimated costs to support the dealers in selling their remaining inventory, additional incentives and discounts to encourage consumers to purchase remaining products, the disposal of factory inventory, tooling and other physical assets, and the cancellation of supplier arrangements. For the full year 2004, the loss from discontinued operations was $8.5 million, after tax, or $0.19 per diluted share, compared to a loss of $8.9 million or $0.20 per diluted share in 2003. Full year 2004 reported net income, including both continuing and discontinued operations and the loss on disposal of discontinued operations was $104.5 million or $2.32 per diluted share, compared to $110.9 million, or $2.46 per diluted share for the full year 2003.

2003 vs. 2002

Continuing Operations
      Sales from continuing operations increased to $1.552 billion in 2003, representing a six percent increase from $1.468 billion in 2002. The increase in sales was due to higher sales volume primarily from ATVs, Victory motorcycles and PG&A along with favorable currency rate movement in 2003, partially offset by lower snowmobile sales.
      Sales of ATVs of $1,043.2 million in 2003 were 11 percent higher than $937.9 million in 2002. The increase in sales was a direct result of new product introductions including the All Terrain Pickup (ATP) which was named 2004 “ATV of the Year” by ATV Magazine, the introduction of the new Sportsmantm 700 EFI (electronic fuel injection) ATV, the first EFI 4 x 4 in the industry, continued strength of the RANGERtm utility vehicle product line and strong international sales growth. This sales growth offset higher promotional costs incurred during the year. The average per unit sales price increased six percent due to the mix impact of the new products introduced during 2003 and favorable currency rates. Sales of ATVs comprised 67 percent of total Company sales in 2003 compared to 64 percent in 2002.
      Sales of snowmobiles of $229.2 million in 2003 were 22 percent lower than $293.4 million in 2002. The decrease was due to the lack of significant snowfall the previous season throughout much of North America, which resulted in a planned overall lower production schedule for the 2003 calendar year. As a result of the conservative production schedule in 2003, dealer inventories of Polaris snowmobiles at December 31, 2003 were significantly lower than in the prior year. The average per unit sales price increased seven percent as a higher percentage of higher priced performance snowmobiles were sold in 2003 versus 2002, as well as the impact of favorable currency rates. Sales of snowmobiles comprised 15 percent of total Company sales in 2003 compared to 20 percent in 2002.
      Sales of Victory motorcycles of $57.4 million in 2003 were 70 percent higher than $33.8 million in 2002. The increase was primarily attributable to the positive acceptance of the new Vegas model, which was named 2003’s best cruiser motorcycle by four leading motorcycle enthusiast magazines. Shipments to dealers of the new Kingpin cruiser motorcycle began in the fourth quarter 2003. The average per unit sales price for motorcycles increased 15 percent, which was driven by product mix change as the higher priced Victory Vegas continued to gain recognition and acceptance by the consumer. Sales of Victory motorcycles comprised four percent of total Company sales in 2003 compared to two percent in 2002.
      Sales of PG&A of $222.5 million in 2003 were 10 percent higher than $203.1 million in 2002. The PG&A business was positively impacted by balanced growth during the year across each product line, with the exception of snowmobile related PG&A products. PG&A sales comprised 14 percent of total Company sales in both 2003 and 2002.
      Gross profit increased to $362.9 million in 2003, representing a nine percent increase over the $332.4 million gross profit in 2002. This increase in gross profit dollars was a result of higher sales volume and an increase in gross profit margin percentage to 23.4 percent of sales in 2003 from 22.6 percent in 2002. The gross profit margin for the full year 2003 also benefited from several ongoing initiatives, including continued efficiency gains from the Roseau facility redesign; savings from various cost reduction initiatives; and higher margins in the international business generated from the new dealer direct distribution models in Great Britain, Sweden and Norway. A net positive impact of currency fluctuations during the year also contributed to improved gross margins. These improvements, in aggregate, were offset somewhat by a higher level of promotional expenses required in 2003. Warranty expenses increased 16 percent to $24.4 million for the year ending December 31, 2003 compared to $21.0 million in the prior year. This increase in warranty expense in 2003 was principally the result of the following: (a) ATV and snowmobile product recalls in the 2003 period which resulted in additional warranty expense recorded, (b) the Company’s decision to provide extended coverage of certain claims relating to prior model year snowmobiles that were out of the warranty period but had low mileage due to the lack of snowfall in prior years and (c) longer warranty periods offered for snowmobiles through certain promotional programs.
      Operating expenses in 2003 increased 13 percent to $206.6 million from $182.6 million in 2002. Expressed as a percentage of sales, operating expenses increased to 13.3 percent in 2003 from 12.4 percent in 2002. Operating expenses increased for the full year 2003 primarily due to the continuation of initiatives taken to accelerate the design and introduction of new products and the added expense of the new international subsidiaries. Research and development expenses increased 14 percent in 2003 as the Company continued to invest in reducing the lead time for designing, developing and introducing new products as well as to increase the success rate of new product introductions. Sales and marketing expenses increased 13 percent in 2003 as Polaris committed additional resources toward upgrading the distribution network of nearly 1,900 dealers in North America in the area of sales, service, merchandising and strengthening of the Polaris brand through advertising efforts to accelerate future growth. General and administrative expenses increased 12 percent in 2003 primarily related to additional expenses of the new international subsidiaries.
      Income from financial services in 2003 increased 61 percent to $23.6 million compared to $14.6 million for 2002 primarily due to growth in the percentage of consumers making use of available retail financing options and increases in Company-sponsored retail finance sales incentives. The credit quality of the retail credit portfolio remained stable and retail credit losses, which averaged slightly above three percent of the portfolio balance, continued to be in line with expectations.
      Non-operating other income decreased from 2002 levels due to the effects of foreign currency hedging transactions related primarily to the Canadian dollar.
      Net income from continuing operations in 2003 was $119.8 million, an increase of eight percent from $111.3 million in 2002. Net income from continuing operations as a percent of sales was 7.7 percent in 2003, an increase from 7.6 percent in 2002. Net income per diluted share from continuing operations increased 13 percent to $2.66 in 2003 from $2.36 in 2002.

Discontinued Operations
      For the full year 2003, the loss from discontinued operations was $8.9 million, after tax, or $0.20 per diluted share compared to a loss of $7.7 million or $0.17 per diluted share in 2002. Full year 2003 reported net income, including both continuing and discontinued operations was $110.9 million or $2.46 per diluted share, compared to $103.6 million, or $2.19 per diluted share for the full year 2002.
Critical Accounting Policies
      The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following: revenue recognition, sales promotions and incentives, dealer holdback programs, product warranties and product liability.
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

      Sales promotions and incentives: Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2004 and 2003, accrued sales promotions and incentives were $59.3 million and $62.1 million, respectively, reflecting a slight decrease in the ATV sales promotions and incentives environment during late 2004 partially offset by increased dealer inventory levels. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.
      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $78.2 million and $70.4 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2004 and 2003, respectively.
      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2004 and 2003, the warranty reserve was $28.2 million and $29.1 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.
      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2004 and 2003 the Company had accruals of $5.3 million and $5.7 million, respectively, for the possible payment of pending claims. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. While management believes the product liability reserve is adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.
New Accounting Pronouncements
      Polaris implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” during the third quarter 2003. This was an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses the consolidation of variable interest entities by businesses. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that the Company has no variable interest entities.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. The Company has determined at this time to implement the statement during the interim period ending September 30, 2005, but as of yet the Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.
Liquidity and Capital Resources
      Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under credit arrangements of $250.0 million. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
      During 2004, Polaris generated net cash from continuing operating activities of $245.4 million, up 46 percent from 2003. The net cash was utilized for the repurchase of shares of common stock of $66.8 million, to fund capital expenditures of $88.8 million and to pay cash dividends of $38.9 million. During 2003, Polaris generated net cash from continuing operating activities of $167.8 million, which was utilized to fund capital expenditures of $59.2 million, repurchase shares of common stock of $73.1 million and pay cash dividends of $26.7 million.
      The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million expiring on June 25, 2009. This arrangement provides borrowing for working capital needs and the repurchase and retirement of shares of common stock. Borrowings under the lines of credit bear interest based on LIBOR or “prime” rates. At December 31, 2004 and 2003, Polaris had total borrowings under the lines of credit of $18.0 million. The Company’s debt to total capital ratio was five percent at December 31, 2004 and at December 31, 2003. Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. At December 31, 2004, the effect of this agreement was to fix the interest rate at 7.21 percent for $18.0 million of any borrowing until June 2007.
      The following table summarizes the Company’s significant future contractual obligations at December 31, 2004 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement	$18.0	$—	$—	$18.0
Interest expense under swap agreement	3.2	1.3	1.9	—
Operating leases	6.1	2.3	3.2	0.6
Capital leases	0.7	0.4	0.3	—

Total	$28.0	$4.0	$5.4	$18.6

      Additionally, at December 31, 2004, Polaris had letters of credit outstanding of $2.3 million related to purchase obligations for raw materials. The Company has no off balance sheet arrangements other than operating leases which are included in the table above.
      The Polaris Board of Directors has authorized the cumulative repurchase of up to 23.0 million shares of the Company’s common stock. During 2004, Polaris paid $66.8 million to repurchase and retire approximately 1.4 million shares. The shares repurchased had a positive impact on earnings per share of approximately $0.05 per share for the year ended December 31, 2004. The Company has authorization from its Board of Directors to repurchase up to an additional 3.0 million shares of Polaris stock as of December 31, 2004.
      Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. Substantially all of the worldwide sales of snowmobiles, ATVs, motorcycles and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2004 and 2003, was approximately $795.2 million and $694.0 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units.
      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF ($578.2 million at December 31, 2004) and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. This agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.
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
      Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income. As of December 31, 2004, the wholesale portfolio for dealers in the United States was $669.4 million, a 15 percent increase from $580.9 million at December 31, 2003. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
      In October 2001, a wholly owned subsidiary of Polaris entered into agreements with Household and an affiliate of Household to provide private label retail credit financing through installment and revolving loans to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and its affiliate and is funded by Household and its affiliate except to the extent of a cash deposit by Polaris’ subsidiary equal to 7.5 percent of the revolving credit portfolio balance. Polaris’ deposit with Household is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. Polaris’ subsidiary participates in 50 percent of the profits or losses of the revolving credit portfolio. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreements, either party has the right to terminate the agreements if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit ($48.3 million at December 31, 2004) plus an aggregate amount of not more than $15.0 million.
      The Household retail credit portfolio balance as of December 31, 2004, was $665.2 million, up substantially from $517.4 million at December 31, 2003. As expected, this portfolio continues to grow rapidly as the penetration rate increases from better linkage with the Company’s promotional efforts. In 2004, approximately 34 percent of the wholegoods products sold to consumers in the United States were financed under this arrangement, up from 32 percent in 2003. Retail credit losses, which have increased to approximately four percent of the portfolio balance, continue to be in line with Polaris’ expectations and the experience of portfolios similar in nature and maturity. The Company believes it has established adequate reserves for the retail credit portfolio and, together with Household, continues to pay close attention to loss reserve levels and to monitor delinquency trends closely.
      Improvements in manufacturing capacity and product development during 2004 include (a) expenditures of $17.0 million for the construction of a new research and product development facility in Wyoming, Minnesota, (b) expenditures of $3.7 million for the expansion of the research and development facility at the Roseau, Minnesota location, (c) tooling expenditures for new product development across all product lines of $17.5 million, and (d) expenditures of $7.7 million to purchase returnable crates for the shipment of snowmobiles, Polaris anticipates that capital expenditures for 2005, including tooling and research and development equipment, as well as the remaining funding of approximately $18.0 million for the completion of the new product development facility in Wyoming, Minnesota, will range from $85.0 million to $95.0 million.
      Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2005. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates and Interest Rates
      Polaris does not believe that inflation has had a material impact on the results of its operations in 2004. However, the changing relationships of primarily the U.S. dollar to the Canadian dollar, Euro and Japanese yen have had a material impact from time-to-time.
      During 2004, purchases totaling 13 percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The weakening of the U.S. dollar in relation to the Japanese yen has resulted in higher raw material purchase prices during 2004. Polaris’ cost of sales in 2004 was negatively impacted by the Japanese yen exchange rate fluctuation when compared to the prior year. In view of the foreign exchange hedging contracts entered into in early 2005, Polaris anticipates that the yen-dollar exchange rates will have a slightly negative impact on cost of sales during the hedged periods of 2005 when compared to 2004.
      Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 11 percent of total Polaris sales in 2004. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar weakened in relation to the Canadian dollar in 2004 which resulted in a positive financial impact on Polaris gross margins when compared to the same periods in 2003. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar to U.S. dollar exchange rates will have a favorable impact on net income during 2005 compared to 2004 for the hedged periods.
      In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2004, Polaris had open Canadian dollar foreign exchange hedging contracts with notional amounts totaling $86.5 million U.S. dollars, which mature at various times through the third quarter 2005. The average exchange rate of the Canadian dollar foreign exchange hedging contracts is 0.78 U.S. dollar per Canadian dollar. At December 31, 2004, the Company had no Japanese yen or Euro foreign exchange hedging contracts in place.
      The fair values of the Canadian dollar hedge contracts at December 31, 2004 represent an unrealized loss of $4.7 million. A ten percent fluctuation in the currency rates as of December 31, 2004 would have resulted in a change in the fair value of the Canadian dollar hedge contracts of approximately $8.6 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

      Polaris is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $250.0 million until maturity. Interest is charged at variable rates based on LIBOR or “prime”. Additionally, Polaris is a party to an interest rate swap agreement that locks in a fixed interest rate on $18.0 million of long-term debt. The Company is exposed to interest rate changes on any borrowings during the year in excess of $18.0 million. Based upon the average outstanding line of credit borrowings of $50.3 million during 2004, a one-percent fluctuation in interest rates would have had approximately a $0.3 million impact on interest expense in 2004.
      Polaris has been manufacturing its own engines for selected models of snowmobiles since 1995, motorcycles since 1998 and ATVs since 2001 at its Osceola, Wisconsin facility. Also, in 1995, Polaris entered into an agreement with Fuji Heavy Industries Ltd. to form Robin Manufacturing U.S.A., Inc. (“Robin”). Under the terms of the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.
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
Management’s Report on Company’s Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
      Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2004. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which report appears on the following page.

Thomas C. Tiller
President and Chief Executive Officer

Michael W. Malone
Vice President — Finance,
Chief Financial Officer and Secretary
February 21, 2005
Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Polaris Industries Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Company’s Internal Control over Financial Reporting, that Polaris Industries Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Polaris Industries Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 21, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Polaris Industries Inc.
      We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 21, 2005

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$138,469	$82,761
Trade receivables, net of allowance for doubtful accounts of $4,334 and $5,638	71,172	50,574
Inventories, net	173,624	166,939
Prepaid expenses and other	12,090	10,718
Deferred income taxes	65,489	59,517
Current assets from discontinued operations	4,811	17,207

Total current assets	465,655	387,716
Property and Equipment
Land, buildings and improvements	77,910	67,561
Equipment and tooling	386,575	328,656

	464,485	396,217
Less accumulated depreciation	(263,584)	(224,473)

Net property and equipment	200,901	171,744
Investments in Finance Affiliate and Retail Credit Deposit	98,386	79,578
Goodwill, net	24,798	24,295
Intangibles and Other Assets, net	3,185	3,342
Long term assets from discontinued operations	—	4,677

Total Assets	$792,925	$671,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,302	$63,045
Accrued expenses:
Compensation	50,815	39,730
Warranties	28,243	29,068
Sales promotions and incentives	59,348	62,091
Dealer holdback	78,214	70,396
Other	36,084	34,039
Income taxes payable	31,001	22,540
Current liabilities from discontinued operations	25,186	9,569

Total current liabilities	405,193	330,478
Deferred Income Taxes	8,000	3,488
Borrowings under Credit Agreement	18,000	18,008

Total Liabilities	$431,193	$351,974
Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 42,741 and 43,362 shares issued and outstanding	$427	$434
Additional paid-in capital	—	—
Deferred compensation	(8,516)	(8,922)
Retained earnings	366,345	330,205
Accumulated other comprehensive income (loss)	3,476	(2,339)

Total shareholders’ equity	361,732	319,378

Total Liabilities and Shareholders’ Equity	$792,925	$671,352

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

Sales	$1,773,206	$1,552,351	$1,468,170
Cost of sales	1,348,943	1,189,475	1,135,738

Gross profit	424,263	362,876	332,432
Operating expenses
Selling and marketing	105,984	92,321	81,620
Research and development	60,700	47,069	41,240
General and administrative	77,977	67,175	59,765

Total operating expenses	244,661	206,565	182,625
Income from financial services	32,035	23,587	14,643

Operating income	211,637	179,898	164,450
Nonoperating expense (income)
Interest expense	2,111	2,465	2,397
Other expense (income), net	5,327	(83)	(3,634)

Income before income taxes	204,199	177,516	165,687
Provision for income taxes	67,386	57,693	54,357

Net income from continuing operations	$136,813	$119,823	$111,330

Loss from discontinued operations, net of tax	$(8,457)	$(8,894)	$(7,738)
Loss on disposal of discontinued operations, net of tax	(23,852)	—	—

Net Income	$104,504	$110,929	$103,592

Basic net income per share
Continuing operations	$3.23	$2.80	$2.49
Loss from discontinued operations	(0.20)	(0.21)	(0.17)
Loss on disposal of discontinued operations	(0.56)	—	—

Net Income	$2.47	$2.59	$2.32

Diluted net income per share
Continuing operations	$3.04	$2.66	$2.36
Loss from discontinued operations	(0.19)	(0.20)	(0.17)
Loss on disposal of discontinued operations	(0.53)	—	—

Net Income	$2.32	$2.46	$2.19

Weighted average number of common and common equivalent shares outstanding:
Basic	42,318	42,905	44,623
Diluted	45,035	45,056	47,232
All periods presented reflect the classification of the Marine Division’s financial results and the loss on disposal of the division as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Deferred	Retained	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Income (Loss)	Total

Balance, December 31, 2001	45,854	$459	—	$(4,888)	$248,404	$(5,192)	$238,783

Employee stock compensation	628	6	23,424	(7,218)			16,212
Proceeds from stock issuances under employee plans	498	5	11,003				11,008
Tax effect of exercise of stock options			4,648				4,648
Cash dividends declared ($0.56 per share)					(25,273)		(25,273)
Repurchase and retirement of common shares	(2,380)	(24)	(39,075)		(37,290)		(76,389)
Comprehensive income:
Net income					103,592
Foreign currency translation adjustments, net						145
Unrealized gain on derivative instruments, net						4,380
Total comprehensive income							108,117

Balance, December 31, 2002	44,600	$446	—	$(12,106)	$289,433	$(667)	$277,106

Employee stock compensation	386	4	11,087	3,184			14,275
Proceeds from stock issuances under employee plans	852	9	12,124				12,133
Tax effect of exercise of stock options			6,389				6,389
Cash dividends declared ($0.62 per share)					(26,657)		(26,657)
Repurchase and retirement of common shares	(2,476)	(25)	(29,600)		(43,500)		(73,125)
Comprehensive income:
Net income					110,929
Foreign currency translation adjustments, net						3,743
Unrealized loss on derivative instruments, net						(5,415)
Total comprehensive income							109,257

Balance, December 31, 2003	43,362	$434	—	$(8,922)	$330,205	$(2,339)	$319,378

Employee stock compensation	139	1	16,073	406			16,480
Proceeds from stock issuances under employee plans	636	6	11,815				11,821
Tax effect of exercise of stock options			9,420				9,420
Cash dividends declared ($0.92 per share)					(38,856)		(38,856)
Repurchase and retirement of common shares	(1,396)	(14)	(37,308)		(29,508)		(66,830)
Comprehensive income:
Net income					104,504
Foreign currency translation adjustments, net						3,478
Unrealized gain on derivative instruments, net						2,337
Total comprehensive income							110,319

Balance, December 31, 2004	42,741	$427	—	$(8,516)	$366,345	$3,476	$361,732

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,

	2004	2003	2002

Operating Activities:
Net income	$104,504	$110,929	$103,592
Net loss from discontinued operations	32,309	8,894	7,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,339	52,657	55,758
Noncash compensation	16,480	14,275	16,212
Noncash income from financial services	(11,488)	(9,300)	(9,196)
Deferred income taxes	(1,460)	(8,131)	7,211
Changes in current operating items:
Trade receivables	(20,598)	(1,429)	3,845
Inventories	(6,686)	(22,201)	(5,592)
Accounts payable	33,258	(22,363)	(8,821)
Accrued expenses	17,378	38,242	15,027
Income taxes payable	17,882	8,502	9,203
Prepaid expenses and others, net	4,438	(2,282)	5,624

Net cash provided by continuing operations	245,356	167,793	200,601
Net cash flow provided from (used for) discontinued operations	1,472	(12,028)	(7,830)

Net cash provided by operating activities	246,828	155,765	192,771
Investing Activities:
Purchase of property and equipment	(88,836)	(59,209)	(52,313)
Investments in affiliates and financial services arrangements	(32,367)	(21,647)	(28,301)
Distributions from affiliates and financial services arrangements	25,047	16,554	25,275
Purchase of business	—	—	(726)

Net cash used for continuing operations investment activities	(96,156)	(64,302)	(56,065)
Net cash used for discontinued operations investment activities	(1,091)	(2,227)	(4,262)

Net cash used for investing activities	(97,247)	(66,529)	(60,327)
Financing Activities:
Borrowings under credit agreement	428,000	453,001	347,000
Repayments under credit agreement	(428,008)	(453,020)	(347,016)
Repurchase and retirement of common shares	(66,830)	(73,125)	(76,389)
Cash dividends to shareholders	(38,856)	(26,657)	(25,273)
Proceeds from stock issuances under employee plans	11,821	12,133	9,897

Net cash used for financing activities	(93,873)	(87,668)	(91,781)
Net increase in cash and cash equivalents	55,708	1,568	40,663
Cash and cash equivalents at beginning of period	82,761	81,193	40,530

Cash and cash equivalents at end of period	$138,469	$82,761	$81,193

Supplemental Cash Flow Information
Interest paid on debt borrowings	$2,126	$2,492	$2,419

Income taxes paid	$36,170	$51,048	$37,859

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies
      Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in a single industry segment consisting of the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance motorized products for recreation and utility use, including all-terrain vehicles (“ATVs”), snowmobiles, and motorcycles. Polaris products, together with related replacement parts, garments and accessories (“PG&A”) are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, Great Britain, Australia, Norway and Sweden.
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
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,

	2004	2003

Raw materials and purchased components	$14,993	$14,699
Service parts, garments and accessories	67,966	70,461
Finished goods	100,735	92,307
Less: reserves	(10,070)	(10,528)

Inventories	$173,624	$166,939

      Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.
      Goodwill and other assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2004 and December 31, 2003. The results of the analyses indicated that no goodwill impairment existed. In accordance with SFAS No. 142 the Company will complete an impairment analysis on an annual basis.
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Balance as of beginning of year	$24,295	$24,267
Goodwill acquired during the year	—	—
Currency translation effect on foreign goodwill balances	503	28

Balance as of end of year	$24,798	$24,295

      As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $4,095,000 at both December 31, 2004 and 2003. Accumulated amortization was $3,787,000 at December 31, 2004 and $3,624,000 at December 31, 2003. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.
      Research and Development Expenses: Polaris records research and development expenses in the year in which they are incurred as a component of operating expenses. In the years ended December 31, 2004, 2003 and 2002 Polaris incurred $60,700,000, $47,069,000, and $41,240,000 respectively.
      Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2004, 2003 and 2002 Polaris incurred $34,293,000, $30,614,000 and $31,007,000 respectively.
      Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.
      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing quality, shifts in product mix, changes in warranty

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.
      The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Balance at beginning of year	$29,068	$29,369	$31,451
Additions charged to expense	26,274	24,431	20,993
Warranty claims paid	(27,099)	(24,732)	(23,075)

Balance at end of year	$28,243	$29,068	$29,369

      Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $59,348,000 and $62,091,000 related to various sales promotions and incentive programs as of December 31, 2004 and 2003, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.
      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $78,214,000 and $70,396,000 for dealer holdback programs in the consolidated balance sheet as of December 31, 2004 and 2003, respectively.
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
      The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net accumulated other comprehensive income (loss) related to translation gains and losses was a net gain of $7,392,000 at December 31, 2004 and a net gain of $3,914,000 at December 31, 2003.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Major supplier: During 2004, 2003 and 2002, purchases of engines and related components totaling 11, 11 and 10 percent, respectively, of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.
      Stock-based employee compensation: Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25, under which compensation costs of $16,480,000, $14,275,000 and $16,212,000 were recorded in 2004, 2003, and 2002, respectively. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro forma amounts:

	2004	2003	2002

Net income from continuing operations (in thousands):
As reported	$136,813	$119,823	$111,330
Additional compensation expense, net of tax	(4,556)	(4,645)	(4,187)

Pro forma	$132,257	$115,178	$107,143

Net income from continuing operations per share (diluted):
As reported	$3.04	$2.66	$2.36
Pro forma	$2.97	$2.58	$2.29

      The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options:

	2004	2003	2002

Risk free interest rate	3.8%	4.2%	3.6%
Expected life	5.5 years	7 years	7 years
Expected volatility	35%	38%	35%
Expected dividend yield	1.9%	1.7%	2.0%
      The weighted average fair values at the grant dates of grants awarded under certain plans were as follows:

	2004	2003	2002

Option Plan	$15.47	$15.18	$9.71
Restricted Stock Plan	$59.45	$36.83	$28.50
ESOP	$68.02	$31.82	$32.71
      See Note 4 for additional disclosures regarding stock-based compensation.
      Accounting for derivative instruments and hedging activities SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities,” requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The unrealized losses of the derivative instruments of $6,405,000 at December 31, 2004 and $9,769,000 at December 31, 2003 were recorded as other accrued liabilities in the accompanying balance sheet. Polaris derivative instruments

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consist of the interest rate swap agreement and foreign exchange contracts discussed below. The after tax unrealized losses of $3,916,000 and $6,253,000 as of December 31, 2004 and 2003, respectively, were recorded as components of accumulated other comprehensive income (loss).
      Interest rate swap agreement: Polaris has one interest rate swap agreement on $18,000,000 of long term debt. The swap agreement, expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. The fair value of this swap agreement was calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair value of this swap on December 31, 2004 and 2003 was an unrealized loss of $1,664,000 and $2,661,000 respectively, which was recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from this agreement are recorded in interest expense when realized.
      Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its Canadian and European subsidiaries. Polaris does not use any financial contracts for trading purposes. The contracts have been designated as and meet the criteria for cash flow hedges. At December 31, 2004, Polaris had open Canadian dollar contracts with notional amounts totaling U.S. $86,480,000 and an unrealized loss of $4,741,000. At December 31, 2003, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $20,176,000 and an unrealized gain of $141,000, and open Canadian dollar contracts with notional amounts totaling U.S. $101,604,000 and an unrealized loss of $7,249,000. These contracts met the criteria for cash flow hedges and the net unrealized loss, after tax, is recorded as a component of other comprehensive loss in shareholders’ equity. Gains and losses on the Canadian dollar contracts at settlement are recorded in Nonoperating other (income) expense. Gains and losses on the Japanese yen contracts at settlement are recorded in cost of sales. In addition, at December 31, 2003 Polaris had open Euro foreign exchange contracts with the notional amounts totaling $2,802,000. The Euro contracts met the criteria for fair value hedges and are marked to market with the resulting unrealized loss included as a component of Nonoperating other (income) expense in the statements of income.
      Comprehensive income: Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and the gain or loss on derivative instruments. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.
      New accounting pronouncements: Polaris implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” during the third quarter 2003. This was an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses the consolidation of variable interest entities by businesses. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that the Company has no variable interest entities.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. The Company has determined at this time to implement the statement during the interim period ending September 30, 2005, but as of yet the Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.
      Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:	Financing
      Bank financing: Polaris is a party to an unsecured bank line of credit arrangement under which it may borrow up to $250,000,000. Interest is charged at rates based on LIBOR or “prime.” The arrangement contains various restrictive covenants which limit investments, acquisitions and indebtedness. The arrangements also require Polaris to maintain certain financial ratios including a minimum tangible net worth, minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2004.
      The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2004	2003	2002

Total borrowings at December 31,	$18,000	$18,008	$18,027
Average outstanding borrowings during year	$50,268	$71,340	$55,385
Maximum outstanding borrowings during year	$98,000	$135,000	$116,000
Interest rate at December 31	2.765%	1.70%	1.87%
      Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of any borrowing until June 2007. The fair value of the interest rate swap was a liability of $1,664,000 as of December 31, 2004.
      Letters of credit: At December 31, 2004, Polaris had open letters of credit totaling approximately $2,346,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.
      Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2004, was approximately $795,200,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 3:	Income Taxes
      Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Current:
Federal	$59,024	$57,316	$40,806
State	6,453	5,439	5,121
Foreign	3,369	3,069	1,219
Deferred	(1,460)	(8,131)	7,211

Total	$67,386	$57,693	$54,357

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.0	2.5
Extraterritorial income exclusion/ Foreign sales Corporation	(2.5)	(2.0)	(3.0)
Other permanent differences	(1.5)	(2.5)	(1.7)

Effective income tax rate	33.0%	32.5%	32.8%

      Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,

	2004	2003	2002

Current deferred income taxes:
Inventories	$6,540	$5,431	$5,280
Accrued expenses	56,460	50,569	39,720
Derivative instruments	2,489	3,517	471

Total current	65,489	59,517	45,471

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	11,988	14,773	16,083
Property and equipment	(25,330)	(22,995)	(17,544)
Compensation payable in common stock	5,342	4,734	3,888

Total noncurrent	(8,000)	(3,488)	2,427

Total	$57,489	$56,029	$47,898

Note 4:	Stock-Based Compensation and Savings Plan
      Polaris maintains a stock option plan (“Option Plan”) under which incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock may be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.
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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes share activity in the Option Plan and Broad Based Plan, and the weighted average exercise price for the Option Plan:

	Option Plan			Broad Based Plan

	Shares		Weighted	Shares
	Available for	Outstanding	Average	Available for	Outstanding
	Future Issuance	Shares	Exercise Price	Future Issuance	Shares

Balance as of December 31, 2001	1,084,564	4,697,528	18.27	175,900	524,100
Cancelled	—	—		(181,600)	—
Granted	(704,700)	704,700	28.50	—	—
Exercised	—	(283,392)	15.91	—	(362,600)
Forfeited	58,000	(58,000)	19.09	5,700	(5,700)

Balance as of December 31, 2002	437,864	5,060,836	21.30	—	155,800
Granted	(275,700)	275,700	40.03	—	—
Exercised	—	(642,440)	15.32	—	(56,900)
Forfeited	80,700	(80,700)	21.71	—	—

Balance as of December 31, 2003	242,864	4,613,396	23.19	—	98,900
Reserved	2,000,000
Granted	(596,700)	596,700	49.82	—	—
Exercised	—	(573,151)	17.53	—	(19,600)
Forfeited	40,500	(40,500)	27.73	—	—

Balance as of December 31, 2004	1,686,664	4,596,445	27.26	—	79,300

      The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable	Weighted Average
Range of Exercisable Options	12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$12.88 to $18.31	1,240,974	4.1	$16.29	1,240,974	$16.29
$18.32 to $24.72	911,746	6.5	$22.09	903,346	$22.29
$24.73 to $29.33	1,683,000	6.1	$27.55	1,000,000	$27.03
$29.34 to $59.45	840,025	9.3	$47.39	—	—
      The weighted average exercise prices of options exercisable as of December 31, 2004, 2003 and 2002 were $27.88, $20.20, and $20.31, respectively. The weighted average remaining contractual life of outstanding options was 6.7 years as of December 31, 2004.
      Polaris maintains a restricted stock plan (“Restricted Plan”) under which a maximum of 2,100,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the awards, and all awards issued subsequent to 2002, contain restrictions which lapsed after a three to four year period if Polaris achieves certain performance measures. Shares of restricted stock granted, net of converted, lapsed and forfeited shares totaled a negative 332,930; 284,546; and 21,220 in 2004, 2003 and 2002, respectively.
      Polaris sponsors a qualified non-leveraged Employee Stock Ownership Plan (“ESOP”) under which a maximum of 2,500,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$9,533,000, $9,014,000, and $11,120,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004 there were 2,247,098 shares vested in the plan.
      Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 150,000 shares of common stock has been authorized under this plan of which 60,833 equivalents have been earned and 55,642 shares have been issued to retired directors as of December 31, 2004.
      Polaris maintains a Non-Employee Director Stock Option Plan (the “Directors Stock Option Plan”), under which nonqualified stock options for a maximum of 200,000 shares of common stock may be issued to non-employee directors. Each non-employee Director as of the date of the annual shareholders meetings have been granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant. Options become exercisable as of the date of the next Annual Meeting following the date of grant and must be exercised no later than 10 years from the date of grant. Options granted under the Directors Stock Option Plan and outstanding totaled 60,000 at a weighted average exercise price of $35.65 as of December 31, 2004.
      Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $6,796,000, $6,214,000 and $5,836,000 in 2004, 2003 and 2002, respectively.

Note 5:	Shareholders’ Equity
      Stock repurchase program: The Polaris Board of Directors has authorized the cumulative repurchase of up to 23,000,000 shares of the Company’s common stock. During 2004, Polaris paid $66,830,000 to repurchase and retire approximately 1,396,000 shares. Cumulative repurchases through December 31, 2004 were approximately 19,980,000 shares at a cost of $448,771,000.
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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2004	2003	2002

Weighted average number of common shares outstanding	42,093	42,522	44,239
Director Plan	59	52	44
ESOP	166	331	340

Common shares outstanding — basic	42,318	42,905	44,623

Dilutive effect of Restricted Plan	402	515	732
Dilutive effect of Option Plan	2,315	1,636	1,877

Common and potential common shares outstanding — diluted	45,035	45,056	47,232

      During 2004, 2003, and 2002, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was no shares, no shares and 522,600 shares, respectively.
      Stock Purchase Plan: Polaris maintains an Employee Stock Purchase Plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the average market price each month. As of December 31, 2004, approximately 399,000 shares had been purchased under the Purchase Plan.

Note 6:	Financial Services Arrangements
      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2004 was $669,422,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2005, the potential 15 percent aggregate repurchase obligation is approximately $82.4 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $1,824,000 and $1,853,000 at December 31, 2004 and 2003, respectively.
      Polaris’ investment in Polaris Acceptance at December 31, 2004 of $50,093,000 is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying statements of income.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for Polaris Acceptance is presented as follows (in thousands):

	For the Year December 31,

	2004	2003	2002

Revenues	$38,066	$34,262	$37,006
Interest and operating expenses	15,090	15,662	18,616

Net income before income taxes	$22,976	$18,600	$18,390

	As of December 31,

	2004	2003

Finance receivables, net	$669,422	$580,894
Other assets	107	815

Total Assets	$669,529	$581,709

Notes payable	$578,174	$496,117
Other liabilities	1,620	2,215
Partners’ capital	89,735	83,377

Total Liabilities and Partners’ Capital	$669,529	$581,709

      In October 2001, a wholly owned subsidiary of Polaris entered into a Revolving Credit Agreement with Household to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent by Household and its affiliate and 15 percent by a cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement net of loss reserves at December 31, 2004 was $665,156,000. Polaris’ deposit in the retail credit portfolio of $48,293,000 at December 31, 2004 is reflected as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.
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
      Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31

	2004	2003	2002

Equity in earnings of Polaris Acceptance	$11,488	$9,300	$9,195
Income from Household agreement	19,184	13,176	4,440
Income from other financial services activities	1,363	1,111	1,008

Total income from financial services	$32,035	$23,587	$14,643

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Investment in Manufacturing Affiliate
      Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment of $2,877,000 at December 31, 2004 and $2,871,000 at December 31, 2003 is accounted for under the equity method, and is recorded as a component of Intangibles and Other Assets in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Robin has been included as a component of Non-operating Other expense (income) in the accompanying consolidated statements of income.

Note 8:	Commitments and Contingencies
      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2004 the Company had an accrual of $5,348,000 for the possible payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets.
      Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
      Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $3,590,000, $3,429,000 and $2,997,000 for 2004, 2003 and 2002, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases at December 31, 2004 total $6,123,000 cumulatively through 2009.

Note 9:	Discontinued Operations
      On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax, or $23,852,000 after tax. This loss includes a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, the loss includes $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. Components of the accrued disposal costs are as follows (in thousands):

			Utilization from
			Closedown
	Balance Prior		Date Through	Balance
	to		December 31,	December 31,
	Charge	Charge	2004	2004

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$(3,457)	$12,111
Costs related to canceling supplier arrangements	—	14,159	(9,120)	5,039
Legal, regulatory, personnel and other costs	4,327	2,938	(333)	6,932
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	(5,791)	1,104

Total	$8,287	$35,600	$(18,701)	$25,186

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The financial results of the marine products division included in discontinued operations are as follows (in thousands):
Discontinued Operations

	For the Years Ended December 31,

	2004	2003	2002

Sales	$49,769	$53,518	$53,112

Loss on discontinued operations before income tax benefit	$(12,623)	$(13,177)	$(11,516)
Income tax (benefit)	(4,166)	(4,283)	(3,778)

Loss from discontinued operations, net of tax	$(8,457)	$(8,894)	$(7,738)

Loss on disposal of discontinued operations	$(35,600)
Income tax (benefit)	(11,748)

Loss on disposal of discontinued operations, net of tax	$(23,852)

	As of December 31,

	2004	2003

Accounts receivable	$255	$1,311
Inventory	4,556	15,896

Total current assets	4,811	17,207
Net property and equipment	—	4,677

Total assets	$4,811	$21,884

Accounts payable	$—	$2,942
Accrued expenses	25,186	6,627

Current liabilities	$25,186	$9,569

Note 10:	Segment Reporting
      Polaris has reviewed SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the Company meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single business segment.
      The following data relates to Polaris’ foreign continuing operations (in thousands of U.S. dollars):

	For the Years Ended December 31,

	2004	2003	2002

Canadian subsidiary:
Sales from continuing operations	$197,344	$203,862	$188,493
Identifiable assets	26,108	26,909	24,030
Other foreign countries:
Sales from continuing operations	$194,184	$140,980	$89,647
Identifiable assets	73,357	62,269	45,986

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	Continuing Operations

				Diluted		Diluted
				Net Income		Net Income
	Sales	Gross Profit	Net Income	per Share	Net Income	per Share

2004
First Quarter	$328,997	$77,531	$17,142	$0.38	$14,305	$0.32
Second Quarter	394,628	92,224	27,426	0.61	24,369	0.54
Third Quarter	510,623	123,417	44,572	1.00	18,653	0.42
Fourth Quarter	538,958	131,091	47,673	1.05	47,177	1.04

Totals	$1,773,206	$424,263	$136,813	$3.04	$104,504	$2.32

2003
First Quarter	$302,294	$64,855	$14,589	$0.33	$12,429	$0.28
Second Quarter	350,301	78,842	23,483	0.53	20,992	0.47
Third Quarter	444,405	110,109	42,238	0.93	39,477	0.87
Fourth Quarter	455,351	109,070	39,513	0.87	38,031	0.84

Totals	$1,552,351	$362,876	$119,823	$2.66	$110,929	$2.46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
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
      The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting”.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Directors of the Registrant
      The information under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2005 Proxy Statement is incorporated herein by reference.
      (b) Executive Officers of the Registrant
      Information concerning Executive Officers of the Company is included in this Report after Item 4, under the caption “Executive Officers of the Registrant.”
      (c) Identification of the Audit Committee; Audit Committee Financial Expert.
      The information under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2005 Proxy Statement is incorporated herein by reference.
      (d) Compliance with Section 16(a) of the Exchange Act
      The information under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement is incorporated herein by reference.
      (e) Code of Ethics.
      We have adopted a Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other Polaris employees. This Code of Business Conduct and Ethics is posted on our website at www.polarisindustries.com and may be found as follows:

•	From our main web page, first click on “Investor Relations.”

•	Next, click on “Corporate Governance.”

•	Finally, click on “Business Code of Conduct and Ethics.”
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
      The information under the captions “Executive Compensation and Stock Option Information” and “Corporate Governance — Director Compensation” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Corporate Governance — Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information under the caption “Independent Auditors” in the Company’s 2005 Proxy Statement is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 22 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 48 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 49 to 50.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 22, 2005, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
      (b) Exhibits

Included in Item 15(a)(3) above.
      (c) Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 1, 2005.

Polaris Industries Inc.

By:	/s/ Thomas C. Tiller

Thomas C. Tiller
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Gregory A. Palen Gregory A. Palen		Chairman and Director	March 1, 2005

/s/ Thomas C. Tiller Thomas C. Tiller		President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ Michael W. Malone Michael W. Malone		Vice President Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2005

* Andris A. Baltins		Director	March 1, 2005

* Robert L. Caulk		Director	March 1, 2005

* Annette K. Clayton		Director	March 1, 2005

* William E. Fruhan, Jr.		Director	March 1, 2005

* John R. Menard, Jr.		Director	March 1, 2005

* R. M. Schreck		Director	March 1, 2005

* Richard A. Zona		Director	March 1, 2005

*By:	/s/ Thomas C. Tiller (Thomas C. Tiller Attorney-in-Fact)		March 1, 2005

*	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Polaris Industries Inc.:
      We have audited the consolidated financial statements of Polaris Industries Inc. as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 21, 2005 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedules listed in Item 15(a) of this Form  10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedules for the years ended December 31, 2004, 2003, and 2002 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP
Minneapolis, Minnesota
February 21, 2005

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period

2002: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,606	$2,021	$(1,192)	$4,435

2003: Deducted from asset accounts — Allowance for doubtful accounts receivable	$4,435	$2,517	$(1,314)	$5,638

2004: Deducted from asset accounts — Allowance for doubtful accounts receivable	$5,638	$1,647	$(2,951)	$4,334

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2002: Deducted from asset accounts — Allowance for obsolete inventory	$9,249	$6,900	$(5,739)	$10,410

2003: Deducted from asset accounts — Allowance for obsolete inventory	$10,410	$7,374	$(7,256)	$10,528

2004: Deducted from asset accounts — Allowance for obsolete inventory	$10,528	$6,030	$(6,488)	$10,070

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2004

Exhibit
Number	Description

3(a)	Articles of Incorporation of Polaris Industries Inc. (the ‘Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(b)	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Form S-4.
4(a)	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Form S-4.
(b)	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on May 25, 2000.
10(a)	Polaris 401(K) Retirement Savings Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 11, 2000 (No. 333-94451).
(b)	Polaris Industries Inc. Supplemental Retirement/Savings Plan incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(c)	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 5, 1999 (No. 333-77765).
(e)	Management Bonus Plan, incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1.*
(f)	Amended and Restated Polaris Industries Inc. 1995 Stock Option Plan, incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 2004
(g)	Polaris Industries Inc. Deferred Compensation Plan for Directors incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
(h)	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(i)	Manufacturer’s Repurchase Agreement between the Company and Polaris Acceptance dated February 7, 1996 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(j)	Five Year Revolving Credit Agreement dated June 25, 2004, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(k)	Intentionally omitted.
(l)	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit
Number	Description

(m)	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(n)	Amended and Restated Polaris Industries Inc. 1996 Restricted Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 18, 2002 (No. 333-84478).
(o)	Amended and Restated Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 2004 (No. 333-21007).
(p)	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
(q)	Employment Agreement between the Company and Thomas C. Tiller dated January 31, 2005, incorporated by reference to Exhibit 10(s) to the Company’s Current Report on Form 8-K filed on February 2, 2005
(r)	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(s)	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(t)	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003**
(u)	Revolving Program Agreement between Polaris Sales Inc. and Household Bank (SB), N.A. dated October 15, 2001, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(v)	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2003 (No. 333-110541).
(w)	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan incorporated by reference to Annex B attached to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 2004.*
(x)	Polaris Industries Inc. Long Term Incentive Plan incorporated by reference to Annex C attached to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 2004.
13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2004 included pursuant to Note 2 to General Instruction G.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney.
31(a)	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31(b)	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32(a)	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

**	Filed herewith.