Form 10-Q
period 2005-03-31
POLARIS INDUSTRIES INC/MN
filed 2005-05-05
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

     As of April 27, 2005, 42,584,783 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2005

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$41,257	$138,469
Trade receivables, net	61,625	71,172
Inventories, net	229,257	173,624
Prepaid expenses and other	10,008	12,090
Deferred tax assets	59,617	65,489
Current assets of discontinued operations	3,093	4,811

Total current assets	404,857	465,655

Property and equipment, net	214,273	200,901
Investments in finance affiliate and retail credit deposit	89,747	98,386
Goodwill, net	24,725	24,798
Intangible and other assets, net	3,166	3,185

Total Assets	$736,768	$792,925

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$118,992	$96,302
Accrued expenses	191,289	252,704
Income taxes payable	6,185	31,001
Current liabilities of discontinued operations	20,134	25,186

Total current liabilities	336,600	405,193
Deferred income taxes	6,000	8,000
Borrowings under credit agreement	18,000	18,000

Total liabilities	$360,600	$431,193

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 43,236 and 42,741 shares issued and outstanding	$432	$427
Additional paid-in capital	—	—
Deferred compensation	(9,282)	(8,516)
Retained earnings	382,395	366,345
Accumulated other comprehensive income, net	2,623	3,476

Total shareholders’ equity	376,168	361,732

Total Liabilities and Shareholders’ Equity	$736,768	$792,925

All periods reflect the classification of the Marine Division results as discontinued operations. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	First Quarter Ended March 31,
	2005	2004
Sales	$358,312	$328,997
Cost of sales	273,825	251,466

Gross profit	84,487	77,531
Operating expenses
Selling and marketing	27,131	28,115
Research and development	16,223	13,202
General and administrative	20,394	17,871

Total operating expenses	63,748	59,188
Income from financial services	8,542	8,136

Operating Income	29,281	26,479
Non-operating Expense
Interest expense	575	524
Other expense, net	171	371

Income before income taxes	28,535	25,584
Provision for Income Taxes	9,417	8,442

Net Income from continuing operations	$19,118	$17,142

Loss from discontinued operations, net of tax	(275)	(2,837)

Net Income	$18,843	$14,305

Basic Net Income per share
Continuing operations	$0.45	$0.40
Loss from discontinued operations	(0.01)	(0.06)

Net Income	$0.44	$0.34

Diluted Net Income per share
Continuing operations	$0.42	$0.38
Loss from discontinued operations	(0.00)	(0.06)

Net Income	$0.42	$0.32

Weighted average shares outstanding:
Basic	42,817	42,570
Diluted	45,000	45,248

Selected Balance Sheet Data	March 31, 2005	March 31, 2004
Cash and cash equivalents	$41,257	$26,269
Trade receivables, net	61,625	52,346
Inventories	229,257	185,784
Total assets	736,768	631,980
Accounts payable	118,992	87,979
Borrowings under credit agreement	18,000	25,004
Shareholders’ equity	364,741	315,158

Business Unit Information	First Quarter Ended March 31,
	2005	2004	% change
Snowmobiles	$7,217	$13,322	(46)%
All-terrain Vehicles	265,946	237,854	12%
Victory Motorcyces	23,406	20,853	12%
Parts, Garments & Accessories	61,743	56,968	8%

Total Sales	$358,312	$328,997	9%

All periods reflect the classification of the Marine Division results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	First Quarter Ended
	March 31,
	2005	2004
Operating Activities:
Net income	$18,843	$14,305
Net loss from discontinued operations	275	2,837
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	12,787	12,305
Noncash compensation	4,240	3,984
Noncash income from financial services	(3,166)	(2,697)
Deferred income taxes	3,872	5,120
Changes in current operating items:
Trade receivables	9,547	(1,772)
Inventories	(55,632)	(18,845)
Accounts payable	22,689	24,934
Accrued expenses	(61,415)	(65,812)
Income taxes payable	(11,945)	(2,912)
Prepaid expenses and others, net	1,225	4,290

Net cash used for continuing operations	(58,680)	(24,263)
Net cash flow provided by (used for) discontinued operations	(3,608)	191

Net cash used for operating activities	(62,288)	(24,072)
Investing Activities:
Purchase of property and equipment	(26,063)	(17,970)
Investments in finance affiliate and retail credit deposit, net	11,804	6,973

Net cash used for continuing operations investment activities	(14,259)	(10,997)
Net cash used for discontinued operations investment activities	—	(264)

Net cash used for investing activities	(14,259)	(11,261)
Financing Activities:
Borrowings under credit agreement	79,000	71,000
Repayments under credit agreement	(79,000)	(64,004)
Repurchase and retirement of common shares	(21,481)	(19,849)
Cash dividends to shareholders	(11,834)	(9,806)
Proceeds from stock issuances under employee plans	12,650	1,500

Net cash used for financing activities	(20,665)	(21,159)

Net decrease in cash and cash equivalents	(97,212)	(56,492)
Cash and cash equivalents at beginning of period	138,469	82,761

Cash and cash equivalents at end of period	$41,257	$26,269

All periods reflect the classification of the Marine Division results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

POLARIS INDUSTRIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the marine products division’s financial results are reported separately as discontinued operations for all periods presented.

New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). The statement originally required the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the implementation date of SFAS No. 123R to the beginning of the Company’s next fiscal year. Based on the change in the implementation date, Polaris expects to implement the statement beginning with its interim financial statements for the first quarter of 2006. As of yet the Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.

Product Warranties
Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for all remaining products. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in Polaris’ accrued warranty reserve for the periods presented, excluding the discontinued marine business, is as follows (in thousands):

	First Quarter
	Ended March 31,
	2005	2004
Accrued warranty reserve, beginning	$28,243	$29,068
Additions charged to expense	5,465	3,356
Warranty claims paid	(11,057)	(8,481)
Consumer Products Safety Commission (CPSC) settlement paid (charged to expense prior to 2004)	(950)	—

Accrued warranty reserve, ending	$21,701	$23,943

During the first quarter of 2005, the Company paid the CPSC $950,000 to settle claims alleging that the Company violated the Consumer Product Safety Act dating back to the late 1990’s. Polaris and the CPSC approved the settlement to avoid continuing legal costs associated with protracted litigation.

Stock Based Employee Compensation
Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro-forma amounts (in thousands):

	First Quarter
	Ended March 31,
	2005	2004
Net income from continuing operations:
As reported	$19,118	$17,142
Less: Additional compensation expense, net of tax	1,254	1,304

Pro forma	$17,864	$15,838

Net income from continuing operations per share (diluted):
As reported	$0.42	$0.38
Pro forma	$0.40	$0.35

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

NOTE 2. Inventories

Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw Materials and Purchased Components	$41,523	$14,993
Service Parts, Garments and Accessories	70,629	67,966
Finished Goods	127,461	100,735
Less: reserves	(10,356)	(10,070)

Inventories	$229,257	$173,624

NOTE 3. Financing Agreement

Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 3.43 percent at March 31, 2005).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.

As of March 31, 2005, total borrowings under the bank line of credit arrangement was $18,000,000 and has been classified as long-term in the accompanying consolidated balance sheets.

NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 31, 2005 was approximately $619,000,000.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.

A wholly owned subsidiary of Polaris has an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent by Household and its affiliates and 15 percent by a cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement, net of loss reserves, at March 31, 2005 is approximately $659,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.

Polaris facilitates the availability of extended service contracts and certain insurance contracts to consumers through arrangements with various third party suppliers. Polaris does not have any incremental warranty, insurance or financial risk from any of these third party arrangements. Polaris collects commission fees from these arrangements which are included as a component of Income from financial services in the accompanying consolidated statements of income.

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

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

NOTE 6. Shareholders’ Equity

During the first three months of 2005, Polaris paid $21,481,000 to repurchase and retire approximately 304,000 shares of its common stock. As of March 31, 2005 the Company has authorization from its Board of Directors to repurchase up to an additional 2,716,000 shares of Polaris stock.

Polaris paid a regular cash dividend of $0.28 per share on February 15, 2005 to holders of record on February 1, 2005.

On April 21, 2005, the Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about May 16, 2005 to holders of record of such shares at the close of business on May 2, 2005.

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

A reconciliation of these amounts is as follows (in thousands):

	First Quarter
	Ended March 31,
	2005	2004
Weighted average number of common shares outstanding	42,620	42,321
Director Plan	63	60
ESOP	134	189

Weighted average shares outstanding — basic	42,817	42,570
Net effect of dilutive stock options and restricted stock	2,183	2,678

Weighted average shares outstanding — diluted	45,000	45,248

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

	First Quarter
	Ended March 31,
	2005	2004
Net Income	$18,843	$14,305
Other comprehensive income:
Foreign currency translation adjustments	(2,225)	(1,060)
Unrealized gain on derivative instruments, net	1,372	4,031

Comprehensive Income	$17,990	$17,276

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

Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At March 31, 2005, the fair value of the interest rate swap agreement was an unrealized loss of $1,226,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

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

At March 31, 2005, Polaris had open Japanese yen foreign exchange contracts

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

with notional amounts totaling U.S. $25,593,000, and an unrealized loss of $149,000 and open Canadian dollar contracts with notional amounts totaling U.S. $67,516,000 and an unrealized loss of $2,786,000. These contracts met the criteria for cash flow hedges and the net unrealized gains and losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

NOTE 9. Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In the third quarter of 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, there were $8,287,000 of liabilities related to the marine products division at the time of the exit announcement. Total cash outlays of $4,944,000 were made in the first quarter of 2005 related to the liabilities. Total cash outlays of $17,854,000 have been made since the marine products division exit announcement.

In addition, the loss on disposal of discontinued operations includes $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. Non-cash charges totaling $108,000 were made to the accrual in the first quarter of 2005. Total non-cash charges of $5,899,000 have been made to the accrual since the marine products division exit announcement.

No adjustments were made to the closedown accrual during the first quarter of 2005. Utilization of components of the accrued disposal costs during the first quarter of 2005 are as follows (in thousands):

		Utilization Three
	Balance	Months Ended March	Balance March 31,
	December 31, 2004	31, 2005	2005
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$12,111	$(3,986)	$8,125
Costs related to canceling supplier arrangements	5,039	(290)	4,749
Legal, regulatory, personnel and other costs	6,932	(668)	6,264
Disposition of tooling, inventory and other fixed assets (non-cash)	1,104	(108)	996

Total	$25,186	$(5,052)	$20,134

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	First Quarter Ended
	March 31,
	2005	2004
Sales	$1,675	$16,979

Loss on discontinued operations before income tax benefit	(411)	(4,234)
Income tax (benefit)	(136)	(1,397)

Loss on discontinued operations, net of tax	$(275)	$(2,837)

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters ended March 31, 2005 and 2004. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), parts, garments and accessories (PG&A) and motorcycle business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Results of Operations

Note: Unless otherwise noted, the following discussion relates only to results from continuing operations.

Sales were $358.3 million in the first quarter of 2005, representing a nine percent increase from $329.0 million in sales for the same period in 2004.

Sales of ATVs were $266.0 million in the first quarter of 2005, up 12 percent from the first quarter 2004 sales of $237.9 million. Continued strong growth in the RANGER™ product line, increasing demand for the new Sportsman 800 EFI (electronic fuel injection) ATV and the new value priced Phoenix ATV, and continued strong international sales growth were the primary contributors to the ATV sales growth for the first quarter 2005. The average ATV per unit sales price for the first quarter 2005 increased six percent over last year’s first quarter primarily as a result of the higher RANGER™ shipments and a positive product mix change.

Sales of snowmobiles were $7.2 million for the first quarter of 2005, a decrease of 46 percent from sales of $13.3 million for the comparable period in 2004. The decrease is due to timing of shipments. Last year sales in the first quarter were higher than normal due to increased late season dealer demand resulting from better snowfall in January through March of 2004. Snowfall in the first quarter of 2005 was below normal across many of the regions in the snowbelt of North America, causing dealer inventories of snowmobiles to be at higher levels at the end of the riding season compared to last year’s levels. The average snowmobile per unit sales price for the first quarter 2005 decreased slightly compared to last year’s first quarter unit sales price due to product mix change.

Sales of Victory motorcycles were $23.4 million for the first quarter 2005, a 12 percent increase from $20.8 million for the comparable period in 2004. The increase is attributable to ongoing positive brand recognition, consumer acceptance of the new Victory motorcycles including the Vegas, Kingpin and the all new Hammer model, which began shipping in March 2005, and an improved dealer network. The average per unit sales price for Victory motorcycles increased during the first quarter 2005 when compared to the same period in 2004 due to a product mix change.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

PG&A sales were $61.7 million for the first quarter 2005, an increase of eight percent from $57.0 million for the first quarter of 2004. The PG&A business was positively impacted by stronger sales of ATV parts and accessories. Specifically, the new Lock and Ride accessories for ATV and RANGER™ have been well received by Polaris ATV buyers for their versatility and ease of installation.

Gross profit for the first quarter 2005 increased nine percent to $84.5 million compared to $77.5 million for the first quarter 2004 primarily due to the growth in sales during the quarter. The gross profit margin as a percent of sales for the first quarter 2005 was flat when compared to the first quarter 2004 at 23.6 percent. The gross profit margin continued to benefit from production efficiency gains and ongoing cost reduction efforts, as well as a net positive impact of currency fluctuations during the quarter. However, these improvements, in aggregate, were offset by increased raw material costs, primarily for steel and other commodities, and higher warranty, transportation and fuel costs incurred in the first quarter of 2005 when compared to the first quarter 2004.

Operating expenses in the first quarter of 2005 increased eight percent to $63.7 million from $59.2 million in the comparable 2004 period. As a percentage of sales, operating expenses decreased to 17.8 percent for the first quarter of 2005 compared to 18.0 percent for the same period in 2004. Lower selling and marketing expenses in the first quarter 2005 were offset by a 23 percent increase in research and development expenditures as Polaris continues with initiatives to accelerate the design and introduction of new products. The Company’s new research, testing and technology center in Wyoming, Minnesota is on schedule to open in the second quarter 2005.

Income from financial services increased five percent to $8.5 million in the first quarter 2005, up from $8.1 million in the first quarter 2004 primarily a result of the increased profitability generated from the wholesale receivable portfolio of Polaris Acceptance.

Discontinued Operations

The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s first quarter 2005 loss from discontinued operations was $0.3 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $2.8 million, net of tax, or $0.06 per diluted share in the first quarter 2004. Reported net income for the first quarter 2005, including both continuing and discontinued operations, was $18.8 million, or $0.42 per diluted share compared to $14.3 million, or $0.32 per diluted share in the first quarter of 2004.

Cash Dividends

Polaris paid a $0.28 per share dividend on February 15, 2005 to shareholders of record on February 1, 2005. On April 21, 2005, the Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about May 16, 2005 to holders of record of such shares at the close of business on May 2, 2005.

Liquidity and Capital Resources

Net cash used for continuing operating activities totaled $58.7 million for the first quarter ended March 31, 2005 compared to net cash used for continuing operating activities of $24.3 million for the three months ended March 31, 2004. An increase in cash required to fund factory inventory levels in the first quarter of 2005 compared to the same period last

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

year was the primary reason for the increased use of net cash used for operating activities of continued operations during the first quarter of 2005. Net cash used for investing activities from continuing operations was $14.3 million during the first three months of 2005 and primarily represents the purchase of property and equipment offset somewhat by a reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $20.7 million during the three months ended March 31, 2005, which primarily represents dividends paid to shareholders and the repurchase of common shares offset somewhat by an increase in proceeds from employee stock option exercises. Cash and cash equivalents totaled $41.3 million at March 31, 2005.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 3.43 percent at March 31, 2005). As of March 31, 2005, total borrowing under this credit arrangement was $18.0 million and has been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was five percent at March 31, 2005 compared to seven percent at March 31, 2004.

The following table summarizes the Company’s significant future contractual obligations at March 31, 2005 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$18.0	$—	$—	$18.0
Interest expense under swap agreement	2.9	1.3	1.6	—
Operating leases	5.7	2.2	2.9	0.6
Capital leases	0.5	0.3	0.2	—

Total	$27.1	$3.8	$4.7	$18.6

Additionally, at March 31, 2005, Polaris had letters of credit outstanding of $4.5 million related to purchase obligations for raw materials.

In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

During the first quarter of 2005, Polaris paid $21.5 million to repurchase and retire 0.3 million shares of its common stock. The shares repurchased in the first quarter had a positive impact on earnings per share of less than $0.01 per share for the quarter ended March 31, 2005. The Company has authorization from its Board of Directors to repurchase up to an additional 2.7 million shares of Polaris stock as of March 31, 2005.

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

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent with a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.

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

As of March 31, 2005, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $619.0 million, a 17 percent increase from $528.0 million at March 31, 2004. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio. The Household retail credit portfolio balance as of March 31, 2005, was approximately $659.0 million, a 26 percent increase from $522.0 million at March 31, 2004. Credit losses have averaged slightly more than four percent of the portfolio balance, in line with Household’s experience with portfolios similar in nature and maturity.

Inflation and Foreign Exchange Rates

Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.

During calendar year 2004, purchases totaling 13 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2005 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2004. At March 31, 2005 Polaris had open Japanese yen foreign exchange hedging contracts in place through the third quarter of

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

2005 with notional amounts totaling $25.6 million with an average rate of approximately 105 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales for the remainder of 2005 when compared to the same periods in 2004.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relationship to the Canadian dollar has resulted in higher gross margin levels in the first quarter ended March 31, 2005 when compared to the same period in 2004. At March 31, 2005 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the third quarter of 2005 with notional amounts totaling $67.5 million with an average rate of approximately 0.79. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income for the remainder of 2005 when compared to the same periods in 2004.

Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relationship to the Euro has resulted in slightly higher gross margin levels on a comparable basis in the first quarter ended March 31, 2005 when compared to the same period in 2004. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2005.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income (loss) in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2004 Annual Report on Form10-K.

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

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

Item 4

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the first quarter of 2005.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

PART II. OTHER INFORMATION

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program(1)
January 1 - 31, 2005	0	0	0	3,019,574
February 1 - 28, 2005	304,044	$ 70.65	304,044	2,715,530
March 1 - 31, 2005	0	0	0	2,715,530

Total	304,044	$ 70.65	304,044	2,715,530

(1) Our Board of Directors approved the repurchase of up to an aggregate of 23 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 20.3 million shares have been repurchased through March 31, 2005. This Program does not have an expiration date.

Item 6-Exhibits

(a) Exhibits

Exhibit 31.a — Certification of Chief Executive Officer — Section 302

Exhibit 31.b — Certification of Chief Financial Officer — Section 302

Exhibit 32.a — Certification of Chief Executive Officer — Section 906

Exhibit 32.b — Certification of Chief Financial Officer — Section 906

FORM 10-Q
For the Quarterly Period Ended
March 31, 2005

Polaris Industries Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: May 5, 2005	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2005	/s/ Michael W. Malone
Michael W. Malone
Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)