Form 10-Q
period 2005-06-30
POLARIS INDUSTRIES INC/MN
filed 2005-07-29
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________to ________
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
     As of July 25, 2005, 42,160,575 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2005

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,320	$138,469
Trade receivables, net	57,344	71,172
Inventories, net	236,818	173,624
Prepaid expenses and other	11,297	12,090
Deferred tax assets	56,244	65,489
Current assets of discontinued operations	982	4,811

Total current assets	377,005	465,655

Property and equipment, net	219,845	200,901
Investments in finance affiliate and retail credit deposit	92,357	98,386
Goodwill, net	24,657	24,798
Intangible and other assets, net	3,139	3,185

Total Assets	$717,003	$792,925

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$106,630	$96,302
Accrued expenses	216,258	252,704
Income taxes payable	16,321	31,001
Current liabilities of discontinued operations	15,594	25,186

Total current liabilities	354,803	405,193

Deferred income taxes	4,000	8,000
Borrowings under credit agreement	30,000	18,000

Total liabilities	$388,803	$431,193

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—

Common stock $0.01 par value, 80,000 shares authorized, 42,150 and 42,741 shares issued and outstanding	$421	$427
Additional paid-in capital	—	—
Deferred compensation	(5,874)	(8,516)
Retained earnings	333,113	366,345
Accumulated other comprehensive income, net	540	3,476

Total shareholders’ equity	$328,200	$361,732

Total Liabilities and Shareholders’ Equity	$717,003	$792,925

All periods reflect the classification of the Marine Division results as discontinued operations. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Sales	$442,296	$394,628	$800,608	$723,625
Cost of Sales	345,920	302,404	619,745	553,870

Gross profit	96,376	92,224	180,863	169,755
Operating expenses
Selling and marketing	25,800	23,399	52,931	51,514
Research and development	17,556	15,528	33,779	28,730
General and administrative	13,993	19,008	34,387	36,879

Total operating expenses	57,349	57,935	121,097	117,123

Income from financial services	8,206	7,252	16,748	15,388

Operating Income	47,233	41,541	76,514	68,020

Non-operating Expense (Income):
Interest expense	1,183	623	1,758	1,147
Other expense (income), net	1,073	(17)	1,244	354

Income before income taxes	44,977	40,935	73,512	66,519

Provision for Income Taxes	14,842	13,509	24,259	21,951

Net Income from continuing operations	$30,135	$27,426	$49,253	$44,568

Loss from discontinued operations, net of tax	(145)	(3,057)	(420)	(5,894)

Net Income	$29,990	$24,369	$48,833	$38,674

Basic Net Income per share
Continuing operations	$0.71	$0.65	$1.16	$1.05
Loss from discontinued operations	(0.00)	(0.07)	$(0.01)	$(0.14)

Net Income	$0.71	$0.58	$1.15	$0.91

Diluted Net Income per share
Continuing operations	$0.68	$0.61	$1.11	$0.99
Loss from discontinued operations	(0.00)	(0.07)	(0.01)	(0.13)

Net Income	$0.68	$0.54	$1.10	$0.86

Weighted average shares outstanding:
Basic	42,270	42,181	42,543	42,376

Diluted	44,104	44,968	44,552	45,108

All periods presented reflect the classification of the Marine Division’s financial results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months
	Ended June 30,
	2005	2004
Operating Activities:
Net income	$48,833	$38,674
Net loss from discontinued operations	420	5,894
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,416	25,798
Noncash compensation	6,285	7,992
Noncash income from financial services	(6,259)	(5,206)
Deferred income taxes	5,245	4,765
Changes in current operating items:
Trade receivables	13,828	(12,976)
Inventories	(63,193)	(25,113)
Accounts payable	10,328	24,652
Accrued expenses	(36,447)	(38,643)
Income taxes payable	122	8,390
Prepaid expenses and others, net	(2,143)	3,602

Net cash provided by continuing operations	5,435	37,829
Net cash flow provided by (used for) discontinued operations	(6,182)	853

Net cash provided by (used for) operating activities	(747)	38,682

Investing Activities:
Purchase of property and equipment	(47,175)	(38,038)
Investments in finance affiliate and retail credit deposit, net	12,288	9,455

Net cash used for continuing operations investment activities	(34,887)	(28,583)
Net cash used for discontinued operations investment activities	—	(539)

Net cash used for investing activities	(34,887)	(29,122)

Financing Activities:
Borrowings under credit agreement	297,000	231,000
Repayments under credit agreement	(285,000)	(231,007)
Repurchase and retirement of common shares	(92,096)	(36,674)
Cash dividends to shareholders	(23,646)	(19,520)
Proceeds from stock issuances under employee plans	15,227	2,716

Net cash used for financing activities	(88,515)	(53,485)

Net decrease in cash and cash equivalents	(124,149)	(43,925)

Cash and cash equivalents at beginning of period	138,469	82,761

Cash and cash equivalents at end of period	$14,320	$38,836

All periods presented reflect the classification of the marine division’s financial results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
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
New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). The statement originally required the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the implementation date of SFAS No. 123R to the beginning of the Company’s next fiscal year. Based on the change in the implementation date, Polaris expects to implement the statement beginning with its interim financial statements for the first quarter 2006. As of yet the Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.
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
June 30, 2005
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2005	2004	2005	2004
Accrued warranty reserve, beginning	$21,701	$23,943	$28,243	$29,068
Additions charged to expense	10,581	4,857	16,046	8,213
Warranty claims paid	(8,896)	(6,482)	(19,953)	(14,963)
Consumer Products Safety Commission (CPSC) settlement paid (charged to expense prior to 2004)	—	—	(950)	—

Accrued warranty reserve, ending	$23,386	$22,318	$23,386	$22,318

During the first quarter 2005, the Company paid the CPSC $950,000 to settle claims alleging that the Company violated the Consumer Product Safety Act dating back to the late 1990’s. Polaris and the CPSC approved the settlement to avoid continuing legal costs associated with protracted litigation.
Stock Based Employee Compensation
Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro-forma amounts (in thousands except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income from continuing operations:
As reported	$30,135	$27,426	$49,253	$44,568
Less: Additional compensation expense, net of tax	(1,002)	(1,393)	(2,256)	(2,697)

Pro forma	$29,133	$26,033	$46,997	$41,871

Net income from continuing operations per share (diluted):
As reported	$0.68	$0.61	$1.11	$0.99
Pro forma	$0.66	$0.58	$1.06	$0.93
The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
NOTE 2. Inventories
Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw Materials and Purchased Components	$36,469	$14,993
Service Parts, Garments and Accessories	73,413	67,966
Finished Goods	138,358	100,735
Less: reserves	(11,422)	(10,070)

Inventories	$236,818	$173,624

NOTE 3. Financing Agreement
 Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 3.91 percent at June 30, 2005).
 Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.
 As of June 30, 2005, total borrowings under the bank line of credit arrangement was $30,000,000 and has been classified as long-term in the accompanying consolidated balance sheets.
NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2005 was approximately $629,000,000.
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
June 30, 2005
GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.
A wholly owned subsidiary of Polaris has an agreement with Household Bank, N.A. (Household) to provide private label retail credit financing to Polaris consumers through Polaris dealers in the United States. The receivable portfolio is owned and managed by Household and is funded 85 percent by Household and its affiliates and 15 percent by a cash deposit shared equally between the two parties. The amount financed by consumers under this arrangement, net of loss reserves, at June 30, 2005 was approximately $685,000,000. Polaris’ deposit in the retail credit portfolio is reflected as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The agreement with Household provides that all income and losses of the retail credit portfolio are shared 50 percent by Polaris and 50 percent by Household. Polaris’ allocable share of the income from the retail credit portfolio has been included as a component of Income from financial services in the accompanying consolidated statements of income. Under the terms of the agreement, either party has the right to terminate the agreement if profitability of the portfolio falls below certain minimum levels. Polaris’ financial exposure under this agreement is limited to its deposit plus an aggregate amount of not more than $15,000,000.
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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
NOTE 6. Shareholders’ Equity
During the first six months of 2005, Polaris paid $92,096,000 to repurchase and retire approximately 1,525,000 shares of its common stock. As of June 30, 2005 the Company has authorization from its Board of Directors to repurchase up to an additional 1,494,000 shares of Polaris stock.
Polaris paid a regular cash dividend of $0.28 per share on May 16, 2005 to holders of record on May 2, 2005.
On July 20, 2005, the Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about August 15, 2005 to holders of record of such shares at the close of business on August 1, 2005.
Net Income per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the non-qualified deferred compensation plan for the non-employee members of the Board of Directors (Director Plan) and the Employee Stock Ownership Plan (ESOP). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of outstanding stock options and certain shares issued under the restricted stock plan.
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	42,030	41,944	42,325	42,133

Director Plan	65	58	64	59

ESOP	175	179	154	184

Weighted average shares outstanding - basic	42,270	42,181	42,543	42,376

Net effect of dilutive stock options and restricted stock	1,834	2,787	2,009	2,732

Weighted average shares outstanding – diluted	44,104	44,968	44,552	45,108

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$29,990	$24,369	$48,833	$38,674

Other comprehensive income:

Foreign currency translation adjustment	(2,669)	(1,305)	(4,894)	(2,365)
Unrealized gain (loss) on derivative instruments	586	234	1,958	4,265

Comprehensive income	$27,907	$23,298	$45,897	$40,574

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
Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At June 30, 2005, the fair value of the interest rate swap agreement was an unrealized loss of $1,175,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
At June 30, 2005, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $36,271,000, and an unrealized loss of $1,459,000 and open Canadian dollar contracts with notional amounts totaling U.S. $37,783,000 and an unrealized loss of $567,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
NOTE 9. Discontinued Operations
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, there were $8,287,000 of liabilities related to the marine products division at the time of the exit announcement. Total cash outlays of $4,473,000 were made in the second quarter 2005 related to the liabilities. Total cash outlays of $22,327,000 have been made since the marine products division exit announcement.
In addition, the loss on disposal of discontinued operations included $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. Non-cash charges totaling $67,000 were made to the accrual in the second quarter 2005. Total non-cash charges of $5,966,000 have been made to the accrual since the marine products division exit announcement.
No adjustments were made to the closedown accrual during the second quarter 2005. Utilization of components of the accrued disposal costs during the second quarter 2005 is as follows (in thousands):

		Utilization		Utilization
		Three		Three
		Months		Months
	Balance	Ended	Balance,	Ended	Balance
	December 31,	March 31,	March 31,	June 30,	June 30,
	2004	2005	2005	2005	2005
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$12,111	$(3,986)	$8,125	$(3,520)	$4,605

Costs related to canceling supplier arrangements	5,039	(290)	4,749	(208)	4,541

Legal, regulatory, personnel and other costs	6,932	(668)	6,264	(745)	5,519

Disposition of tooling, inventory and other fixed assets (non-cash)	1,104	(108)	996	(67)	929

Total	$25,186	$(5,052)	$20,134	$(4,540)	$15,594

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Sales	$1,923	$27,717	$3,598	$44,696

Loss on discontinued operations before income tax benefit	(216)	(4,563)	(627)	(8,797)

Income tax (benefit)	(71)	(1,506)	(207)	(2,903)

Loss on discontinued operations, net of tax	$(145)	$(3,057)	$(420)	$(5,894)

NOTE 10. Subsequent Events
KTM Transaction
On July 18, 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) entered into an agreement to purchase from an institutional investor approximately 24.9% of the issued and outstanding share capital of Cross Holding AG, an Austrian joint stock company whose shares are traded on the Vienna stock exchange and whose name is in the process of being changed to KTM Power Sports AG (“KTM Power Sports”). The purchase price, subject to adjustment depending upon the number of shares of KTM Power Sports issued and outstanding and the related number of shares purchased on the closing date of the transaction, is estimated to be approximately Euros 62.6 million to Euros 68.5 million. The transaction, subject to customary closing conditions and regulatory approval, is expected to close during the third quarter 2005. Additionally, on July 18, 2005, Polaris Austria entered into a Call Option Agreement (“Call Option Agreement”) with Cross Industries AG (“Cross Industries”), the largest shareholder of KTM Power Sports, pursuant to which, among other things and subject to certain conditions, in 2007 either Cross Industries may purchase Polaris Austria’s interest in KTM Power Sports or, alternatively, Polaris Austria may purchase Cross Industries’ interest in KTM Power Sports. The Call Option Agreement is included as Exhibit 2.1 to Polaris’ Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 19, 2005.
Amendment of Polaris’ Five-Year Revolving Credit Agreement
On July 11, 2005, Polaris entered into an amendment (the “First Amendment”) to its Five-Year Revolving Credit Agreement (the “Facility”), dated as of June 25, 2004. The First Amendment provides for borrowings in currencies other than U.S. Dollars and revises certain non-financial covenants. Except as noted, all other terms of the Facility, including but not limited to, the applicable interest rates, maturity date, financial covenants and conditions to borrowing, remain in full force and effect.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters and the year-to-date periods ended June 30, 2005 and 2004. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Note: Unless otherwise noted, the following discussion relates only to results from continuing operations.
Sales were $442.3 million in the second quarter 2005, representing a 12 percent increase from $ 394.6 million in sales for the same period in 2004.
Sales of ATVs were $302.3 million in the second quarter 2005, up 13 percent from the second quarter 2004 sales of $266.7 million. Sales growth was driven by the RANGER™ product line and international ATV sales. The new value-priced Phoenix ATV also contributed to the sales growth. Year-to-date 2005 sales of ATVs increased 13 percent over last year, a direct result of growth in the RANGER™ product line and strong international sales growth during the year-to-date period. The average ATV per unit sales price in 2005 increased eight percent over last year’s second quarter and seven percent over last year’s year-to-date period primarily as a result of the increased sales of the higher priced RANGER™ product and a positive product mix change.
Sales of snowmobiles were $51.9 million for the second quarter 2005, an increase of six percent from sales of $48.7 million for the comparable period in 2004, primarily due to timing of shipments. For the year-to-date 2005 period, snowmobile sales decreased five percent compared to the prior year-to-date period. The average snowmobile per unit sales price for the second quarter 2005 decreased four percent compared to last year’s second quarter unit sales price due to product mix change.
Sales of Victory motorcycles were $22.2 million for the second quarter 2005, a 24 percent increase from $17.9 million for the comparable period in 2004. The increase is attributable to improved brand recognition, the success of the new Hammer and 8-Ball models and continued acceptance of the Vegas and Kingpin models. Additionally, improvement in the dealer network is contributing to the higher sales. Victory motorcycle sales increased 18 percent for the first six months of 2005 over the same period in 2004. The average per unit sales price for Victory motorcycles increased nine percent during the second quarter 2005 when compared to the same period in 2004 due to a product mix change.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
PG&A sales were $65.9 million for the second quarter 2005, an increase of eight percent from $61.3 million for the second quarter 2004. For the six-month period ended June 30, 2005, PG&A sales increased eight percent from the comparable period in 2004. Higher sales for ATV, RANGERTM and Victory PG&A offset somewhat by lower sales of snowmobile PG&A contributed to the increase for the second quarter and year-to-date 2005 periods.
Gross profit for the second quarter 2005 increased five percent to $96.4 million compared to $92.2 million for the second quarter 2004. For the year-to-date period ended June 30, 2005, gross profit increased seven percent to $180.9 million compared to $169.8 million in the comparable period in 2004. Gross profit, as a percentage of sales, was 21.8 percent for the second quarter 2005, a decrease from 23.4 percent in the comparable quarter of 2004. For the first six months 2005, gross margins were 22.6 percent compared to 23.5 percent for the same six-month period in 2004. The gross profit margin for the second quarter and six-month periods in 2005 decreased primarily due to higher warranty expense incurred during the second quarter 2005 resulting from certain quality issues and product recalls, higher floor plan financing costs, increased raw material costs, and incremental transportation and fuel costs on a year over year comparative basis. These higher costs were partially offset by continued efficiency gains and savings from various cost reduction initiatives.
For the second quarter 2005, operating expenses decreased both as a percent of sales and in actual dollars spent compared to the second quarter 2004. Operating expenses for the second quarter 2005 decreased one percent to $57.3 million or 13.0 percent of sales compared to $57.9 million or 14.7 percent of sales for the second quarter 2004. For the year-to-date period, operating expenses increased three percent to $121.1 million or 15.1 percent of sales compared to $117.1 million or 16.2 percent of sales for the same period in 2004. Operating expenses, as a percent of sales, decreased in the second quarter and year-to-date periods ended June 30, 2005 primarily due to the lower Polaris stock price that reduced stock based compensation plan expenses. These reductions were partially offset by higher research and development expenses related to new product development and the new research and development facility in Wyoming, Minnesota which opened during the second quarter 2005.
Income from financial services increased 13 percent to $8.2 million in the second quarter 2005, up from $7.3 million in the second quarter 2004, primarily due to increased profitability generated from the wholesale credit portfolio. Retail credit losses, which have increased to approximately four percent of the portfolio balance, continue to be in line with our expectations and the experience of portfolios similar in nature and maturity. Income from financial services for the year-to-date period ended June 30, 2005 increased nine percent to $16.7 million compared to $15.4 million for the same period in 2004.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s second quarter 2005 loss from discontinued operations was $0.1 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $3.1 million, net of tax, or $0.07 per diluted share in the second quarter 2004. Reported net income for the second quarter 2005, including both continuing and discontinued operations, was $30.0 million, or $0.68 per diluted share compared to $24.4 million, or $0.54 per diluted share in the second quarter 2004. For the six months ended June 30, 2005, the loss from discontinued operations was $0.4 million,

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
after tax, or $0.01 per diluted share, compared to a loss of $5.9 million or $0.13 per diluted share in 2004. Reported net income for the six months ended June 30, 2005, including both continuing and discontinued operations was $48.8 million or $1.10 per diluted share, compared to $38.7 million, or $0.86 per diluted share for the six months ended June 30, 2004.
Cash Dividends
Polaris paid a $0.28 per share dividend on May 16, 2005 to shareholders of record on May 2, 2005. On July 20, 2005, the Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about August 15, 2005 to holders of record of such shares at the close of business on August 1, 2005.
Liquidity and Capital Resources
Net cash provided by operating activities of continuing operations totaled $64.1 million for the second quarter 2005, a three percent increase from $62.1 million in the second quarter 2004. Year-to-date ended June 30, 2005, net cash provided by operating activities of continuing operations totaled $5.4 million compared to $37.8 million in the first half of 2004. An increase in inventory levels compared to the same period last year was the primary reason for the decrease in net cash provided by operating activities during the first half of 2005. Net cash used for investing activities from continuing operations was $34.9 million during the first six months of 2005 and primarily represents the purchase of property and equipment offset somewhat by a reduction of the investment in finance affiliate and retail credit deposit. Net cash used for financing activities was $88.5 million during the six months ended June 30, 2005, which primarily represents dividends paid to shareholders and the repurchase of common shares offset somewhat by an increase in proceeds from employee stock option exercises. Cash and cash equivalents totaled $14.3 million at June 30, 2005.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 3.91 percent at June 30, 2005). As of June 30, 2005, total borrowing under this credit arrangement was $30.0 million and has been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was eight percent at June 30, 2005 compared to five percent at June 30, 2004.
The following table summarizes the Company’s significant future contractual obligations at June 30, 2005 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$30.0	$—	$—	$30.0
Interest expense under swap agreement	2.6	1.3	1.3	—
Operating leases	4.6	2.0	2.2	0.4
Capital leases	0.4	0.1	0.3	—

Total	$37.6	$3.4	$3.8	$30.4

Additionally, at June 30, 2005, Polaris had letters of credit outstanding of $7.5 million related to purchase obligations for raw materials.
In the past, Polaris has entered into interest rate swap agreements to manage exposures

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.
During the first six months of 2005, Polaris paid $92.1 million to repurchase and retire 1.5 million shares of its common stock. The shares repurchased in the second quarter had a positive impact on earnings per share of less than $0.02 per share for the quarter ended June 30, 2005. The Company has authorization from its Board of Directors to repurchase up to an additional 1.5 million shares of Polaris stock as of June 30, 2005.
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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
As of June 30, 2005, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $629.0 million, a 15 percent increase from $549.0 million at June 30, 2004. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio. The Household retail credit portfolio balance as of June 30, 2005, was approximately $685.0 million, a 31 percent increase from $524.0 million at June 30, 2004. Credit losses have averaged approximately four percent of the portfolio balance, in line with Household’s experience with portfolios similar in nature and maturity.
Inflation and Foreign Exchange Rates
Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.
During calendar year 2004, purchases totaling 13 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter and year-to-date periods ended June 30, 2005 were negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2004. At June 30, 2005 Polaris had open Japanese yen foreign exchange hedging contracts in place through the fourth quarter 2005 with notional amounts totaling $36.3 million with an average rate of approximately 106 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales for the remainder of 2005 when compared to the same periods in 2004.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher gross margin levels in the second quarter and year-to-date periods ended June 30, 2005 when compared to the same periods in 2004. At June 30, 2005 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the third quarter 2005 with notional amounts totaling $37.8 million with an average rate of approximately 0.80. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income for the remainder of 2005 when compared to the same periods in 2004.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The weakening of the U.S. dollar in relation to the Euro has resulted in slightly lower gross margin levels on a comparable basis in the second quarter and year-to-date periods ended June 30, 2005 when compared to the same periods in 2004. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2005.
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

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.
Subsequent Events
KTM Transaction
On July 18, 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) entered into an agreement to purchase from an institutional investor approximately 24.9% of the issued and outstanding share capital of Cross Holding AG, an Austrian joint stock company whose shares are traded on the Vienna stock exchange and whose name is in the process of being changed to KTM Power Sports AG (“KTM Power Sports”). The purchase price, subject to adjustment depending upon the number of shares of KTM Power Sports issued and outstanding and the related number of shares purchased on the closing date of the transaction, is estimated to be approximately Euros 62.6 million to Euros 68.5 million. The transaction, subject to customary closing conditions and regulatory approval, is expected to close during the third quarter 2005. Additionally, on July 18, 2005, Polaris Austria entered into a Call Option Agreement (“Call Option Agreement”) with Cross Industries AG (“Cross Industries”), the largest shareholder of KTM Power Sports, pursuant to which, among other things and subject to certain conditions, in 2007 either Cross Industries may purchase Polaris Austria’s interest in KTM Power Sports or, alternatively, Polaris Austria may purchase Cross Industries’ interest in KTM Power Sports. The Call Option Agreement is included as Exhibit 2.1 to Polaris’ Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 19, 2005.
Amendment of Polaris’ Five-Year Revolving Credit Agreement
On July 11, 2005, Polaris entered into an amendment (the “First Amendment”) to its Five-Year Revolving Credit Agreement (the “Facility”), dated as of June 25, 2004. The First Amendment provides for borrowings in currencies other than U.S. Dollars and revises certain non-financial covenants. Except as noted, all other terms of the Facility, including but not limited to, the applicable interest rates, maturity date, financial covenants and conditions to borrowing, remain in full force and effect.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2004 Annual Report on Form 10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainty that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; benefits from the KTM relationship; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the second quarter 2005.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
PART II. OTHER INFORMATION
     Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 – 30, 2005	820,000	$58.80	820,000	1,895,000
May 1 – 31, 2005	400,000	$55.82	400,000	1,495,000
June 1 – 30, 2005	1,000	$55.14	1,000	1,494,000

Total	1,221,000	$57.82	1,221,000	1,494,000

(1) Our Board of Directors approved the repurchase of up to an aggregate of 23.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 21.5 million shares have been repurchased through June 30, 2005. This Program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of shareholders on April 21, 2005. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:
1.	To elect the following nominee as a Class I member of the board of directors of the Company for a two year term and until his successor is duly elected and qualified:

	Votes For	Withheld Authority
Robert L. Caulk	37,542,532	208,668
To elect the following nominees as Class II members of the board of directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority
William E. Fruhan, Jr.	36,908,499	842,701
R.M. (Mark) Schreck	37,566,576	184,624
John R. Menard, Jr.	37,554,955	196,245
The terms of the following directors continued after the annual meeting: Andris A. Baltins, Annette K. Clayton, Gregory R. Palen, Thomas C. Tiller and Richard A. Zona.

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
2.	To approve amendments to the Polaris Industries Inc. Deferred Compensation Plan for Directors:

Votes For	Votes Against	Abstentions	Broker Non-Vote
30,868,065	753,549	146,886	5,982,699
3.	To approve amendments to the Polaris Industries Inc. 1996 Restricted Stock Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
20,370,076	11,257,302	141,123	5,982,689
     Item 6-Exhibits
     (a) Exhibits
Exhibit 10(j) – First Amendment to Five-Year Revolving Credit Agreement among the Company, certain subsidiaries of the Company, the lenders identified therein and Bank of America, N.A., as administrative agent dated July 11, 2005.
Exhibit 31.a – Certification of Chief Executive Officer – Section 302
Exhibit 31.b – Certification of Chief Financial Officer – Section 302
Exhibit 32.a – Certification of Chief Executive Officer – Section 906
Exhibit 32.b – Certification of Chief Financial Officer – Section 906

FORM 10-Q
For the Quarterly Period Ended
June 30, 2005
Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: July 29, 2005	/s/ Thomas C. Tiller

Thomas C. Tiller
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2005	/s/ Michael W. Malone

Michael W. Malone
Vice President, Finance, Chief
Financial Officer, and Secretary
(Principal Financial and Chief
Accounting Officer)