Form 10-Q
period 2005-09-30
POLARIS INDUSTRIES INC/MN
filed 2005-11-09
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of November 7, 2005, 41,595,428 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2005

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$13,410	$138,469
Trade receivables	68,527	71,172
Inventories	249,890	173,624
Prepaid expenses and other	13,718	12,090
Deferred tax assets	60,644	65,489
Current assets of discontinued operations	354	4,811

Total current assets	406,543	465,655

Property and equipment, net	222,715	200,901
Investments in finance affiliate and retail credit deposit	48,274	98,386
Investment in manufacturing affiliates	88,963	2,877
Goodwill, net	25,006	24,798
Intangible and other assets, net	241	308

Total Assets	$791,742	$792,925

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$146,316	$96,302
Accrued expenses	229,263	252,704
Income taxes payable	37,530	31,001
Current liabilities of discontinued operations	7,098	25,186

Total current liabilities	420,207	405,193

Deferred income taxes	1,800	8,000
Borrowings under credit agreement	18,000	18,000

Total liabilities	$440,007	$431,193

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—

Common stock $0.01 par value, 80,000 shares authorized, 41,815 and 42,741 shares issued and outstanding	$418	$427
Additional paid-in capital	—	—
Deferred compensation	(4,077)	(8,516)
Retained earnings	355,847	366,345
Accumulated other comprehensive income (loss)	(453)	3,476

Total shareholders’ equity	351,735	361,732

Total Liabilities and Shareholders’ Equity	$791,742	$792,925

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$543,124	$510,623	$1,343,732	$1,234,248
Cost of sales	416,343	387,206	1,036,088	941,076

Gross profit	126,781	123,417	307,644	293,172
Operating expenses
Selling and marketing	27,324	28,051	80,255	79,565
Research and development	17,706	15,294	51,485	44,024
General and administrative	18,191	20,158	52,578	57,037

Total operating expenses	63,221	63,503	184,318	180,626

Income from financial services	10,203	7,429	26,951	22,817

Operating Income	73,763	67,343	150,277	135,363

Non-operating Expense (Income):
Interest expense	1,552	558	3,310	1,705
Equity in (income) of manufacturing affiliates, net of tax	(945)	(6)	(945)	—
Other expense, net	1,159	265	2,403	613

Income before income taxes	71,997	66,526	145,509	133,045

Provision for Income Taxes	20,870	21,954	45,129	43,905

Net Income from continuing operations	$51,127	$44,572	$100,380	$89,140

Loss from discontinued operations, net of tax	$(265)	$(2,067)	$(685)	$(7,961)
Loss on disposal of discontinued operations, net of tax	—	(23,852)	—	(23,852)

Net Income	$50,862	$18,653	$99,695	$57,327

Basic Net Income per share
Continuing operations	$1.22	$1.05	$2.37	$2.10
Loss from discontinued operations	(0.01)	(0.05)	(0.02)	(0.19)
Loss on disposal of discontinued operations	—	(0.56)	—	(0.56)

Net Income	$1.21	$0.44	$2.35	$1.35

Diluted Net Income per share
Continuing operations	$1.17	$1.00	$2.27	$1.98
Loss from discontinued operations	(0.01)	(0.05)	(0.02)	(0.18)
Loss on disposal of discontinued operations	—	(0.53)	—	(0.53)

Net Income	$1.16	$0.42	$2.25	$1.27

Weighted average shares outstanding:
Basic	41,962	42,294	42,349	42,348
Diluted	43,696	44,771	44,267	44,996
The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	For Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net income	$99,695	$57,327
Net loss from discontinued operations	685	31,813
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47,466	43,525
Noncash compensation	9,553	11,892
Noncash income from manufacturing affiliates	(945)	—
Noncash income from financial services	(9,669)	(8,123)
Deferred income taxes	(1,355)	(550)
Changes in current operating items:
Trade receivables	2,645	(26,711)
Inventories	(76,264)	(31,487)
Accounts payable	50,014	79,886
Accrued expenses	(23,441)	(22,383)
Income taxes payable	21,020	524
Prepaid expenses and others, net	(5,255)	1,850

Net cash provided by continuing operations	114,149	137,563
Net cash flow provided (used) from discontinued operations	(14,316)	10,499

Net cash provided by operating activities	99,833	148,062

Investing Activities:
Purchase of property and equipment	(69,423)	(61,992)
Investment in manufacturing affiliates	(85,443)	0
Investments in finance affiliate and retail credit deposit, net	59,781	6,762

Net cash used for continuing operations investment activities	(95,085)	(55,230)
Net cash used for discontinued operations investment activities	—	(1,091)

Net cash used for investing activities	(95,085)	(56,321)

Financing Activities:
Borrowings under credit agreement	554,000	380,000
Repayments under credit agreement	(554,000)	(380,008)
Repurchase and retirement of common shares	(111,297)	(49,225)
Cash dividends to shareholders	(35,329)	(29,095)
Proceeds from stock issuances under employee plans	16,819	10,400

Net cash used for financing activities	(129,807)	(67,928)

Net increase (decrease) in cash and cash equivalents	(125,059)	23,813

Cash and cash equivalents at beginning of period	138,469	82,761

Cash and cash equivalents at end of period	$13,410	$106,574

The accompanying footnotes are an integral part of these consolidated statements.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Certain amounts in the 2005 and 2004 periods presented have been reclassified for consistency of presentation. Polaris’ allocable share of the income (loss) of Robin Manufacturing (Robin) has been reclassified to Equity in (income) of manufacturing affiliates, net of tax and Polaris’ investment for Robin has been reclassified to Investments in manufacturing affiliates in the consolidated balance sheets for each period presented. These changes had no impact on previously reported net income.
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
Product Warranties
Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for all remaining products. Polaris may provide longer

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Accrued warranty reserve, beginning	$23,386	$22,318	$28,243	$29,068
Additions charged to expense	10,553	8,753	26,599	16,965
Warranty claims paid	(7,000)	(5,269)	(26,953)	(20,231)
Consumer Products Safety Commission (CPSC) settlement paid (charged to expense prior to 2004)	—	—	(950)	—

Accrued warranty reserve, ending	$26,939	$25,802	$26,939	$25,802

During the first quarter 2005, the Company paid the CPSC $950,000 to settle claims alleging that the Company violated the Consumer Product Safety Act dating back to the late 1990’s. Polaris entered into the settlement to avoid continuing legal costs associated with protracted litigation.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income from continuing operations:
As reported	$51,127	$44,572	$100,380	$89,140
Less: Additional compensation expense, net of tax	(2,518)	(992)	(4,774)	(3,699)

Pro forma	$48,609	$43,580	$95,606	$85,441

Net income from continuing operations per share (diluted):
As reported	$1.17	$1.00	$2.27	$1.98
Pro forma	$1.11	$0.97	$2.16	$1.90

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model.
NOTE 2. Inventories
Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw Materials and Purchased Components	$46,116	$14,993
Service Parts, Garments and Accessories	71,999	67,966
Finished Goods	144,991	100,735
Less: reserves	(13,216)	(10,070)

Inventories	$249,890	$173,624

NOTE 3. Financing Agreement
Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 4.40 percent at September 30, 2005).
Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.
As of September 30, 2005, total borrowings under the bank line of credit arrangement were $18,000,000 and has been classified as long-term in the accompanying consolidated balance sheets.
NOTE 4. Investments in Finance Affiliate and Retail Credit Deposit
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was purchased by GE Commercial Distribution Finance (GECDF), a subsidiary of General Electric Company. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at September 30, 2005 was approximately $757,000,000.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.
A wholly owned subsidiary of Polaris has entered into a new multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the new multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The new contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC which was $50.0 million at August 1, 2005.
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
NOTE 5. Investment in Manufacturing Affiliate
Polaris is a partner with Fuji Heavy Industries Ltd. in Robin Manufacturing, U.S.A. (Robin). Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Polaris’ investment in Robin is accounted for under the equity method, and is recorded as a component of Investment in manufacturing affiliates in the accompanying consolidated balance sheets. Polaris’ allocable share of the income (loss) of Robin has been included on an after-tax basis as a component of Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income.
During third quarter 2005 Polaris, through an Austrian subsidiary, invested in the Austrian motorcycle manufacturer KTM Power Sports AG (KTM) by purchasing a 24.9 percent interest in that company from a third party for $82.8 million. KTM manufactures and markets ready-to-race, off-road motorcycles, and recently entered the on-road motorcycle segment. Polaris’ investment in KTM is accounted for under the equity method, and is recorded, together with associated transaction costs, as a component of Investment in manufacturing affiliates in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of KTM is recorded on an after-tax basis as a component of Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
KTM Power Sports AG or, alternatively, Polaris may purchase Cross’ interest and become the majority shareholder of KTM Power Sports AG. In the latter case, under most circumstances, the majority of the purchase price to Cross will be settled in Polaris shares and Cross will become a significant shareholder in the combined Polaris/KTM organization. Cross’ principal shareholders are entities controlled by KTM CEO Stefan Pierer and KTM CFO Rudolf Knünz. The exercise price under both option arrangements are based on market-based, predetermined pricing formulas to be derived from operating results of both companies in 2007.
NOTE 6. Shareholders’ Equity
During the first nine months of 2005, Polaris paid $111,297,000 to repurchase and retire approximately 1,907,000 shares of its common stock. On October 20, 2005 the Board of Directors increased the Company’s common stock share repurchase authorization by 4,000,000 shares. The additional share repurchase authorization, together with the 1,112,000 shares remaining available for repurchase under the prior authorization as of September 30, 2005, brings the total shares authorized to be repurchased to approximately 5,112,000 shares. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.28 per share on August 15, 2005 to holders of record on August 1, 2005.
On October 20, 2005, the Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about November 15, 2005 to holders of record of such shares at the close of business on November 1, 2005.
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

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	41,704	42,081	42,118	42,115

Director Plan	67	59	65	59

ESOP	191	154	166	174

Weighted average shares outstanding — basic	41,962	42,294	42,349	42,348

Net effect of dilutive stock options and restricted stock	1,734	2,477	1,918	2,648

Weighted average shares outstanding — diluted	43,696	44,771	44,267	44,996

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$50,862	$18,653	$99,695	$57,327
Other comprehensive income:
Foreign currency translation adjustment	221	1,300	(4,673)	(1,065)
Unrealized gain (loss) on derivative instruments	(1,214)	(2,069)	744	2,196

Comprehensive income	$49,869	$17,884	$95,766	$58,458

NOTE 7. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. Polaris is currently self-insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels.
Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is not probable that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
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
Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated and meets the criteria as a cash flow hedge. At September 30, 2005, the fair value of the interest rate swap agreement was an unrealized loss of $859,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
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
At September 30, 2005, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $36,662,000, and an unrealized loss of $1,250,000 and open Canadian dollar contracts with notional amounts totaling U.S. $82,825,000 and an unrealized loss of $3,007,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
NOTE 9. Discontinued Operations
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, there were $8,287,000 of liabilities related to the marine products division at the time of the exit announcement. Total cash outlays of $7,909,000 were made in the third quarter 2005 related to the liabilities. Total cash outlays of $30,236,000 have been made since the marine products division exit announcement.
In addition, the loss on disposal of discontinued operations included $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. Non-cash charges totaling $588,000 were made to the accrual in the third quarter 2005.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
Total non-cash charges of $6,554,000 have been made to the accrual since the marine products division exit announcement. No adjustments were made to the closedown accrual during the third quarter 2005.
Utilization of components of the accrued disposal costs during the third quarter and year-to-date period ended September 30, 2005 is as follows (in thousands):

				Utilization
		Utilization		Three
		Six Months		Months
	Balance	Ended	Balance,	Ended	Balance
	December 31,	June 30,	June 30,	Sept. 30,	Sept. 30,
	2004	2005	2005	2005	2005
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$12,111	($7,506)	$4,605	($3,232)	$1,373

Costs related to canceling supplier arrangements	5,039	(498)	4,541	(4,538)	3

Legal, regulatory, personnel and other costs	6,932	(1,413)	5,519	(139)	5,380

Disposition of tooling, inventory and other fixed assets (non-cash)	1,104	(175)	929	(588)	341

Total	$25,186	($9,592)	$15,594	($8,497)	$7,097

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Sales	$199	$3,142	$3,797	$47,838

Loss on discontinued operations before income tax benefit	(395)	(3,086)	(1,022)	(11,883)

Income tax (benefit)	(130)	(1,019)	(337)	(3,922)

Loss on discontinued operations, net of tax	($265)	($2,067)	($685)	($7,961)

Loss on disposal of discontinued operations, net of tax	—	($23,852)	—	($23,852)

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters and the year-to-date periods ended September 30, 2005 and 2004. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the third quarter ended September 30, 2005, Polaris reported record net income from continuing operations of $1.17 per diluted share, a 17 percent increase over net income from continuing operations of $1.00 per diluted share for the period ended September 30, 2004. Net income from continuing operations was $51.1 million, an increase of 15 percent over net income from continuing operations of $44.6 million for the period ended September 30, 2004. The third quarter 2005 net income from continuing operations includes an income tax benefit of $2.6 million or $0.06 per diluted share resulting primarily from the settlement of state income tax audit disputes for the years 1997 through 2000. Sales from continuing operations for the third quarter 2005 totaled a record $543.1 million, up six percent compared to sales from continuing operations of $510.6 million for the third quarter 2004. In the third quarter 2005, ATV sales grew four percent, snowmobile sales increased ten percent, Victory motorcycles grew 45 percent and parts, garments and accessories increased 8 percent when compared to the same period in 2004.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $543.1 million in the third quarter 2005, representing a six percent increase from $ 510.6 million in sales for the same period in 2004.
Sales of ATVs were $351.2 million in the third quarter 2005, up four percent from the third quarter 2004 sales of $338.7 million. The sales growth was primarily driven by continued growth in the RANGER™ product line. Year-to-date 2005 sales of ATVs increased nine percent over last year, a result of growth in the RANGER™ product line and strong international sales growth during the year-to-date period. The average per unit sales price for ATVs in third quarter 2005 was approximately the same as during third quarter 2004. For the year-to-date period ended September 30, 2005, the average ATV per unit sales price increased four percent over last year’s year-to-date period primarily as a result of the increased sales of the higher priced RANGER™ product and a positive product mix change.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
Sales of snowmobiles were $104.2 million for the third quarter 2005, an increase of ten percent from sales of $94.7 million for the comparable quarter in 2004. For the year-to-date 2005 period, snowmobile sales increased four percent compared to the prior year-to-date period. The average snowmobile per unit sales price for the third quarter 2005 increased 14 percent compared to last year’s third quarter unit sales price due to product mix change as more of the higher priced snowmobiles were shipped during the third quarter 2005.
Sales of Victory motorcycles were $16.1 million for the third quarter 2005, a 45 percent increase from $11.1 million for the comparable period in 2004. The increase is attributable to improved brand recognition, the success of the new Hammer and 8-Ball models and continued acceptance of the Vegas and Kingpin models. Additionally, improvement in the dealer network is contributing to the higher sales. Victory motorcycle sales increased 24 percent for the first nine months of 2005 over the same period in 2004. The average per unit sales price for Victory motorcycles increased nine percent during the third quarter 2005 when compared to the same period in 2004 due to a product mix change.
PG&A sales were $71.6 million for the third quarter 2005, an increase of eight percent from $66.1 million for the third quarter 2004. For the nine-month period ended September 30, 2005, PG&A sales increased eight percent from the comparable period in 2004. Higher sales for ATV, RANGERTM and Victory PG&A offset somewhat by lower sales of snowmobile PG&A, contributed to the increase for the third quarter and year-to-date periods.
Gross profit for the third quarter 2005 increased three percent to $126.8 million compared to $123.4 million for the third quarter 2004. For the year-to-date period ended September 30, 2005, gross profit increased five percent to $307.6 million compared to $293.2 million in the comparable period in 2004. Gross profit, as a percentage of sales, was 23.3 percent for the third quarter 2005, a decrease from 24.2 percent in the comparable quarter of 2004. For the first nine months 2005, gross margins were 22.9 percent compared to 23.8 percent for the same nine-month period in 2004. The gross profit margin for the third quarter and nine-month period decreased primarily due to increased raw material costs, higher warranty expenses, higher floor plan financing costs and incremental transportation and fuel costs on a year over year comparative basis. These higher costs were partially offset by continued efficiency gains and savings from various cost reduction initiatives.
For the third quarter 2005, operating expenses decreased both in absolute dollars spent and as a percentage of sales compared to the third quarter of 2004. Operating expenses for the third quarter 2005 decreased to $63.2 million or 11.6 percent of sales compared to $63.5 million or 12.4 percent of sales for the third quarter 2004. For the year-to-date period ended September 30, 2005, operating expenses increased two percent to $184.3 million or 13.7 percent of sales compared to $180.6 million or 14.6 percent of sales for the same nine month period in 2004. Operating expenses, as a percent of sales, decreased in the third quarter and year-to-date periods ended September 30, 2005 primarily due to the lower Polaris stock price that reduced stock-based compensation plan expenses. These reductions were partially offset by higher research and development expenses incurred during the 2005 periods related to new product development activities and the new research and development facility in Wyoming, Minnesota which opened in spring 2005.
Income from financial services increased 37 percent to $10.2 million in the third quarter 2005, up from $7.4 million in the third quarter 2004, due to increased profitability generated from both the wholesale credit portfolio and increased income from the retail

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
credit arrangement with HSBC Bank (formerly known as Household Bank, N.A.). During the third quarter the Company entered into a new multi-year contract with HSBC Bank, which provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The new agreement removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC Bank, which was $50.0 million on August 1, 2005, the effective date of the new agreement. Income from financial services for the year-to-date period ended September 30, 2005 increased 18 percent to $27.0 million compared to $22.8 million for the same period in 2004.
During the third quarter 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 24.9 percent interest in that company from a third party for $82.8 million. Income from the investment in KTM is recorded on an after-tax basis on the income statement as a component of Equity in income of manufacturing affiliates and totaled $0.9 million for the third quarter 2005. Polaris’ investment in KTM is accounted for under the equity method, and is recorded, together with associated transaction costs, as a component of Investment in manufacturing affiliates in the accompanying consolidated balance sheets.
The income tax provision for the third quarter 2005 was recorded at a rate of approximately 29.0 percent of Polaris’ pretax income, a reduction from 33.0 percent recorded in the third quarter 2004 and the first half of 2005. The lower income tax rate for the third quarter 2005 is primarily the result of an income tax benefit generated from the settlement of state income tax audit disputes for the years 1997 through 2000. As a result of the settlement, a portion of the Company’s recorded income tax reserves are no longer necessary, resulting in a reduction in the third quarter 2005 income tax provision and a corresponding increase in third quarter 2005 net income of approximately $2.6 million, or $0.06 per diluted share.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s third quarter 2005 loss from discontinued operations was $0.3 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $2.1 million, net of tax, or $0.05 per diluted share in the third quarter 2004. In the third quarter of 2004, the Company recorded a loss on disposal of discontinued operations of $23.9 million, net of tax or $0.53 per diluted share. Reported net income for the third quarter 2005 compared to the same period in 2004, including continuing and discontinued operations and the loss on disposal of discontinued operations, was $50.9 million or $1.16 per diluted share compared to $18.7 million or $0.42 per diluted share in the third quarter of 2004. For the nine months ended September 30, 2005, the loss from discontinued operations was $0.7 million, after tax, or $0.02 per diluted share, compared to a loss of $8.0 million or $0.18 per diluted share in 2004. Reported net income for the nine months ended September 30, 2005, including continuing and discontinued operations and the loss on disposal of discontinued operations, was $99.7 million or $2.25 per diluted share, compared to $57.3 million, or $1.27 per diluted share for the nine months ended September 30, 2004.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
Cash Dividends
Polaris paid a $0.28 per share dividend on August 15, 2005 to shareholders of record on August 1, 2005. On October 20, 2005, the Polaris Board of Directors declared a regular cash dividend of $0.28 per share payable on or about November 15, 2005 to holders of record of such shares at the close of business on November 1, 2005.
Liquidity and Capital Resources
Net cash provided by operating activities of continuing operations totaled $108.7 million for the third quarter 2005, a nine percent increase from $99.7 million in the third quarter 2004. For the year-to-date period ended September 30, 2005, net cash provided by operating activities of continuing operations totaled $114.1 million compared to $137.6 million for the same year-to-date period in 2004. An increase in inventory levels in 2005 compared to the same periods last year was the primary reason for the decrease in net cash provided by operating activities during the third quarter and first nine months of 2005. Net cash used for investing activities from continuing operations was $95.1 million during the first nine months of 2005 and primarily represents the purchase of property and equipment and the investment made in KTM, offset somewhat by the return of Polaris’ $50.0 million cash deposit from HSBC, a result of the new multi-year agreement with HSBC. Net cash used for financing activities was $129.8 million during the nine months ended September 30, 2005, which primarily represents dividends paid to shareholders and the repurchase of common shares offset somewhat by an increase in proceeds from employee stock option exercises. Cash and cash equivalents totaled $13.4 million at September 30, 2005.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 4.40 percent at September 30, 2005). As of September 30, 2005, total borrowing under this credit arrangement was $18.0 million and has been classified as long-term in the accompanying consolidated balance sheets. The Company’s debt to total capital ratio was five percent for each of the periods ending September 30, 2005 and 2004.
The following table summarizes the Company’s significant future contractual obligations at September 30, 2005 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$18.0	$—	$—	$18.0
Interest expense under swap agreement	2.3	1.3	1.0	—
Operating leases	4.3	1.9	2.1	0.3
Capital leases	0.4	0.1	0.3	—

Total	$25.0	$3.3	$3.4	$18.3

Additionally, at September 30, 2005, Polaris had letters of credit outstanding of $3.5 million related to purchase obligations for raw materials.
In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
During the first nine months of 2005, Polaris paid $111.3 million to repurchase and retire 1.9 million shares of its common stock. The shares repurchased in the year-to-date period ended September 30, 2005 had a positive impact on earnings per share of approximately $0.05 per diluted share. On October 20, 2005 the Board of Directors increased the Company’s common stock share repurchase authorization by 4.0 million shares. The additional share repurchase authorization, together with the 1.1 million shares remaining available for repurchase under the prior authorization at September 30, 2005, brings the total shares authorized to be repurchased to approximately 5.1 million shares. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Since 1996, the Company has repurchased approximately 22.0 million shares of its common stock under its share repurchase program.
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
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate and retail credit deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income. As of September 30, 2005, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $757.0 million, a 23 percent increase from $615.0 million at September 30, 2004. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio.
A wholly owned subsidiary of Polaris has entered into a new multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the new multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
The new contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005.
During the third quarter 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) made an investment in Austrian motorcycle manufacturer KTM Power Sports AG by purchasing a 24.9 percent interest in that company from a third party for $82.8 million. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM Power Sports AG or, alternatively, Polaris may purchase Cross’ interest and become the majority shareholder of KTM Power Sports AG. In the latter case, under most circumstances, the majority of the purchase price to Cross will be settled in Polaris shares and Cross will become a significant shareholder in the combined Polaris/KTM organization. Cross’ principal shareholders are entities controlled by KTM CEO Stefan Pierer and KTM CFO Rudolf Knünz. The exercise price under both option arrangements are based on market-based, predetermined pricing formulas to be derived from operating results of both companies in 2007.
Inflation and Foreign Exchange Rates
Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.
During calendar year 2004, purchases totaling 13 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year-to-date periods ended September 30, 2005 were negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2004. At September 30, 2005 Polaris had open Japanese yen foreign exchange hedging contracts in place through the second quarter 2006 with notional amounts totaling $36.7 million with an average rate of approximately 109 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a negative impact on cost of sales for the remainder of 2005 when compared to the same period in 2004 and a positive impact on cost of sales in the first half of 2006 when compared to the same periods in 2005.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher gross margin levels in the third quarter and year-to-date periods ended September 30, 2005 when compared to the same periods in 2004. At September 30, 2005 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the second quarter 2006 with notional amounts totaling $82.8 million with an average rate of approximately 0.83. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income for the remainder of 2005 and the first half of 2006 when compared to the same periods in 2004 and 2005, respectively.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The strengthening of the U.S. dollar in relation to the Euro has resulted in minimal impact on gross margins for the third quarter 2005 and a slightly higher gross margin level in the

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
year-to-date period ended September 30, 2005 when compared to the same periods in 2004. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2005.
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
September 30, 2005
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2004 Annual Report on Form10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the third quarter 2005.

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
PART II. OTHER INFORMATION
     Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
July 1 — 31, 2005	0	0	0	1,494,000
August 1 — 31, 2005	101,000	$52.92	101,000	1,393,000
Sept 1 — 30, 2005	281,000	$49.38	281,000	1,112,000

Total	382,000	$50.32	382,000	1,112,000

(1)	Our Board of Directors have approved the repurchase of up to an aggregate of 27.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 21.9 million shares have been repurchased through September 30, 2005. This Program does not have an expiration date.
Item 6-Exhibits
     (a) Exhibits
Exhibit 31.a — Certification of Chief Executive Officer — Section 302
Exhibit 31.b — Certification of Chief Financial Officer — Section 302
Exhibit 32.a — Certification of Chief Executive Officer — Section 906
Exhibit 32.b — Certification of Chief Financial Officer — Section 906

FORM 10-Q
For the Quarterly Period Ended
September 30, 2005
Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: November 9, 2005	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	/s/ Michael W. Malone
Michael W. Malone
Vice President, Finance, Chief
Financial Officer, and Secretary
(Principal Financial and Chief
Accounting Officer)