Form 10-K
period 2005-12-31
POLARIS INDUSTRIES INC/MN
filed 2006-03-01
CIK 931015

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ✓      No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes           No  ✓
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓      No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ✓      Accelerated filer           Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No  ✓
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,978,753,634 as of February 21, 2006, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
     As of February 21, 2006, 41,554,872 shares of Common Stock, $.01 par value, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 (the “2005 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.
     Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 20, 2006 filed with the Securities and Exchange Commission (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.
2005 FORM 10-K ANNUAL REPORT

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

	ATVs	Snowmobiles	Motorcycles	PG&A

2005	66%	14%	5%	15%
2004	66%	16%	4%	14%
2003	67%	15%	4%	14%
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
      ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (“Bombardier”) entered in 1998. In 2004, John Deere entered into the North American ATV market. In 1985, the number of three- and four-wheel ATVs sold in North America peaked at approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown each year in North America until 2005. Polaris estimates that during the calendar year 2005 the world-wide industry grew one percent with approximately 1,138,000 ATVs sold worldwide.
      Polaris also competes in the utility vehicle market with its RANGERtm off-road utility vehicle platform. Polaris estimates that the utility vehicle market grew approximately 25 percent during the calendar year 2005 with approximately 245,000 utility vehicles sold worldwide.
      Polaris estimates that during the calendar year 2005 the ATV and utility vehicle industry combined, grew four percent with approximately 1,383,000 units sold worldwide.
      Snowmobiles. In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.
      Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that during the season ended March 31, 2005, industry sales of snowmobiles on a worldwide basis were approximately 165,000 units, down nine percent from the previous season.

      Motorcycles. Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.
      Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1996 to 2004. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined grew five percent in 2005 with approximately 466,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.
Products
      All Terrain Vehicles. Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of twenty-one models, includes general purpose, sport and four-wheel drive utility models, with 2006 model year suggested United States retail prices ranging from approximately $1,800 to $8,600. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris has a six-wheel off-road utility vehicle and the Polaris RANGERtm, an off-road side by side utility and recreational vehicle. In 2001, Polaris expanded its utility line called the Polaris Professional Series (“PPS”) with a sourced all surface loader product as well as a 4X4 and 6X6 ATV (ATV Pro), each of which were modifications of existing products. In 2004, the PPS line was phased out and the RANGERtm line expanded to meet both the commercial and recreational customer. The main competitors for the RANGERtm are John Deere, Kawasaki, Yamaha , Arctic Cat and Kubota.
      Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand all-wheel drive provides industry leading traction performance and ride quality thanks to its on demand, easy shift on-the-fly patented design. Polaris’ ATVs include two-cycle and four-cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI. In 2005, Polaris introduced the industry’s first independent rear suspension, center mounted exhaust and PRO steering on a sport ATV, the Outlaw.
      Snowmobiles. Polaris produces a full line of snowmobiles, consisting of 33 models, ranging from youth to utility and economy models to performance and competition models. The 2006 model year suggested United States retail prices ranged from approximately $2,100 to $11,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.
      Motorcycles. In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the Victorytm brand name. Currently Polaris’ line of motorcycles consists of eight models, the Victory Vegastm, Kingpintm, Touring Cruiser, Hammer, Eight Ball, Vegas Jackpot and a limited edition Arlen Ness Signature Series Vegastm and Kingpintm. Suggested United States retail prices for the 2006 model year Victory motorcycles ranged from approximately $13,000 to $22,000.
      Parts, Garments and Accessories. Polaris produces or supplies a variety of replacement parts and accessories for its ATVs, snowmobiles, motorcycles and personal watercraft. ATV accessories include products such as winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include products such as saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, leathers and hats for its snowmobile, ATV, and motorcycle lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.
      Discontinued Operations — Marine Products. Polaris entered the PWC market in 1992. Polaris’ 2004 line of watercraft consisted of eight models across the touring, performance and racing segments. In early 2003 Polaris announced its entry into the sport boat market with the Polaris EX2100 and LE2100 Sport Boat line, a sourced product from Brunswick Corporation. The 2004 model year suggested United States retail prices for Polaris’ PWC ranged from approximately $6,500 to $9,700 and $25,000 to $26,000 for the Sport Boat line. On September 2, 2004, the Company announced that it had decided to cease to manufacture marine products effective immediately. As technology and the distribution channel evolved, the marine division’s lack of commonality with other Polaris product lines created challenges for Polaris and its dealer base. The marine division continued to experience escalating costs and increasing competitive pressures and was never profitable for Polaris. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.
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
      In 2000, Polaris entered into an agreement with a Taiwan manufacturer to co-design, develop and produce youth ATVs. In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for PWC and certain model year 2006 snowmobiles. In 2004, Polaris expanded the agreement with the Taiwan manufacturer to include the design, development and production of a value-priced Phoenix ATV model and in 2005 to include the Sawtooth ATV model.
      Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply.
      Contract carriers ship Polaris’ products from its manufacturing and distribution facilities to our customers.
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
Sales and Marketing
      Polaris products are sold through a network of 1,700 dealers in North America, and five subsidiaries and 40 distributors in 126 countries outside of North America.
      Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs. At the end of 2005, approximately 900 dealerships were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs through lawn and garden and farm implement dealers.
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

      Victory motorcycles are distributed direct through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which many of the approximately 330 current Victory dealers were selected. Polaris expects to develop a Victory dealer network totaling approximately 450 dealers over the next three to four years.
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
      In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris does not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). No significant change in the Polaris Acceptance relationship has resulted from the change of ownership from TDF. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
      Polaris has arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, Great Britain, Ireland, New Zealand, Norway and Sweden) to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ATVs, motorcycles and related PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Notes 2 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
      In October 2001 Household Bank (SB), N.A. (“Household”) and a wholly owned subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly owned subsidiary of Polaris entered into a new multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the new multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The new contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
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
      Polaris expended approximately $105.1 million for sales and marketing in 2005, $106.0 million in 2004, and $92.3 million in 2003.
Engineering, Research and Development, and New Product Introduction
      Polaris employs approximately 425 persons who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspension for snowmobiles, long travel rear suspension for snowmobiles, the use of liquid cooling for snowmobile brakes, the use of hydraulic brakes in snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs and the use of electronic fuel injection for ATVs.
      Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris’ engineering department is equipped to make small quantities of new product prototypes for testing by Polaris’ testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions. In 2005, Polaris completed construction of its 127,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for Polaris’ line of ATVs and Victory motorcycles. Total cost of the facility is approximately $35 million.
      Polaris expended for research and development approximately $68.1 million in 2005, $60.7 million in 2004, and $47.1 million in 2003.
Investment in KTM Power Sports AG
      During the summer of 2005 Polaris purchased a 25 percent interest in Austrian motorcycle manufacturer KTM Power Sports AG (“KTM”) and is partnering with KTM on several important strategic projects. The goal of the partnership is to strengthen the competitive position of both companies and provide tangible benefits to customers, dealers, suppliers and shareholders. During the first phase of the strategic partnership, each company will continue to be run separately, but will work together on several specific cooperative projects involving new product development, engine technology sharing, distribution, manufacturing, and purchasing. It is expected that this initial phase will last approximately two years. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may become the majority shareholder of KTM. In the latter case, the majority of the purchase price to Cross will be settled in Polaris shares and Cross will become a significant shareholder in the combined Polaris/KTM organization. Cross’ principal shareholders are KTM Chief Executive Officer Stefan Pierer and KTM Chief Financial Officer Rudolf Knünz. The exercise price under both option arrangements is based on market-based, predetermined pricing formulas to be derived from operating results of both companies in 2007.
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
      Polaris products are also subject to international standards related to safety in places where it sells its products outside the United States. Polaris believes that its Victory motorcycles, ATVs, PWC, and snowmobiles have always complied with applicable safety standards in the United States and internationally.
      Emissions. The federal Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have adopted emissions regulations setting maximum emission standards for ATVs, PWC and snowmobiles. CARB has existing emission regulations for ATVs which the Company already meets. In October 2002, the EPA established new corporate average emission standards that take effect in model years 2006 through 2012 for non-road recreational vehicles, including ATVs and snowmobiles. The Company has developed engine and emission technologies along with its existing technology base that meets current requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines for certain models of snowmobiles.
      EPA has existing regulations requiring PWC manufacturers to gradually reduce their average emissions between 1999 and 2006. For PWC sold in California, CARB accelerated this scheduled emission reduction by requiring manufacturers to meet the EPA 2006 emission level by 2001 and requiring further emission reductions by 2004 and 2008. Conventional two-stroke cycle engines cannot meet these more restrictive PWC emission requirements. Polaris entered into a license agreement with Bombardier Motor Corporation of America to use the Ficht fuel injection technology which was used to meet PWC emission requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines for PWC. Polaris stopped manufacturing PWC in 2004.
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
      Polaris products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States.
      Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its business. Polaris is currently developing and obtaining engine and emission technologies that will meet the requirements of the new emission standards. Polaris believes that its Victory motorcycles, ATVs, PWC, and snowmobiles have always complied with applicable emission standards and related regulations in the United States and internationally.
      Use regulation. State and federal laws and regulations have been promulgated or are under consideration relating to the use or manner of use of Polaris’ products. Some states and localities have adopted, or are considering the adoption of, legislation and local ordinances which restrict the use of PWC or ATVs to specified hours and locations. The federal government also has restricted the use of ATVs, PWC, and snowmobiles in some national parks. In several instances this restriction has been a ban on the recreational use of these vehicles.
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

Employment
      Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2005, Polaris employed an average of approximately 3,600 persons. Approximately 1,400 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.
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
Forward-Looking Statements
      This 2005 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A — Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that the Company may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
      Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and Polaris undertakes no obligation to update such statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. Polaris advises you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed with or furnished to the Securities and Exchange Commission.

Item 1A.	Risk Factors
      The following are significant factors known to Polaris that could materially adversely affect the Company’s business, financial condition, or operating results, as well as adversely affect the value of an investment in Polaris common stock.
                  Polaris’ products are subject to extensive federal and state safety, environmental and other government regulation that may require the Company to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators.
      Polaris products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. federal government and individual states as well as international regulatory authorities. Although Polaris believes that its snowmobiles, ATVs, and motorcycles have always complied with applicable vehicle safety and emissions standards and related regulations, there can be no assurance that future regulations will not require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although Polaris is unable to predict the ultimate impact of adopted or proposed regulations on its business and operating results, Polaris believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris products are also subject to laws and regulations that restrict the use or manner of use during certain hours and locations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of its products and how to protect the environment.
                  A significant adverse determination in any material product liability claim against Polaris could adversely affect the operating results or financial condition.
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
      Product liability claims are made against Polaris from time to time. From 1981 through 2005, Polaris and its predecessors paid an aggregate of approximately $15.8 million in product liability claims from continuing operations. Polaris has recorded an accrued liability on its balance sheet of $7.1 million at December 31, 2005 for the possible payment of pending claims related to continuing operations. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985 or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.
                  Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operation.
      Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Although Polaris employs quality control procedures, sometimes a product is distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements in this Annual Report.
                  Changing weather conditions may reduce demand for certain Polaris products and negatively impact net sales.
      Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Production Scheduling”) and facilitate the transfer of dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of ATVs, snowmobiles, motorcycles, or PG&A.

                  Polaris faces intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact Polaris’ business and operating results.
      The snowmobile, ATV and motorcycle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris. In addition, Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications. Although Polaris has been able to effectively compete with its numerous competitors, failure to do so could have a material adverse effect on future business performance.
                  Termination or interruption of informal supply arrangements could have a material adverse effect on the Company’s business or results of operations.
      Pursuant to informal agreements between Polaris and Fuji in Japan, Fuji was the exclusive manufacturer of Polaris two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Such engines are developed by Fuji to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. With the absence of a written agreement, if the informal relationship was terminated by Fuji, we could experience an interruption in the supply of engines that would adversely affect Polaris’ production pending the establishment of substitute supply arrangements. Polaris continues to develop additional sources for engines to reduce the risk of dependence on a single supplier and to minimize the effect of fluctuations in the Japanese yen. Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply. There can be no assurance that alternate supply arrangements will be made on satisfactory terms.
                  Fluctuations in foreign currency exchange rates could result in declines in the reported net sales and net earnings.
      The changing relationships of primarily the U.S. dollar to the Canadian dollar, the Euro and the Japanese yen have from time-to-time had a negative impact on results of operations. While we actively manage the exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
                  The following additional factors that could have a negative effect on the future financial performance of Polaris and its common stock are discussed in the section entitled “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report:

•	Higher dealer and factory inventories/lower shipments

•	Lower levels of consumer spending related to concerns over gasoline and home heating costs

•	Higher commodity and transportation costs, particularly energy-related costs resulting from recent natural disasters

•	Higher floor plan financing costs

•	Increases in the cost and availability of certain raw materials, including aluminum, steel and plastic resins

•	Effects from the relationship with KTM

Item 1B.	Unresolved Staff Comments
      Not Applicable.

Item 2.	Properties
      The following sets forth the Company’s material facilities as of December 31, 2005.

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	270,800
Spirit Lake, Iowa	Warehouse	Leased	10,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing	Owned	642,000
Roseau, Minnesota	Injection Molding	Owned	79,500
Roseau, Minnesota	Shipping Facility	Owned	4,900
Vermillion, South Dakota	Distribution Center	Owned	256,000
Vermillion, South Dakota	Warehouse	Leased	52,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	192,500
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
St. Croix Falls, Wisconsin	Component Parts Manufacturing	Leased	59,500
Ballarat, Victoria, Australia	Office and Warehouse	Leased	12,000
Winnipeg, Manitoba, Canada	Office and Warehouse	Leased	48,000
Passy, France	Office and Warehouse	Leased	10,000
Askim, Norway	Office and Warehouse	Leased	10,760
Ostersund, Sweden	Office and Warehouse	Leased	14,280
Gloucester, United Kingdom	Office and Warehouse	Leased	8,650
Wyoming, Minnesota	R & D Building	Owned	127,000
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

Executive Officers of the Registrant
      Set forth below are the names of the executive officers of the Company as of February 21, 2006, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Thomas C. Tiller	44	Chief Executive Officer
Bennett J. Morgan	42	President and Chief Operating Officer
Jeffrey A. Bjorkman	46	Vice President — Operations
John B. Corness	51	Vice President — Human Resources
Michael W. Malone	47	Vice President — Finance, Chief Financial Officer and Secretary
Mary P. McConnell	53	Vice President and General Counsel
Mark E. Blackwell	52	Vice President — Victory Motorcycles and International Operations
      Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term with the exception of Mr. Tiller who has an employment agreement with the Company expiring on December 31, 2007. Mr. Morgan has an employment agreement with no expiration date. There are no family relationships between or among any of the executive officers or directors of the Company.
      Mr. Tiller was appointed President and Chief Operating Officer of the Company in July 1998. In 1999 Mr. Tiller was promoted to President and Chief Executive Officer, and as of April 2005 is solely the Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.
      Mr. Morgan was promoted to President and Chief Operating Officer of the Company in April 2005; prior to that he was Vice President and General Manager of the ATV Division of Polaris. Prior to managing the ATV Division, Mr. Morgan was General Manager of the PGA Division for Polaris from 1997 to 2001. He joined Polaris in 1987 and spent his early career in various product development, marketing and operations management positions of increasing responsibility.
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
      Ms. McConnell joined Polaris as Vice President and General Counsel in March 2003. Just prior to joining Polaris, Ms. McConnell was General Counsel for the Control Products Division of Honeywell. From 1995 to 2002, Ms. McConnell was the Senior Vice President, General Counsel and Secretary of Genmar Holdings, Inc. Before that time, Ms. McConnell was a partner with the law firm of Lindquist & Vennum, and held various positions with the Dakota County Attorneys’ Office and the U.S. Corps of Engineers.
      Mr. Blackwell was promoted to Vice President — Victory Motorcycles and International Operations in October 2005. Mr. Blackwell joined Polaris in September 2000 as General Manager for Victory Motorcycles.

Mr. Blackwell has over 30 years of progressive experience in the powersports industry, beginning in retail and working through a variety of assignments at the distributor and manufacturer levels for Japanese, European and American companies.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2005 Annual Report is incorporated herein by reference.
      Polaris Shares Repurchased for the Quarter ended December 31, 2005

				Maximum Number
			Total Number of	of Shares That May
			Shares Purchased as	Yet Be Purchased
	Total Number of	Average Price Paid	Part of Publicly	Under the
Period	Shares Purchased	per Share	Announced Program	Program(1)

October 1 - 31, 2005	216,000	$45.88	216,000	4,896,000
November 1 - 30, 2005	238,000	46.59	238,000	4,658,000
December 1 - 31, 2005	-0-	-0-	-0-	4,658,000

Total	454,000	$46.25	454,000	4,658,000

(1)	The Board of Directors approved the repurchase of up to an aggregate of 27.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which approximately 22.3 million shares have been repurchased through December 31, 2005. This Program does not have an expiration date.

Item 6.	Selected Financial Data
      The information under the caption “11-Year Selected Financial Data” appearing on pages 18 and 19 of the Company’s 2005 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2005, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Executive-Level Overview
      For the full year ended December 31, 2005, Polaris reported record net income from continuing operations of $144.3 million, an increase of five percent over net income from continuing operations of $136.8 million for the year ended December 31, 2004. Earnings per share from continuing operations was $3.29 per diluted share for the year ended December 31, 2005, an eight percent increase over earnings per share of $3.04 per diluted share for the same period in 2004. Sales from continuing operations for the full year ended December 31, 2005 totaled a record $1.870 billion, up five percent compared to sales from continuing operations of $1.773 billion for the full year 2004. The Company’s product lines consist of ATVs and utility vehicles, snowmobiles, motorcycles and related PG&A. ATVs is the largest product line representing 66 percent of Polaris’ sales in 2005. The increase in total Company sales in 2005 was due to growth in all product lines, except snowmobiles. The increase in ATVs, Victory motorcycles and PG&A sales was driven primarily by new product introductions during the year. The Company sells its products through a network of 1,700 dealers in North America and five subsidiaries and 40 distributors in 126 countries outside of North America. The Company has increased its foreign presence with sales outside of North America representing over 12 percent of total Company sales in 2005 compared to 11 percent in 2004. The Company’s gross profit in 2005 decreased two percent from 2004 and the gross margin percentage declined to 22.3 percent compared to 23.9 percent in 2004 primarily due to higher commodity costs, floor plan financing and an increase in warranty expenses compared to 2004.
      In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million. Income from the investment in KTM is recorded on an after-tax basis on the income statement as a component of Equity in income of manufacturing affiliates and totaled $2.3 million for the portion of the 2005 year the KTM investment was held.
      Additionally, during the year the Company entered into a new multi-year contract with HSBC, which provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio. The new agreement removes all credit and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million on August 1, 2005, the effective date of the new agreement. Income from financial services, which includes income generated from both the retail credit portfolio and the wholesale credit portfolio, increased 21 percent to $38.6 million in 2005 compared to $32.0 million in 2004.
      There were a number of challenges during 2005 including the following:

•	Lower consumer confidence, including concerns about increasing gasoline prices and home heating costs

•	Higher commodity and transportation costs, particularly energy related costs, driven by hurricanes Rita and Katrina

•	Higher inventory levels both at the factory and the dealers

•	Rising interest rates
      In response to these challenges, management made a number of timely adjustments that enabled Polaris to produce another record year of earnings per share for the shareholders. In addition to effectively managing the business through a difficult period, several important moves were made during 2005 that will help to positively position Polaris for the future including:

•	The successful introduction of several new ATVs, RANGERs, snowmobiles and Victory motorcycles

•	The announcement of an exciting strategic partnership with KTM an Austrian-based motorcycle manufacturer with a strong international presence

•	The modification of the retail credit relationship with HSBC, which contributed to improved earnings and cash flow in addition to removing all credit and funding risk to Polaris

•	Completion of the new research and development facility in Wyoming, Minnesota
Many of the challenges the Company experienced throughout 2005 will likely continue into the first half of 2006. North American ATV retail sales for the industry are expected to continue to be soft, commodity costs are expected to remain higher than historical levels, and dealer and factory inventories remain higher than desired given current economic and industry conditions. However, once these near-term headwinds begin to abate, Polaris expects to be well-positioned to capitalize on strengthening demand. The underlying businesses of Polaris are strong, with a diverse portfolio of industry leading products, and the Company has made some very strategic investments that should drive growth and increased profitability for many years to come.

Results of Operations

2005 vs. 2004

Continuing Operations
      Sales from continuing operations increased to $1.870 billion in 2005, representing a five percent increase from $1.773 billion in 2004. The increase in sales was primarily due to favorable mix change as more higher priced models of Victory motorcycles and utility vehicles were sold in 2005 compared to 2004.
      Sales of ATVs of $1,239.4 million in 2005 were seven percent higher than $1,159.8 million in 2004. Sales growth was a direct result of new product introductions and strong RANGERtm and international sales growth during the year. The average per unit sales price increased four percent due to the mix impact of the new products introduced during 2005, favorable currency rates and select price increases. Sales of ATVs comprised 66 percent of total Company sales in 2005 and 2004.
      Sales of snowmobiles of $256.7 million in 2005 were 11 percent lower than $288.4 million in 2004. The decrease was due to lower dealer orders in 2005 following a disappointing selling season. The average per unit sales price increased two percent due to the higher percentage of higher priced performance snowmobiles sold in 2005 versus 2004, as well as the impact of favorable currency rates. Sales of snowmobiles comprised 14 percent of total Company sales in 2005 compared to 16 percent in 2004.
      Sales of Victory motorcycles of $99.5 million in 2005 were 34 percent higher than $74.0 million in 2004. The increase is attributable to improved brand recognition, the success of the Hammer and Vegas Jackpot models, a more powerful 100 cubic inch engine and a new six speed transmission, and improvements in the dealer network. The average per unit sales price for motorcycles increased nine percent, which was driven by product mix change as more of the higher priced Victory Hammer, Kingpin and Signature Series models were sold in 2005 compared to 2004. Sales of Victory motorcycles comprised five percent of total Company sales in 2005 compared to four percent in 2004.
      Sales of PG&A of $274.2 million in 2005 were nine percent higher than $251.0 million in 2004. The PG&A business was positively impacted by growth in ATVs, utility vehicles and motorcycle PG&A sales during 2005. PG&A sales comprised 15 percent of total company sales in 2005 compared to 14 percent in 2004.
      Gross profit decreased to $417.9 million in 2005, representing a two percent decrease compared to $424.3 million gross profit in 2004. The gross profit margin percentage was 22.3 percent in 2005, a decrease of 160 basis points from 23.9 percent for the full year 2004. The decrease in gross profit dollars and margin percentage was primarily due to increased raw material costs, declining snowmobile gross margins, higher floor plan financing costs, higher warranty expenses and incremental transportation and fuel costs. These higher costs were partially offset by continued efficiency gains and savings from various cost reduction initiatives. Warranty expenses increased 38 percent to $36.3 million for the year ending December 31, 2005 compared to $26.3 million in the prior year. The increase in warranty expense in 2005 is the result of higher warranty claims, primarily for snowmobiles.
      Operating expenses in 2005 decreased one percent to $241.7 million from $244.7 million in 2004. Expressed as a percentage of sales, operating expenses decreased to 12.9 percent in 2005 from 13.8 percent in 2004. Research and development expenses increased 12 percent in 2005 primarily from investments in new product development and the new research and development facility in Wyoming, Minnesota that opened in spring 2005. Sales and marketing expenses decreased one percent in 2005 as result of cost saving efforts. General and administrative expenses decreased 12 percent in 2005 primarily due to a lower Polaris stock price during 2005 that reduced stock based compensation plan expenses as well as operating cost control measures taken by the Company.
      Income from financial services in 2005 increased 21 percent to $38.6 million compared to $32.0 million for 2004 due to increased profitability generated from both the wholesale credit portfolio and increased income from the retail credit arrangement with HSBC.

      Equity in income of manufacturing affiliates (which primarily represents the Company’s portion of income from the investment in KTM, net of tax) increased $2.3 million for the full year 2005 compared to 2004. The Company purchased a 25 percent interest in KTM in the summer of 2005.
      Interest expense was $4.7 million in 2005 compared to $2.1 million in 2004. The increase in interest expense is primarily the result of higher interest rates and higher average debt levels on borrowings under the credit agreement in 2005 to fund the investment in KTM and higher share repurchases.
      Non-operating other expense decreased $1.6 million in 2005 when compared to 2004 primarily due to the strengthening of the U.S. dollar and the resulting effects of foreign currency hedging transactions related primarily to the Canadian dollar.
      The income tax provision for the full year 2005 was recorded at a rate of approximately 30.8 percent of pretax income, a reduction from 33.0 percent recorded in 2004, resulting primarily from certain favorable income tax events.
      Net income from continuing operations in 2005 was $144.3 million, an increase of five percent from $136.8 million in 2004. Net income from continuing operations as a percent of sales was 7.7 percent in 2005, equal to the 2004 percentage. Net income per diluted share from continuing operations increased eight percent to $3.29 in 2005 from $3.04 in 2004.
     Discontinued Operations
      Effective September 2, 2004 the Company ceased to manufacture marine products. The marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The wind-down of operations for the marine products division is proceeding as planned, and is expected to be substantially completed during 2006. For the full year ended December 31, 2005, the loss from discontinued operations was $1.0 million, after tax, or $0.02 per diluted share, compared to a loss of $8.5 million or $0.19 per diluted share in 2004. Reported net income for the full year 2005, including both continuing and discontinued operations was $143.3 million or $3.27 per diluted share compared to $104.5 million, or $2.32 per diluted share for the full year 2004 which included a $23.9 million, net of tax, loss on disposal of discontinued operations in 2004.

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
      Sales promotions and incentives: Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2005 and 2004, accrued sales promotions and incentives were $62.2 million and $59.3 million, respectively, reflecting a slight increase in the ATV sales promotions and incentives environment during 2005 and increased dealer inventory levels. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.
      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $84.7 million and $78.2 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2005 and 2004, respectively.
      Product warranties: Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles, and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2005 and 2004, the warranty reserve was $28.2 million. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.
      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2005 and 2004 the Company had accruals of $7.1 million and $5.3 million, respectively, for the possible payment of pending claims. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. While management believes the product liability reserve is adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.
New Accounting Pronouncements
      Polaris implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” during the third quarter 2003. This was an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses the consolidation of variable interest entities by businesses. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that the Company has no variable interest entities in 2003, 2004 and 2005.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments SFAS No. 123(R) (e.g. stock options) granted to employees. This applies to all transactions involving the issuance of the Company’s equity in exchange for goods or services, including employee services. Upon adoption of SFAS No. 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over the requisite service period. SFAS No. 123(R) carried forward the guidance from SFAS No. 123 for payment transactions with non-employees. The Securities and Exchange Commission delayed the effective date in April 2005, to require public companies to adopt the standard as of the first annual period beginning after June 15, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: 1) Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or 2) Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate the historical financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for all prior periods presented.
      Polaris is adopting SFAS No. 123(R) in the first quarter of fiscal year 2006, using the Modified Retrospective Method and will continue to value options using the Black-Scholes-Merton valuation model, incorporating key assumptions on volatility and expected option lives based on analysis of historical indicators.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, Polaris generally recognizes no compensation expense for employee stock options. Assuming the Company had adopted SFAS No. 123(R) for fiscal year 2005, pro forma diluted earnings per share from continuing operations would have been reduced by $0.14 per diluted share from $3.29 per diluted share to $3.15 per diluted share. Accordingly, the adoption of the fair value method under SFAS No. 123(R) in the first quarter of 2006 will have an impact on the Company’s reported consolidated earnings from operations. The adoption of SFAS No. 123(R) is expected to result in a charge to full year 2006 earnings of approximately $0.12 to $0.14 per diluted share. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards.
Liquidity and Capital Resources
      Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under credit arrangements of $250.0 million. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
      During 2005, Polaris generated net cash from continuing operating activities of $177.6 million, a decrease of 28 percent from 2004. The net cash was utilized for the repurchase of shares of common stock of $132.3 million, to fund capital expenditures of $89.8 million and to pay cash dividends of $47.0 million. During 2004, Polaris generated net cash from continuing operating activities of $245.4 million, which was utilized to fund capital expenditures of $88.8 million, repurchase shares of common stock of $66.8 million and pay cash dividends of $38.9 million.
      The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million expiring on June 25, 2009. This arrangement provides borrowing for working capital needs and the repurchase and retirement of shares of common stock. Borrowings under the lines of credit bear interest based on LIBOR or “prime” rates. At December 31, 2005 and 2004, Polaris had total borrowings under the line of credit of $18.0 million. The Company’s debt to total capital ratio was five percent at December 31, 2005 and at December 31, 2004. Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. At December 31, 2005, the effect of this agreement was to fix the interest rate at 7.21 percent for $18.0 million of any borrowing until June 2007.
      The following table summarizes the Company’s significant future contractual obligations at December 31, 2005 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement	$18.0	—	—	$18.0
Interest expense under swap agreement	1.9	$1.3	$0.6	—
Operating leases	6.5	2.6	3.4	0.5
Capital leases	0.3	0.3	—	—

Total	$26.7	$4.2	$4.0	$18.5

      Additionally, at December 31, 2005, Polaris had letters of credit outstanding of $3.7 million related to purchase obligations for raw materials.
      The Polaris Board of Directors has authorized the cumulative repurchase of up to 27.0 million shares of the Company’s common stock. During 2005, Polaris paid $132.3 million to repurchase and retire approximately 2.4 million shares. The shares repurchased had a positive impact on earnings per share of approximately $0.09 per share for the year ended December 31, 2005. The Company has authorization from its Board of Directors to repurchase up to an additional 4.7 million shares of Polaris stock as of December 31, 2005.
      Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. Substantially all of the worldwide sales of snowmobiles,

ATVs, motorcycles and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2005 and 2004, was approximately $930.0 million and $795.2 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units.
      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF ($681.8 million at December 31, 2005) and 15 percent by cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. This agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product.
      Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the floor plan portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income. As of December 31, 2005, the wholesale portfolio for dealers in the United States was $796.5 million, a 19 percent increase from $669.4 million at December 31, 2004. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
      In October 2001 Household and a subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly owned subsidiary of Polaris entered into a new multi-year contract with HSBC, formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the new multi-year agreement became effective as of August 10, 2005. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The new contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. For the full year 2005 consumers financed approximately 37 percent of Polaris vehicles sold in the United States through the HSBC arrangement, compared to 34 percent in 2004, while the volume of revolving credit contracts written in calendar 2005 was $527.1 million, an 8% increase over 2004.
      During 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) made an investment in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $82.8 million. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest and become the majority shareholder of KTM. In the latter case, under most circumstances, the majority of the purchase price to Cross will be settled in Polaris shares and Cross will become a significant shareholder in the combined Polaris/ KTM organization. Cross’ principal shareholders are entities controlled by KTM Chief Executive

Officer Stefan Pierer and KTM Chief Financial Officer Rudolf Knünz. The exercise price under both option arrangements are based on market-based, predetermined pricing formulas to be derived from operating results of both companies in 2007.
      Improvements in manufacturing capacity and product development during 2005 included (a) expenditures of $15.2 million for the completion of the construction of a new research and product development facility in Wyoming, Minnesota which opened in April 2005, (b) expenditures of $6.3 million for the expansion of the research and development and injection molding facility at the Roseau, Minnesota location, (c) tooling expenditures for new product development across all product lines of $21.7 million, and (d) expenditures of $9.4 million to purchase returnable crates for the shipment of snowmobiles. Polaris anticipates that capital expenditures for 2006, including tooling and research and development equipment, will range from $70.0 million to $80.0 million.
      Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangements will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2006. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates and Interest Rates
      Polaris does not believe that inflation has had a material impact on the results of its operations in 2005, other than the increasing market prices of certain purchased commodity raw materials. However, the changing relationships of primarily the U.S. dollar to the Canadian dollar, Euro and Japanese yen have had a material impact from time-to-time.
      During 2005, purchases totaling 12 percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on Polaris’ raw material purchase prices and cost of sales in 2005 was negligible when compared to the prior year. In view of the foreign exchange hedging contracts entered into in early 2006, Polaris anticipates that the yen-dollar exchange rates will have a favorable impact on cost of sales during the hedged periods of 2006 when compared to 2005.
      Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 11 percent of total Polaris sales in 2005. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar weakened in relation to the Canadian dollar in 2005 which resulted in a positive financial impact on Polaris gross margins when compared to the same periods in 2004. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar to U.S. dollar exchange rates will have a favorable impact on net income during 2006 compared to 2005 for the hedged periods.
      In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2005, Polaris had open Canadian dollar foreign exchange hedging contracts with notional amounts totaling $56.7 million U.S. dollars, which mature at various times through the first half of 2006. The average exchange rate of the Canadian dollar foreign exchange hedging contracts is 0.84 U.S. dollar per Canadian dollar. At December 31, 2005, the Company had open Japanese yen foreign exchange hedging contracts with notional amounts totaling $63.3 million, which mature at various times through the third quarter of 2006. The average exchange rate of the Japanese yen foreign exchange hedging contracts is 111.6 yen to the dollar. At December 31, 2005 the Company had no Euro foreign exchange hedging contracts in place.
      The fair values of the Japanese yen and Canadian dollar hedge contracts at December 31, 2005 represent an unrealized loss of $3.3 million. A ten percent fluctuation in the currency rates as of December 31, 2005 would have resulted in a change in the fair value of the Canadian dollar and Japanese yen hedge contracts of approximately $9.9 million combined. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.
      Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. While Polaris may do so in the future, the Company did not enter into any derivative contracts to hedge the exposure to commodity risk in 2005.
      The Company generally attempts to obtain firm pricing from most of its suppliers for volumes consistent with planned production. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience gross margin declines to the extent it is not able to increase selling prices of its products. During 2005 the Company experienced commodity price increases with some of these key raw materials. Competitive market pressures limited the ability to pass these cost increases to customers, thereby eroding Polaris’ gross margins in 2005.
      Polaris is a party to an unsecured bank line of credit arrangement under which it may borrow an aggregate of up to $250.0 million until maturity. Interest is charged at variable rates based on LIBOR or “prime”. Additionally, Polaris is a party to an interest rate swap agreement that locks in a fixed interest rate on $18.0 million of long-term debt. The Company is exposed to interest rate changes on any borrowings during the year in excess of $18.0 million. Based upon the average outstanding line of credit borrowings of $96.4 million during 2005, a one-percent fluctuation in interest rates would have had an approximately $0.8 million impact on interest expense in 2005.
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
      Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2005. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which report appears on the following page.

Thomas C. Tiller
Chief Executive Officer

Michael W. Malone
Vice President — Finance,
Chief Financial Officer and Secretary
February 21, 2006
Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Polaris Industries Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Company’s Internal Control over Financial Reporting, that Polaris Industries Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Polaris Industries Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 21, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Polaris Industries Inc.
      We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 21, 2006

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$19,675	$138,469
Trade receivables, net of allowance for doubtful accounts of $2,889 and $4,334	78,350	71,172
Inventories, net	202,022	173,624
Prepaid expenses and other	13,330	12,090
Deferred income taxes	60,498	65,489
Current assets from discontinued operations	113	4,811

Total current assets	373,988	465,655
Property and Equipment
Land, buildings and improvements	99,106	77,910
Equipment and tooling	415,446	386,575

	514,552	464,485
Less accumulated depreciation	(292,216)	(263,584)

Net property and equipment	222,336	200,901
Investments in Finance Affiliate and Retail Credit Deposit	59,601	98,386
Investments in Manufacturing Affiliates	87,772	2,877
Goodwill, net	25,039	24,798
Intangibles and Other Assets, net	220	308

Total Assets	$768,956	$792,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,065	$96,302
Accrued expenses:
Compensation	51,022	50,815
Warranties	28,178	28,243
Sales promotions and incentives	62,227	59,348
Dealer holdback	84,707	78,214
Other	37,594	36,084
Income taxes payable	9,428	31,001
Current liabilities from discontinued operations	5,393	25,186

Total current liabilities	375,614	405,193
Deferred Income Taxes	5,685	8,000
Borrowings under Credit Agreement	18,000	18,000

Total Liabilities	$399,299	$431,193
Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 41,687 and 42,741 shares issued and outstanding	$417	$427
Additional paid-in capital	—	—
Deferred compensation	(3,523)	(8,516)
Retained earnings	375,193	366,345
Accumulated other comprehensive income (loss)	(2,430)	3,476

Total shareholders’ equity	369,657	361,732

Total Liabilities and Shareholders’ Equity	$768,956	$792,925

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,

	2005	2004	2003

Sales	$1,869,819	$1,773,206	$1,552,351
Cost of sales	1,451,927	1,348,943	1,189,475

Gross profit	417,892	424,263	362,876
Operating expenses
Selling and marketing	105,114	105,984	92,321
Research and development	68,146	60,700	47,069
General and administrative	68,486	77,977	67,175

Total operating expenses	241,746	244,661	206,565
Income from financial services	38,640	32,035	23,587

Operating income	214,786	211,637	179,898
Nonoperating expense (income)
Interest expense	4,713	2,111	2,465
Equity in (income) of manufacturing affiliates	(2,308)	(6)	(27)
Other expense (income), net	3,748	5,333	(56)

Income before income taxes	208,633	204,199	177,516
Provision for income taxes	64,348	67,386	57,693

Net income from continuing operations	$144,285	$136,813	$119,823

Loss from discontinued operations, net of tax	$(1,007)	$(8,457)	$(8,894)
Loss on disposal of discontinued operations, net of tax	—	(23,852)	—

Net Income	$143,278	$104,504	$110,929

Basic net income per share
Continuing operations	$3.42	$3.23	$2.80
Loss from discontinued operations	(0.02)	(0.20)	(0.21)
Loss on disposal of discontinued operations	—	(0.56)	—

Net Income	$3.40	$2.47	$2.59

Diluted net income per share
Continuing operations	$3.29	$3.04	$2.66
Loss from discontinued operations	(0.02)	(0.19)	(0.20)
Loss on disposal of discontinued operations	—	(0.53)	—

Net Income	$3.27	$2.32	$2.46

Weighted average number of common and common equivalent shares outstanding:
Basic	42,131	42,318	42,905
Diluted	43,881	45,035	45,056
All periods presented reflect the classification of the Marine Division’s financial results and the loss on disposal of the division as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Deferred	Retained	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Income (Loss)	Total

Balance, December 31, 2002	44,600	$446	—	$(12,106)	$289,433	$(667)	$277,106

Employee stock compensation	386	4	11,087	3,184			14,275
Proceeds from stock issuances under employee plans	852	9	12,124				12,133
Tax effect of exercise of stock options			6,389				6,389
Cash dividends declared ($0.62 per share)					(26,657)		(26,657)
Repurchase and retirement of common shares	(2,476)	(25)	(29,600)		(43,500)		(73,125)
Comprehensive income:
Net income					110,929
Foreign currency translation adjustments, net						3,743
Unrealized loss on derivative instruments, net						(5,415)
Total comprehensive income							109,257

Balance, December 31, 2003	43,362	$434	—	$(8,922)	$330,205	$(2,339)	$319,378

Employee stock compensation	139	1	16,073	406			16,480
Proceeds from stock issuances under employee plans	636	6	11,815				11,821
Tax effect of exercise of stock options			9,420				9,420
Cash dividends declared ($0.92 per share)					(38,856)		(38,856)
Repurchase and retirement of common shares	(1,396)	(14)	(37,308)		(29,508)		(66,830)
Comprehensive income:
Net income					104,504
Foreign currency translation adjustments, net						3,478
Unrealized gain on derivative instruments, net						2,337
Total comprehensive income							110,319

Balance, December 31, 2004	42,741	$427	—	$(8,516)	$366,345	$3,476	$361,732

Employee stock compensation	197	2	7,409	4,993			12,404
Proceeds from stock issuances under employee plans	1,110	11	20,034				20,045
Tax effect of exercise of stock options			17,340				17,340
Cash dividends declared ($1.12 per share)					(46,956)		(46,956)
Repurchase and retirement of common shares	(2,361)	(23)	(44,783)		(87,474)		(132,280)
Comprehensive income:
Net income					143,278
Foreign currency translation adjustments, net						(7,377)
Unrealized gain on derivative instruments, net						1,471
Total comprehensive income							137,372

Balance, December 31, 2005	41,687	$417	—	$(3,523)	$375,193	$(2,430)	$369,657

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,

	2005	2004	2003

Operating Activities:
Net income	$143,278	$104,504	$110,929
Net loss from discontinued operations	1,007	32,309	8,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,936	59,339	52,657
Noncash compensation	12,404	16,480	14,275
Noncash income from financial services	(14,174)	(11,488)	(9,300)
Noncash income from manufacturing affiliates	(2,308)	(6)	(27)
Deferred income taxes	2,676	(1,460)	(8,131)
Changes in current operating items:
Trade receivables	(7,178)	(20,598)	(1,429)
Inventories	(28,396)	(6,686)	(22,201)
Accounts payable	762	33,258	(22,363)
Accrued expenses	11,025	17,378	38,242
Income taxes payable	(4,234)	17,882	8,502
Prepaid expenses and others, net	(5,169)	4,444	(2,255)

Net cash provided by continuing operations	177,629	245,356	167,793
Net cash flow provided from (used for) discontinued operations	(16,101)	1,472	(12,028)

Net cash provided by operating activities	161,528	246,828	155,765
Investing Activities:
Purchase of property and equipment	(89,770)	(88,836)	(59,209)
Investments in financial affiliates and financial services arrangements	(22,811)	(32,367)	(21,647)
Distributions from financial affiliates and financial services arrangements	75,770	25,047	16,554
Investments in manufacturing affiliates	(85,443)	—	—
Distributions from manufacturing affiliates	1,123	—	—

Net cash used for continuing operations investment activities	(121,131)	(96,156)	(64,302)
Net cash used for discontinued operations investment activities	—	(1,091)	(2,227)

Net cash used for investing activities	(121,131)	(97,247)	(66,529)
Financing Activities:
Borrowings under credit agreement	795,000	428,000	453,001
Repayments under credit agreement	(795,000)	(428,008)	(453,020)
Repurchase and retirement of common shares	(132,280)	(66,830)	(73,125)
Cash dividends to shareholders	(46,956)	(38,856)	(26,657)
Proceeds from stock issuances under employee plans	20,045	11,821	12,133

Net cash used for financing activities	(159,191)	(93,873)	(87,668)
Net increase (decrease) in cash and cash equivalents	(118,794)	55,708	1,568
Cash and cash equivalents at beginning of period	138,469	82,761	81,193

Cash and cash equivalents at end of period	$19,675	$138,469	$82,761

Supplemental Cash Flow Information
Interest paid on debt borrowings	$4,708	$2,126	$2,492

Income taxes paid	$67,370	$36,170	$51,048

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies
      Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in a single industry segment consisting of the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance motorized products for recreation and utility use, including ATVs, snowmobiles, and motorcycles. Polaris products, together with related replacement PG&A are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, Great Britain, Australia, Norway and Sweden.
      Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. Shares and per share information have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004. Polaris’ share of the income from the KTM investment is recorded as a component of equity in income from manufacturing affiliates for the portion of 2005 that the KTM investment was held.
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
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,

	2005	2004

Raw materials and purchased components	$17,321	$14,993
Service parts, garments and accessories	70,299	67,966
Finished goods	126,311	100,735
Less: reserves	(11,909)	(10,070)

Inventories	$202,022	$173,624

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.
      Goodwill and other assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2005 and December 31, 2004. The results of the analyses indicated that no goodwill impairment existed. In accordance with SFAS No. 142 the Company will complete an impairment analysis on an annual basis.
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Balance as of beginning of year	$24,798	$24,295
Goodwill acquired during the year	—	—
Currency translation effect on foreign goodwill balances	241	503

Balance as of end of year	$25,039	$24,798

      As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $3,435,000 at December 31, 2005 and $4,095,000 at December 31, 2004. Accumulated amortization was $3,215,000 at December 31, 2005 and $3,787,000 at December 31, 2004. The net value of intangible assets is included as a component of intangible and other assets in the accompanying consolidated balance sheets.
      Research and Development Expenses: Polaris records research and development expenses in the year in which they are incurred as a component of operating expenses. In the years ended December 31, 2005, 2004 and 2003 Polaris incurred $68,146,000, $60,700,000, and $47,069,000 respectively.
      Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2005, 2004 and 2003 Polaris incurred $33,560,000, $34,293,000, and $30,614,000 respectively.
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
      The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Balance at beginning of year	$28,243	$29,068	$29,369
Additions charged to expense	36,312	26,274	24,431
Warranty claims paid	(35,427)	(27,099)	(24,732)
Consumer Product Safety Commission settlement paid	(950)	—	—

Balance at end of year	$28,178	$28,243	$29,068

      Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $62,227,000 and $59,348,000 related to various sales promotions and incentive programs as of December 31, 2005 and 2004, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.
      Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $84,707,000, and $78,214,000 for dealer holdback programs in the consolidated balance sheet as of December 31, 2005 and 2004, respectively.
      Foreign currency translation: During the first quarter ended March 31, 2003, the Company completed a review of the functional currency for each of its foreign entities. It was determined the economic facts and circumstances had changed such that the functional currencies in the Canadian and Australian subsidiaries and the New Zealand branch should become their local currencies. Previously the U.S. dollar had been their functional currency. Effective January 1, 2003 the functional currency in the Canadian and Australian subsidiaries and the New Zealand branch were changed to the Canadian dollar, Australian dollar, and the New Zealand dollar, respectively. The initial implementation of this change in functional currency had the effect of reducing the U.S. dollar value of the combined net assets of Canada, Australia and New Zealand by $869,000 and increasing the accumulated other comprehensive loss by $869,000 during the first quarter of 2003. Polaris entities in France, Great Britain, Sweden and Norway had been using their local currency as their functional currency and will continue to do so. In 2005 Polaris established an Austrian subsidiary with the Euro as its functional currency.
      The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net accumulated other comprehensive income (loss) related to translation gains and losses was a net gain of $14,000 at December 31, 2005 and a net gain of $7,392,000 at December 31, 2004.

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
      Major supplier: During 2005, 2004 and 2003, purchases of engines and related components totaling 10, 11 and 11 percent, respectively, of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.
      Stock-based employee compensation: Polaris accounts for all stock based compensation plans in accordance with the provision of APB Opinion No. 25, under which compensation costs of $12,404,000, $16,480,000 and $14,275,000 were recorded in 2005, 2004, and 2003, respectively. Had compensation costs for these plans been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” Polaris’ net income and net income per share would have been reduced to the following pro forma amounts:

	2005	2004	2003

Net income from continuing operations (in thousands):
As reported	$144,285	$136,813	$119,823
Additional compensation expense, net of tax	(6,564)	(4,556)	(4,645)

Pro forma	$137,721	$132,257	$115,178

Net income from continuing operations per share (diluted):
As reported	$3.29	$3.04	$2.66
Pro forma	$3.15	$2.97	$2.58

      The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options:

	2005	2004	2003

Risk free interest rate	3.9%	3.8%	4.2%
Expected life	5.0 years	5.5 years	7.0 years
Expected volatility	30%	35%	38%
Expected dividend yield	2.1%	1.9%	1.7%
      The weighted average fair values at the grant dates of grants awarded under certain plans were as follows:

	2005	2004	2003

Option Plan	$14.25	$15.47	$15.18
Restricted Stock Plan	$66.06	$59.45	$36.83
ESOP	$50.20	$68.02	$31.82
      See Note 4 for additional disclosures regarding stock-based compensation.
      Accounting for derivative instruments and hedging activities SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities,” requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The unrealized losses of the derivative instruments of $3,942,000 at December 31, 2005 and $6,405,000 at December 31, 2004 were recorded as other accrued liabilities in the accompanying balance sheet. Polaris derivative instruments

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consist of the interest rate swap agreement and foreign exchange contracts discussed below. The after tax unrealized losses of $2,444,000 and $3,916,000 as of December 31, 2005 and 2004, respectively, were recorded as components of accumulated other comprehensive income (loss).
      Interest rate swap agreement: Polaris has one interest rate swap agreement on $18,000,000 of long term debt. The swap agreement, expiring in 2007, has been designated as and meets the criteria as a cash flow hedge. The fair value of this swap agreement was calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair values of this swap on December 31, 2005 and 2004 were unrealized losses of $659,000 and $1,664,000 respectively, which was recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from this agreement are recorded in interest expense when realized.
      Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its Canadian and European subsidiaries. Polaris does not use any financial contracts for trading purposes. The contracts have been designated as and meet the criteria for cash flow hedges. At December 31, 2005, Polaris had open Canadian dollar contracts with notional amounts totaling U.S. $56,658,000 and an unrealized loss of $1,180,000. At December 31, 2005, Polaris had open Japanese yen contracts with notional amounts totaling U.S. $63,264,000 and an unrealized loss of $2,103,000. These contracts met the criteria for cash flow hedges and the net unrealized loss, after tax, is recorded as a component of other comprehensive loss in shareholders’ equity. Gains and losses on the Canadian dollar contracts at settlement are recorded in Nonoperating other (income) expense. Gains and losses on the Japanese yen contracts at settlement are recorded in cost of sales.
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
      New accounting pronouncements: Polaris implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” during the third quarter 2003. This was an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses the consolidation of variable interest entities by businesses. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that the Company has no variable interest entities in 2003, 2004 and 2005.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the expensing of stock options in the financial statements for periods no later than the annual period beginning after June 15, 2005. The Company is required to implement SFAS No. 123(R) during the interim period ending March 31, 2006. The adoption of SFAS No. 123(R) is expected to result in a charge to full year 2006 earnings of approximately $0.12 to $0.14 per diluted share. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards. Assuming the Company had adopted SFAS No. 123(R) for fiscal year 2005, pro forma diluted earnings per share from continuing operations would have been reduced by $0.14 per diluted share from $3.29 per diluted share to $3.15 per diluted share.
      Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:	Financing
      Bank financing: Polaris is a party to an unsecured bank line of credit arrangement under which it may borrow up to $250,000,000. Interest is charged at rates based on LIBOR or “prime.” The arrangement contains various restrictive covenants which limit investments, acquisitions and indebtedness. The arrangements also require Polaris to maintain certain financial ratios including a minimum tangible net worth, minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2005.
      The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2005	2004	2003

Total borrowings at December 31,	$18,000	$18,000	$18,008
Average outstanding borrowings during year	$96,430	$50,268	$71,340
Maximum outstanding borrowings during year	$190,000	$98,000	$135,000
Interest rate at December 31	4.955%	2.765%	1.70%
      Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of any borrowing until June 2007. The fair value of the interest rate swap was a liability of $659,000 as of December 31, 2005.
      Letters of credit: At December 31, 2005, Polaris had open letters of credit totaling approximately $3,713,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.
      Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2005, was approximately $930,000,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 3:	Income Taxes
      Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Current:
Federal	$52,093	$59,024	$57,316
State	5,649	6,453	5,439
Foreign	3,930	3,369	3,069
Deferred	2,676	(1,460)	(8,131)

Total	$64,348	$67,386	$57,693

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.0	2.0
Extraterritorial income exclusion/ Foreign sales Corporation	(2.0)	(2.5)	(2.0)
Settlement of state tax audit	(1.2)	—	—
Other permanent differences	(2.8)	(1.5)	(2.5)

Effective income tax rate	30.8%	33.0%	32.5%

      In 2005 the Company realized an income tax benefit generated from the settlement of prior year state income tax audit disputes for the years 1997 through 2000. As a result of the settlement, a portion of the Company’s recorded income tax reserves were no longer necessary, resulting in a reduction in the income tax provision for 2005.
      U.S. income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as of December 31, 2005. The Company has reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely in these subsidiaries.
      Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,

	2005	2004	2003

Current deferred income taxes:
Inventories	$6,515	$6,540	$5,431
Accrued expenses	52,485	56,460	50,569
Derivative instruments	1,498	2,489	3,517

Total current	60,498	65,489	59,517

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	8,609	11,988	14,773
Property and equipment	(19,840)	(25,330)	(22,995)
Compensation payable in common stock	5,546	5,342	4,734

Total noncurrent	(5,685)	(8,000)	(3,488)

Total	$54,813	$57,489	$56,029

Note 4:	Stock-Based Compensation and Savings Plan
      Polaris maintains a stock option plan (“Option Plan”) under which incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock may be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following summarizes share activity in the Option Plan and Broad Based Plan, and the weighted average exercise price for the Option Plan:

	Option Plan			Broad Based Plan

	Shares		Weighted	Shares
	Available for	Outstanding	Average	Available for	Outstanding
	Future Issuance	Shares	Exercise Price	Future Issuance	Shares

Balance as of December 31, 2002	437,864	5,060,836	$21.30	—	155,800
Granted	(275,700)	275,700	40.03	—	—
Exercised	—	(642,440)	15.32	—	(56,900)
Forfeited	80,700	(80,700)	21.71	—	—

Balance as of December 31, 2003	242,864	4,613,396	23.19	—	98,900
Reserved	2,000,000
Granted	(596,700)	596,700	49.82	—	—
Exercised	—	(573,151)	17.53	—	(19,600)
Forfeited	40,500	(40,500)	27.73	—	—

Balance as of December 31, 2004	1,686,664	4,596,445	27.26	—	79,300
Granted	(750,800)	750,800	55.12	—	—
Exercised	—	(999,907)	18.69	—	(11,600)
Forfeited	82,540	(82,540)	38.43	—	(1,000)

Balance as of December 31, 2005	1,018,404	4,264,798	$33.94	—	66,700

      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercisable Options	12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price

$12.88 to $18.31	478,048	3.4	$15.56	478,048	$15.56
$18.32 to $24.73	1,245,296	4.3	$23.14	1,239,296	$23.14
$24.74 to $29.33	1,066,354	6.2	$28.78	1,024,536	$28.99
$29.34 to $59.45	1,282,300	8.9	$47.81	22,600	$34.67
$59.46 to $75.21	259,500	4.1	$67.71	—	—
      The weighted average exercise prices of options exercisable as of December 31, 2005, 2004 and 2003 were $24.05, $27.88 and $20.20, respectively. The weighted average remaining contractual life of outstanding options was 6.0 years as of December 31, 2005. In 2005 Polaris issued 15,000 options whereby the exercise price exceeded the market price on the date of grant. The weighted average exercise price of these options was $75.21. The exercise price of all other options granted during 2005 was equal to the market price on the date of grant.
      Polaris maintains a restricted stock plan (“Restricted Plan”) under which a maximum of 2,350,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the awards, and all awards issued subsequent to 2002,

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures. Shares of restricted stock granted, net of converted, lapsed and forfeited shares totaled a negative 225,040 shares, negative 332,930 shares, and negative 284,546 shares in 2005, 2004 and 2003, respectively.
      Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 3,250,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $9,265,000, $9,533,000, and $9,014,000 in 2005, 2004 and 2003, respectively. As of December 31, 2005 there were 2,399,955 shares vested in the plan.
      Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. Mr. Pierer does not participate in the Director Plan. A maximum of 200,000 shares of common stock has been authorized under this plan of which 69,725 equivalents have been earned and 55,642 shares have been issued to retired directors as of December 31, 2005.
      Polaris maintains a non-employee director stock option plan (the “Directors Stock Option Plan”), under which nonqualified stock options for a maximum of 200,000 shares of common stock may be issued to non-employee directors. Each non-employee Director as of the date of the annual shareholders meetings have been granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant with the exception of Mr. Pierer who does not participate in this plan. Options become exercisable as of the date of the next Annual Meeting following the date of grant and must be exercised no later than 10 years from the date of grant. Options granted under the Directors Stock Option Plan and outstanding totaled 92,000 at a weighted average exercise price of $43.84 as of December 31, 2005.
      Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $7,253,000, $6,796,000, and $6,214,000 in 2005, 2004 and 2003, respectively.

Note 5:	Shareholders’ Equity
      Stock repurchase program: The Polaris Board of Directors has authorized the cumulative repurchase of up to 27,000,000 shares of the Company’s common stock. During 2005, Polaris paid $132,280,000 to repurchase and retire approximately 2,361,000 shares. Cumulative repurchases through December 31, 2005 were approximately 22,342,000 shares at a cost of $581,046,000.
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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Restricted Plan. A reconciliation of these amounts is as follows (in thousands):

	2005	2004	2003

Weighted average number of common shares outstanding	41,894	42,093	42,522
Director Plan	66	59	52
ESOP	171	166	331

Common shares outstanding — basic	42,131	42,318	42,905

Dilutive effect of Restricted Plan	255	402	515
Dilutive effect of Option Plan	1,495	2,315	1,636

Common and potential common shares outstanding — diluted	43,881	45,035	45,056

      During 2005, 2004, and 2003, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 466,000 shares, no shares and no shares respectively.
      Stock Purchase Plan: Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the average market price each month. As of December 31, 2005, approximately 441,000 shares had been purchased under the Purchase Plan.

Note 6:	Financial Services Arrangements
      In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by cash investments shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2005 was $796,500,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2006, the potential 15 percent aggregate repurchase obligation is approximately $98,000,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $813,000 and $1,824,000 at December 31, 2005 and 2004, respectively.
      Polaris’ investment in Polaris Acceptance at December 31, 2005 of $59,601,000 is accounted for under the equity method, and is recorded as a component of Investments in Finance Affiliate and Retail Credit Deposit in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying statements of income.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for Polaris Acceptance is presented as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Revenues	$55,430	$38,066	$34,262
Interest and operating expenses	27,082	15,090	15,662

Net income before income taxes	$28,348	$22,976	$18,600

	As of December 31,

	2005	2004

Finance receivables, net	$796,459	$669,422
Other assets	119	108

Total Assets	$796,578	$669,530

Notes payable	$681,815	$578,174
Other liabilities	1,903	1,620
Partners’ capital	112,860	89,736

Total Liabilities and Partners’ Capital	$796,578	$669,530

      In October 2001 Household Bank (SB), N.A. (“Household”) and a subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly owned subsidiary of Polaris entered into a new multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the new multi-year agreement became effective as of August 10, 2005. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The new contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was approximately $50,000,000 at August 1, 2005.
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
      Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31

	2005	2004	2003

Equity in earnings of Polaris Acceptance	$14,174	$11,488	$9,300
Income from HSBC agreement	22,167	19,184	13,176
Income from other financial services activities	2,299	1,363	1,111

Total income from financial services	$38,640	$32,035	$23,587

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Investment in Manufacturing Affiliates
      The caption Investment in Manufacturing Affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (Robin) which builds engines in the United States for recreational and industrial products and the investment in the Austrian motorcycle company KTM Power Sports AG (KTM), which manufacturers off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and during 2005 purchased a 25 percent ownership interest in KTM. Polaris’ investments, including associated transaction costs, totaling $87,772,000 at December 31, 2005 and $2,877,000 at December 31, 2004 are accounted for under the equity method. Polaris’ allocable share of the income of these investments of $2,308,000, $6,000, and $27,000 for 2005, 2004 and 2003, respectively, are recorded in Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income.
      Summary financial information for KTM follows in the table below. KTM reports their financial results in Euros utilizing the International Financial Reporting Standards (IFRS) method; the balances below have been adjusted for the effects of conversion to generally accepted accounting principals in the United States (US GAAP) and translated into U.S. dollars. The balance sheet data presented below is as of the end of KTM’s first quarter ended November 30, 2005, the most recent available data. The statement of income data presented below represents the results of operations for the portion of 2005 that the KTM investment was held by Polaris:

(In thousands of US $)
Current assets	$230,700
Noncurrent assets	257,000
Current liabilities	163,400
Noncurrent liabilities	143,800
Minority interests	200
Shareholder’s equity	$180,300

(In thousands of US $)
Net sales	$213,200
Gross profit	67,600
Net income	$9,200
At December 29, 2005 KTM’s stock was trading at €47.50 with a U.S. dollar market capitalization of approximately $387,800,000.

Note 8:	Commitments and Contingencies
      Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2005 the Company had an accrual of $7,067,000 for the probable payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets.
      Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
      Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $3,678,000, $3,590,000, and $3,429,000 for 2005, 2004 and 2003, respectively.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum payments, exclusive of other costs required under non-cancelable operating leases at December 31, 2005 total $5,699,000 cumulatively through 2009.

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

			Utilization from
			Closedown
	Balance Prior		Date Through	Balance		Balance
	To		December 31,	December 31,	Utilization	December 31,
	Charge	Charge	2004	2004	During 2005	2005

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$(3,457)	$12,111	$(11,895)	$216
Costs related to canceling supplier arrangements	—	14,159	(9,120)	5,039	(5,039)	—
Legal, regulatory, personnel and other costs	4,327	2,938	(333)	6,932	(1,755)	5,177
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	(5,791)	1,104	(1,104)	—

Total	$8,287	$35,600	$(18,701)	$25,186	$(19,793)	$5,393

      The financial results of the marine products division included in discontinued operations are as follows (in thousands):
Discontinued Operations

	For the Years Ended December 31,

	2005	2004	2003

Sales	$3,831	$49,769	$53,518

Loss on discontinued operations before income tax benefit	$(1,503)	$(12,623)	$(13,177)
Income tax (benefit)	(496)	(4,166)	(4,283)

Loss from discontinued operations, net of tax	$(1,007)	$(8,457)	$(8,894)

Loss on disposal of discontinued operations		$(35,600)
Income tax (benefit)		(11,748)

Loss on disposal of discontinued operations, net of tax		$(23,852)

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2005	2004

Accounts receivable	—	$255
Inventory	$113	4,556

Total current assets	113	4,811
Net property and equipment	—	—

Total assets	$113	$4,811

Accounts payable	$—	$—
Accrued expenses	5,393	25,186

Current liabilities	$5,393	$25,186

Note 10:	Segment Reporting
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
      The following data relates to Polaris’ foreign continuing operations (in thousands of U.S. dollars):

	For the Years Ended December 31,

	2005	2004	2003

Canadian subsidiary:
Sales from continuing operations	$204,458	$197,344	$203,862
Identifiable assets	24,590	26,108	26,909
Other foreign countries:
Sales from continuing operations	$232,764	$194,184	$140,980
Identifiable assets	68,663	73,357	62,269

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Quarterly Financial Data (unaudited)

	Continuing Operations

				Diluted		Diluted
				Net Income		Net Income
	Sales	Gross Profit	Net Income	per Share	Net Income	per Share

	(in thousands, except per share data)
2005
First Quarter	$358,312	$84,487	$19,118	$0.42	$18,843	$0.42
Second Quarter	442,296	96,376	30,135	0.68	29,990	0.68
Third Quarter	543,124	126,781	51,127	1.17	50,862	1.16
Fourth Quarter	526,087	110,248	43,905	1.03	43,583	1.02

Totals	$1,869,819	$417,892	$144,285	$3.29	$143,278	$3.27

2004
First Quarter	$328,997	$77,531	$17,142	$0.38	$14,305	$0.32
Second Quarter	394,628	92,224	27,426	0.61	24,369	0.54
Third Quarter	510,623	123,417	44,572	1.00	18,653	0.42
Fourth Quarter	538,958	131,091	47,673	1.05	47,177	1.04

Totals	$1,773,206	$424,263	$136,813	$3.04	$104,504	$2.32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
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
      (a) Directors of the Registrant
      The information under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2006 Proxy Statement is incorporated herein by reference.
      (b) Executive Officers of the Registrant
      Information concerning Executive Officers of the Company is included in this Report after Item 4, under the caption “Executive Officers of the Registrant.”
      (c) Identification of the Audit Committee; Audit Committee Financial Expert.
      The information under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2006 Proxy Statement is incorporated herein by reference.
      (d) Compliance with Section 16(a) of the Exchange Act
      The information under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement is incorporated herein by reference.
      (e) Code of Ethics.
      We have adopted a Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other Polaris employees. This Code of Business Conduct and Ethics is posted on our website at www.polarisindustries.com and may be found as follows:

•	From our main web page, first click on “Our Company.”

•	Next, click on “Investor Relations.”

•	Next, click on “Corporate Governance.”

•	Finally, click on “Business Code of Conduct and Ethics.”
      A copy of our Code of Business Conduct and Ethics will be furnished to any shareholder who submits a written request for it. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

      We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation
      The information under the captions “Executive Compensation and Stock Option Information” and “Corporate Governance — Director Compensation” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Corporate Governance — Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information under the caption “Independent Registered Public Accounting Firm” in the Company’s 2006 Proxy Statement is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 25 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 52 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 53 to 55.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 21, 2006, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
      (b) Exhibits

Included in Item 15(a)(3) above.
      (c) Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 1, 2006.

Polaris Industries Inc.

By:	/s/ Thomas C. Tiller

Thomas C. Tiller
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Gregory R. Palen Gregory R. Palen		Chairman and Director	March 1, 2006

/s/ Thomas C. Tiller Thomas C. Tiller		Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

/s/ Michael W. Malone Michael W. Malone		Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2006

* Andris A. Baltins		Director	March 1, 2006

* Robert L. Caulk		Director	March 1, 2006

* Annette K. Clayton		Director	March 1, 2006

* William E. Fruhan, Jr.		Director	March 1, 2006

* John R. Menard, Jr.		Director	March 1, 2006

* Stefan Pierer		Director	March 1, 2006

* R. M. Schreck		Director	March 1, 2006

* Richard A. Zona		Director	March 1, 2006

*By:	/s/ Thomas C. Tiller (Thomas C. Tiller Attorney-in-Fact)		March 1, 2006

*	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Polaris Industries Inc.:
      We have audited the consolidated financial statements of Polaris Industries Inc. as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 21, 2006 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedules listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedules for the years ended December 31, 2005, 2004, and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 21, 2006

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period

2003: Deducted from asset accounts — Allowance for doubtful accounts receivable	$4,435	$2,517	$(1,314)	$5,638

2004: Deducted from asset accounts — Allowance for doubtful accounts receivable	$5,638	$1,647	$(2,951)	$4,334

2005: Deducted from asset accounts — Allowance for doubtful accounts receivable	$4,334	$1,190	$(2,635)	$2,889

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2003: Deducted from asset accounts — Allowance for obsolete inventory	$10,410	$7,374	$(7,256)	$10,528

2004: Deducted from asset accounts — Allowance for obsolete inventory	$10,528	$6,030	$(6,488)	$10,070

2005: Deducted from asset accounts — Allowance for obsolete inventory	$10,070	$10,099	$(8,260)	$11,909

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2005

Exhibit
Number	Description

2.a	Call Option Agreement dated as of July 18, 2005, by and between Polaris Beteiligungsverwaltungs GmbH and Cross Industries AG, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 19, 2005.
3.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
.b	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
.b	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed May 25, 2000.
10.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
.b	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
.c	Polaris 401(K) Retirement Savings Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed January 11, 2000 (No. 333-94451).
.d	Polaris Industries Inc. Supplemental Retirement/Savings Plan incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
.e	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
.f	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed May 5, 1999 (No. 333-77765).
.g	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
.h	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
.i	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
.j	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.g to the Company’s Current Report on Form 8-K, filed April 26, 2005.*

Exhibit
Number	Description

.k	Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*
.l	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*
.m	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to the Chief Executive Officer under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Annex B to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
.n	Amended and Restated Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 14, 2004 (No. 333-21007).
.o	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
.p	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed November 17, 2003 (No. 333-110541).*
.q	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan.*
.r	Polaris Industries Inc. Long Term Incentive Plan.*
.s	Employment Agreement between the Company and Thomas C. Tiller dated February 20, 2006, incorporated by reference to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 21, 2006.*
.t	Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*
.u	Severance Agreement, Waiver and Release dated April 26, 2005 by and between Polaris Sales Inc. and Ken Sobaski, incorporated by reference to Exhibit 10.z to the Company’s Current Report on Form 8-K, filed May 2, 2005.
.v	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
.w	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
.x	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
.y	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
.z	Manufacturer’s Repurchase Agreement between the Company and Polaris Acceptance dated February 7, 1996 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
.aa	Five-Year Revolving Credit Agreement dated June 25, 2004, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A., as syndication agent, and The Bank of Tokyo Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to
Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit
Number	Description

.bb	First Amendment to Five-Year Revolving Credit Agreement among the Company, certain subsidiaries of the Company, the lenders identified therein and Bank of America, N.A., as administrative agent dated July 11, 2005, incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
.cc	Revolving Program Agreement between Polaris Sales Inc. and HSBC Bank Nevada, National Association, formerly known as Household Bank (SB), N.A., dated August 10, 2005, incorporated by reference to Exhibit 10.u to the Company’s Current Report on Form 8-K, filed August 12, 2005.
13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2005 included pursuant to Note 2 to General Instruction G.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney.
31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.