Form 10-Q
period 2006-03-31
POLARIS INDUSTRIES INC/MN
filed 2006-05-09
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 4, 2006, 41,369,963 shares of Common Stock of the issuer were outstanding.

FORM 10-Q
For the Quarterly Period Ended
March 31, 2006
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2006

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,913	$19,675
Trade receivables, net	60,712	78,350
Inventories, net	220,005	202,022
Prepaid expenses and other	13,163	13,330
Deferred income taxes	55,430	60,498
Current assets from discontinued operations	3	113

Total current assets	360,226	373,988

Property and equipment, net	222,275	222,336
Investment in finance affiliate	52,359	59,601
Investments in manufacturing affiliates	90,583	87,772
Deferred income taxes	2,160	1,677
Goodwill, net	25,029	25,039
Intangibles and other assets, net	198	220

Total Assets	$752,830	$770,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,959	$97,065
Accrued expenses	192,305	263,728
Income taxes payable	4,947	9,428
Current liabilities from discontinued operations	4,688	5,393

Total current liabilities	299,899	375,614
Borrowings under credit agreement	80,000	18,000

Total Liabilities	$379,899	$393,614

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 41,513 and 41,687 shares issued and outstanding	$415	$417
Additional paid-in capital	—	—
Retained earnings	371,537	379,032
Accumulated other comprehensive income (loss)	979	(2,430)

Total shareholders’ equity	372,931	377,019

Total Liabilities and Shareholders’ Equity	$752,830	$770,633

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method. The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	First Quarter Ended March 31,
	2006	2005
Sales	$333,509	$358,312
Cost of sales	266,117	275,737

Gross profit	67,392	82,575
Operating expenses
Selling and marketing	28,320	28,126
Research and development	16,497	17,157
General and administrative	15,824	18,234

Total operating expenses	60,641	63,517

Income from financial services	9,326	8,542

Operating Income	16,077	27,600

Non-operating Expense
Interest expense	1,513	575
Equity in (income) of manufacturing affiliates	(1,183)	(3)
Other (income) expense, net	(717)	174

Income before income taxes	16,464	26,854

Provision for Income Taxes	5,271	8,990

Net Income from continuing operations	$11,193	$17,864
Loss from discontinued operations, net of tax	(70)	(275)

Net income before cumulative effect of accounting change	$11,123	$17,589
Cumulative effect of accounting change, net of tax of $174	407	—

Net Income	$11,530	$17,589

Basic Net Income per share
Continuing operations	$0.27	$0.42
Loss from discontinued operations	$(0.00)	$(0.01)
Cumulative effect of accounting change	0.01	—

Net Income	$0.28	$0.41

Diluted Net Income per share
Continuing operations	$0.26	$0.40
Loss from discontinued operations	$(0.00)	$(0.01)
Cumulative effect of accounting change	0.01	—

Net Income	$0.27	$0.39

Weighted average shares outstanding:
Basic	41,791	42,817
Diluted	43,124	45,085
The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	First Quarter Ended March 31,
	2006	2005
Operating Activities:
Net income before cumulative effect of accounting change	$11,123	$17,589
Net loss from discontinued operations	70	275
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	14,117	12,787
Noncash compensation	5,628	5,687
Noncash income from financial services	(3,845)	(3,166)
Noncash income from manufacturing affiliates	(1,183)	(3)
Deferred income taxes	4,411	4,974
Changes in current operating items:
Trade receivables	17,638	9,547
Inventories	(17,984)	(55,632)
Accounts payable	895	22,689
Accrued expenses	(71,425)	(61,415)
Income taxes payable	(4,480)	(24,816)
Prepaid expenses and others, net	1,948	1,228

Net cash used for continuing operations	(43,087)	(70,256)
Net cash flow used for discontinued operations	(665)	(3,608)

Net cash used for operating activities	(43,752)	(73,864)

Investing Activities:
Purchase of property and equipment	(14,023)	(26,063)
Investments in finance affiliate and retail credit deposit, net	11,087	11,804

Net cash used for investment activities	(2,936)	(14,259)

Financing Activities:
Borrowings under credit agreement	199,000	79,000
Repayments under credit agreement	(137,000)	(79,000)
Repurchase and retirement of common shares	(16,413)	(21,481)
Cash dividends to shareholders	(12,807)	(11,834)
Proceeds from stock issuances under employee plans	4,025	12,650
Tax effect of exercise of stock options	1,121	11,576

Net cash provided by (used for) financing activities	37,926	(9,089)

Net decrease in cash and cash equivalents	(8,762)	(97,212)
Cash and cash equivalents at beginning of period	19,675	138,469

Cash and cash equivalents at end of period	$10,913	$41,257

The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
     Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and the parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Certain amounts in the 2005 periods presented have been reclassified for consistency of presentation. Polaris’ allocable share of the income (loss) of Robin Manufacturing (Robin) has been reclassified to Equity in (income) of manufacturing affiliates, net of tax and Polaris’ investment for Robin has been reclassified to Investments in manufacturing affiliates in the consolidated balance sheets for each period presented. These changes had no impact on previously reported net income. Additionally, during the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees. Certain amounts in the financial statements in the 2005 period have been adjusted to give effect to the adoption of SFAS 123(R). See Notes 2 and 7 for further discussion.
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

	For the Three Months
	Ended March 31,
	2006	2005
Accrued warranty reserve, beginning	$28,178	$28,243
Additions charged to expense	9,103	5,465
Warranty claims paid	(14,435)	(11,057)
Consumer Products Safety Commission (CPSC) settlement paid (charged to expense prior to 2004)	—	(950)

Accrued warranty reserve, ending	$22,846	$21,701

During the first quarter 2005, the Company paid the CPSC $950,000 to settle claims alleging that the Company violated the Consumer Product Safety Act dating back to the late 1990’s. Polaris entered into the settlement to avoid continuing legal costs associated with protracted litigation.

NOTE 2. Share-Based Employee Compensation
     In the first quarter ended March 31, 2006 Polaris adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share-Based Payment” which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). In addition, Polaris has recorded on the consolidated statements of income for the first quarter ended March 31, 2006, an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation expenses, previously reported in general and administrative expenses, to cost of sales and the operating expense lines on the consolidated statements of income. The balance sheet and statements of cash flow for the quarter ended March 31, 2005 have also been adjusted to reflect the impact of SFAS 123(R). The impact of adopting SFAS 123(R) on Shareholders’ Equity as of December 31, 2005 is shown in Note 7. The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.
     The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest.
Total share-based compensation expenses for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Stock Options	$2,078	$1,931
Other Share-Based Awards	1,550	3,191

Total Share-Based Compensation before tax	3,628	5,122
Tax benefit	1,390	1,665

Total Share-Based Compensation Expense included in Net Income	$2,238	$3,457

     These share-based compensation expenses are reflected in cost of sales and operating expenses in the accompanying consolidated statements of income. For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris used the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.
     At March 31, 2006 there was $15,480,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years. Included in unrecognized share-based compensation is approximately $12,127,000 related to stock options and $3,353,000 for restricted stock.
     Polaris maintains a stock option plan (“Option Plan”) under which incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock may be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.
     Polaris maintains a broad based stock option plan (“Broad Based Plan”) under which incentive stock options for a maximum of 700,000 shares of common stock could be issued to substantially all Polaris employees. These options expire in 2009. Options with respect to 675,400 shares of common stock were granted under this plan during 1999 at an exercise price of $15.78 and of the options initially granted under the Broad Based Plan, an aggregate of 518,400 vested in March 2002.

The following summarizes share activity in the Option Plan and Broad Based Plan, and the weighted average exercise price for the Option Plan for the first quarter ended March 31, 2006:

	Option Plan		Broad Based
			Plan
		Weighted
	Outstanding	Average	Outstanding
	Shares	Exercise Price	Shares
Balance as of December 31, 2005	4,264,798	$33.94	66,700
Granted	6,000	52.82	—
Exercised	(133,125)	24.01	(2,800)
Forfeited	(16,260)	43.92	(200)

Balance as of March 31, 2006	4,121,413	$34.24	63,700

Options exercisable as of March 31, 2006	2,603,895	$24.29	63,700

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Outstanding Options	3/31/06	Contractual Life	Exercise Price	3/31/06	Exercise Price
$12.88 to $18.31	436,912	3.2	$15.57	436,912	$15.57
$18.32 to $24.73	1,217,259	4.0	$23.15	1,217,259	$23.15
$24.74 to $29.33	1,009,642	5.9	$28.79	999,824	$28.81
$29.34 to $59.45	1,261,800	8.6	$47.95	13,600	$34.18
$59.46 to $75.21	259,500	3.8	$67.71	—	—
The weighted average remaining contractual life of outstanding options was 5.8 years as of March 31, 2006.
The following assumptions were used to estimate the weighted average fair value of options of $13.62 and $14.45 for the three months ended March 31, 2006 and 2005, respectively:

	For the three Months
	Ended March 31,
	2006		2005

Risk free interest rate	4.4%		3.3%
Expected life	5.0	years	3.8	years
Expected volatility	29%		27%
Expected dividend yield	2.4%		1.7%
     Polaris maintains a restricted stock plan (“Restricted Plan”) under which a maximum of 2,350,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the awards contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures. Shares of restricted stock granted, net of converted, lapsed and forfeited shares totaled a negative 19,000 shares and positive 30,820 shares, during the first quarters ended March 31, 2006 and 2005, respectively. At March 31, 2006, there were 148,000 shares outstanding with a weighted average grant date fair value of $54.88.
     Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. Mr. Pierer does not participate in the Director Plan. A maximum of 200,000 shares of common stock has been authorized under this plan of which 73,767 equivalents have been earned and 55,642 shares have been issued to retired directors as of March 31, 2006.
     Polaris maintains a non-employee director stock option plan (the “Directors Stock Option Plan”), under which nonqualified stock options for a maximum of 200,000 shares of common stock may be issued to non-employee directors. Each non-employee Director as of the date of the annual shareholders meetings have been granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant with the exception of Mr. Pierer who does not participate in this plan. Options become exercisable as of the date of the next Annual Meeting following the date of grant and must be exercised no later than 10 years from the date of grant. Options granted under the Directors Stock Option Plan and outstanding totaled 92,000 at a weighted average exercise price of $43.84 as of March 31, 2006.

     Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are based on performance objectives for the Company and are measured over a period of three consecutive calendar years.
NOTE 3. Inventories
Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials and purchased components	$33,657	$17,321
Service parts, garments and accessories	72,686	70,299
Finished goods	127,105	126,311
Less: reserves	(13,443)	(11,909)

Inventories	$220,005	$202,022

NOTE 4. Financing Agreement
Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 5.40 percent at March 31, 2006).
Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.
As of March 31, 2006, total borrowings under the bank line of credit arrangement were $80,000,000 and has been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In January 2004, TDF was merged with a subsidiary of General Electric Company and as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance (“GECDF”). Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 31, 2006 was approximately $722,000,000. During the first quarter 2006, the term of the partnership agreement with GECDF was extended to February 29, 2012.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investment in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income.
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC which was $50.0 million at August 1, 2005.

A wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the new multi-year agreement, executed on February 28, 2006, became effective April 1, 2006. The new agreement provides for income to be paid to Polaris based upon the difference between the volume of sales made pursuant to the program and the promotional costs of the program borne by Polaris.
Polaris facilitates the availability of extended service contracts to consumers and certain insurance contracts to dealers and consumers through arrangements with various third party suppliers. Polaris does not have any incremental warranty, insurance or financial risk from any of these third party arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of Income from financial services in the accompanying consolidated statements of income.
NOTE 6. Investment in Manufacturing Affiliate
     The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company KTM Power Sports AG (“KTM”), which manufacturers off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and during 2005 purchased a 25 percent ownership interest in KTM. Polaris’ investments, including associated transaction costs, totaling $90,583,000 at March 31, 2006 and $87,772,000 at December 31, 2005 are accounted for under the equity method. Polaris’ allocable share of the income of these investments of $1,183,000 and $3,000 for the periods ended March 31, 2006 and 2005, respectively, are recorded in Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income.
     Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest in and become the majority shareholder of KTM.
NOTE 7. Shareholders’ Equity
During the first three months of 2006, Polaris paid $16,413,000 to repurchase and retire approximately 326,000 shares of its common stock. As of March 31, 2006 the Company has authorization from its Board of Directors to repurchase up to an additional 4,332,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.31 per share on February 15, 2006 to holders of record on February 1, 2006.
On April 20, 2006, the Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about May 15, 2006 to holders of record of such shares at the close of business on May 1, 2006.
Polaris adopted SFAS 123(R) effective January 1, 2006 using the modified retrospective method. The Company reflected this new accounting method by retrospectively adjusting prior periods. The following table summarizes the changes within Shareholders’ Equity reflecting the adoption of SFAS 123(R):

As of December 31, 2005	As Originally	Effect of SFAS
(amounts in thousands)	Reported	123 (R)	As Adjusted

Preferred Stock	—	—	—
Common tock	$417	—	$417
Additional paid-in capital	—	—	—
Deferred compensation	(3,523)	$3,523	—
Retained earnings	375,193	3,839	379,032
Accumulated other comprehensive income (loss)	(2,430)	—	(2,430)

Total shareholders’ equity	$369,657	$7,362	$377,019

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
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Weighted average number of common shares outstanding	41,535	42,620
Director Plan	73	63
ESOP	183	134

Weighted average shares outstanding — basic	41,791	42,817
Net effect of dilutive stock options and restricted stock	1,333	2,268

Weighted average shares outstanding — diluted	43,124	45,085

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$11,530	$17,589
Other comprehensive income:
Foreign currency translation adjustments, net	1,900	(2,225)
Unrealized gain on derivative instruments, net	1,509	1,372

Comprehensive income	$14,939	$16,736

NOTE 8. Commitments and Contingencies
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
NOTE 9. Accounting for Derivative Instruments and Hedging Activities
Accounting and reporting standards require that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value should be recognized currently in earnings unless specific hedge criteria are met and companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated as and meets the criteria of a cash flow hedge. At March 31, 2006, the fair value of the interest rate swap agreement was an unrealized loss of $461,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.

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
At March 31, 2006, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $42,170,000, and an unrealized loss of $1,357,000 and open Canadian dollar contracts with notional amounts totaling U.S. $80,087,000 and an unrealized gain of $310,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
NOTE 10. Discontinued Operations
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, there were $8,287,000 of liabilities related to the marine products division at the time of the exit announcement. Total cash outlays of $705,000 were made in the first quarter 2006 related to the liabilities. Total cash outlays of $32,304,000 have been made since the marine products division exit announcement.
In addition, the loss on disposal of discontinued operations included $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. Total non-cash charges of $6,895,000 have been made to the accrual since the marine products division exit announcement.
No adjustments were made to the closedown accrual during the first quarter 2006. Utilization of components of the accrued disposal costs during the first quarter period ended March 31, 2006 is as follows (in thousands):

		Utilization
		Three Months
	Balance	Ended	Balance
	December 31,	March 31,	March 31,
	2005	2006	2006

Incentive costs to sell remaining inventory including product warranty	$216	$(177)	$39
Costs related to canceling supplier arrangements	—	—	—
Legal, regulatory, personnel and other costs	5,177	(528)	4,649
Disposition of tooling, inventory and other fixed assets (non-cash)	—	—	—

Total	$5,393	$(705)	$4,688

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months
	Ended March 31,
	2006	2005
Sales	$—	$1,675

Loss on discontinued operations before income tax benefit	(107)	(411)
Income tax (benefit)	(37)	(136)

Loss on discontinued operations, net of tax	$(70)	$(275)

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters ended March 31, 2006 and 2005. Due to the seasonality of the snowmobile, all terrain vehicle (ATV), motorcycle and parts, garments and accessories (PG&A) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Effective in the first quarter of 2006, Polaris adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share-Based Payment”(SFAS No. 123(R)), which requires that all share-based compensation, including grants of employee stock options, be accounted for using a fair value-based method. The Company has elected to adopt SFAS 123(R) using the modified retrospective method. As a result, Polaris has revised its historical results to include the effect of share-based compensation. Therefore, all required financial data provided in this Form 10-Q filing, including prior year data, has been revised to include the impact of stock option compensation expensing as well as the reclassification of the Company’s other share-based compensation expenses into the appropriate line items within the financial statements as required by SFAS 123(R).
For the first quarter ended March 31, 2006, Polaris reported income from continuing operations of $0.26 per diluted share, compared to net income from continuing operations of $0.40 per diluted share for the period ended March 31, 2005. Net income from continuing operations was $11.2 million, compared to net income from continuing operations of $17.9 million for the period ended March 31, 2005. Sales from continuing operations for the first quarter 2006 totaled $333.5 million, a decrease of seven percent compared to sales from continuing operations of $358.3 million for the first quarter 2005. In the first quarter 2006, ATV sales declined eight percent, snowmobile sales decreased 65 percent, Victory motorcycle sales grew eight percent and sales of parts, garments and accessories increased one percent when compared to the same period in 2005.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $333.5 million in the first quarter 2006, a seven percent decrease from $ 358.3 million in sales for the same period in 2005.
Sales of ATVs were $243.6 million in the first quarter 2006, down eight percent from the first quarter 2005 sales of $266.0 million. Although overall shipments of ATVs to dealers in North America decreased, the Company continued to experience growth during the quarter in the RANGER™ utility vehicle product line, and increased sales from its new entry-level Hawkeye ATV, as well as its new two-passenger ATV, the Sportsman X2 and its high performance Outlaw ATV model. While dealer inventories of ATVs in North America remain higher than desired, factory inventories of ATVs were lower at the end of the 2006 first quarter when compared to the same period in 2005. For the period ended March 31, 2006, the average ATV per unit sales price increased three percent over last year’s period primarily as a result of the increased sales of the higher priced RANGER™ product and a positive product mix change.
Sales of snowmobiles were $2.5 million for the first quarter 2006, compared to sales of $7.2 million for the comparable quarter in 2005. Shipments in the first quarter were lower than a year ago as a result of below normal levels of snowfall across many regions of North America. Sales of snowmobiles were also negatively impacted by a higher level of sales incentives and promotional program spending required during the first quarter of 2006 as a result of the higher than anticipated dealer inventories. The average snowmobile per unit sales price for the first quarter 2006 decreased significantly compared to last year’s first quarter due to the increased promotional programs to assist dealers in retailing their snowmobile inventory.
Sales of Victory motorcycles were $25.3 million for the first quarter 2006, an eight percent increase from $23.4 million for the comparable period in 2005. This shipment increase is attributable to improved brand recognition, the success of the Hammer and Vegas Jackpot models, the addition of a more powerful 100 cubic inch engine and six speed transmission to most of the model line, and improvements in the dealer network that have contributed to an expanding market share. The average per unit sales price for Victory motorcycles increased five percent during the first quarter 2006 when compared to the same period in 2005 due to a product mix change and increased pricing.

PG&A sales were $62.1 million for the first quarter 2006, an increase of one percent from $61.7 million for the first quarter 2005. While PG&A sales for ATVs, motorcycles and utility vehicles grew during the quarter, snowmobile PG&A sales were negatively impacted by the disappointing warm weather at the conclusion of the snowmobile riding season.
Gross profit for the first quarter 2006 decreased 18 percent to $67.4 million compared to $82.6 million for the first quarter 2005. Gross profit, as a percentage of sales, was 20.2 percent for the first quarter 2006, a decrease from 23.0 percent in the comparable quarter of 2005. The gross profit margin was negatively impacted by increased raw materials, snowmobile warranty, floor plan financing, and sales promotion costs and expenses, partially offset by continued efficiency gains and savings from various cost reduction initiatives.
For the first quarter of 2006, operating expenses decreased five percent to $60.6 million compared to $63.5 million for the first quarter of 2005. As a percent of sales, operating expenses increased to 18.2 percent in the first quarter of 2006, from 17.7 percent in the first quarter of 2005. Operating expenses decreased from the prior year primarily due to operating cost control measures taken by the Company as well as the impact on compensation plan expenses of moderating growth rates of the Company’s profitability and a lower stock price in the first quarter of 2006 compared to the first quarter of 2005.
Income from financial services increased nine percent to $9.3 million in the 2006 first quarter, up from $8.5 million in the first quarter of 2005 primarily a result of the increased profitability generated from the wholesale receivable portfolio of Polaris Acceptance.
Interest expense increased to $1.5 million for the 2006 first quarter compared to $0.6 million for the first quarter of 2005 due to higher debt levels and increased interest rates during the current year period.
Equity in income of manufacturing affiliates (which primarily represents the Company’s portion of income from the investment in KTM, net of tax) totaled $1.2 million for the first quarter of 2006. The Company purchased a 25 percent interest in KTM in the third quarter of 2005.
The income tax provision was recorded at a rate of approximately 32.0 percent of income before income taxes for the first quarter 2006, a decrease from 33.5 percent recorded in the first quarter last year, due to tax benefits related to stock option exercises.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s 2006 first quarter loss from discontinued operations was $0.1 million, net of tax, or $0.00 per diluted share, compared to a loss of $0.3 million, net of tax, or $0.01 per diluted share in the first quarter 2005.
Share-Based Payment
Polaris adopted SFAS 123(R) “Share-Based Payment” effective as of the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris has recorded an after tax benefit of $0.4 million or $0.01 per diluted share on its income statement for the 2006 first quarter resulting from the cumulative effect of the accounting change. All prior periods presented were adjusted to give effect to the adoption of SFAS 123(R) using the modified retrospective method. The Company provided revised quarterly consolidated statements of income for the 2005 year reflecting the adoption of SFAS 123(R) under the modified retrospective method in a Form 8-K dated January 26, 2006.
Reported Net Income
Reported net income for the 2006 first quarter, including each of continuing and discontinued operations and the cumulative effect of the accounting change, was $11.5 million, or $0.27 per diluted share compared to net income of $17.6 million, or $0.39 per diluted share in the first quarter of 2005.

Cash Dividends
Polaris paid a $0.31 per share dividend on February 15, 2006 to shareholders of record on February 1, 2006. On April 20, 2006, the Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about May 15, 2006 to holders of record of such shares at the close of business on May 1, 2006.
Liquidity and Capital Resources
Net cash used for operating activities of continuing operations totaled $43.1 million for the first quarter 2006, a 39 percent improvement from $70.3 million in the first quarter 2005. A decrease in inventory levels in 2006 compared to the same period last year was the primary reason for the improvement in net cash flow used for operating activities during the first quarter 2006. Net cash used for investing activities was $2.9 million during the first quarter 2006 and primarily represents the purchase of property and equipment, offset by a reduction of the investment in finance affiliates. Net cash flow provided by financing activities was a source of funds totaling $37.9 million during the first quarter 2006 compared to a use of funds totaling $9.1 million in the first quarter of 2005, which primarily represents increased borrowings under the credit agreement offset by the payment of dividends to shareholders and the repurchase of common shares during the 2006 first quarter. Cash and cash equivalents totaled $10.9 million at March 31, 2006 compared to $41.3 million at March 31, 2005. The Company’s debt to total capital ratio was 18 percent at March 31, 2006, compared to five percent in the first quarter 2005, resulting from the KTM investment and increased share repurchases made in 2005.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 5.40 percent at March 31, 2006). As of March 31, 2006, total borrowing under this credit arrangement was $80.0 million and has been classified as long-term in the accompanying consolidated balance sheets.
The following table summarizes the Company’s significant future contractual obligations at March 31, 2006 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$80.0	$—	$—	$80.0
Interest expense under swap agreement	1.6	1.3	.3	—
Operating leases	5.7	2.4	2.9	.4
Capital leases	.3	.2	.1	—

Total	$87.6	$3.9	$3.3	$80.4

Additionally, at March 31, 2006, Polaris had letters of credit outstanding of $7.5 million related to purchase obligations for raw materials.
In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.
During the first quarter of 2006, Polaris paid $16,413,000 to repurchase and retire approximately 326,000 shares of its common stock. As of March 31, 2006 the Company has authorization from its Board of Directors to repurchase up to an additional 4,332,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions. Since 1996, the Company has repurchased approximately 22.7 million shares of its common stock under its share repurchase program.
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

In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In January 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance (GECDF). Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent with a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. During the first quarter 2006, the term of the partnership agreement with GECDF was extended to February 29, 2012.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income. As of March 31, 2006, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $722.0 million, a 17 percent increase from $619.0 million at March 31, 2005. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio.
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The terms of the multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005.
A wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the new multi-year agreement, executed on February 28, 2006, became effective April 1, 2006. The new agreement provides for income to be paid to Polaris based upon the difference between the volume of sales made pursuant to the program and the promotional costs of the program borne by Polaris.
During the third quarter 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) made an investment in Austrian motorcycle manufacturer KTM Power Sports AG (“KTM”) by purchasing a 25 percent interest in that company from a third party. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest and become the majority shareholder of KTM. In the latter case, under most circumstances, the majority of the purchase price to Cross will be settled in Polaris shares and Cross will become a significant shareholder in the combined Polaris/KTM organization. Cross’ principal shareholders are entities controlled by KTM Chief Executive Officer Stefan Pierer and KTM Chairman Rudolf Knünz. The exercise price under both option arrangements are based on market-based, predetermined pricing formulas to be derived from operating results of both companies in 2007.
Inflation and Foreign Exchange Rates
Polaris does not believe that inflation has had a material impact on the results of its recent operations. However, the changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have had a material impact from time to time.
During calendar year 2005, purchases totaling 12 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter period ended March 31, 2006 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2005. At March 31, 2006 Polaris had open Japanese yen foreign exchange hedging contracts in place through the third quarter 2006 with notional amounts totaling $42.2 million with an average rate of approximately 112 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales for the remainder of 2006 when compared to the same periods in 2005.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher gross margin levels in the first quarter period ended March 31, 2006 when compared to the same period in 2005. At March 31, 2006

Polaris had open Canadian dollar foreign exchange hedging contracts in place through the third quarter 2006 with notional amounts totaling $80.1 million with an average rate of approximately 0.85 U.S. dollar to Canadian dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income for the remainder of 2006.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The strengthening of the U.S. dollar in relation to the Euro has resulted in a minimal impact on gross margins for the first quarter 2006 when compared to the same period in 2005. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2006.
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
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of its critical accounting policies.
Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that was recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note 2 “Share- Based Employee Compensation” in this Form 10-Q for additional information regarding share-based compensation.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2005 Annual Report on Form10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the first quarter 2006.
PART II. OTHER INFORMATION
     Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 — 31, 2006	1,000	$53.12	1,000	4,657,000
February 1 — 28, 2006	39,000	$49.96	39,000	4,618,000
March 1 — 31, 2006	286,000	$50.35	286,000	4,332,000

Total	326,000	$50.31	326,000	4,332,000

(1)	Our Board of Directors has approved the repurchase of up to an aggregate of 27.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 22.7 million shares have been repurchased through March 31, 2006. This Program does not have an expiration date.
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

POLARIS INDUSTRIES INC. (Registrant)
Date: May 9, 2006	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	/s/ Michael W. Malone
Michael W. Malone
Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)