Form 10-Q
period 2006-06-30
POLARIS INDUSTRIES INC/MN
filed 2006-08-07
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
     As of August 1, 2006, 40,496,810 shares of Common Stock of the issuer were outstanding.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2006

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2006
	(Unaudited)	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$10,563	$19,675
Trade receivables, net	55,555	78,350
Inventories, net	241,302	202,022
Prepaid expenses and other	9,324	13,330
Deferred tax assets	55,584	60,498
Current assets from discontinued operations	—	113

Total current assets	372,328	373,988

Property and equipment, net	219,071	222,336
Investments in finance affiliate	49,872	59,601
Investments in manufacturing affiliates	93,741	87,772
Deferred income taxes	1,693	1,677
Goodwill, net	25,345	25,039
Intangible and other assets, net	175	220

Total Assets	$762,225	$770,633

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$93,814	$97,065
Accrued expenses	213,730	263,728
Income taxes payable	11,657	9,428
Current liabilities from discontinued operations	2,623	5,393

Total current liabilities	321,824	375,614

Borrowings under credit agreement	91,000	18,000

Total liabilities	$412,824	$393,614

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 40,545 and 41,687 shares issued and outstanding	$405	$417
Additional paid-in capital	—	—
Retained earnings	342,345	379,032
Accumulated other comprehensive income (loss), net	6,651	(2,430)

Total shareholders’ equity	$349,401	$377,019

Total Liabilities and Shareholders’ Equity	$762,225	$770,633

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

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	$384,335	$442,296	$717,844	$800,608
Cost of sales	300,906	347,462	567,023	623,199

Gross profit	83,429	94,834	150,821	177,409
Operating expenses
Selling and marketing	26,550	26,424	54,870	54,550
Research and development	20,710	18,086	37,207	35,243
General and administrative	10,294	13,332	26,118	31,566

Total operating expenses	57,554	57,842	118,195	121,359

Income from financial services	11,546	8,206	20,872	16,748

Operating Income	37,421	45,198	53,498	72,798

Non-operating Expense (Income):
Interest expense	2,035	1,183	3,548	1,758
Equity in (income) loss of manufacturing affiliates	222	3	(961)	—
Other expense (income), net	816	1,070	99	1,244

Income before income taxes	34,348	42,942	50,812	69,796

Provision for Income Taxes	11,619	13,809	16,890	22,799

Net Income from continuing operations	$22,729	$29,133	$33,922	$46,997

Loss from discontinued operations, net of tax	(137)	(145)	(207)	(420)
Loss on disposal of discontinued operations, net of tax	(2,021)	—	(2,021)	—
Cumulative effect of accounting change, net of tax	—	—	407	—

Net Income	$20,571	$28,988	$32,101	$46,577

Basic Net Income per share
Continuing operations	$0.55	$0.69	$0.82	$1.10
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss on disposal of discontinued operations	$(0.05)	$—	$(0.05)	$—
Cumulative effect of accounting change	—	—	0.01	—

Net Income	$0.50	$0.69	$0.77	$1.09

Diluted Net Income per share
Continuing operations	$0.53	$0.66	$0.79	$1.06
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss on disposal of discontinued operations	$(0.05)	$—	$(0.05)	$—
Cumulative effect of accounting change	—	—	0.01	—

Net Income	$0.48	$0.66	$0.75	$1.05

Weighted average shares outstanding:
Basic	41,394	42,270	41,593	42,544

Diluted	42,575	43,870	42,850	44,478

The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method.
All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months
	Ended June 30,
	2006	2005
Operating Activities:
Net income before cumulative effect of accounting change	$31,694	$46,577
Net loss from discontinued operations	2,228	420
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,782	28,416
Noncash compensation	7,534	10,447
Noncash income from financial services	(7,567)	(6,259)
Noncash income from manufacturing affiliates	(961)	—
Deferred income taxes	4,724	5,672
Changes in current operating items:
Trade receivables	22,795	13,828
Inventories	(39,281)	(63,193)
Accounts payable	(3,250)	10,328
Accrued expenses	(50,000)	(36,447)
Income taxes payable	2,230	(14,680)
Prepaid expenses and others, net	8,062	(2,143)

Net cash provided by (used for) continuing operations	8,990	(7,034)
Net cash flow (used for) discontinued operations	(4,885)	(6,182)

Net cash provided by (used for) operating activities	4,105	(13,216)

Investing Activities:
Purchase of property and equipment	(27,762)	(47,175)
Investments in finance affiliate and retail credit deposit, net	17,296	12,288

Net cash used for investing activities	(10,466)	(34,887)

Financing Activities:
Borrowings under credit agreement	342,000	297,000
Repayments under credit agreement	(269,000)	(285,000)
Repurchase and retirement of common shares	(58,187)	(92,096)
Cash dividends to shareholders	(25,630)	(23,646)
Tax effect of exercise of stock options	1,698	12,469
Proceeds from stock issuances under employee plans	6,368	15,227

Net cash used for financing activities	(2,751)	(76,046)

Net decrease in cash and cash equivalents	(9,112)	(124,149)

Cash and cash equivalents at beginning of period	19,675	138,469

Cash and cash equivalents at end of period	$10,563	$14,320

The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method.
All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and the parts, garments and accessories (“PG&A”) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Certain amounts in the 2005 periods presented have been reclassified for consistency of presentation. Polaris’ allocable share of the income (loss) of Robin Manufacturing (“Robin”) has been reclassified to Equity in (income) loss of manufacturing affiliates, net of tax, in the consolidated statements of income and Polaris’ investment for Robin has been reclassified to Investments in manufacturing affiliates in the consolidated balance sheets for each period presented. These changes had no impact on previously reported net income. Additionally, during the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees. Certain amounts in the financial statements in the 2005 period have been adjusted to give effect to the adoption of SFAS 123(R). See Note 2 for further discussion.
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the marine products division’s financial results are reported separately as discontinued operations for all periods presented.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Accrued warranty reserve, beginning	$22,846	$21,701	$28,178	$28,243
Additions charged to expense	5,890	10,581	14,993	16,046
Warranty claims paid	(5,909)	(8,896)	(20,344)	(19,953)
Consumer Products Safety Commission (CPSC) settlement paid (charged to expense prior to 2004)				(950)

Accrued warranty reserve, ending	$22,827	$23,386	$22,827	$23,386

During the first quarter 2005, the Company paid the CPSC $950,000 to settle claims alleging that the Company violated the Consumer Product Safety Act dating back to the late 1990’s. Polaris entered into the settlement to avoid continuing legal costs associated with protracted litigation.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
NOTE 2. Share-Based Employee Compensation
In the first quarter ended March 31, 2006 Polaris adopted Financial Accounting Standards Board (“FASB”) SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). In addition, Polaris has recorded on the consolidated statements of income in the six month period ended June 30, 2006, an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change, all of which was recorded in the first quarter of 2006. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation expenses, previously reported in general and administrative expenses, to cost of sales and the operating expense lines on the consolidated statements of income. The balance sheet and statements of cash flow for the quarter and year to date periods ended June 30, 2005 have also been adjusted to reflect the impact of SFAS 123(R). The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.
Share-Based Plans
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
Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 200,000 shares of common stock has been authorized under this plan of which 72,137 equivalents have been earned and an additional 59,810 shares have been issued to retired directors as of June 30, 2006. As of June 30, 2006 and December 31, 2005 Polaris’ liability under the plan totaled $3,124,000 and $3,500,000, respectively.
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
Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain performance measures for the Company and are measured over a period of three consecutive calendar years. At the beginning of the plan cycle participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At June 30, 2006 and December 31, 2005, Polaris’ liability under the plan totaled $3,379,000 and $3,997,000, respectively.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Share-Based Compensation Expense
The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest. During the second quarter of 2006 it was determined that the likelihood of the performance measures associated with 93,000 shares of restricted stock awards outstanding being achieved was no longer probable. Therefore the previously recorded expense of $2,971,000 associated with these restricted stock awards was reversed during the second quarter of 2006. Additionally, during the second quarter 2006 stock based compensation expenses for the Directors Stock Option Plan and the LTIP awards plan were adjusted to reflect the lower stock price and anticipated lower Company performance for the 2006 year.
Total share-based compensation expenses for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Option plan	$2,166	$1,560	$4,244	$3,491
Other share-based awards	(4,155)	(460)	(2,604)	2,497

Total share-based compensation before tax	(1,989)	1,100	1,640	5,988
Tax benefit (expense)	(771)	398	748	2,129

Total share-based compensation expense included in net income	($1,218)	$702	$892	$3,859

These share-based compensation expenses are reflected in cost of sales and operating expenses in the accompanying consolidated statements of income. For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris has used the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.
At June 30, 2006 there was $11,586,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation is approximately $11,246,000 related to stock options and $340,000 for restricted stock.
General Stock Option and Restricted Stock Information
The following summarizes share activity and the weighted average exercise price for the following plans for the first six months ended June 30, 2006:

	Option Plan		Broad Based Plan		Directors Stock Option Plan
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance as of December 31, 2005	4,264,798	$33.94	66,700	$15.78	92,000	$43.84
Granted	8,000	51.65	—		28,000	49.21
Exercised	(218,380)	22.56	(4,000)	15.78	(8,000)	26.68
Forfeited	(38,860)	45.89	(900)	15.78	—	—

Balance as of June 30, 2006	4,015,558	$34.47	61,800	$15.78	112,000	$46.41

Vested or expected to vest at June 30, 2006	3,966,986	$34.29	61,800	$15.78	112,000	$46.41

Options exercisable as of June 30, 2006	2,524,058	$24.44	61,800	$15.78	84,000	$45.47

The weighted average remaining contractual life of outstanding options was 5.6 years as of June 30, 2006.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
The following assumptions were used to estimate the weighted average fair value of options of $12.58 and $15.15 granted during the six months ended June 30, 2006 and 2005, respectively:

	For the Six Months
	Ended June 30,
	2006	2005
Expected volatility	27%-29%	27%-33%
Weighted-average volatility	28%	28%
Expected dividend yield	2.5%	1.8%
Expected term (in years)	5.0	4.2
Risk free interest rate	4.4%-4.9%	3.3%-4.1%
The total intrinsic value of options exercised during the six months ended June 30, 2006 was $6,337,000. The total intrinsic value of options outstanding and exercisable at June 30, 2006 was $49,894,000 and $49,719,000, respectively. The total intrinsic value at June 30, 2006 is based on the Company’s closing stock price on the last trading day of the quarter for in-the-money options.
The following table summarizes restricted stock activity during the six months ended June 30, 2006:

		Weighted
		Average
	Shares Outstanding	Grant Price
Balance as of December 31, 2005	167,280	$51.50
Granted	—	—
Vested	(21,780)	25.32
Canceled	—	—

Balance as of June 30, 2006	145,500	$55.41

Expected to vest at June 30, 2006	52,500	$43.20

The total intrinsic value of restricted stock outstanding at June 30, 2006 was $6,300,000. The total intrinsic value at June 30, 2006 is based on the Company’s closing stock price on the last trading day of the quarter.
NOTE 3. Inventories
Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and purchased components	$31,902	$17,321
Service parts, garments and accessories	71,426	70,299
Finished goods	151,129	126,311
Less: reserves	(13,155)	(11,909)

Inventories	$241,302	$202,022

NOTE 4. Financing Agreement
Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 5.91 percent at June 30, 2006).
Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.
As of June 30, 2006, total borrowings under the bank line of credit arrangement were $91,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
NOTE 5. Investment in Finance Affiliate
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In January 2004, TDF was merged with a subsidiary of General Electric Company and as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance (“GECDF”). Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2006 was approximately $673,000,000. During the first quarter 2006, the term of the partnership agreement with GECDF was extended to February 29, 2012.
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
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC will continue managing the Polaris private label revolving credit card program under the StarCard label. The terms of the multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
A wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the new multi-year agreement, executed on February 28, 2006, became effective April 1, 2006. The new agreement provides for income to be paid to Polaris based upon the difference between the volume of sales made pursuant to the program and the promotional costs of the program borne by Polaris. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
NOTE 6. Investment in Manufacturing Affiliate
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and during 2005 purchased a 25 percent ownership interest in KTM. Polaris’ investments, including associated transaction costs, totaling $93,741,000 at June 30, 2006 and $87,772,000 at December 31, 2005, are accounted for under the equity method. Polaris’ allocable share of the operating results of these investments was a loss of $222,000 and $3,000 for the three month period ended June 30, 2006 and 2005, respectively, which are recorded in Equity in (income) loss of manufacturing affiliates in the accompanying consolidated statements of income. Polaris’ allocable share of the operating results of these investments for the six month periods ended June 30, 2006 and 2005 totaled $961,000 and $0, respectively.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest in and become the majority shareholder of KTM. Although the options provided for in the option agreement are not exercisable until 2007, the Company views it as likely that Cross would have the initial option to purchase Polaris’ equity interest in KTM. On July 28, 2006, the Company announced that it has been informed by Cross of Cross’ intention to retain its majority interest in KTM.
NOTE 7. Shareholders’ Equity
During the first six months of 2006, Polaris paid $58,187,000 to repurchase and retire approximately 1,253,000 shares of its common stock. As of June 30, 2006 the Company has authorization from its Board of Directors to repurchase up to an additional 3,405,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.31 per share on May 15, 2006 to holders of record on May 1, 2006.
On July 19, 2006, the Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about August 15, 2006 to holders of record of such shares at the close of business on August 1, 2006.
Net Income per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Director Plan and the Employee Stock Ownership Plan (“ESOP”). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of outstanding stock options and certain shares issued under the Restricted Plan.
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding	41,091	42,030	41,313	42,325
Director Plan	73	65	73	64
ESOP	230	175	207	155

Weighted average shares outstanding — basic	41,394	42,270	41,593	42,544
Net effect of dilutive stock options and restricted stock	1,181	1,600	1,257	1,934

Weighted average shares outstanding — diluted	42,575	43,870	42,850	44,478

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$20,571	$28,988	$32,101	$46,577
Other comprehensive income:
Foreign currency translation adjustments, net	5,923	(2,669)	7,823	(4,894)
Unrealized gain (loss) on derivative instruments, net	(251)	586	1,258	1,958

Comprehensive income	$26,243	$26,905	$41,182	$43,641

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
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
Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated as and meets the criteria of a cash flow hedge. At June 30, 2006, the fair value of the interest rate swap agreement was an unrealized loss of $306,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
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
At June 30, 2006, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $32,107,000, and an unrealized loss of $417,000 and open Canadian dollar contracts with notional amounts totaling U.S. $49,214,000 and an unrealized loss of $1,191,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
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
During the second quarter of 2006, the Company recorded an additional loss on disposal of discontinued operations of $3,073,000 before tax, or $2,021,000 after tax. This loss includes the expected future cash payments required to support additional product liability litigation claims and warranty expenses related to marine products.
Total cash outlays of $5,138,000 were made in the second quarter 2006 related to the litigation and warranty liabilities. Total cash outlays of $37,442,000 have been made since the marine products division exit announcement.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
     Utilization of components of the accrued disposal costs during the second quarter and year-to-date periods ended June 30, 2006 is as follows (in thousands):

				Charges for	Utilization
				the Three	Six
		Utilization		Months	Months
	Balance	Three Months	Balance	Ended	Ended	Balance
	December 31,	Ended	March 31,	June 30,	June 30,	June 30,
	2005	March 31, 2006	2006	2006	2006	2006
Incentive costs to sell remaining inventory including product warranty	$216	$(177)	$39	$750	$140	$929
Costs related to canceling supplier arrangements	—	—	—	—	—	—
Legal, regulatory, personnel and other costs	5,177	(528)	4,649	2,323	(5,278)	1,694
Disposition of tooling, inventory and other fixed assets (non-cash)	—	—	—	—	—	—

Total	$5,393	$(705)	$4,688	$3,073	($5,138)	$2,623

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	$0	$1,923	$0	$3,598

Loss on discontinued operations before income tax benefit	(208)	(216)	(315)	(627)
Income tax (benefit)	(71)	(71)	(108)	(207)

Loss on discontinued operations, net of tax	($137)	($145)	($207)	($420)

Loss on disposal of discontinued operations, net of tax	($2,021)	—	($2,021)	—

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended June 30, 2006 and 2005. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Effective in the first quarter of 2006, Polaris adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based compensation, including grants of employee stock options, be accounted for using a fair value-based method. The Company has elected to adopt SFAS 123(R) using the modified retrospective method. As a result, Polaris has revised its historical results to include the effect of share-based compensation. Therefore, all required financial data provided in this Form 10-Q filing, including prior year data, has been revised to include the impact of stock option compensation expensing as well as the reclassification of the Company’s other share-based compensation expenses into the appropriate line items within the financial statements as required by SFAS 123(R).
For the second quarter ended June 30, 2006, Polaris reported net income from continuing operations of $0.53 per diluted share, compared to net income from continuing operations of $0.66 per diluted share for the same period ended June 30, 2005. Net income from continuing operations was $22.7 million for the period ended June 30, 2006 compared to net income from continuing operations of $29.1 million for the period ended June 30, 2005. Sales from continuing operations for the second quarter 2006 totaled $384.3 million, down 13 percent compared to sales from continuing operations of $442.3 million for the second quarter 2005.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $384.3 million in the second quarter 2006, a 13 percent decrease from $442.3 million in sales for the same period in 2005.
Sales of ATVs were $286.7 million in the second quarter 2006, down five percent from the second quarter 2005 sales of $302.3 million. The reduction in sales was primarily due to decreased shipments of ATVs to dealers in North America as dealers reduced orders with the aim of improving their inventory levels. Additionally, sales of ATVs outside of North America were lower during the quarter due to softer sales in some countries in southern Europe, particularly Spain and France. The Company continued to experience growth during the quarter in the RANGER™ product line, as well as additional sales from its new entry-level Hawkeye ATV and its new two-passenger ATV, the Sportsman X2. Dealer inventory levels in North America declined sequentially from the first quarter of 2006 to the second quarter 2006 and are now at comparable levels to a year ago. Year-to-date 2006 ATV sales decreased seven percent from 2005 to a total of $530.3 million. For the year-to-date period ended June 30, 2006, the average ATV per unit sales price increased seven percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ product and a positive product mix change for other ATVs.
Sales of snowmobiles were $5.3 million for the second quarter 2006, compared to sales of $51.9 million for the comparable quarter in 2005. For the year-to-date 2006 period, snowmobile sales declined to $7.8 million from $59.1 million for the prior year-to-date period. Shipments in the second quarter were lower as a result of a significantly lower level of orders placed by dealers for 2007 model year snowmobiles and a change in the timing of quarterly shipments to dealers in 2006. The average snowmobile per unit sales price for the year-to-date period in 2006 decreased 26 percent compared to last year’s comparable period unit sales price due to the change in the mix of products shipped and higher dealer incentives in the 2006 year-to-date period compared to the same period last year.
Sales of Victory motorcycles were $27.8 million for the second quarter 2006, a 26 percent increase from $22.2 million for the comparable period in 2005. This increase in sales is attributable to continued improved brand recognition, the success of the Hammer and Vegas Jackpot models, positive customer response to a more powerful 100 cubic inch engine and six speed transmission that is now available in most of the model line, and improvements in the dealer network that have contributed to an expanding market share.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Year-to-date 2006 Victory motorcycle sales increased 17 percent over 2005, to total $53.1 million for the first six months of 2006. The average per unit sales price for Victory motorcycles increased four percent during the year-to-date period in 2006 when compared to the same period in 2005 due to a product mix change.
PG&A sales were $64.5 million for the second quarter 2006, a decrease of two percent from $65.9 million for the second quarter 2005. For the six month period ended June 30, 2006, PG&A sales decreased one percent from the comparable period in 2005. The decline in PG&A sales was primarily related to the lower shipments of ATVs during the quarter and year-to-date periods in 2006. Year-to-date 2006 PG&A sales decreased one percent over 2005, to total $126.6 million for the first six months of 2006.
Gross profit for the second quarter 2006 decreased 12 percent to $83.4 million compared to $94.8 million for the second quarter 2005. For the year to date period ended June 30, 2006, gross profit decreased 15 percent to $150.8 million compared to $177.4 million in the comparable period in 2005. Gross profit, as a percentage of sales, was 21.7 percent for the second quarter 2006, an increase from 21.4 percent in the comparable quarter of 2005. During the second quarter 2006 the gross profit, as a percentage of sales, improved due to increased sales of higher gross margin products, improvements in product quality resulting in lower warranty cost, favorable currency effects and savings from various cost reduction initiatives which were partially offset by increased raw materials, floor plan financing and sales promotion costs. For the first six months of 2006, gross profit, as a percentage of sales, was 21.0 percent compared to 22.2 percent for the same six-month period in 2005.
For the second quarter 2006, operating expenses decreased slightly to $57.6 million compared to $57.8 million for the second quarter of 2005. Operating expenses as a percent of sales increased to 15.0 percent from 13.1 percent in the second quarter of 2005. For the year-to-date period, operating expenses decreased three percent to $118.2 million or 16.5 percent of sales compared to $121.4 million or 15.2 percent of sales for the same period in 2005. Operating expenses decreased for the second quarter and year-to-date periods in 2006 primarily due to the impact on compensation plan expenses of moderating growth rates of the Company’s profitability and a lower stock price during 2006, in addition to operating cost control measures taken by the Company.
Income from financial services increased 41 percent to $11.5 million in the second quarter 2006, up from $8.2 million in the second quarter 2005, due to increased profitability generated from both the retail and wholesale credit portfolios. Income from financial services for the year-to-date period ended June 30, 2006 increased 25 percent to $20.9 million compared to $16.7 million for the same period in 2005. The increase in income from the wholesale credit portfolio in the 2006 periods is the result of higher interest rates and higher dealer inventory levels. The income generated from the retail credit portfolio has increased in the 2006 second quarter and year-to-date periods due in large part to the success of an additional offering to Polaris dealers to finance their used and non-Polaris products through Polaris’ retail credit relationship with HSBC Bank Nevada, National Association (“HSBC”) (formerly known as Household Bank (SB), N.A.).
Interest expense increased to $2.0 million and $3.5 million for the 2006 second quarter and year-to-date periods, respectively, compared to $1.2 million and $1.8 million for the second quarter and year-to-date periods, respectively, of 2005. The increase is due to higher borrowing levels and increased interest rates during the 2006 periods.
Equity in income (loss) of manufacturing affiliates (which primarily represents the Company’s portion of income or loss from its investment in 25% of KTM Power Sports AG (“KTM”), an Austrian motorcycle manufacturer) totaled a loss of $0.2 million for the second quarter of 2006 and income of $1.0 million for the 2006 year-to-date period. The second quarter loss from the KTM investment represents Polaris’ share of KTM’s fiscal third quarter operating results which is consistent with their historical seasonal pattern of product shipments and profitability levels. The Company purchased a 25 percent interest in KTM in July 2005.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s second quarter 2006 loss from discontinued operations was $0.1 million, net of tax, or $0.00 per diluted share, compared to a loss of $0.1 million, net of tax, or $0.00 per diluted share in the second quarter 2005. For the six months ended June 30, 2006, the loss from discontinued operations was $0.2 million, after tax, or less than $0.01 per diluted share, compared to a loss of $0.4 million or $0.01 per diluted share in the same period of 2005.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
During the second quarter of 2006, the Company recorded an additional loss on disposal of discontinued operations of $3.1 million before tax or $2.0 million after tax, or $0.05 per diluted share. This loss includes the estimated costs required to support additional product liability litigation claims and warranty expenses related to marine products.
Share-Based Payment
Polaris adopted SFAS 123(R) effective as of the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris has recorded an after tax benefit of $0.4 million or $0.01 per diluted share on its income statement for the 2006 first quarter resulting from the cumulative effect of the accounting change. All prior periods presented were adjusted to give effect to the adoption of SFAS 123(R) using the modified retrospective method. The Company provided revised quarterly consolidated statements of income for the 2005 year reflecting the adoption of SFAS 123(R) under the modified retrospective method in a Form 8-K dated January 26, 2006.
Reported Net Income
Reported net income for the second quarter 2006, including each of continuing and discontinued operations and the loss on disposal of discontinued operations, was $20.6 million, or $0.48 per diluted share compared to $29.0 million, or $0.66 per diluted share in the second quarter of 2005. Reported net income for the six months ended June 30, 2006, including each of continuing and discontinued operations, the loss on disposal of discontinued operations and the cumulative effect of the accounting change, was $32.1 million or $0.75 per diluted share, compared to $46.6 million, or $1.05 per diluted share for the six months ended June 30, 2005.
Cash Dividends
Polaris paid a $0.31 per share dividend on May 15, 2006 to shareholders of record on May 1, 2006. On July 19, 2006, the Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about August 15, 2006 to holders of record of such shares at the close of business on August 1, 2006.
Liquidity and Capital Resources
Net cash provided by operating activities of continuing operations totaled $52.1 million for the second quarter 2006, compared to $63.2 million in the second quarter 2005. The decrease in net income in the second quarter 2006 compared to the same period last year was the primary reason for the lower net cash flow provided by operating activities during the second quarter 2006. Year-to-date ended June 30, 2006, net cash provided by operating activities of continuing operations totaled $9.0 million, an improvement of $16.0 million compared to a use of cash of $7.0 million in the first half of 2005. A decrease in the growth rates of inventory levels compared to the same period last year was the primary reason for the increase in net cash provided by operating activities during the first half of 2006. Net cash used for investing activities was $10.5 million for the six months of 2006 and primarily represents the purchase of property and equipment, offset by a reduction of the investment in finance affiliates. Net cash flow used for financing activities totaled $2.8 million during the six month period ending June 30, 2006, which primarily represents increased borrowings under the credit agreement offset by the payment of dividends to shareholders and the repurchase of common shares during the first half of 2006. Cash and cash equivalents totaled $10.6 million at June 30, 2006 compared to $14.3 million at June 30, 2005. The Company’s debt to total capital ratio was 21 percent at June 30, 2006, compared to eight percent in the second quarter 2005, which increase is a result of the KTM investment made in 2005.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 5.91 percent at June 30, 2006). As of June 30, 2006, total borrowing under this credit arrangement was $91.0 million and has been classified as long-term in the accompanying consolidated balance sheets.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
The following table summarizes the Company’s significant future contractual obligations at June 30, 2006 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$91.0	$—	$—	$91.0

Interest expense under swap agreement	1.3	1.3	—	—
Operating leases	5.1	2.2	2.1	.8
Capital leases	.2	.1	.1	—

Total	$97.6	$3.6	$2.2	$91.8

Additionally, at June 30, 2006, Polaris had letters of credit outstanding of $3.2 million related to purchase obligations for raw materials.
In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.
During the first six months of 2006, Polaris paid $58,187,000 to repurchase and retire approximately 1,253,000 shares of its common stock. As of June 30, 2006 the Company has authorization from its Board of Directors to repurchase up to an additional 3,405,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions. Since 1996, the Company has repurchased approximately 23.6 million shares of its common stock under its share repurchase program.
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
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income. As of June 30, 2006, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $673.0 million, a seven percent increase from $629.0 million at June 30, 2005. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio.
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC, formerly known as Household Bank (SB), N.A., under which HSBC will continue managing the Polaris private label revolving credit card program under the StarCard label. The terms of the multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
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
During the third quarter 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) made an investment in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest and become the majority shareholder of KTM. Cross’ principal shareholders are entities controlled by KTM Chief Executive Officer Stefan Pierer and KTM Chairman Rudolf Knünz. The exercise price under both option arrangements are based on a predetermined pricing formula to be derived from operating results of both companies and the market price of Polaris’ common stock in 2007. Although the options provided for in the option agreement are not exercisable until 2007, the Company views it as likely that Cross would have the initial option to purchase Polaris’ equity interest in KTM. On July 28, 2006, the Company announced that it has been informed by Cross of Cross’ intention to retain its majority interest in KTM.
Inflation and Foreign Exchange Rates
Commodity inflation has had a material impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.
During calendar year 2005, purchases totaling 12 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter and year-to-date periods ended June 30, 2006 were positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2005. At June 30, 2006 Polaris had open Japanese yen foreign exchange hedging contracts in place through November 2006 with notional amounts totaling $32.1 million with an average rate of approximately 112 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will continue to have a positive impact on cost of sales for the remainder of 2006 when compared to the same periods in 2005.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher gross margin levels in the first six months ended June 30, 2006 when compared to the same period in 2005. At June 30, 2006 Polaris had open Canadian dollar foreign exchange hedging contracts in place for its remaining 2006 exposures with notional amounts totaling $49.2 million with an average rate of approximately 0.87 U.S. dollar to Canadian dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income for the remainder of 2006.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a minimal impact on gross margins for the first six months of 2006 when compared to the same period in 2005. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2006.
The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income (loss), net in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. During the first half of 2006 the Company experienced commodity price increases with some of these key raw materials. During the second quarter 2006, the Company did enter into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. The total amount of hedges in place as of June 30, 2006 is immaterial to the overall financial position of the company.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of its critical accounting policies.
Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that was recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note 2 "Share-Based Employee Compensation” in this Form 10-Q for additional information regarding share-based compensation.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
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

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the second quarter 2006.
PART II. OTHER INFORMATION
     Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 — 30, 2006	62,000	$48.16	62,000	4,270,000
May 1 — 31, 2006	405,000	$45.61	405,000	3,865,000
June 1 — 30, 2006	460,000	$44.21	460,000	3,405,000

Total	927,000	$45.08	927,000	3,405,000

(1)	Our Board of Directors has approved the repurchase of up to an aggregate of 27.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 23.6 million shares have been repurchased through June 30, 2006. This Program does not have an expiration date.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of shareholders on April 20, 2006. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:
1.	To elect the following nominee as a Class II member of the board of directors of the Company for a two year term and until his successor is duly elected and qualified:

	Votes For	Withheld Authority
Stefan Pierer	35,493,703	1,251,082
To elect the following nominees as Class III members of the board of directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority
Gregory R. Palen	36,147,344	597,441
Richard A. Zona	34,967,418	1,777,367
Annette K. Clayton	35,727,006	1,017,779
The terms of the following directors continued after the annual meeting: Andris A. Baltins, Thomas C. Tiller, Robert L. Caulk, R.M. (Mark) Schreck and John R. Menard, Jr.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
2.	To approve amendments to the Polaris Industries Inc. Employee Stock Purchase Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
28,365,253	696,438	358,704	7,324,390
Item 6-Exhibits
(a) Exhibits
     Exhibit 31.a — Certification of Chief Executive Officer — Section 302
     Exhibit 31.b — Certification of Chief Financial Officer — Section 302
     Exhibit 32.a — Certification of Chief Executive Officer — Section 906
     Exhibit 32.b — Certification of Chief Financial Officer — Section 906

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2006
Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: August 7, 2006	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2006	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)