Form 10-Q
period 2006-09-30
POLARIS INDUSTRIES INC/MN
filed 2006-10-27
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     As of October 23, 2006, 39,085,840 shares of Common Stock of the issuer were outstanding.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2006

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2006
	(Unaudited)	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$9,086	$19,675
Trade receivables, net	79,006	78,350
Inventories, net	243,936	202,022
Prepaid expenses and other	13,717	13,330
Deferred tax assets	55,259	60,498
Current assets from discontinued operations	—	113

Total current assets	401,004	373,988

Property and equipment, net	207,909	222,336
Investments in finance affiliate	53,106	59,601
Investments in manufacturing affiliates	97,348	87,772
Deferred income taxes	1,172	1,677
Goodwill, net	25,387	25,039
Intangible and other assets, net	154	220

Total Assets	$786,080	$770,633

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$133,447	$97,065
Accrued expenses	231,310	263,728
Income taxes payable	8,137	9,428
Current liabilities from discontinued operations	2,014	5,393

Total current liabilities	374,908	375,614

Borrowings under credit agreement	78,000	18,000

Total liabilities	$452,908	$393,614

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 39,352 and 41,687 shares issued and outstanding	$394	$417
Additional paid-in capital	—	—
Retained earnings	324,322	379,032
Accumulated other comprehensive income (loss), net	8,456	(2,430)

Total shareholders’ equity	$333,172	$377,019

Total Liabilities and Shareholders’ Equity	$786,080	$770,633

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

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Sales	$490,090	$543,124	$1,207,934	$1,343,732
Cost of sales	387,439	418,222	954,462	1,041,421

Gross profit	102,651	124,902	253,472	302,311
Operating expenses
Selling and marketing	26,614	28,297	81,484	82,847
Research and development	16,343	18,550	53,550	53,793
General and administrative	12,132	17,750	38,250	49,316

Total operating expenses	55,089	64,597	173,284	185,956

Income from financial services	12,696	10,203	33,568	26,951

Operating Income	60,258	70,508	113,756	143,306

Non-operating Expense (Income):
Interest expense	2,581	1,552	6,129	3,310
Equity in (income) of manufacturing affiliates	(2,653)	(945)	(3,614)	(945)
Other expense, net	652	1,159	751	2,403

Income before income taxes	59,678	68,742	110,490	138,538

Provision for Income Taxes	16,935	20,133	33,825	42,932

Net Income from continuing operations	$42,743	$48,609	$76,665	$95,606
Loss from discontinued operations, net of tax	(259)	$(265)	(466)	$(685)
Loss on disposal of discontinued operations, net of tax	—	—	(2,021)	—
Cumulative effect of accounting change, net of tax	—	—	407	—

Net Income	$42,484	$48,344	$74,585	$94,921

Basic Net Income per share
Continuing operations	$1.06	$1.16	$1.86	$2.26
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Loss on disposal of discontinued operations	—	—	(0.05)	—
Cumulative effect of accounting change	—	—	0.01	—

Net Income	$1.05	$1.15	$1.81	$2.24

Diluted Net Income per share
Continuing operations	$1.04	$1.11	$1.81	$2.16
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Loss on disposal of discontinued operations	—	—	(0.05)	—
Cumulative effect of accounting change	—	—	0.01	—

Net Income	$1.03	$1.11	$1.76	$2.15

Weighted average shares outstanding:
Basic	40,277	41,962	41,154	42,349

Diluted	41,257	43,600	42,319	44,185

The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method.
All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Nine Months
	Ended September 30,
	2006	2005
Operating Activities:
Net income before cumulative effect of accounting change	$74,178	$94,921
Net loss from discontinued operations	2,487	685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,280	47,466
Noncash compensation	9,690	16,632
Noncash income from financial services	(12,708)	(9,669)
Noncash income from manufacturing affiliates	(3,614)	(945)
Deferred income taxes	5,570	(1,583)
Changes in current operating items:
Trade receivables	(657)	2,645
Inventories	(41,916)	(76,264)
Accounts payable	36,383	50,014
Accrued expenses	(32,419)	(23,441)
Income taxes payable	(1,291)	6,529
Prepaid expenses and others, net	4,478	(5,255)

Net cash provided by continuing operations	92,461	101,735
Net cash flow (used for) discontinued operations	(5,753)	(14,316)

Net cash provided by operating activities	86,708	87,419

Investing Activities:
Purchase of property and equipment	(38,073)	(69,423)
Investments in finance affiliate and retail credit deposit, net	19,203	59,781
Investments in manufacturing affiliates	—	(85,443)

Net cash used for investing activities	(18,870)	(95,085)

Financing Activities:
Borrowings under credit agreement	521,000	554,000
Repayments under credit agreement	(461,000)	(554,000)
Repurchase and retirement of common shares	(109,353)	(111,297)
Cash dividends to shareholders	(38,187)	(35,329)
Tax effect of exercise of stock options	7,396	12,414
Proceeds from stock issuances under employee plans	1,717	16,819

Net cash used for financing activities	(78,427)	(117,393)

Net decrease in cash and cash equivalents	(10,589)	(125,059)

Cash and cash equivalents at beginning of period	19,675	138,469

Cash and cash equivalents at end of period	$9,086	$13,410

The 2005 results have been adjusted to reflect the adoption of SFAS 123(R) using the modified retrospective method.
All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and the parts, garments and accessories (“PG&A”) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Certain amounts in the 2005 periods presented have been reclassified for consistency of presentation. Polaris’ allocable share of the income (loss) of Robin Manufacturing, U.S.A. (“Robin”) has been reclassified to Equity in (income) of manufacturing affiliates, net of tax, in the consolidated statements of income and Polaris’ investment for Robin has been reclassified to Investments in manufacturing affiliates in the consolidated balance sheets for each period presented. These changes had no impact on previously reported net income. Additionally, during the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees. Certain amounts in the financial statements in the 2005 period have been adjusted to give effect to the adoption of SFAS 123(R). See Note 2 for further discussion.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Accrued warranty reserve, beginning	$22,827	$23,386	$28,178	$28,243
Additions charged to expense	10,301	10,553	25,294	26,599
Warranty claims paid	(5,229)	(7,000)	(25,573)	(26,953)
Consumer Products Safety Commission (CPSC) settlement paid (charged to expense prior to 2004)				(950)

Accrued warranty reserve, ending	$27,899	$26,939	$27,899	$26,939

During the first quarter 2005, the Company paid the CPSC $950,000 to settle claims alleging that the Company violated the Consumer Product Safety Act dating back to the late 1990’s. Polaris entered into the settlement to avoid continuing legal costs associated with protracted litigation.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
NOTE 2. Share-Based Employee Compensation
In the first quarter ended March 31, 2006 Polaris adopted Financial Accounting Standards Board (“FASB”) SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). In addition, Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation expenses, previously reported in General and administrative expenses, to Cost of sales and the Operating expenses lines on the consolidated statements of income. The balance sheet and statements of cash flow for the quarter and year to date periods ended September 30, 2005 have also been adjusted to reflect the impact of SFAS 123(R). The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.
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
Polaris maintains a restricted stock plan (“Restricted Plan”) under which a maximum of 2,350,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the outstanding awards contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.
Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 200,000 shares of common stock has been authorized under this plan of which 75,248 equivalents have been earned and an additional 59,810 shares have been issued to retired directors as of September 30, 2006. As of September 30, 2006 and December 31, 2005, Polaris’ liability under the plan totaled $3,096,000 and $3,500,000, respectively.
Polaris maintains a non-employee director stock option plan (the “Directors Stock Option Plan”), under which nonqualified stock options for a maximum of 200,000 shares of common stock may be issued to non-employee directors. Each non-employee Director as of the date of the annual shareholders meetings has been granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant. Options become exercisable as of the date of the next annual shareholders meeting following the date of grant and must be exercised no later than 10 years from the date of grant.
Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain performance measures for the Company that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At September 30, 2006 and December 31, 2005, Polaris’ liability under the plan totaled $0 and $3,997,000, respectively.
Share-Based Compensation Expense
The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest. During the second quarter of 2006 it was determined that the likelihood of the

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
performance measures associated with 93,000 shares of restricted stock awards outstanding being achieved was no longer probable. Therefore the previously recorded expense of $2,971,000 associated with these restricted stock awards was reversed during the second quarter of 2006. Additionally, during the third quarter of 2006 stock based compensation expenses for the LTIP were adjusted to reflect the anticipated lower Company financial performance for the 2006 year.
Total share-based compensation expenses for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Option plan	$2,109	$2,525	$6,353	$6,016
Other share-based awards	(3,148)	1,593	(5,752)	4,090

Total share-based compensation before tax	(1,039)	4,118	601	10,106
Tax (benefit) expense	(512)	1,220	236	3,349

Total share-based compensation expense included in net income	($527)	$2,898	$365	$6,757

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
At September 30, 2006 there was $9,286,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.0 year. Included in unrecognized share-based compensation is approximately $9,137,000 related to stock options and $149,000 for restricted stock.
General Stock Option and Restricted Stock Information
The following summarizes share activity and the weighted average exercise price for the following plans for the nine months ended September 30, 2006:

	Option Plan		Broad Based Plan		Directors Stock Option Plan
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance as of December 31, 2005	4,264,798	$33.94	66,700	$15.78	92,000	$43.84
Granted	8,000	51.65	—	—	28,000	49.21
Exercised	(243,070)	22.60	(4,600)	15.78	(8,000)	26.68
Forfeited	(56,560)	46.19	(1,100)	15.78	(8,000)	52.55

Balance as of September 30, 2006	3,973,168	$34.49	61,000	$15.78	104,000	$45.93

Vested or expected to vest at September 30, 2006	3,933,149	$34.33	61,000	$15.78	104,000	$45.93
Options exercisable as of September 30, 2006	2,508,168	$24.48	61,000	$15.78	76,000	$44.73

The weighted average remaining contractual life of outstanding options was 5.4 years as of September 30, 2006.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
The following assumptions were used to estimate the weighted average fair value of options of $12.58 and $14.39 granted during the nine months ended September 30, 2006 and 2005, respectively:

	For the Nine Months
	Ended September 30,
	2006	2005
Expected volatility	27%-29%	27%-33%
Weighted-average volatility	28%	29%
Expected dividend yield	2.5%	2.1%
Expected term (in years)	5.0	4.9
Risk free interest rate	4.4%-4.9%	3.3%-4.1%
The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $6,721,000. The total intrinsic value of options outstanding and exercisable at September 30, 2006 was $43,694,000 and $41,800,000, respectively. The total intrinsic value at September 30, 2006 is based on the Company’s closing stock price on the last trading day of the quarter for in-the-money options.
The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

		Weighted
		Average
	Shares Outstanding	Grant Price
Balance as of December 31, 2005	167,280	$51.50
Granted	—	—
Vested	(21,780)	25.32
Canceled	—	—

Balance as of September 30, 2006	145,500	$55.41

Expected to vest at September 30, 2006	52,500	$43.20

The total intrinsic value of restricted stock expected to vest as of September 30, 2006 was $2,160,000. The total intrinsic value at September 30, 2006 is based on the Company’s closing stock price on the last trading day of the quarter.
NOTE 3. Inventories
     Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and purchased components	$42,868	$17,321
Service parts, garments and accessories	67,205	70,299
Finished goods	145,564	126,311
Less: reserves	(11,701)	(11,909)

Inventories	$243,936	$202,022

NOTE 4. Financing Agreement
Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250,000,000 expiring on June 25, 2009. Interest is charged at rates based on LIBOR or “prime” (effective rate was 6.00 percent at September 30, 2006).
Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.
As of September 30, 2006, total borrowings under the bank line of credit arrangement were $78,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In January 2004, TDF was merged with a subsidiary of General Electric Company and as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance (“GECDF”). Polaris Acceptance provides floor plan

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. The receivable portfolio is recorded on Polaris Acceptance’s books, and is funded 85 percent through a loan from an affiliate of GECDF and 15 percent by a cash investment shared equally between the two partners. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at September 30, 2006 was approximately $768,000,000. During the first quarter 2006, the term of the partnership agreement with GECDF was extended to February 29, 2012.
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
A wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the new multi-year agreement, executed on February 28, 2006, became effective April 1, 2006. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin, which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and during the third quarter of 2005 purchased a 25 percent ownership interest in KTM. Polaris’ investments, including associated transaction costs, totaling $97,348,000 at September 30, 2006 and $87,772,000 at December 31, 2005, are accounted for under the equity method. Polaris’ allocable share of the operating results of these investments was income of $2,653,000 and $945,000 for the three month periods ended September 30, 2006 and 2005, respectively, which are recorded in Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income. Polaris’ allocable share of the operating results of these investments for the nine month periods ended September 30, 2006 and 2005 totaled $3,614,000 and $945,000, respectively.
Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest in and become the majority shareholder of KTM. The exercise price under both option agreements are based on a predetermined pricing formula to be derived from the operating results of both companies and the market price of Polaris’ common stock in 2007. Although the options provided for in the option agreement are not exercisable until 2007, the Company views it as likely that Cross would have the initial option to purchase Polaris’ equity interest in KTM. On July 28, 2006, the Company announced that it has been informed by Cross of Cross’ intention to retain its majority interest in KTM. In the event that Cross exercises its option to purchase Polaris’ equity

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
interest in KTM, the sale by Polaris to Cross could result in a gain or a loss to Polaris, depending on the calculation of the exercise price at the time of exercise, which in either case will not be based on the market price of KTM shares at that time.
NOTE 7. Shareholders’ Equity
During the first nine months of 2006, Polaris paid $109,353,000 to repurchase and retire approximately 2,576,000 shares of its common stock. As of September 30, 2006 the Company has authorization from its Board of Directors to repurchase up to an additional 2,082,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.31 per share on August 15, 2006 to holders of record on August 1, 2006.
On October 19, 2006, the Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about November 15, 2006 to holders of record of such shares at the close of business on November 1, 2006.
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
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding	40,045	41,704	40,890	42,118
Director Plan	75	67	74	65
ESOP	157	191	190	166

Weighted average shares outstanding — basic	40,277	41,962	41,154	42,349
Net effect of dilutive stock options and restricted stock	980	1,638	1,165	1,836

Weighted average shares outstanding — diluted	41,257	43,600	42,319	44,185

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$42,484	$48,344	$74,585	$94,921
Other comprehensive income:
Foreign currency translation adjustments, net	1,381	221	9,204	(4,673)
Unrealized gain (loss) on derivative instruments, net	424	(1,214)	1,682	744

Comprehensive income	$44,289	$47,351	$85,471	$90,992

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

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
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
Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in 2007 related to $18,000,000 of debt that has been designated as and meets the criteria of a cash flow hedge. At September 30, 2006, the fair value of the interest rate swap agreement was an unrealized loss of $261,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
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
At September 30, 2006, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $34,143,000, and an unrealized loss of $1,013,000 and open Canadian dollar contracts with notional amounts totaling U.S. $17,610,000 and an unrealized gain of $44,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.
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
Total cash outlays of $609,000 were made in the third quarter 2006 related to the litigation and warranty liabilities. Total cash outlays of $38,051,000 have been made since the marine products division exit announcement.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Utilization of components of the accrued disposal costs during the third quarter and year-to-date periods ended September 30, 2006 is as follows (in thousands):

			Charges for		Utilization
			the Six		Three
		Utilization	Months		Months
	Balance	Six Months	Ended	Balance	Ended	Balance
	December 31,	Ended	June 30,	June 30,	September 30,	September 30,
	2005	June 30, 2006	2006	2006	2006	2006
Incentive costs to sell remaining inventory including product warranty	$216	$(37)	$750	$929	$(599)	$330
Costs related to canceling supplier arrangements	—	—	—	—	—	—
Legal, regulatory, personnel and other costs	5,177	(5,806)	2,323	1,694	(10)	1,684
Disposition of tooling, inventory and other fixed assets (non-cash)	—	—	—	—	—	—

Total	$5,393	$(5,843)	$3,073	$2,623	($609)	$2,014

     The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Sales	$0	$199	$0	$3,797

Loss on discontinued operations before income tax benefit	(393)	(395)	(708)	(1,022)
Income tax (benefit)	(134)	(130)	(242)	(337)

Loss on discontinued operations, net of tax	($259)	($265)	($466)	($685)

Loss on disposal of discontinued operations, net of tax	—	—	($2,021)	—

Subsequent Event: Discontinued Operations Product Liability claim
On October 17, 2006, the Company was informed that a jury had awarded a plaintiff a substantial sum in a trial arising from a discontinued operations personal watercraft product liability claim. The potential exposure to the Company based on the verdict and a pre-verdict agreement between the Company and the plaintiff is uncertain at this time but could be as much as $2.6 million. The Company is currently considering making a motion to the trial court judge to modify the judgment. As more information becomes available the Company will continue to assess the adequacy of its accrual for discontinued operations.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended September 30, 2006 and 2005. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
For the third quarter ended September 30, 2006, Polaris reported net income from continuing operations of $1.04 per diluted share, compared to net income from continuing operations of $1.11 per diluted share for the same period ended September 30, 2005. Net income from continuing operations was $42.7 million for the quarter ended September 30, 2006 compared to net income from continuing operations of $48.6 million for the comparable period in 2005. Sales from continuing operations for the third quarter 2006 totaled $490.1 million, a decrease of ten percent compared to sales from continuing operations of $543.1 million for the third quarter 2005.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $490.1 million in the third quarter 2006, a ten percent decrease from $543.1 million in sales for the same period in 2005.
Sales of ATVs were $308.3 million in the third quarter 2006, a decrease of 12 percent from the third quarter 2005 sales of $351.2 million. This decrease is largely attributable to North American dealers scaling back orders in an effort to further reduce inventory levels. As a result, dealer inventory levels in North America were slightly lower at the end of the third quarter 2006 than at the end of the third quarter 2005. Also impacting sales were lower international revenues due to continued sales softness in the southern region of Europe, particularly in Spain and France. Despite the lower sales performance, several of the Company’s newer products continued to show growth during the quarter including the entry-level Hawkeye ATV and the two-up ATV—the Sportsman X2. Polaris also experienced double digit sales growth during the third quarter and year-to-date 2006 periods in the RANGER™ product line. Year-to-date 2006 ATV sales decreased nine percent from the same period in 2005 to a total of $838.6 million. For the year-to-date period ended September 30, 2006, the average ATV per unit sales price increased six percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ product and a positive product mix change for other ATVs.
Sales of snowmobiles were $87.2 million for the third quarter 2006, a decrease of 16 percent compared to sales of $104.2 million for the comparable quarter in 2005. For the year-to-date 2006 period, snowmobile sales declined 42 percent to $95.0 million from $163.3 million for the prior year-to-date period. Shipments in the third quarter 2006 were lower as a result of a significant decrease in dealer orders for 2007 model year snowmobiles. As discussed in prior communications, the reduced levels of dealer orders resulted from increased dealer inventory levels at the end of the prior 2005-2006 snowmobile season due to below average snowfall across many regions of North America and quality issues relating to certain 2005 and 2006 model year snowmobiles. During the third quarter 2006 the Company began shipping its IQ and RMK

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
models which utilize the new 600 HO Cleanfire semi-direct injection engine technology which has received positive reviews. The average snowmobile per unit sales price for the year-to-date 2006 period decreased three percent when compared to the same period last year due to product mix change.
Sales of Victory motorcycles were $25.8 million for the third quarter 2006, a 60 percent increase from $16.2 million for the comparable period in 2005. Year-to-date 2006 Victory motorcycle sales increased 28 percent over the comparable period of 2005, to a total of $78.9 million. This increase in sales continues the positive trend Victory has experienced for the past several quarters driven by increased brand recognition, the continued success of the Hammer and Vegas Jackpot models in addition to the new 2007 Kingpin Tour and Hammer S models introduced in July, positive customer response to a more powerful 100 cubic inch engine and six speed transmission, and increased market penetration, made possible by improvements in the dealer network. The average per unit sales price for Victory motorcycles increased two percent during the year-to-date period in 2006 when compared to the same period in 2005 due to a product mix change.
PG&A sales were $68.8 million for the third quarter 2006, a decrease of four percent from $71.6 million for the third quarter 2005. For the nine month period ended September 30, 2006, PG&A sales decreased two percent to total $195.4 million. The decline in PG&A sales was primarily related to lower shipments of ATVs and snowmobiles during the quarter and year-to-date periods.
Gross profit for the third quarter 2006 decreased 18 percent to $102.7 million compared to $124.9 million for the third quarter 2005. For the year-to-date period ended September 30, 2006, gross profit decreased 16 percent to $253.5 million compared to $302.3 million in the comparable period in 2005. Gross profit, as a percentage of sales, was 20.9 percent for the third quarter 2006, a decrease from 23.0 percent in the comparable quarter of 2005. During the third quarter 2006, increased commodity costs, higher promotional expenses and reduced manufacturing and logistics efficiencies due to lower sales volume were partially offset by increased sales of higher gross margin products, favorable currency effects and savings from various cost reduction initiatives. For the first nine months of 2006, gross profit, as a percentage of sales, was 21.0 percent compared to 22.5 percent for the comparable nine-month period in 2005.
For the third quarter 2006, operating expenses decreased 15 percent to $55.1 million compared to $64.6 million for the third quarter of 2005. Operating expenses, as a percent of sales, decreased to 11.2 percent from 11.9 percent in the third quarter of 2005. For the year-to-date 2006 period, operating expenses decreased seven percent to $173.3 million compared to $186.0 million for the same period in 2005. Operating expenses in absolute dollars for the third quarter and year-to-date 2006 periods and as a percentage of sales for the third quarter 2006 decreased due to the reduction in incentive compensation plan expenses resulting from the Company’s lower profitability and lower stock price during 2006 as well as operating cost control measures taken. For the nine-month period ended September 30, 2006, operating expenses, as a percentage of sales, increased to 14.3 percent of sales compared to 13.8 percent of sales for the same period in 2005 due to the lower sales volumes which were partially offset by operating expense control measures taken.
Income from financial services increased 24 percent to $12.7 million in the third quarter 2006, compared to $10.2 million in the third quarter 2005, due to increased profits generated by the retail and wholesale credit portfolios. Income from financial services for the year-to-date period ended September 30, 2006 increased 25 percent to $33.6 million compared to $27.0 million for the same period in 2005. The increase in income from the wholesale credit portfolio in the 2006 periods is the result of higher interest rates and continued elevated dealer inventory levels. The income generated from the retail credit portfolio has increased in the 2006 third quarter and year-to-date periods in part due to the success of an additional offering to Polaris dealers to finance their used and non-Polaris products through Polaris’ retail credit relationship with HSBC Bank Nevada, National Association (“HSBC”) (formerly known as Household Bank (SB), N.A.).
Interest expense increased to $2.6 million and $6.1 million for the 2006 third quarter and year-to-date periods, respectively, compared to $1.6 million and $3.3 million for the third quarter and year-to-date periods, respectively, of 2005. The increase is due to higher debt levels and increased interest rates during the 2006 periods.
Equity in income of manufacturing affiliates (which primarily represents the Company’s portion of income from its investment in 25 percent of KTM Power Sports AG (“KTM”), an Austrian motorcycle manufacturer) totaled $2.7 million for the third quarter of 2006 and $3.6 million for the 2006 year to date period. The Company purchased a 25 percent interest in KTM in July 2005.
The income tax provision for the third quarter 2006 was recorded at a rate of approximately 28.4 percent of Polaris’ pretax income, compared to 29.3 percent recorded in the third quarter 2005 and 33.2 percent for the first half of 2006. The lower income tax rate for the third quarter 2006 is primarily the result of favorable resolution of certain income tax events.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s third quarter 2006 loss from discontinued operations was $0.3 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $0.3 million, net of tax, or less than $0.01 per diluted share in the third quarter 2005. For the nine months ended September 30, 2006, the loss from discontinued operations was $0.5 million, after tax, or $0.01 per diluted share, compared to a loss of $0.7 million or $0.01 per diluted share in the same period of 2005. For the nine months ended September 30, 2006, the Loss on disposal of discontinued operations was $3.1 million before tax or $2.0 million after tax, or $0.05 per diluted share.
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
Reported Net Income
Reported net income for the third quarter 2006, including each of continuing and discontinued operations and the loss on disposal of discontinued operations, was $42.5 million, or $1.03 per diluted share compared to $48.3 million, or $1.11 per diluted share in the third quarter of 2005. Reported net income for the nine months ended September 30, 2006, including each of continuing and discontinued operations, the loss on disposal of discontinued operations and the cumulative effect of the accounting change, was $74.6 million or $1.76 per diluted share, compared to $94.9 million, or $2.15 per diluted share for the nine months ended September 30, 2005.
Cash Dividends
Polaris paid a $0.31 per share dividend on August 15, 2006 to shareholders of record on August 1, 2006. On October 19, 2006, the Polaris Board of Directors declared a regular cash dividend of $0.31 per share payable on or about November 15, 2006 to holders of record of such shares at the close of business on November 1, 2006.
Liquidity and Capital Resources
Net cash provided by operating activities of continuing operations totaled $83.5 million for the third quarter 2006, compared to $108.8 million in the third quarter 2005. For the year-to-date period ended September 30, 2006, net cash provided by operating activities of continuing operations totaled $92.5 million compared to $101.7 million for the comparable period in 2005. The decrease in net income in the third quarter and year-to-date 2006 periods compared to the same periods last year was the primary reason for the lower net cash flow provided by operating activities. Net cash used for investing activities was $18.9 million for the first nine months of 2006 and primarily represents the purchase of property and equipment, offset by a reduction of the investment in finance affiliates. Net cash flow used for financing activities totaled $78.4 million during the nine-month period ending September 30, 2006, which primarily represents the payment of dividends to shareholders and the repurchase of common shares offset by increased borrowings under the credit agreement during the first nine months of 2006. Cash and cash equivalents totaled $9.1 million at September 30, 2006 compared to $13.4 million at September 30, 2005. The Company’s debt to total capital ratio was 19 percent at September 30, 2006, compared to five percent in the third quarter 2005, resulting primarily from a continued aggressive share repurchase program and the lower earnings results.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris has an unsecured bank line of credit arrangement with maximum available borrowings of $250.0 million. Interest is charged at rates based on LIBOR or “prime” (effective rate was 6.00 percent at September 30, 2006). As of September 30, 2006, total borrowing under this credit arrangement was $78.0 million and has been classified as long-term in the accompanying consolidated balance sheets.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
The following table summarizes the Company’s significant future contractual obligations at September 30, 2006 (in millions):

	Total	< 1 year	1-3 Years	> 3 Years
Borrowings under credit agreement	$78.0	$—	$78.0	$—
Interest expense under swap agreement	1.0	1.0	—	—
Operating leases	4.5	1.9	2.0	.6
Capital leases	.1	.1	—	—

Total	$83.6	$3.0	$80.0	$.6

Additionally, at September 30, 2006, Polaris had letters of credit outstanding of $5.5 million related to purchase obligations for raw materials.
In the past, Polaris has entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. Currently the Company has one such agreement in place. The effect of the agreement is to fix the interest rate at 7.21 percent for $18.0 million of borrowings under the credit line until June 2007.
During the first nine months of 2006, Polaris paid $109,353,000 to repurchase and retire approximately 2,576,000 shares of its common stock. As of September 30, 2006 the Company has authorization from its Board of Directors to repurchase up to an additional 2,082,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions. Since 1996, the Company has repurchased approximately 24.9 million shares of its common stock under its share repurchase program.
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
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the portfolio are shared 50 percent by Polaris’ wholly owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the accompanying consolidated statements of income. As of September 30, 2006, the Polaris Acceptance wholesale portfolio balance for dealers in the United States was approximately $768.0 million, a one percent increase from $757.0 million at September 30, 2005. Credit losses in this portfolio have been modest, averaging less than one percent of the portfolio.
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC under which HSBC will continue managing the Polaris private label revolving credit card program under the StarCard label. The terms of the multi-year agreement, executed on August 10, 2005, became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC.
A wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the new multi-year agreement, executed on February 28, 2006, became effective April 1, 2006. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
During the third quarter 2005, a wholly owned Austrian subsidiary of Polaris (“Polaris Austria”) made an investment in KTM by purchasing a 25 percent interest in that company from a third party. Additionally, Polaris and KTM’s largest shareholder, Cross, have entered into an option agreement which provides that, under certain conditions in 2007, either Cross may purchase Polaris’ interest in KTM or, alternatively, Polaris may purchase Cross’ interest and become the majority shareholder of KTM. Cross’ principal shareholders are entities controlled by KTM Chief Executive Officer Stefan Pierer and KTM Chairman Rudolf Knünz. The exercise price under both option arrangements are based on a predetermined pricing formula to be derived from the operating results of both companies and the market price of Polaris’ common stock in 2007. Although the options provided for in the option agreement are not exercisable until 2007, the Company views it as likely that Cross would have the initial option to purchase Polaris’ equity interest in KTM. On July 28, 2006, the Company announced that it has been informed by Cross of Cross’ intention to retain its majority interest in KTM. In the event that Cross exercises its option to purchase Polaris’ equity interest in KTM, the sale by Polaris to Cross could result in a gain or a loss to Polaris, depending on the calculation of the exercise price at the time of exercise, which in either case will not be based on the market price of KTM shares at that time.
Inflation and Foreign Exchange Rates
Commodity inflation has had a material impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.
During calendar year 2005, purchases totaling 12 percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year-to-date periods ended September 30, 2006 were positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2005. At September 30, 2006 Polaris had open Japanese yen foreign exchange hedging contracts in place through June 2007 with notional amounts totaling $34.1 million with an average rate of approximately 113 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a neutral impact on cost of sales for the remainder of 2006 and into 2007 when compared to the same period in the prior years.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher gross margin levels in the nine-month period ended September 30, 2006 when compared to the same period in 2005. At September 30, 2006 Polaris had open Canadian dollar foreign exchange hedging contracts in place for its remaining 2006 exposures with notional amounts totaling $17.6 million with an average rate of approximately 0.90 U.S. dollar to Canadian dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a positive impact on net income for the remainder of 2006.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a minimal impact on gross margins for the first nine months of 2006 when compared to the same period in 2005. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2006.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. During the first nine months of 2006 the Company experienced commodity price increases with some of these key raw materials. During the third quarter 2006, the Company did enter into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. The total amount of hedges in place as of September 30, 2006 is immaterial to the overall financial position of the Company.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of its critical accounting policies.
Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that was recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note 2 “Share-Based Employee Compensation” in this Form 10-Q for additional information regarding share-based compensation.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2005 Annual Report on Form10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related option agreement; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the third quarter 2006.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
PART II. OTHER INFORMATION
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Value of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
July 1 — 31, 2006	20,000	$40.15	$803,000	3,385,000
August 1 — 31, 2006	703,000	$37.60	$26,436,000	2,682,000
September 1 — 30, 2006	600,000	$39.88	$23,927,000	2,082,000

Total	1,323,000	$38.67	$51,166,000	2,082,000

(1)	Our Board of Directors has approved the repurchase of up to an aggregate of 27.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 24.9 million shares have been repurchased through September 30, 2006. This Program does not have an expiration date.
Item 6-Exhibits
(a) Exhibits
Exhibit 10.dd — Fourth Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated March 27, 2006
Exhibit 31.a — Certification of Chief Executive Officer — Section 302
Exhibit 31.b — Certification of Chief Financial Officer — Section 302
Exhibit 32.a — Certification of Chief Executive Officer — Section 906
Exhibit 32.b — Certification of Chief Financial Officer — Section 906

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2006
Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: October 27, 2006	/s/ Thomas C. Tiller

Thomas C. Tiller
Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2006	/s/ Michael W. Malone

Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary
(Principal Financial and Chief Accounting Officer)