Form 10-K
period 2006-12-31
POLARIS INDUSTRIES INC/MN
filed 2007-03-01
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission file number 001-11411

POLARIS INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Highway 55, Medina MN	55340
(Address of principal executive offices)	(Zip Code)

(763) 542-0500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,679,704,894 as of February 21, 2007, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 21, 2007, 35,521,137 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2006 (the “2006 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 19, 2007 filed with the Securities and Exchange Commission (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2006 FORM 10-K ANNUAL REPORT

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

	ATVs	Snowmobiles	Motorcycles	PG&A

2006	67%	10%	7%	16%
2005	66%	14%	5%	15%
2004	66%	16%	4%	14%

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

ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (“Bombardier”) entered in 1998. In 2004, John Deere entered into the North American ATV market. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. Since that time, the industry has grown each year in North America until 2005. Polaris estimates that during the calendar year 2006 the world-wide industry sales declined four percent from 2005 levels with approximately 1,088,000 ATVs sold worldwide.

Polaris also competes in the utility vehicle market with its RANGERtm off-road utility vehicle products. Polaris estimates that the utility vehicle market sales grew approximately 19 percent during the calendar year 2006 over 2005 levels with approximately 255,000 utility vehicles sold worldwide. The main competitors for the RANGERtm are John Deere, Kawasaki, Yamaha, Arctic Cat and Kubota.

Polaris estimates that during the calendar year 2006 the ATV and utility vehicle industry sales combined, declined one percent from 2005 levels with approximately 1,343,000 units sold worldwide.

Snowmobiles.  In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier, Arctic Cat and Polaris. Polaris estimates that during the season ended March 31, 2006, industry sales of snowmobiles on a worldwide basis were approximately 165,000 units, a decrease of five percent from the previous season.

Motorcycles.  Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.

Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1996 to 2004. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined grew three percent in 2006 over 2005 levels with approximately 480,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include BMW, Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

Products

All Terrain Vehicles.  Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of twenty models, includes general purpose, sport and four-wheel drive utility models, with 2007 model year suggested United States retail prices ranging from approximately $2,000 to $13,000. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris also introduced a six-wheel off-road utility vehicle and the Polaris RANGERtm, an off-road side-by-side utility and recreational vehicle. In 2001, Polaris expanded its utility line, the Polaris Professional Series (“PPS”), with a third party sourced all surface loader product as well as a 4X4 and 6X6 ATV (ATV Pro), which were modifications of existing products. In 2004, the PPS line was phased out and the RANGERtm line expanded to meet both the commercial and recreational customer.

Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand all-wheel drive provides industry leading traction performance and ride quality thanks to its patented on demand, easy shift on-the-fly design. Polaris’ ATVs include two-cycle and four-cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI. In 2005, Polaris introduced the industry’s first independent rear suspension on a sport ATV named the Outlawtm. In January 2007, Polaris introduced the RANGER RZRtm, a big bore recreational side-by-side model.

Snowmobiles.  Polaris produces a full line of snowmobiles, consisting of twenty-five models, ranging from youth models to utility and economy models to performance and competition models. The 2007 model year suggested United States retail prices range from approximately $2,200 to $10,500. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.

Motorcycles.  In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the Victory® brand name. Polaris’ 2007 model year line of motorcycles consists of nine models, the Victory Vegas®, Kingpin®, Kingpin® Tour, Hammertm, Hammertm S, Eight Balltm, Vegas Jackpottm and two limited edition Arlen and Cory Ness Signature Series Vegas Jackpots. Suggested United States retail prices for the 2007 model year Victory motorcycles ranged from approximately $13,400 to $23,000. In January 2007, Polaris introduced its first luxury touring model, the Victory Visiontm.

Parts, Garments and Accessories.  Polaris produces or supplies a variety of replacement parts and accessories for its ATVs, snowmobiles, motorcycles and personal watercraft. ATV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, leathers and hats for its snowmobile, ATV, and motorcycle lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.

Discontinued Operations — Marine Products.  Polaris entered the personal watercraft (“PWC”) market in 1992. On September 2, 2004, the Company announced that it had decided to cease to manufacture marine products effective immediately. As technology and the distribution channel evolved, the marine division’s lack of commonality with other Polaris product lines created challenges for Polaris and its dealer base. The marine division continued to experience escalating costs and increasing competitive pressures and was never profitable for Polaris. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.

Manufacturing and Distribution Operations

Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facilities in Spirit Lake, Iowa and Osceola, Wisconsin. Since snowmobiles, ATVs and motorcycles incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including plastic injection molding, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, and motorcycles. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the products, since many employees own snowmobiles, ATVs, and motorcycles. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1994, Polaris acquired a manufacturing facility in Spirit Lake, Iowa in order to expand the assembly capacity of the Company. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping are conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which has increased capacity and enhanced production flexibility.

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

Polaris has been designing and producing its own engines for select models of snowmobiles since 1995 and for all Victory motorcycles since 1998, and for select ATV models since 2001.

In 2000, Polaris entered into an agreement with a Taiwan manufacturer to co-design, develop and produce youth ATVs. In 2004, Polaris expanded the agreement with the Taiwan manufacturer to include the design, development and production of a value-priced Phoenix ATV model and in 2005 to include the Sawtooth ATV model. In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for PWC and snowmobiles. In 2006, Polaris entered into a long term supply agreement with KTM Power Sports AG (“KTM”) whereby KTM supplies four-stroke engines for use in certain Polaris ATVs.

Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components that it generally obtains from limited sources.

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

Production Scheduling

Polaris’ products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers periodically throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers in the spring. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year subject to fluctuations in market conditions and supplier lead times. In addition, non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for snowmobiles, ATVs, and motorcycles and incorporated into each product’s production scheduling.

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

Sales and Marketing

Polaris products are sold through a network of 1,700 independent dealers in North America, and through five subsidiaries and 40 distributors in 126 countries outside of North America.

Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs. At the end of 2006, approximately 900 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs through lawn and garden and farm implement dealers.

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

Victory motorcycles are distributed directly through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which many of the approximately 360 current Victory dealers were selected. Polaris expects to develop a Victory dealer network totaling approximately 450 dealers over the next few years.

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

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris does not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). No significant change in the Polaris Acceptance relationship has resulted from the change of ownership from TDF. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. See Notes 3 and 6 of Notes to Consolidated Financial Statements for a discussion of the financial services arrangement.

Polaris has arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, Great Britain, New Zealand, Norway and Sweden) to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ATVs, motorcycles and related PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In October 2001 Household Bank (SB), N.A. (“Household”) and a wholly-owned subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

Polaris promotes the Polaris brand among the riding and non-riding public and provides a wide range of products for enthusiasts by licensing the name Polaris. The Company currently licenses the production and sale of a range of items, including die cast toys, video games, boots, and numerous other products.

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

Polaris expended approximately $108.9 million for sales and marketing in 2006, $108.4 million in 2005, and $110.6 million in 2004.

Engineering, Research and Development, and New Product Introduction

Polaris employs approximately 400 persons primarily in its Roseau and Wyoming, Minnesota facilities who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ATVs, the application of a forced air cooled variable power transmission system to ATVs and the use of electronic fuel injection for ATVs.

Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris’ engineering department is equipped to make small quantities of new product prototypes for testing by Polaris’ testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions. In 2005, Polaris completed construction of its 127,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for Polaris’ line of ATVs and Victory motorcycles. Total cost of the facility was approximately $35 million.

Polaris expended for research and development approximately $73.9 million in 2006, $71.0 million in 2005, and $63.8 million in 2004.

Investment in KTM Power Sports AG

In 2005 Polaris purchased a 25 percent interest in Austrian motorcycle manufacturer KTM Power Sports AG (“KTM”) and began several important strategic projects with KTM intended to strengthen the competitive position of both companies and provide tangible benefits to their respective customers, dealers, suppliers and shareholders. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement, which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58.5 million Euros. The agreement provided for completion of the sale of the KTM shares in two stages. On February 20, 2007, Polaris and Cross completed the sale of approximately 1.11 million shares for a purchase price of approximately 47.0 million Euros. The completion of the sale of an additional 0.27 million shares is to take place on or before June 15, 2007. At the conclusion of the transaction, Polaris will then hold ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.

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

Management believes Polaris’ products are competitively priced and Polaris’ sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

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

In August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory standards for ATVs and to ban three-wheeled ATVs. The proposed rules in large part would require all ATV manufacturers to comply with ANSI/SVIA safety standards which are now voluntary. Polaris currently complies with these standards. Polaris no longer makes three-wheeled ATVs so a three-wheeled ban would not affect Polaris production. Polaris does not believe that the rules will negatively affect its business to any greater degree than those of its competitors who would also be subject to the same mandatory standards.

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

Polaris products are also subject to international standards related to safety in places where it sells its products outside the United States. Polaris believes that its Victory motorcycles, ATVs, PWC and snowmobiles have always complied with applicable safety standards in the United States and internationally.

Emissions.  The federal Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have adopted emissions regulations applicable to Polaris products.

CARB has emission regulations for ATVs and off-road utility vehicles which the Company already meets. In October 2002, the EPA established new corporate average emission standards effective for model years 2006 through 2012 for non-road recreational vehicles including ATVs, off road utility vehicles and snowmobiles. The

Company has developed engine and emission technologies along with its existing technology base to meet current and future requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines that meet emission requirements for certain snowmobile models.

Victory motorcycles are also subject to EPA and CARB emission standards. Polaris believes that its motorcycles have always complied with these standards. The CARB regulations require additional motorcycle emission reductions in model year 2008. The EPA adopted the CARB emission limits in a January 2004 rulemaking that allows an additional two model years to meet these new CARB emission requirements on a nationwide basis. The Company has developed engine and emission technologies to meet these requirements nationwide by 2010.

Polaris products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States. Europe currently regulates emissions from certain of the Company’s ATV-based products and motorcycles and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the U.S. In December 2006 Canada proposed a new regulation that would essentially adopt the U.S. emission standards for ATVs, off-road utility vehicles, and snowmobiles. These regulations are expected to become effective in 2008.

Polaris believes that its Victory motorcycles, ATVs, PWC, and snowmobiles have always complied with applicable emission standards and related regulations in the United States and internationally. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its business. Polaris is currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.

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

Employment

Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2006, Polaris employed an average of approximately 3,400 persons. Approximately 1,400 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.

Available Information

Polaris’ Internet website is http://www.polarisindustries.com. Polaris makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Polaris also makes available through its website its corporate governance materials, including its Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of its Board of Directors and its Code of Business Conduct and Ethics. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on Polaris’ website is not part of this report.

Forward-Looking Statements

This 2006 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A — Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that the Company may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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

Polaris’ products are subject to extensive U.S. federal and state and international safety, environmental and other government regulation that may require the Company to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators.

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

Polaris had a product liability reserve accrual on its balance sheet of $9.2 million at December 31, 2006 for the possible payment of pending claims related to continuing operations and $4.3 million for discontinued operations for legal, regulatory and other costs related to marine products. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985 or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on the results of operation.

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

Changing weather conditions may reduce demand and negatively impact net sales of certain Polaris products.

Lack of snowfall in any year in any particular region of the United States or Canada may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Business — Production Scheduling”) and facilitate the transfer of dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of ATVs, snowmobiles, motorcycles, or PG&A.

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

Pursuant to informal agreements between Polaris and Fuji in Japan, Fuji was the exclusive manufacturer of Polaris two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Such engines are developed by Fuji to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If the relationship was terminated by Fuji, Polaris could experience an interruption in the supply of engines that would adversely affect Polaris’ production pending the establishment of substitute supply arrangements. Polaris continues to develop additional sources for engines to reduce the risk of dependence on a single supplier and to minimize the effect of fluctuations in the Japanese yen. Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply. There can be no assurance that alternate supply arrangements will be made on satisfactory terms.

Fluctuations in foreign currency exchange rates could result in declines in Polaris’ reported net sales and net earnings.

The changing relationships of primarily the U.S. dollar to the Canadian dollar, the Euro and the Japanese yen have from time to time had a negative impact on results of operations. While Polaris actively manages the exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

The following additional factors that could have a negative effect on the future financial performance of Polaris and its common stock are discussed in the section entitled “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report:

•	Higher dealer and factory inventories/lower shipments

•	Lower levels of consumer spending related to concerns over gasoline and home heating costs

•	Higher commodity and transportation costs, particularly energy-related costs resulting from recent natural disasters

•	Higher promotional incentives and floor plan financing costs

•	Increases in the cost and availability of certain raw materials, including aluminum, steel and plastic resins

•	Effects from the relationship with KTM

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following sets forth the Company’s material facilities as of December 31, 2006.

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	258,000
Spirit Lake, Iowa	Warehouse	Leased	45,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing	Owned	634,896
Roseau, Minnesota	Injection Molding	Owned	76,800
Roseau, Minnesota	Shipping Facility	Owned	4,900
Vermillion, South Dakota	Distribution Center	Owned	250,000
Vermillion, South Dakota	Warehouse	Leased	51,036
Osceola, Wisconsin	Component Parts Manufacturing	Owned	188,800
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
Ballarat, Victoria, Australia	Office and Distribution facility	Leased	12,000
Winnipeg, Manitoba, Canada	Office and Distribution facility	Leased	31,000
Passy, France	Office and Distribution facility	Leased	10,000
Askim, Norway	Office and Distribution facility	Leased	10,760
Ostersund, Sweden	Office and Distribution facility	Leased	14,280
Gloucester, United Kingdom	Office and Distribution facility	Leased	8,650
Wyoming, Minnesota	R & D Building	Owned	127,000

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

Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial results or the business of Polaris.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

Set forth below are the names of the executive officers of the Company as of February 21, 2007, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Thomas C. Tiller	45	Chief Executive Officer
Bennett J. Morgan	43	President and Chief Operating Officer
Jeffrey A. Bjorkman	47	Vice President — Operations
John B. Corness	52	Vice President — Human Resources
Michael W. Malone	48	Vice President — Finance, Chief Financial Officer and Secretary
Mary P. McConnell	54	Vice President and General Counsel
Mark E. Blackwell	53	Vice President — Victory Motorcycles and International Operations

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term with the exception of Mr. Tiller who has an employment agreement with the Company expiring on December 31, 2008. Mr. Morgan has an employment agreement with no expiration date. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Tiller was appointed President and Chief Operating Officer of the Company in July 1998. In 1999 Mr. Tiller was promoted to President and Chief Executive Officer, and as of April 2005 is solely the Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years.

Mr. Morgan was promoted to President and Chief Operating Officer of the Company in April 2005; prior to that he was Vice President and General Manager of the ATV Division of Polaris. Prior to managing the ATV Division, Mr. Morgan was General Manager of the PG&A Division for Polaris from 1997 to 2001. He joined Polaris in 1987 and spent his early career in various product development, marketing and operations management positions of increasing responsibility.

Mr. Bjorkman has been Vice President — Operations of the Company since July 2000. Mr. Bjorkman had been Vice President — Manufacturing since January 1995, and prior to that held positions of Plant Manager and Manufacturing Engineering Manager. Prior to joining Polaris in July 1990, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years.

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

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2006 Annual Report is incorporated herein by reference.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: Russell 2000 Index and CoreData Group’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 on January 1, 2002 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Comparison of 5-Year Cumulative Total Return Among
Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Index

	At December 31
	2001	2002	2003	2004	2005	2006

Polaris Industries Inc.	$100	$103.22	$159.08	$249.12	$187.62	$179.93
Recreational Vehicles Index	100	90.31	104.46	134.58	114.83	143.67
Russell 2000 Index	100	79.51	117.08	138.55	144.85	171.46

Assumes $100 Invested on January 1, 2002
Assumes Dividend Reinvested
Fiscal Year Ended December 31, 2006

Source: CoreData Group

The table below sets forth the information with respect to purchases made by or on behalf of Polaris during the fourth quarter of the fiscal year ended December 31, 2006.

Purchases of Equity Securities

							Maximum Number
					Total Value of		of Shares That May
					Shares Purchased as		Yet Be Purchased
	Total Number of		Average Price Paid		Part of Publicly		Under the
Period	Shares Purchased		per Share		Announced Program		Program(1)

October 1 - 31, 2006	430,000		$43.28		$18,611,000		1,652,000
November 1 - 30, 2006	324,000		43.44		14,075,000		1,328,000
December 1 - 31, 2006	3,550,000	(2)	46.64	(2)	165,582,000	(2)	4,778,000	(2)

Total	4,304,000		$46.07		$198,268,000		4,778,000

(1)	On December 5, 2006, the Board of Directors approved an increase in the Company’s common stock share repurchase authorization by 7.0 million shares, bringing the aggregate number of shares authorized for repurchase under the share repurchase program (the “Program”) to 34.0 million shares. Of that total, approximately 29.2 million shares have been repurchased cumulatively from 1996 through December 31, 2006. This Program does not have an expiration date.

(2)	On December 5, 2006, the Company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (“Goldman”) to repurchase up to $200 million of the Company’s common stock on an accelerated basis. On December 7, 2006, the Company agreed to repurchase 3.55 million shares of its common stock from Goldman at an initial purchase price of approximately $165.6 million, or $46.64 per share. After giving effect to the accelerated share repurchase transaction, approximately 4.8 million shares currently remain authorized for repurchase.

Item 6.	Selected Financial Data

The information under the caption “11-Year Selected Financial Data” appearing on pages 10 and 11 of the Company’s 2006 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2006, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Executive-Level Overview

The year 2006 was challenging for Polaris. For the first time in twenty five years, the Company did not generate an increase in diluted earnings per share from continuing operations. Both the overall ATV and snowmobile industries declined for the year, and the Company lost market share in each. Although Polaris dealers made progress in lowering their inventory levels in the latter part of 2006, dealer inventories remained at higher levels than the Company or its dealers were comfortable with at year end. Additionally, the gross margin percentage for the Company eroded slightly during the year and Polaris will not have an opportunity to purchase a majority ownership position in KTM Power Sports AG (“KTM”).

However, there were some positives events during 2006. Several businesses performed well in 2006 including the RANGERtm utility vehicle business, Victory motorcycles, and the financial services business. The Company’s cost structure was reduced somewhat during the fourth quarter 2006 and a plan to become more competitive in the core ATV business during 2007 has been developed and is being implemented. During 2006 the Company repurchased nearly 17 percent of its outstanding common stock.

For the full year ended December 31, 2006, Polaris reported net income from continuing operations of $112.8 million, a decrease of 18 percent from net income from continuing operations of $137.7 million for the year ended December 31, 2005. Earnings per share from continuing operations was $2.72 per diluted share for the year ended December 31, 2006, a 14 percent decrease from earnings per share of $3.15 per diluted share for the same period in 2005. Sales from continuing operations for the full year ended December 31, 2006 totaled $1.657 billion, a decrease of eleven percent compared to sales from continuing operations of $1.870 billion for the full year 2005. The Company’s product lines consist of ATVs and utility vehicles, snowmobiles, motorcycles and related PG&A. ATVs is the largest product line representing 67 percent of Polaris’ sales in 2006. The decrease in total Company sales in 2006 was primarily due to a ten percent decline in ATV sales and a 39 percent decline in snowmobile sales in 2006. The decrease in ATVs is largely attributable to North American dealers scaling back orders in an effort to further reduce dealer inventory levels in 2006 as ATV industry retail sales softened partially offset by continued strong sales growth in the Company’s RANGERtm product line. Snowmobile sales declined as the overall snowmobile market remained difficult due to inadequate snowfall across most of the North American snowbelt and the resulting high dealer inventory levels at the end of the prior 2005-2006 snowmobile season. Victory motorcycles sales increased 13 percent for the 2006 year driven primarily by new product introductions. The Company sells its products through a network of 1,700 dealers in North America and five subsidiaries and 40 distributors in 126 countries outside of North America. The Company has increased its foreign presence with sales outside of North America representing over 14 percent of total Company sales in 2006 compared to 12 percent in 2005. The Company’s gross profit in 2006 decreased 13 percent from 2005 and the gross margin percentage declined slightly to 21.7 percent compared to 22.0 percent in 2005 primarily due to lower volumes, increased floor plan financing and promotional costs offset somewhat by favorable currency rates, product mix change, a refund of certain European import duties and lower warranty expense compared to 2005. Income from financial services experienced strong growth for the full year 2006 increasing 22 percent over 2005 primarily as a result of higher income generated from the retail credit portfolio due to the success of an additional offering to Polaris dealers to finance their used and non-Polaris products through Polaris’ retail credit relationship with HSBC.

In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Income from the investment in KTM is recorded on an after-tax basis on the income statement as a component of Equity in income of manufacturing affiliates and totaled $3.6 million for 2006 compared to $2.3 million in 2005. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”) entered into an option agreement, which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006 Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58.5 million Euros.

During 2006, the Company repurchased and retired 6.9 million shares of its common stock for a total of $307.6 million. Of that total, 3.55 million shares of Polaris common stock were repurchased at an initial purchase price of approximately $165.6 million, or $46.64 per share through an accelerated share repurchase agreement entered into in December 2006 with Goldman, Sachs & Co. Since inception of the share repurchase program in 1996 approximately 29.2 million shares have been repurchased at an average price of $30.41 per share. As of December 31, 2006, the Company has authorization from its Board of Directors to repurchase up to an additional 4.8 million shares of Polaris stock.

Additionally, Polaris entered into a new credit agreement in the fourth quarter of 2006. The $450 million unsecured variable interest rate agreement is comprised of a $250 million revolving loan facility and a $200 million term loan. The $200 million term loan was utilized to fund the accelerated share repurchase transaction. The new five year credit agreement expires on December 2, 2011, and replaces the Company’s previous $250 million revolving credit agreement.

With the plans the Company has in place, including the assistance being provided to dealers to further reduce their ATV and snowmobile inventories, increases in ATV advertising, promotions and incentives to improve its competitive position, various cost reduction efforts and new product introductions, management believes that 2007 will be a better year than 2006 and will position the Company for accelerating growth in sales and earnings in 2008 and beyond.

Results of Operations

2006 vs. 2005

Continuing Operations

Sales from continuing operations decreased to $1.657 billion in 2006, representing an eleven percent decrease from $1.870 billion in 2005. The decrease in sales was primarily due to lower snowmobile and core ATV sales volume offset somewhat by increases in Victory motorcycles and utility vehicles sales in 2006 compared to 2005.

Sales of ATVs of $1,117.3 million in 2006 were down ten percent from $1,239.5 million in 2005. The decrease in sales in 2006 was largely attributable to North American dealers scaling back orders in an effort to further reduce dealer inventory levels due to soft industry retail sales. As a result, dealer inventory levels in North America were lower at the end of 2006 than at the end of the 2005. During the year the overall utility vehicle market continued to perform well and Polaris experienced continued strong sales growth in the RANGERtm product line. The average per unit sales price increased eight percent in 2006 due to the mix impact of the new products introduced during 2006, increased sales of RANGERStm and favorable currency rates. Sales of ATVs comprised 67 percent of total Company sales in 2006 and 66 percent in 2005.

Sales of snowmobiles of $156.9 million in 2006 were 39 percent lower than $256.7 million in 2005. The decrease was due to lower dealer orders in 2006 following a disappointing selling season. The average per unit sales price decreased five percent due to higher promotional costs incurred in 2006 versus 2005, the result of the lack of snow and resulting high dealer inventory levels. Sales of snowmobiles comprised 10 percent of total Company sales in 2006 compared to 14 percent in 2005.

Sales of Victory motorcycles of $112.8 million in 2006 were 13 percent higher than $99.5 million in 2005. The increase is attributable to improved brand recognition, the introduction of new products and improvements in the dealer network. Sales of Victory motorcycles comprised seven percent of total Company sales in 2006 compared to five percent in 2005.

Sales of PG&A of $269.5 million in 2006 were two percent lower than $274.2 million in 2005. The decline was primarily due to lower ATV and snowmobile vehicle sales. PG&A sales comprised 16 percent of total Company sales in 2006 compared to 15 percent in 2005.

Gross profit decreased to $359.4 million in 2006, representing a 13 percent decrease compared to $411.0 million gross profit in 2005. The gross profit margin percentage was 21.7 percent in 2006, a decrease of 30 basis points from 22.0 percent for the full year 2005. The decrease in gross profit dollars and margin percentage was primarily due to lower sales volume for ATVs and snowmobiles, higher promotional costs and floor plan financing costs. These higher costs were partially offset by savings from various cost reduction initiatives, favorable currency rates and a refund of certain European import duties. In addition, warranty expenses decreased nine percent to $33.2 million for the year ending December 31, 2006 compared to $36.3 million in the prior year. The decrease in warranty expense in 2006 is the result of lower warranty claim experience, primarily for ATVs.

Operating expenses in 2006 decreased three percent to $238.4 million from $244.7 million in 2005. Expressed as a percentage of sales, operating expenses increased to 14.4 percent in 2006 from 13.1 percent in 2005. Research and development expenses for 2006 increased four percent due to continued emphasis on new product development. Sales and marketing expenses were flat with 2005. General and administrative expenses decreased 15 percent in 2006 primarily due to lower compensation plan expenses resulting from lower profitability for the year as well as operating cost control measures taken by the Company.

Income from financial services in 2006 increased 22 percent to $47.1 million compared to $38.6 million for 2005. The income generated from the retail credit portfolio increased for the full year 2006 in part due to the success of an additional offering to Polaris dealers to finance their used and non-Polaris products through Polaris’ retail credit relationship with HSBC.

Equity in (income) of manufacturing affiliates (which primarily represents the Company’s portion of income from the investment in KTM, net of tax) increased to $3.6 million for the full year 2006 compared to $2.3 million for 2005. In December 2006, the Company entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of Polaris’ investment in KTM. The sale price per share of KTM stock has been fixed in the share purchase agreement. During the fourth quarter of 2006 the Company recorded income, net of tax, of $2.0 million related to its 25 percent equity ownership in KTM and also recorded a corresponding impairment charge of $1.9 million in order to adjust the asset carrying value of the shares to equal the sales price in the share purchase agreement on a per share basis. This impairment charge was included as a component of Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income.

Interest expense was $9.8 million in 2006 compared to $4.7 million in 2005. The increase is due to higher borrowing levels and increased interest rates during the 2006 periods.

Non-operating other (income) expense was income of $1.9 million in 2006 compared to an expense of $3.7 million in 2005 primarily due to the weakening of the U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.

The income tax provision for the full year 2006 was recorded at a rate of approximately 31.1 percent of pretax income, an increase from 30.7 percent recorded in 2005. During each of 2005 and 2006 the Company benefited from certain favorable income tax events.

Net income from continuing operations in 2006 was $112.8 million, a decrease of 18 percent from $137.7 million in 2005. Net income from continuing operations as a percent of sales was 6.8 percent in 2006, compared to 7.4 percent in 2005. Net income per diluted share from continuing operations decreased 14 percent to $2.72 in 2006 from $3.15 in 2005.

Discontinued Operations and Effect of Adoption of New Accounting Standard

Effective September 2, 2004 the Company ceased to manufacture marine products. The marine products division’s financial results are being reported separately as discontinued operations for all periods presented. For the full year ended December 31, 2006, the loss from discontinued operations was $0.8 million, after tax, or $0.02 per diluted share, compared to a loss of $1.0 million or $0.02 per diluted share in 2005. During 2006, the Company recorded an additional loss on disposal of discontinued operations of $8.1 million before tax, or $5.4 million after tax, or $0.13 per diluted share. This loss includes the estimated costs required to resolve past and potential future product liability litigation claims and warranty expenses related to marine products. Polaris adopted SFAS 123(R) “Accounting for Stock-Based Compensation” effective the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris recorded an after tax benefit of $0.4 million or $0.01 per diluted share on its income statement for the first quarter 2006 resulting from the cumulative effect of the accounting change. Reported net income for the full year ended December 31, 2006, including each of continuing and discontinued operations, the loss on disposal of discontinued operations and the cumulative effect of adopting SFAS 123(R) was $107.0 million or $2.58 per diluted share, compared to $136.7 million, or $3.12 per diluted share for the year ended December 31, 2005.

Results of Operations

2005 vs. 2004

Continuing Operations

Sales from continuing operations increased to $1.870 billion in 2005, representing a five percent increase from $1.773 billion in 2004. The increase in sales was primarily due to favorable product mix change as more higher priced models of Victory motorcycles and utility vehicles were sold in 2005 compared to 2004.

Sales of ATVs of $1,239.4 million in 2005 were seven percent higher than $1,159.8 million in 2004. Sales growth was a direct result of new product introductions and strong RANGERtm and international sales growth during the year. The average per unit sales price in 2005 increased four percent due to the mix impact of new products introduced during 2005, favorable currency rates and select price increases. Sales of ATVs comprised 66 percent of total Company sales in 2005 and 2004.

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

Sales of Victory motorcycles of $99.5 million in 2005 were 34 percent higher than $74.0 million in 2004. The increase was attributable to improved brand recognition, the success of the Hammer and Vegas Jackpot models, a more powerful 100 cubic inch engine and a new six speed transmission, and improvements in the dealer network. The average per unit sales price for motorcycles increased nine percent, which was driven by product mix change as more of the higher priced Victory Hammer, Kingpin and Signature Series models were sold in 2005 compared to 2004. Sales of Victory motorcycles comprised five percent of total Company sales in 2005 compared to four percent in 2004.

Sales of PG&A of $274.2 million in 2005 were nine percent higher than $251.0 million in 2004. The PG&A business was positively impacted by growth in ATVs, utility vehicles and motorcycle PG&A sales during 2005. PG&A sales comprised 15 percent of total Company sales in 2005 compared to 14 percent in 2004.

Gross profit decreased to $411.0 million in 2005, representing a one percent decrease compared to $416.6 million gross profit in 2004. The gross profit margin percentage was 22.0 percent in 2005, a decrease of 150 basis points from 23.5 percent for the full year 2004. The decrease in gross profit dollars and margin percentage was primarily due to increased raw material costs, declining snowmobile gross margins, higher floor plan financing costs, higher warranty expenses and incremental transportation and fuel costs. These higher costs were partially offset by continued efficiency gains and savings from various cost reduction initiatives. Warranty expenses increased 38 percent to $36.3 million for the year ended December 31, 2005 compared to $26.3 million in the prior year. The increase in warranty expense in 2005 was the result of higher warranty claims, primarily for snowmobiles.

Operating expenses in 2005 increased one percent to $244.7 million from $242.7 million in 2004. Expressed as a percentage of sales, operating expenses decreased to 13.1 percent in 2005 from 13.7 percent in 2004. Research and development expenses increased eleven percent in 2005 primarily from investments in new product development and the new research and development facility in Wyoming, Minnesota that opened in spring 2005. Sales and marketing expenses decreased two percent in 2005 as result of cost saving efforts. General and administrative expenses decreased four percent in 2005 primarily due to a lower Polaris stock price during 2005 that reduced stock based compensation plan expenses as well as operating cost control measures taken by the Company.

Income from financial services in 2005 increased 21 percent to $38.6 million compared to $32.0 million for 2004 due to increased profitability generated from both the wholesale credit portfolio and increased income from the retail credit arrangement with HSBC.

Equity in (income) of manufacturing affiliates (which primarily represents the Company’s portion of income from the investment in KTM, net of tax) increased $2.3 million for the full year 2005 compared to 2004. The Company purchased a 25 percent interest in KTM in the summer of 2005.

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

The income tax provision for the full year 2005 was recorded at a rate of approximately 30.7 percent of pretax income, a reduction from 33.4 percent recorded in 2004, resulting primarily from certain favorable income tax events.

Net income from continuing operations in 2005 was $137.7 million, an increase of four percent from $132.3 million in 2004. Net income from continuing operations as a percent of sales was 7.4 percent in 2005, compared to 7.5 percent in 2004. Net income per diluted share from continuing operations increased six percent to $3.15 in 2005 from $2.97 in 2004.

Discontinued Operations

Effective September 2, 2004 the Company ceased to manufacture marine products. The marine products division’s financial results are being reported separately as discontinued operations for all periods presented. For the full year ended December 31, 2005, the loss from discontinued operations was $1.0 million, after tax, or $0.02 per diluted share, compared to a loss of $8.5 million or $0.19 per diluted share in 2004. Reported net income for the full year 2005, including both continuing and discontinued operations was $136.7 million or $3.12 per diluted share compared to $99.9 million, or $2.25 per diluted share for the full year 2004 which included a $23.9 million, net of tax, loss on disposal of discontinued operations in 2004.

Critical Accounting Policies

The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following: revenue recognition, sales promotions and incentives, share-based employee compensation, dealer holdback programs, product warranties and product liability.

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

Sales promotions and incentives:  Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2006 and 2005, accrued sales promotions and incentives were $65.2 million and $62.2 million, respectively, reflecting an increase in the ATV and snowmobile sales promotions and incentives cost environment during 2006. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Share-Based Employee Compensation:  In the first quarter ended March 31, 2006 Polaris adopted SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R)using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). In addition, Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $.4 million or $0.01 per diluted share from the cumulative effect of the accounting change. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation expenses, previously reported in General and administrative operating expenses, to Cost of sales and the Operating expenses lines on the consolidated statements of income. The balance sheet and statements of cash flow have also been adjusted to reflect the impact of SFAS 123(R) for all prior periods presented. The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.

Dealer holdback programs:  Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $80.5 million and $84.7 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Product warranties:  Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2006 and 2005, the warranty reserve was $27.3 million and $28.2 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2006 and 2005 the Company had accruals of $9.2 million and $7.1 million, respectively, for the possible payment of pending claims related to continuing operations. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had accruals of $4.3 million and $5.2 million at December 31, 2006 and 2005, respectively, for the possible payment of pending claims related to discontinued operations. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123(R), Share-based Payment (“SFAS 123(R)”). SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options) granted to employees. This applies to all transactions involving the issuance of the Company’s equity in exchange for goods or services, including employee services. Under SFAS 123(R), all stock option awards to employees are recognized as expense in the income statement, typically over the requisite service period. SFAS 123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. The Securities and Exchange Commission delayed the effective date in April 2005, to require public companies to adopt the standard as of the first annual period beginning after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or 2) Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate the historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for all prior periods presented.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for Polaris’ year beginning January 1, 2007. The Company does not expect FIN 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of this pronouncement had no effect on the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

During 2006, Polaris generated net cash from continuing operating activities of $152.8 million, a decrease of 6 percent from 2005. The increase in net borrowings of $232.0 million under the credit agreement were utilized for the repurchase of shares of common stock of $307.6 million, to fund capital expenditures of $52.6 million and to pay cash dividends of $50.2 million. During 2005, Polaris generated net cash from continuing operating activities of $162.5 million, which was utilized to fund capital expenditures of $89.8 million, repurchase shares of common stock of $132.3 million and pay cash dividends of $47.0 million.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates. At December 31, 2006, Polaris had total outstanding borrowings under the agreement of $250.0 million. At December 31, 2005, Polaris had outstanding borrowings under a prior credit agreement of $18.0 million. The Company’s debt to total capital ratio was sixty percent at December 31, 2006 and five percent at December 31, 2005. Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. At December 31, 2006, the effect of this agreement was to fix the interest rate at 7.21 percent for $18.0 million of any borrowing until June 2007.

The following table summarizes the Company’s significant future contractual obligations at December 31, 2006 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement:
Revolving loan facility	$50.0	—	—	$50.0
Term loan	200.0	—	—	200.0
Interest expense under swap agreement	0.6	$0.6	—	—
Engine purchase commitments	15.6	7.8	$7.8	—
Operating leases	4.8	2.1	2.2	0.5
Capital leases	0.1	0.1	—	—

Total	$271.1	$10.6	$10.0	$250.5

Additionally, at December 31, 2006, Polaris had letters of credit outstanding of $4.6 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 34.0 million shares of the Company’s common stock. Of that total, approximately 29.2 million shares have been repurchased cumulatively from 1996 through December 31, 2006. During 2006, Polaris paid $307.6 million to repurchase and retire approximately 6.9 million shares of which 3.55 million of the shares repurchased related to an accelerated share repurchase agreement with Goldman, Sachs & Co in December, 2006. The total shares repurchased had a positive impact on earnings per share of approximately $0.10 per share for the year ended December 31, 2006. The Company has authorization from its Board of Directors to repurchase up to an additional 4.8 million shares of Polaris stock as of December 31, 2006.

Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. During 2006 Polaris modified its agreement with GE Commercial Distribution Finance Corporation to finance Polaris’ Canadian dealers purchases of PG&A in addition to financing the Canadian dealers’ wholegood purchases. Substantially all of the worldwide sales of snowmobiles, ATVs, motorcycles and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2006 and 2005, was approximately $862.4 million and $930.0 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units.

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2006 and 2005, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $599.7 million and $0.0 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF (which at December 31, 2006 and 2005, was approximately $40.7 million and $681.8 million, respectively). Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally a 15 percent equity cash investment equal to the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2006 and 2005, was $55.6 million and $59.6 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly -owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At December 31, 2006, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $146.8 million, an 82 percent decrease from $796.5 million at December 31, 2005. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2006 was $746.5 million, a six percent decrease from $796.5 million at December 31, 2005. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In October 2001 Household and a subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC, formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. For the full year 2006 consumers financed approximately 36 percent of Polaris vehicles sold in the United States through the HSBC arrangement, similar to the penetration rate for 2005, while the volume of revolving credit contracts written in calendar 2006 was $720.0 million, a 37 percent increase over 2005 due to the success of an additional offering to consumers of the opportunity to finance the purchase of used and non-Polaris products through Polaris’ retail credit relationship with HSBC.

In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58.5 million Euros. The agreement provided for completion of the sale of the KTM shares in two stages. On February 20, 2007, Polaris and Cross completed the sale of approximately 1.11 million shares for a purchase price of approximately 47.0 million Euros. The completion of the sale of an additional 0.27 million shares is to take place on or before June 15, 2007. At the conclusion of the second stage of the transaction, Polaris will then hold ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Improvements in manufacturing capacity and product development during 2006 included $15.0 million of tooling expenditures for new product development across all product lines. Polaris anticipates that capital expenditures for 2007, including tooling and research and development equipment, will range from $60.0 million to $65.0 million.

Management believes that existing cash balances, cash flows to be generated from operating activities, available borrowing capacity under the line of credit arrangement and proceeds from the KTM transaction will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2007. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2007.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates and Interest Rates

Commodity inflation has had an impact on the Company’s results of operations in 2006. The changing relationships of the U.S. dollar to the Canadian dollar, Euro and Japanese yen have also had a material impact from time-to-time.

During 2006, purchases totaling eleven percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on Polaris’ raw material purchase prices and cost of sales in 2006 had a positive financial impact when compared to the prior year. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rate fluctuation will have an insignificant impact on cost of sales during the hedged periods of 2007 when compared to 2006.

Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 12 percent of total Polaris sales in 2006. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar weakened in relation to the Canadian dollar in 2006 which resulted in a positive financial impact on Polaris gross margins when compared to the same periods in 2005. There were no Canadian hedging contracts in place as of December 31, 2006.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2006, the Company had open Japanese yen foreign exchange hedging contracts with notional amounts totaling $20.4 million, which mature at various times through the second quarter of 2007. The average exchange rate of the Japanese yen foreign exchange hedging contracts is 113.4 yen to the dollar. At December 31, 2006 the Company had open Euro foreign exchange hedging contracts in place with notional amounts totaling $77.3 million U.S. dollars which mature at various times through the second quarter of 2007. The Euro hedging contracts were entered into in anticipation of the sale of 80 percent of the Company’s investment in KTM during the first half of 2007. The average exchange rate of the Euro foreign exchange hedging contracts is 1.32 Euros per U.S. dollar. These Euro contracts do not meet the criteria for hedge accounting and the resulting unrealized gain or loss is included in the Consolidated Statements of Income.

The fair values of the Japanese yen and Euro hedge contracts at December 31, 2006 represent an unrealized loss of $1.1 million. A ten percent fluctuation in the currency rates as of December 31, 2006 would have resulted in a change in the fair value of the Euro and Japanese yen hedge contracts of approximately $9.6 million combined. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. During 2006 the Company experienced commodity price increases with some of these key raw materials. As a result, during 2006 the Company entered into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. The total amount of hedges in place as of December 31, 2006 is immaterial to the overall financial position of the Company.

The Company generally attempts to obtain firm pricing from most of its suppliers for volumes consistent with planned production. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience gross margin declines to the extent it is not able to increase selling prices of its products. During 2006 the Company experienced commodity price increases with some of its key raw materials. Competitive market pressures limited the ability to pass these cost increases to customers, thereby contributing to the erosion of Polaris’ gross margins in 2006.

Polaris is a party to a credit agreement with various lenders consisting of a $250 million revolving loan facility and a $200 million term loan. Interest accrues on both the revolving loan and the term loan at variable rates based on LIBOR or “prime”. Additionally, Polaris is a party to an interest rate swap agreement that locks in a fixed interest rate on $18.0 million of long-term debt. The Company is exposed to interest rate changes on any borrowings during the year in excess of $18.0 million. Based upon the average outstanding line of credit borrowings of $158.3 million during 2006, a one-percent fluctuation in interest rates would have had an approximately $1.4 million impact on interest expense in 2006.

Polaris has been manufacturing its own engines for selected models of snowmobiles since 1995, motorcycles since 1998 and ATVs since 2001 at its Osceola, Wisconsin facility. Also, in 1995, Polaris entered into an agreement with Fuji to form Robin. Under the terms of the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2006. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which report appears on the following page.

Thomas C. Tiller
Chief Executive Officer

Michael W. Malone
Vice President ô Finance,
Chief Financial Officer and Secretary

February 21, 2007

Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
on Company’s Internal Control over Financial Reporting

The Board of Directors and Shareholders of Polaris Industries Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Company’s Internal Control over Financial Reporting, that Polaris Industries Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Polaris Industries Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007 expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 21, 2007

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders of Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 21, 2007

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$19,566	$19,675
Trade receivables, net	63,815	78,350
Inventories, net	230,533	202,022
Prepaid expenses and other	19,940	13,330
Deferred tax assets	59,107	60,498
Current assets of discontinued operations	—	113

Total current assets	392,961	373,988

Property and Equipment
Land, buildings and improvements	104,612	99,106
Equipment and tooling	422,482	415,446

	527,094	514,552
Less accumulated depreciation	(323,093)	(292,216)

Net property and equipment	204,001	222,336
Investments in finance affiliate	55,629	59,601
Investments in manufacturing affiliates	99,433	87,772
Goodwill, net	25,040	25,039
Deferred tax assets	1,595	1,677
Intangible and other assets, net	132	220

Total Assets	$778,791	$770,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$100,672	$97,065
Accrued expenses:
Compensation	42,333	51,022
Warranties	27,303	28,178
Sales promotions and incentives	65,226	62,227
Dealer holdback	80,546	84,707
Other	37,038	37,594
Income taxes payable	3,940	9,428
Current liabilities of discontinued operations	4,362	5,393

Total current liabilities	361,420	375,614

Borrowings under credit agreement	250,000	18,000

Total liabilities	$611,420	$393,614

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 35,455 and 41,687 shares issued and outstanding	$355	$417
Additional paid-in capital	—	—
Retained earnings	152,219	379,032
Accumulated other comprehensive income (loss)	14,797	(2,430)

Total shareholders’ equity	167,371	377,019

Total Liabilities and Shareholders’ Equity	$778,791	$770,633

Prior year results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004

Sales	$1,656,518	$1,869,819	$1,773,206
Cost of sales	1,297,159	1,458,787	1,356,606

Gross profit	359,359	411,032	416,600
Operating expenses
Selling and marketing	108,890	108,395	110,578
Research and development	73,889	70,983	63,799
General and administrative	55,584	65,282	68,314

Total operating expenses	238,363	244,660	242,691

Income from financial services	47,061	38,640	32,035

Operating Income	168,057	205,012	205,944
Non-operating Expense (Income):
Interest expense	9,773	4,713	2,111
Equity in (income) of manufacturing affiliates	(3,642)	(2,308)	(6)
Other expense (income), net	(1,853)	3,748	5,333

Income before income taxes	163,779	198,859	198,506

Provision for Income Taxes	50,988	61,138	66,249

Net Income from continuing operations	$112,791	$137,721	$132,257

Loss from discontinued operations, net of tax	$(812)	$(1,007)	$(8,457)
Loss on disposal of discontinued operations, net of tax	(5,401)	—	(23,852)
Cumulative effect of accounting change, net of tax	407	—	—

Net Income	$106,985	$136,714	$99,948

Basic Net Income per share
Continuing operations	$2.80	$3.27	$3.13
Loss from discontinued operations	(0.02)	(0.02)	(0.20)
Loss on disposal of discontinued operations	(0.13)		(0.56)
Cumulative effect of accounting change	0.01	—	—

Net Income	$2.65	$3.24	$2.36

Diluted Net Income per share
Continuing operations	$2.72	$3.15	$2.97
Loss from discontinued operations	(0.02)	(0.02)	(0.19)
Loss on disposal of discontinued operations	(0.13)		(0.54)
Cumulative effect of accounting change	0.01	—	—

Net Income	$2.58	$3.12	$2.25

Weighted average shares outstanding:
Basic	40,324	42,131	42,318
Diluted	41,451	43,787	44,488

Prior years results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

					Accumulated Other
	Number	Common	Additional	Retained	Comprehensive
	of Shares	Stock	Paid-In Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2003	$43,362	$434	—	$327,597	$(2,339)	$325,692

Employee stock compensation	139	1	22,172			22,173
Proceeds from stock issuances under employee plans	636	6	11,815			11,821
Tax effect of exercise of stock options			8,295			8,295
Cash dividends declared ($0.92 per share)				(38,856)		(38,856)
Repurchase and retirement of common shares	(1,396)	(14)	(42,282)	(24,534)		(66,830)
Comprehensive income:
Net Income				99,948
Foreign currency translation adjustments, net					3,478
Unrealized gain on derivative instruments, net of tax					2,337
Total comprehensive income						105,763

Balance, December 31, 2004	42,741	$427	—	$364,155	$3,476	$368,058

Employee stock compensation	197	2	22,176			22,178
Proceeds from stock issuances under employee plans	1,110	11	20,034			20,045
Tax effect of exercise of stock options			15,166			15,166
Cash dividends declared ($1.12 per share)				(46,956)		(46,956)
Repurchase and retirement of common shares	(2,361)	(23)	(57,376)	(74,881)		(132,280)
Comprehensive income:
Net Income				136,714
Foreign currency translation adjustments, net					(7,377)
Unrealized gain on derivative instruments, net of tax					1,471
Total comprehensive income						130,808

Balance, December 31, 2005	41,687	$417	—	$379,032	$(2,430)	$377,019

Cumulative effect of accounting change				(582)		(582)
Employee stock compensation	338	3	13,399			13,402
Proceeds from stock issuances under employee plans	310	3	9,169			9,172
Tax effect of exercise of stock options			2,003			2,003
Cash dividends declared ($1.24 per share)				(50,234)		(50,234)
Repurchase and retirement of common shares	(6,880)	(68)	(24,571)	(282,982)		(307,621)
Comprehensive income:
Net Income				106,985
Foreign currency translation adjustments, net					15,335
Unrealized gain on derivative instruments, net of tax					1,892
Total comprehensive income						124,212

Balance, December 31, 2006	35,455	$355	—	$152,219	$14,797	$167,371

Prior years results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2006	2005	2004

Operating Activities:
Net income before cumulative effect of accounting change	$106,577	$136,714	$99,948
Net loss from discontinued operations	6,213	1,007	32,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,164	67,936	59,339
Noncash compensation	13,402	22,178	22,173
Noncash income from financial services	(15,907)	(14,174)	(11,488)
Noncash income from manufacturing affiliates	(3,642)	(2,308)	(6)
Deferred income taxes	1,299	1,640	(1,472)
Changes in current operating items:
Trade receivables	14,534	(7,178)	(20,598)
Inventories	(28,513)	(28,396)	(6,686)
Accounts payable	3,608	762	33,258
Accrued expenses	(11,284)	11,025	17,378
Income taxes payable	(5,487)	(21,574)	8,462
Prepaid expenses and others, net	790	(5,169)	4,444

Net cash provided by continuing operations	152,754	162,463	237,061
Net cash flow provided by (used for) discontinued operations	(7,131)	(16,101)	1,472

Net cash provided by operating activities	145,623	146,362	238,533
Investing Activities:
Purchase of property and equipment	(52,636)	(89,770)	(88,836)
Investments in finance affiliate	(10,486)	(22,811)	(32,367)
Distributions from finance affiliate	30,364	75,770	25,047
Investment in manufacturing affiliates	—	(85,443)	—
Distributions from manufacturing affiliates	1,706	1,123	—

Net cash used for continuing operations investment activities	(31,052)	(121,131)	(96,156)
Net cash used for discontinued operations investment activities	—	—	(1,091)

Net cash used for investing activities	(31,052)	(121,131)	(97,247)
Financing Activities:
Borrowings under credit agreement	1,131,000	795,000	428,000
Repayments under credit agreement	(899,000)	(795,000)	(428,008)
Repurchase and retirement of common shares	(307,621)	(132,280)	(66,830)
Cash dividends to shareholders	(50,234)	(46,956)	(38,856)
Tax effect of proceeds from stock based compensation exercises	2,003	15,166	8,295
Proceeds from stock issuances under employee plans	9,172	20,045	11,821

Net cash used for financing activities	(114,680)	(144,025)	(85,578)
Net increase (decrease) in cash and cash equivalents	(109)	(118,794)	55,708
Cash and cash equivalents at beginning of period	19,675	138,469	82,761

Cash and cash equivalents at end of period	$19,566	$19,675	$138,469

Supplemental Cash Flow Information
Interest paid on debt borrowings	$8,769	$4,708	$2,126

Income taxes paid	$52,466	$67,370	$36,170

Prior years results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

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

Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. Shares and per share information have been adjusted to give effect to the two-for-one stock split declared on January 22, 2004 and payable on March 8, 2004 to shareholders of record on March 1, 2004. Polaris’ share of the income from the KTM investment is recorded as a component of Equity in (income) of manufacturing affiliates for 2006 and the portion of 2005 that the KTM investment was held. During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees. All prior periods presented were adjusted to give effect to the adoption of SFAS 123(R) using the modified retrospective method. See Note 2 for further discussion.

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

The Company evaluates consolidation of entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there are no variable interest entities requiring consolidation by the Company in 2004, 2005 and 2006.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2006	2005

Raw materials and purchased components	$19,391	$17,321
Service parts, garments and accessories	67,302	70,299
Finished goods	155,927	126,311
Less: reserves	(12,087)	(11,909)

Inventories	$230,533	$202,022

Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

Goodwill and other assets: SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2006 and December 31, 2005. The results of the analyses indicated that no goodwill impairment existed. In accordance with SFAS No. 142 the Company will continue to complete an impairment analysis on an annual basis.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Balance as of beginning of year	$25,039	$24,798
Goodwill acquired during the year	—	—
Currency translation effect on foreign goodwill balances	1	241

Balance as of end of year	$25,040	$25,039

As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $615,000 at December 31, 2006 and $3,435,000 at December 31, 2005. Accumulated amortization was $483,000 at December 31, 2006 and $3,215,000 at December 31, 2005. The net value of intangible assets is included as a component of Intangible and other assets, net in the accompanying consolidated balance sheets.

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2006, 2005 and 2004 Polaris incurred $73,889,000, $70,983,000, and $63,799,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2006, 2005 and 2004 Polaris incurred $35,239,000, $33,560,000, and $34,293,000 respectively.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$28,178	$28,243	$29,068
Additions charged to expense	33,156	36,312	26,274
Warranty claims paid	(34,031)	(35,427)	(27,099)
Consumer Product Safety Commission settlement paid	—	(950)	—

Balance at end of year	$27,303	$28,178	$28,243

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $65,226,000 and $62,227,000 related to various sales promotions and incentive programs as of December 31, 2006 and 2005, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a reduction of revenue and a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $80,546,000 and $84,707,000 for dealer holdback programs in the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Foreign currency translation: The functional currency for the Canadian, Australian, France, Great Britain, Sweden, Norway and Austrian subsidiaries and the New Zealand branch is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income (loss) in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net accumulated other comprehensive income (loss) related to translation gains and losses was a net gain of $15,349,000 at December 31, 2006 and a net gain of $14,000 at December 31, 2005.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 3), have not been material. Polaris provides for estimated sales promotion expenses which are recognized as a reduction of sales when products are sold to the dealer or distributor customer.

Major supplier:  During 2006, 2005 and 2004, purchases of engines and related components totaling 9, 10 and 11 percent, respectively, of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that was recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note 2 for additional information regarding share-based compensation.

Accounting for derivative instruments and hedging activities SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities,” requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The unrealized losses of the derivative instruments of $1,230,000 at December 31, 2006 and $3,942,000 at December 31, 2005 were recorded as other accrued liabilities in the accompanying balance sheet. Polaris derivative instruments consist of the interest rate swap agreement and foreign exchange contracts discussed below. The after tax unrealized losses of $552,000 and $2,444,000 as of December 31, 2006 and 2005, respectively, were recorded as components of Accumulated other comprehensive income (loss) except for the Company’s Euro foreign exchange contracts which do not meet the criteria for hedge accounting and therefore, the resulting unrealized losses are included in the consolidated statements of income as a non-operating other expense.

Interest rate swap agreement: Polaris has one interest rate swap agreement on $18,000,000 of long term debt. The swap agreement, expiring in June 2007, has been designated as and meets the criteria as a cash flow hedge. The fair value of this swap agreement was calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair values of this swap on December 31, 2006 and 2005 were unrealized losses of $171,000 and $659,000 respectively, which was recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from this agreement are recorded in interest expense when realized.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its Canadian and European subsidiaries. Polaris does not use any financial contracts for trading purposes. At December 31, 2006, Polaris had no open Canadian dollar contracts. At December 31, 2006, Polaris had open Japanese yen contracts with notional amounts totaling U.S. $20,407,000 and an unrealized loss of $719,000. These contracts met the criteria for cash flow hedges and the net unrealized loss, after tax, is recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on the Canadian dollar contracts at settlement are recorded in Nonoperating other (income) expense. Gains and losses on the Japanese yen contracts at settlement are recorded in cost of sales. At December 31, 2006, the Company had open Euro foreign exchange hedging contracts in place, in anticipation of the sale of 80 percent of the Company’s investment in KTM in the first half of 2007, with notional amounts totaling U.S. $77,275,000 and an unrealized loss of $339,000. These Euro contracts did not meet the criteria for hedge accounting and the resulting unrealized loss was included in the consolidated statements of income as a non-operating other expense.

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process. During 2006 the Company experienced commodity price increases with some of these key raw materials. As a result, during 2006, the Company entered into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. The total amount of hedges in place as of December 31, 2006 is immaterial to the overall financial position of the Company. These commodity contracts did not meet the criteria for hedge accounting and the resulting unrealized gains or losses were included in the consolidated statements of income as a component of Cost of sales.

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

New accounting pronouncements: Polaris adopted SFAS 123(R) effective as of the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris recorded an after tax benefit of $407,000 or $0.01 per diluted share on its income statement for the 2006 first quarter resulting from the cumulative effect of the accounting change. All prior periods presented were adjusted to give effect to the adoption of SFAS 123(R) using the modified retrospective method. The Company provided revised quarterly consolidated statements of income for the 2005 year reflecting the adoption of SFAS 123(R) under the modified retrospective method in a Form 8-K dated January 26, 2006. See Note 2 for additional disclosures regarding share-based employee compensation.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for what value, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for the Company’s year beginning January 1, 2007. The Company does not expect FIN 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of this pronouncement had no effect on the Company’s financial position, results of operations or cash flows.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

NOTE 2.  Share-Based Employee Compensation

In the first quarter ended March 31, 2006 Polaris adopted SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). In addition, Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, previously reported in General and administrative operating expenses, to Cost of sales and the Operating expenses lines on the consolidated statements of income. The balance sheet and statements of cash flow have also been adjusted to reflect the impact of SFAS 123(R) for all prior periods presented. The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.

Share-Based Plans

Polaris maintains a stock option plan (“Option Plan”) under which incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock may be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

Polaris maintains a broad based stock option plan (“Broad Based Plan”) under which incentive stock options for a maximum of 700,000 shares of common stock could be issued to substantially all Polaris employees. Options with respect to 675,400 shares of common stock were granted under this plan during 1999 at an exercise price of $15.78 and of the options initially granted under the Broad Based Plan, an aggregate of 518,400 vested in March 2002. These options expire in 2009.

Polaris maintains a restricted stock plan (“Restricted Plan”) under which a maximum of 2,350,000 shares of common stock may be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the outstanding awards contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 200,000 shares of common stock has been authorized under this plan of which 78,627 equivalents have been earned and an additional 59,810 shares have been issued to retired directors as of December 31, 2006. As of December 31, 2006 and 2005, Polaris’ liability under the plan totaled $3,682,000 and $3,500,000, respectively.

Polaris maintains a non-employee director stock option plan (the “Director Stock Option Plan”), under which nonqualified stock options for a maximum of 200,000 shares of common stock may be issued to non-employee directors. Each non-employee director as of the date of the annual shareholders meetings has been granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant. Options become exercisable as of the date of the next annual shareholders meeting following the date of grant and must be exercised no later than 10 years from the date of grant.

Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2006 and 2005, Polaris’ liability under the plan totaled $0, and $3,997,000, respectively.

Share-Based Compensation Expense

The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest. During 2006 it was determined that the likelihood of the Company’s performance measures associated with 93,000 shares of restricted stock awards outstanding being achieved was no longer probable. Therefore the previously recorded expense associated with these restricted stock awards was reversed in

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. Additionally, during 2006 stock-based compensation expenses for the LTIP grants made prior to 2006 were reversed as it was determined that the likelihood of the Company’s performance measures being achieved was no longer probable.

Total share-based compensation expenses are as follows (in thousands):

	For the Year Ended
	December 31,
	2006	2005	2004

Option plan	$8,245	$8,142	$7,193
Other share-based awards	(4,824)	4,809	10,357

Total share-based compensation before tax	3,421	12,951	17,550
Tax expense	1,284	4,416	5,642

Total share-based compensation expense included in net income	$2,137	$8,535	$11,908

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

At December 31, 2006 there was $24,830,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years. Included in unrecognized share-based compensation is approximately $11,450,000 related to stock options and $13,380,000 for restricted stock.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Stock Option and Restricted Stock Information

The following summarizes share activity and the weighted average exercise price for the following plans for the year ended December 31, 2006:

	Option Plan		Broad Based Plan		Director Stock Option Plan
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance as of December 31, 2003	4,613,396	23.19	98,900	$15.78	32,000	$26.68
Granted	596,700	49.82	—	—	28,000	45.90
Exercised	(573,151)	17.53	(19,600)	15.78	—	—
Forfeited	(40,500)	27.73	—	—	—	—

Balance as of December 31, 2004	4,596,445	27.26	79,300	$15.78	60,000	$35.65

Granted	750,800	55.12	—	—	32,000	59.19
Exercised	(999,907)	18.69	(11,600)	15.78	—	—
Forfeited	(82,540)	38.43	(1,000)	15.78	—	—

Balance as of December 31, 2005	4,264,798	$33.94	66,700	$15.78	92,000	$43.84

Granted	365,050	46.85	—	—	28,000	49.21
Exercised	(307,527)	22.30	(7,000)	15.78	(8,000)	26.68
Forfeited	(78,700)	45.87	(1,500)	15.78	(8,000)	52.55

Balance as of December 31, 2006	4,243,621	$35.66	58,200	$15.78	104,000	$45.93

Vested or expected to vest as of December 31, 2006	4,180,623	$35.47	58,200	$15.78	104,000	$45.93

Options exercisable as of December 31, 2006	2,879,271	$29.18	58,200	$15.78	76,000	$44.73

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Outstanding Options	12/31/06	Contractual Life	Exercise Price	12/31/06	Exercise Price

$12.88 to $18.31	349,626	2.5	$15.59	349,626	$15.59
$18.32 to $24.73	1,177,525	3.3	$23.19	1,177,525	$23.19
$24.74 to $29.33	984,720	5.2	$28.77	984,720	$28.77
$29.34 to $43.80	524,100	7.1	$43.20	234,600	$42.51
$43.81 to $49.97	870,850	9.2	$47.69	24,000	$45.90
$49.98 to $59.45	240,500	7.9	$59.25	28,000	$59.19
$59.46 to $75.21	258,500	3.1	$67.74	215,000	$67.50

The weighted average remaining contractual life of outstanding options was 5.5 years as of December 31, 2006.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the weighted average fair value of options of $12.56, $14.25 and $15.47 granted during the year ended December 31, 2006, 2005 and 2004, respectively:

	For the Year
	Ended December 31,
	2006	2005	2004

Weighted-average volatility	31%	30%	35%
Expected dividend yield	2.6%	2.1%	1.9%
Expected term (in years)	5.1	5.0	5.5
Weighted average risk free interest rate	4.5%	3.9%	3.8%

The total intrinsic value of options exercised during the year ended December 31, 2006 was $8,201,000. The total intrinsic value of options outstanding and exercisable at December 31, 2006, 2005 and 2004 was $57,579,000, $73,321,000 and $147,865,000, respectively. The total intrinsic value at December 31, 2006 is based on the Company’s closing stock price on the last trading day of the year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2006:

		Weighted
	Shares	Average
	Outstanding	Grant Price

Balance as of December 31, 2005	167,280	$51.50
Granted	289,207	46.74
Vested	(71,780)	37.65
Canceled	—	—

Balance as of December 31, 2006	384,707	$50.50

Expected to vest as of December 31, 2006	291,707	$46.74

The total intrinsic value of restricted stock expected to vest as of December 31, 2006 was $13,661,000. The total intrinsic value at December 31, 2006 is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2006, 2005 and 2004 were $46.74, $66.06 and $59.45, respectively.

Employee Savings Plans

Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 3,250,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $6,424,000, $9,265,000, and $9,533,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006 there were 2,723,127 shares vested in the plan.

Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $6,959,000, $7,253,000, and $6,796,000 in 2006, 2005 and 2004, respectively.

Note 3:	Financing

Bank financing:  Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 to fund the accelerated share repurchase transaction. Interest is charged at rates based on LIBOR or “prime.” The agreement contains various restrictive covenants which limit investments,

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions and indebtedness. The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2006. The agreement expires on December 2, 2011.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2006	2005	2004

Total borrowings at December 31,	$250,000	$18,000	$18,000
Average outstanding borrowings during year	$158,254	$96,430	$50,268
Maximum outstanding borrowings during year	$395,000	$190,000	$98,000
Interest rate at December 31	5.966%	4.955%	2.765%

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of any borrowing until June 2007. The fair value of the interest rate swap was a liability of $171,000 as of December 31, 2006.

Letters of credit:  At December 31, 2006, Polaris had open letters of credit totaling approximately $4,578,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

Dealer financing programs:  Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2006, was approximately $862,399,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 4:	Income Taxes

Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Current:
Federal	$47,060	$52,093	$59,024
State	4,072	5,649	6,453
Foreign	5,745	3,930	3,369
Deferred	(5,889)	(534)	(2,597)

Total	$50,988	$61,138	$66,249

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	1.8	2.0
Extraterritorial income exclusion/foreign sales corporation	(1.9)	(2.0)	(2.5)
Settlement of state tax audit	—	(1.2)	—
Other permanent differences	(3.7)	(2.9)	(1.1)

Effective income tax rate	31.1%	30.7%	33.4%

In 2005 the Company realized an income tax benefit generated from the settlement of prior year state income tax audit disputes for the years 1997 through 2000. As a result of the settlement, a portion of the Company’s recorded income tax reserves were no longer necessary, resulting in a reduction in the income tax provision for 2005.

U.S. income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as of December 31, 2006. The Company has reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely in these subsidiaries.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2006	2005	2004

Current deferred income taxes:
Inventories	$5,315	$6,515	$6,540
Accrued expenses	53,454	52,485	56,460
Derivative instruments	338	1,498	2,489

Total current	59,107	60,498	65,489

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	5,918	8,609	11,988
Property and equipment	(16,368)	(19,840)	(25,330)
Compensation payable in common stock	12,045	12,908	11,668

Total noncurrent	1,595	1,677	(1,674)

Total	$60,702	$62,175	$63,815

Note 5:	Shareholders’ Equity

Stock repurchase program:  The Polaris Board of Directors has authorized the cumulative repurchase of up to 34,000,000 shares of the Company’s common stock. During 2006, Polaris paid $307,621,000 to repurchase and retire approximately 6,880,000 shares. Of that total, 3,550,000 shares of Polaris common stock were repurchased at an initial purchase price of approximately $165,582,000, or $46.64 per share through an accelerated share repurchase agreement entered into in December 2006 with Goldman, Sachs & Co. Cumulative repurchases through December 31, 2006 were approximately 29,222,000 shares at a cost of $888,667,000. All the repurchased shares have been retired.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated other comprehensive income (loss):  Accumulated other comprehensive income (loss) consisted of $15,349,000 and $14,000 of unrealized currency translation gains as of December 31, 2006 and 2005, respectively, offset by $552,000 (after tax effect of $338,000) and $2,444,000 (after tax effect of $1,498,000) of unrealized losses, related to derivative instruments as of December 31, 2006 and 2005, respectively.

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

	2006	2005	2004

Weighted average number of common shares outstanding	40,072	41,894	42,093
Director Plan	75	66	59
ESOP	177	171	166

Common shares outstanding — basic	40,324	42,131	42,318

Dilutive effect of Restricted Plan	78	255	402
Dilutive effect of Option Plan	1,049	1,401	1,768

Common and potential common shares outstanding — diluted	41,451	43,787	44,488

During 2006, 2005 and 2004, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 1,347,000, 590,000, and no shares, respectively.

Stock Purchase Plan:  Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 85 percent of the average market price each month. As of December 31, 2006, approximately 484,000 shares had been purchased under the Purchase Plan.

Note 6:	Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2006 and 2005, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $599,673,000 and $0, respectively). The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Extinguishments of Liabilities). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally a 15 percent equity cash investment equal to the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2006 and 2005, was $55,629,000 and $59,601,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2006, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $746,512,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2007, the potential 15 percent aggregate repurchase obligation is approximately $89,863,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $1,449,000 and $813,000 at December 31, 2006 and 2005, respectively. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2006 of $55,629,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying statements of income.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Revenues	$61,797	$55,430	$38,066
Interest and operating expenses	29,983	27,082	15,090

Net income before income taxes	$31,814	$28,348	$22,976

	As of December 31,
	2006	2005

Finance receivables, net	$146,705	$796,459
Other assets	134	119

Total Assets	$146,839	$796,578

Notes payable	$40,738	$681,815
Other liabilities	1,333	1,903
Partners’ capital	104,768	112,860

Total Liabilities and Partners’ Capital	$146,839	$796,578

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2001 Household Bank (SB), N.A. (“Household”) and a subsidiary of Polaris entered into a Revolving Program Agreement with Household to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC will continue managing the Polaris private label credit card program under the StarCard label. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was approximately $50,000,000 at August 1, 2005.

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

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Equity in earnings of Polaris Acceptance	$15,907	$14,174	$11,488
Income from Securitization Facility	1,161	—	—
Income from HSBC agreement	27,052	22,167	19,184
Income from other financial services activities	2,941	2,299	1,363

Total income from financial services	$47,061	$38,640	$32,035

Note 7:	Investment in Manufacturing Affiliates

The caption Investment in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (Robin) which builds engines in the United States for recreational and industrial products and the investment in the Austrian motorcycle company KTM Power Sports AG (KTM), which manufacturers’ off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and as of December 31, 2006 had a 25 percent ownership interest in KTM. Polaris’ investments, including associated transaction costs, totaling $99,433,000 at December 31, 2006 and $87,772,000 at December 31, 2005 are accounted for under the equity method. Polaris’ allocable share of the income, (net of impairment charges) of these investments of $3,642,000, $2,308,000 and $6,000 for 2006, 2005 and 2004, respectively, is recorded in Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income. During the third quarter of 2006, the Company announced that it had been informed by Cross of Cross’ intention to retain its majority interest in KTM and not sell its majority interest in KTM to Polaris. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58,506,000 million Euros. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. At the conclusion of the second stage of the transaction, Polaris will then hold ownership of approximately 345,000 KTM shares, representing slightly less than 5 percent of outstanding KTM shares. The sale price per share of KTM stock has been fixed in the share purchase agreement. During the fourth quarter of 2006 the Company recorded income, net of tax, of $1,971,000 related to its 25 percent equity ownership in KTM and also recorded a corresponding impairment charge of $1,884,000 in order to adjust the asset carrying value of the shares to equal the sales price in the share purchase agreement on a per share basis. This impairment charge was included as a component of Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income. Upon completion of the first stage of the share purchase agreement in the first quarter 2007, Polaris’ ownership interest in KTM will

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drop below 20 percent of the total outstanding KTM shares. At that time the Company will change from the equity method of accounting to the cost method of accounting for the KTM investment, resulting in unrealized currency translation gains recorded in accumulated other comprehensive income as a component of shareholders’ equity, being offset against the asset carrying value of the investment in KTM.

On February 20, 2007, Polaris completed the first closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement. Approximately 1,107,000 shares were delivered at a purchase price of approximately 46,962,000 Euros. As a result of the sale transaction, Polaris expects to record in the first quarter 2007 a gain on the sale of the KTM investment of approximately $4,840,000 pre-tax, or approximately $0.09 per diluted share due to the recognition of previously unrealized translation gains recorded in accumulated other comprehensive income, a component of shareholders’ equity. The December 2006 agreement provides for the completion of the sale of approximately 272,000 additional shares of KTM stock on or before June 15, 2007. As a result, Polaris currently expects that the completion of the sale will generate an additional gain on the sale of the KTM investment of approximately $0.02 per diluted share during the second quarter of 2007.

Summary financial information for KTM follows in the table below. KTM reports its financial results in Euros utilizing the International Financial Reporting Standards (IFRS) method; the balances below have been adjusted for the effects of conversion to generally accepted accounting principles in the United States (US GAAP) and translated into U.S. dollars. The balance sheet data presented below is as of the end of KTM’s first quarter ended November 30, 2006, the most recent available data. The statement of income data presented below represents the results of operations of KTM for the four most recent quarters ended November 30, 2006:

(In thousands of US $)

Current assets	$294,900
Noncurrent assets	291,800
Current liabilities	167,500
Noncurrent liabilities	188,000
Shareholder’s equity	231,200

(In thousands of US $)

Net sales	$644,400
Gross profit	201,700
Net income	22,100

At December 28, 2006 KTM’s stock was trading at €48.90 with a market capitalization of approximately $445,000,000 U.S. dollars.

Note 8:	Commitments and Contingencies

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2006 the Company had an accrual of $9,169,000 for the probable payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had an accrual of $4,284,000 for the probable payment of pending claims related to discontinued operations at December 31, 2006.

Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $3,761,000, $3,678,000, and $3,590,000 for 2006, 2005 and 2004, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases, at December 31, 2006 total $4,792,000 cumulatively through 2011.

Note 9:	Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax, or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, the loss included $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. During 2006, the Company recorded an additional loss on disposal of discontinued operations of $8,073,000 before tax, or $5,401,000 after tax. This loss includes the estimated costs required to resolve past and potential future product liability litigation claims and warranty expenses related to marine products.

Components of the accrued disposal costs are as follows (in thousands):

			Utilization from
			Closedown
	Balance		Date Through	Balance		Charges	Balance
	Prior To		December 31,	December 31,	Utilization	during	December 31,
	Charge	Charge	2005	2005	During 2006	2006	2006

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$(15,352)	$216	$(688)	$550	$78
Costs related to canceling supplier arrangements	—	14,159	(14,159)	—	—	—	—
Legal, regulatory, personnel and other costs	4,327	2,938	(2,088)	5,177	(8,416)	7,523	4,284
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	(6,895)	—	—	—	—

Total	$8,287	$35,600	$(38,494)	$5,393	$(9,104)	$8,073	$4,362

The financial results of the marine products division included in discontinued operations are as follows (in thousands):

Discontinued Operations

	For the Years Ended December 31,
	2006	2005	2004

Sales	$—	$3,831	$49,769

Loss on discontinued operations before income tax benefit	$(1,214)	$(1,503)	$(12,623)
Income tax (benefit)	(402)	(496)	(4,166)

Loss from discontinued operations, net of tax	$(812)	$(1,007)	$(8,457)

Loss on disposal of discontinued operations	$(8,073)	—	$(35,600)
Income tax (benefit)	(2,672)	—	(11,748)

Loss on disposal of discontinued operations, net of tax	$(5,401)	—	$(23,852)

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2006	2005

Accounts receivable	—	—
Inventory	$—	$113

Total current assets	—	113
Net property and equipment	—	—

Total assets	$—	$113

Accounts payable	$—	$—
Accrued expenses	4,362	5,393

Current liabilities	$4,362	$5,393

Note 10:	Segment Reporting

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

The following data relates to Polaris’ foreign continuing operations (in thousands of U.S. dollars):

	For the Years Ended December 31,
	2006	2005	2004

Canadian subsidiary:
Sales from continuing operations	$198,291	$204,458	$197,344
Identifiable assets	13,766	24,590	26,108
Other foreign countries:
Sales from continuing operations	$232,641	$232,764	$194,184
Identifiable assets	78,975	68,536	73,357

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Quarterly Financial Data (unaudited)

	Continuing Operations
				Diluted		Diluted
				Net Income		Net Income
	Sales	Gross Profit	Net Income	per Share	Net Income	per Share
	(In thousands, except per share data)

2006
First Quarter	$333,509	$67,392	$11,193	$0.26	$11,530	$0.27
Second Quarter	384,335	83,429	22,729	0.53	20,571	0.48
Third Quarter	490,090	102,651	42,743	1.04	42,484	1.03
Fourth Quarter	448,584	105,887	36,126	0.93	32,400	0.83

Totals	$1,656,518	$359,359	$112,791	$2.72	$106,985	$2.58

2005
First Quarter	$358,312	$82,575	$17,864	$0.40	$17,589	$0.39
Second Quarter	442,296	94,834	29,133	0.66	28,988	0.66
Third Quarter	543,124	124,902	48,609	1.11	48,344	1.11
Fourth Quarter	526,087	108,721	42,115	0.99	41,793	0.98

Totals	$1,869,819	$411,032	$137,721	$3.15	$136,714	$3.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

The information under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 4, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert.

The information under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

(d) Compliance with Section 16(a) of the Exchange Act

The information under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

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

A copy of our Code of Business Conduct and Ethics will be furnished to any shareholder or other interested party who submits a written request for it. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above under the heading “waivers.”.

Item 11.	Executive Compensation

The information under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards and Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance — Corporate Governance Guidelines and Independence” and “— Certain Relationships and Related Transactions” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Independent Registered Public Accounting Firm” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 27 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 58 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 59 to 61.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 21, 2007, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b)	Exhibits

Included in Item 15(a)(3) above.

(c)	Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 1, 2007.

POLARIS INDUSTRIES INC.

By:
/s/  Thomas C. Tiller
     Thomas C. Tiller
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R. Palen Gregory R. Palen	Chairman and Director	March 1, 2007

/s/ Thomas C. Tiller Thomas C. Tiller	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Michael W. Malone Michael W. Malone	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2007

* Andris A. Baltins	Director	March 1, 2007

* Robert L. Caulk	Director	March 1, 2007

* Annette K. Clayton	Director	March 1, 2007

* John R. Menard, Jr.	Director	March 1, 2007

* R. M. Schreck	Director	March 1, 2007

* William G. Van Dyke	Director	March 1, 2007

* Richard A. Zona	Director	March 1, 2007

*By: /s/ Thomas C. Tiller (Thomas C. Tiller Attorney-in-Fact)		March 1, 2007

*	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Polaris Industries Inc.:

We have audited the consolidated financial statements of Polaris Industries Inc. as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 21, 2007 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedules listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules for the years ended December 31, 2006, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
February 21, 2007

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period

2004: Deducted from asset accounts — Allowance for doubtful accounts receivable	$5,638	$1,647	$(2,951)	$4,334

2005: Deducted from asset accounts — Allowance for doubtful accounts receivable	$4,334	$1,190	$(2,635)	$2,889

2006: Deducted from asset accounts — Allowance for doubtful accounts receivable	$2,889	$1,133	$(458)	$3,564

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2004: Deducted from asset accounts — Allowance for obsolete inventory	$10,528	$6,030	$(6,488)	$10,070

2005: Deducted from asset accounts — Allowance for obsolete inventory	$10,070	$10,099	$(8,260)	$11,909

2006: Deducted from asset accounts — Allowance for obsolete inventory	$11,909	$6,933	$(6,755)	$12,087

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2006

Exhibit
Number		Description

2	.a	Call Option Agreement dated as of July 18, 2005, by and between Polaris Beteiligungsverwaltungs GmbH and Cross Industries AG, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 19, 2005.
3	.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
	.b	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
4	.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
	.b	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed May 25, 2000.
10	.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
	.b	Registration Rights Agreement between and among the Company, Victor K. Atkins, EIP I Inc., EIP Holdings Inc. and LB I Group Inc., incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
	.c	Polaris 401(K) Retirement Savings Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed January 11, 2000 (No. 333-94451).
	.d	Polaris Industries Inc. Supplemental Retirement/Savings Plan incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
	.e	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
	.f	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed May 5, 1999 (No. 333-77765).
	.g	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.h	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.i	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
	.j	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.g to the Company’s Current Report on Form 8-K, filed April 26, 2005.*
	.k	Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*

Exhibit
Number	Description

.l	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*
.m	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to the Chief Executive Officer under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Annex B to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
.n	Amended and Restated Polaris Industries Inc. Employee Stock Purchase Plan.
.o	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
.p	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed November 17, 2003 (No. 333-110541).*
.q	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
.r	Polaris Industries Inc. Long Term Incentive Plan, incorporated by reference to Exhibit 10.r to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
.s	Employment Agreement between the Company and Thomas C. Tiller dated January 18, 2007, incorporated by reference to Exhibit 10.q to the Company’s Current Report on Form 8-K, filed January 18, 2007.*
.t	Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*
.u	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
.v	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
.w	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
.x	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
.y	Fourth Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated March 27, 2006, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
.z	Credit Agreement dated December 4, 2006, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A. and Royal Bank of Canada, as syndication agents, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed December 8, 2006.
.aa	Master Confirmation dated December 5, 2006 between the Company and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.ff to the Company’s Current Report on From 8-K, filed December 8, 2006
.bb	Revolving Program Agreement between Polaris Sales Inc. and HSBC Bank Nevada, National Association, formerly known as Household Bank (SB), N.A., dated August 10, 2005, incorporated by reference to Exhibit 10.u to the Company’s Current Report on Form 8-K, filed August 12, 2005.

Exhibit
Number		Description

	.cc	Share Purchase Agreement dated December 22, 2006 between the Company and Polaris Austria GmbH, Cross Industries AG and Eternit Holding GmbH, incorporated by reference to Exhibit 10.gg to the Company’s Current Report on Form 8-K filed December 22, 2006, as amended by Supplement to Share Purchase Agreement dated February 15, 2007, incorporated by reference to Exhibit 10.hh to the Company’s Current Report on Form 8-K filed February 20, 2007.
13		Portions of the Annual Report to Security Holders for the Year Ended December 31, 2006 included pursuant to Note 2 to General Instruction G.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP.
24		Power of Attorney.
31	.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31	.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32	.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.