Form 10-Q
period 2007-03-31
POLARIS INDUSTRIES INC/MN
filed 2007-04-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 26, 2007, 35,763,326 shares of Common Stock of the issuer were outstanding.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended March 31, 2007
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2007

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,115	$19,566
Trade receivables, net	51,957	63,815
Inventories, net	236,739	230,533
Prepaid expenses and other	17,192	19,940
Deferred income taxes	55,927	59,107

Total current assets	406,930	392,961
Property and equipment, net	205,511	204,001
Investments in finance affiliate	47,879	55,629
Investments in manufacturing affiliates	43,097	99,433
Deferred income taxes	3,212	1,595
Goodwill, net	25,082	25,040
Intangibles and other assets, net	110	132

Total Assets	$731,821	$778,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$105,795	$100,672
Accrued expenses	195,196	252,446
Income taxes payable	684	3,940
Current liabilities from discontinued operations	4,290	4,362

Total current liabilities	305,965	361,420
Long term taxes payable	5,440	—
Borrowings under credit agreement	243,000	250,000

Total Liabilities	$554,405	$611,420

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 35,618 and 35,455 shares issued and outstanding	$356	$355
Additional paid-in capital	—	—
Retained earnings	160,979	152,219
Accumulated other comprehensive income	16,081	14,797

Total shareholders’ equity	177,416	167,371

Total Liabilities and Shareholders’ Equity	$731,821	$778,791

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	First Quarter Ended March 31,
	2007	2006
Sales	$317,713	$333,509
Cost of sales	252,778	266,117

Gross profit	64,935	67,392
Operating expenses
Selling and marketing	27,475	28,320
Research and development	18,551	16,497
General and administrative	15,491	15,824

Total operating expenses	61,517	60,641

Income from financial services	12,626	9,326

Operating Income	16,044	16,077

Non-operating Expense
Interest expense	4,780	1,513
Equity in loss (income) of manufacturing affiliates	34	(1,183)
Gain on sale of manufacturing affiliate shares	(4,840)	—
Other (income), net	(2,744)	(717)

Income before income taxes	18,814	16,464

Provision for Income Taxes	6,263	5,271

Net Income from continuing operations	$12,551	$11,193
Loss from discontinued operations, net of tax	(158)	(70)

Net income before cumulative effect of accounting change	$12,393	$11,123
Cumulative effect of accounting change, net of tax	—	407

Net Income	$12,393	$11,530

Basic Net Income per share
Continuing operations	$0.35	$0.27
Loss from discontinued operations	$(0.00)	$(0.00)
Cumulative effect of accounting change	—	0.01

Net Income	$0.35	$0.28

Diluted Net Income per share
Continuing operations	$0.34	$0.26
Loss from discontinued operations	$(0.00)	$(0.00)
Cumulative effect of accounting change	—	0.01

Net Income	$0.34	$0.27

Weighted average shares outstanding:
Basic	35,492	41,791
Diluted	36,552	43,124
All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	First Quarter Ended March 31,
	2007	2006
Operating Activities:
Net income before cumulative effect of accounting change	$12,393	$11,123
Net loss from discontinued operations	158	70
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	12,792	14,117
Noncash compensation	5,208	5,628
Noncash (income) from financial services	(1,231)	(3,845)
Noncash loss (income) from manufacturing affiliates	34	(1,183)
Deferred income taxes	1,562	4,411
Changes in current operating items:
Trade receivables	11,858	17,638
Inventories	(6,205)	(17,984)
Accounts payable	5,124	895
Accrued expenses	(57,250)	(71,425)
Income taxes payable	2,184	(4,480)
Prepaid expenses and others, net	(1,405)	1,948

Net cash used for continuing operations	(14,778)	(43,087)
Net cash flow used for discontinued operations	(229)	(665)

Net cash used for operating activities	(15,007)	(43,752)

Investing Activities:
Purchase of property and equipment	(14,307)	(14,023)
Investments in finance affiliate, net	8,980	11,087
Proceeds from sale of shares of manufacturing affiliate	61,723	—

Net cash provided by (used for) investing activities	56,396	(2,936)

Financing Activities:
Borrowings under credit agreement	152,000	199,000
Repayments under credit agreement	(159,000)	(137,000)
Repurchase and retirement of common shares	(649)	(16,413)
Cash dividends to shareholders	(11,922)	(12,807)
Proceeds from stock issuances under employee plans	3,280	1,121
Tax effect of exercise of stock options	451	4,025

Net cash provided by (used for) financing activities	(15,840)	37,926

Net increase (decrease) in cash and cash equivalents	25,549	(8,762)

Cash and cash equivalents at beginning of period	19,566	19,675

Cash and cash equivalents at end of period	$45,115	$10,913

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees. See Note 2 for further discussion.
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the marine products division’s financial results are reported separately as discontinued operations for all periods presented.
New Accounting Pronouncement
During the first quarter of 2007 Polaris adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by Polaris resulted in no cumulative effect of accounting change being recorded by Polaris as of January 1, 2007. Polaris had liabilities recorded related to unrecognized tax benefits totaling $5,440,000 and $5,378,000 at March 31, 2007 and December 31, 2006, respectively. At December 31, 2006 the liability was classified as Income taxes payable. The March 31, 2007 liability was classified as Long term taxes payable in the accompanying consolidated balance sheets in accordance with FIN 48. Polaris recognizes potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the Consolidated statements of income. Polaris had reserves related to potential interest of $694,000 recorded as a component of the liability at March 31, 2007. The entire amount of the liability at March 31, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2002.
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

The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Accrued warranty reserve, beginning	$27,303	$28,178
Additions charged to expense	10,466	9,103
Warranty claims paid	(11,222)	(14,435)

Accrued warranty reserve, ending	$26,547	$22,846

NOTE 2. Share-Based Employee Compensation
In the first quarter ended March 31, 2006 Polaris adopted Financial Accounting Standards Board (“FASB”) SFAS 123(R), which requires companies to recognize in the financial statements the grant date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change.
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
Total share-based compensation expenses are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Option plan	$1,962	$2,078
Other share-based awards	1,885	1,550

Total share-based compensation before tax	3,847	3,628
Tax benefit	1,515	1,390

Total share-based compensation expense included in net income	$2,332	$2,238

     At March 31, 2007 there was $28,261,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation is $14,102,000 related to stock options and $14,159,000 related to restricted stock.
NOTE 3. Inventories
     Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials and purchased components	$36,224	$19,391
Service parts, garments and accessories	66,144	67,302
Finished goods	147,423	155,927
Less: reserves	(13,052)	(12,087)

Inventories	$236,739	$230,533

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 5.72 percent at March 31, 2007).

Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement is to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line until June 2007.
As of March 31, 2007, total borrowings under the bank line of credit arrangement were $243,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance. The net amount financed for dealers under this arrangement at March 31, 2007, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $655,073,000 which includes $136,186,000 in the Polaris Acceptance portfolio and $518,887,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2007, the potential 15 percent aggregate repurchase obligation is approximately $89,863,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at March 31, 2007 of $47,879,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying Consolidated statements of income.
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC will continue managing the Polaris private label revolving credit card program under the StarCard label. The terms of the agreement became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
A wholly owned subsidiary of Polaris entered into a new multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the agreement became effective April 1, 2006. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and as of December 31, 2006 had a 25 percent ownership interest in KTM. During the third quarter of 2006, the Company announced that it had been informed by Cross of Cross’ intention to retain its majority interest in KTM and not sell its majority interest in KTM to Polaris. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58,506,000 million Euros. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. On February 20, 2007, Polaris completed the first closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement. Approximately 1,107,000 shares were delivered to a subsidiary of Cross at a purchase price of approximately 46,962,000 Euros or $61,723,000. As a result of the sale transaction, Polaris recorded in the first quarter 2007 a gain on the sale of the KTM investment of $4,840,000 pre-tax, or approximately $0.09 per diluted share, after tax, due to the recognition of previously unrealized translation gains recorded in Accumulated other comprehensive income, a component of Shareholders’ Equity. The December 2006 agreement provides for the completion of the sale of approximately 272,000 additional shares of KTM stock on or before June 15, 2007. At the conclusion of the second stage of the transaction, Polaris will then hold ownership of approximately 345,000 shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $43,097,000 at March 31, 2007 and $99,433,000 at December 31, 2006. The investment in Robin is accounted for under the equity method. The investment in KTM was accounted for under the equity method at December 31, 2006. With the first closing of the sale of KTM shares on February 20, 2007, the investment is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities. The 272,000 shares covered under the second stage of the share purchase agreement have a fair value equal to the purchase price in that agreement. The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (54.15 Euros as of March 31, 2007). The total fair value of these securities as of March 31, 2007 is $40,253,000 and unrealized holding gains of $4,814,000 relating to these securities are included as a component of Accumulated other comprehensive income in the March 31, 2007 Consolidated balance sheet. Polaris’ allocable share of income in these investments was a loss of $34,000 and income of $1,183,000 for the three months ended March 31, 2007 and 2006, respectively, which are recorded in Equity in loss (income) of manufacturing affiliates in the accompanying consolidated statements of income. During the first quarter of 2007 prior to February 20, 2007, the Company recorded income, net of tax, of $1,185,000 related to its 25 percent equity ownership in KTM and also recorded a corresponding impairment charge in order to adjust the asset carrying value of the shares to equal the sales price in the share purchase agreement on a per share basis. This impairment charge was also included as a component of Equity in loss (income) of manufacturing affiliates in the accompanying consolidates statements of income.
NOTE 7. Shareholders’ Equity
During the first three months of 2007, Polaris paid $649,000 to repurchase and retire approximately 13,000 shares of its common stock. In December 2006, the Company had repurchased 3,550,000 shares of Polaris common stock through an accelerated share repurchase agreement with Goldman, Sachs & Co. As of March 31, 2007, the Company has authorization from its Board of Directors to repurchase up to an additional 4,765,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.34 per share on February 15, 2007 to holders of record on February 1, 2007.
On April 19, 2007, the Polaris Board of Directors declared a regular cash dividend of $0.34 per share payable on or about May 15, 2007 to holders of record of such shares at the close of business on May 1, 2007.
Net Income per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Polaris Industries Inc Deferred Compensation Plan for Directors (“Director Plan”) and the Employee Stock Ownership Plan (“ESOP”). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of outstanding stock options and certain shares issued under the Polaris Industries Inc. Restricted Stock Plan.

     A reconciliation of these amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Weighted average number of common shares outstanding	35,230	41,535
Director Plan	82	73
ESOP	180	183

Weighted average shares outstanding — basic	35,492	41,791
Net effect of dilutive stock options and restricted stock	1,060	1,333

Weighted average shares outstanding — diluted	36,552	43,124

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Net income	$12,393	$11,530
Other comprehensive income:
Foreign currency translation adjustments, net	(3,971)	1,900
Unrealized gain on available for sale securities	4,814	—
Unrealized gain on derivative instruments, net	441	1,509

Comprehensive income	$13,677	$14,939

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
Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is not probable that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position.
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
Interest Rate Swap Agreements
Polaris has an interest rate swap agreement expiring in June 2007 related to $18,000,000 of debt that has been designated as and meets the criteria of a cash flow hedge. At March 31, 2007, the fair value of the interest rate swap agreement was an unrealized loss of $87,000, which is recorded net of tax as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity.
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

At March 31, 2007, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $20,845,000, and an unrealized loss of $92,000 and open Canadian dollar contracts with notional amounts totaling U.S. $49,600,000 and an unrealized gain of $0. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The Company also had open Euro foreign exchange derivative contracts in place related to the second stage of the sale of KTM shares with notional amounts totaling U.S. $15,264,000 and an unrealized loss of $196,000. These Euro contracts did not meet the criteria for hedge accounting and the resulting unrealized loss was included in the consolidated statements of income as a non-operating other expense.
NOTE 10. Discontinued Operations
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax or $23,852,000 after tax. In addition, there were $8,287,000 of liabilities related to the marine products division at the time of the exit announcement. During 2006, the Company recorded additional losses on disposal of discontinued operations of $8,073,000 before tax, or $5,401,000 after tax. This loss includes the expected future cash payments required to support additional product liability litigation claims and warranty expenses related to marine products.
Total cash outlays of $72,000 were made in the first quarter 2007 related to warranty liabilities. Total cash outlays of $47,670,000 have been made since the marine products division exit announcement.
Utilization of components of the accrued disposal costs during the first quarter period ended March 31, 2007 is as follows (in thousands):

		Utilization
		Three Months
	Balance	Ended	Balance
	December 31,	March 31,	March 31,
	2006	2007	2007
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$78	$(72)	$6
Legal, regulatory, personnel and other costs	4,284	—	4,284

Total	$4,362	$(72)	$4,290

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months
	Ended March 31,
	2007	2006
Sales	$—	$—

Loss on discontinued operations before income tax benefit	(239)	(107)
Income tax (benefit)	(81)	(37)

Loss on discontinued operations, net of tax	$(158)	$(70)

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters ended March 31, 2007 and 2006. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the first quarter ended March 31, 2007, Polaris reported net income from continuing operations of $0.34 per diluted share, compared to net income from continuing operations of $0.26 per diluted share for the same period ended March 31, 2006. Net income from continuing operations was $12.6 million for the quarter ended March 31, 2007 compared to net income from continuing operations of $11.2 million for the comparable period in 2006. Sales for the first quarter 2007 totaled $317.7 million, a decrease of five percent compared to sales of $333.5 million for the first quarter 2006.
On February 20, 2007, Polaris completed the first closing of its sale of KTM Power Sports AG (“KTM”) shares under the terms of the December 2006 agreement. Approximately 1,107,000 shares were sold at a price of approximately $61.7 million. As a result of the sale transaction, Polaris recorded in the first quarter 2007 a gain on the sale of the KTM investment of $4.8 million pre-tax, or approximately $0.09 per diluted share after tax, due to the recognition of previously unrealized translation gains recorded in Accumulated other comprehensive income, a component of Shareholders’ Equity.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $317.7 million in the first quarter 2007, a five percent decrease from $333.5 million in sales for the same period in 2006.
Sales of ATVs were $222.5 million in the first quarter 2007, a decrease of nine percent from the first quarter 2006 sales of $243.6 million. As planned, shipments of core ATVs to dealers in North America decreased during the first quarter 2007 in response to elevated dealer inventory levels and weaker overall market conditions. The RANGER™ utility vehicle product line continued to experience double-digit growth in shipments and retail sales during the quarter. For the period ended March 31, 2007, the average ATV per unit sales price increased four percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ product.
Sales of snowmobiles were $2.9 million for the first quarter 2007 compared to sales of $2.5 million for the comparable quarter in 2006. The first quarter is historically a seasonally low quarter for snowmobile shipments. The average snowmobile per unit sales price for the first quarter 2007 decreased 13 percent compared to the same period last year due to increased promotional activity.
Sales of Victory motorcycles were $26.6 million for the first quarter 2007, a five percent increase from $25.3 million for the comparable period in 2006. The increase is primarily driven by the ongoing excitement around the Victory brand and the strengthening of the dealer channel. The average per unit sales price for Victory motorcycles decreased two percent during the first quarter compared to the same period in 2006 due to a slight product mix change.
PG&A sales were $65.7 million for the first quarter 2007, an increase of six percent from sales of $62.1 million during the first quarter 2006, due to increased sales for ATV and utility vehicle related PG&A during the quarter.
Gross profit for the first quarter 2007 decreased four percent to $64.9 million, compared to $67.4 million for the first quarter 2006. As a percentage of sales, gross profit was 20.4 percent for the 2007 first quarter, an increase of 20 basis points from 20.2 percent for the first quarter of 2006. The gross profit margin was positively impacted by changes to the mix of products sold as more utility vehicles and PG&A, which typically have higher margins, were sold during the first quarter of 2007, partially offset by increased sales promotion costs.

For the first quarter 2007, operating expenses increased one percent to $61.5 million, compared to $60.6 million for the first quarter of 2006. Operating expenses, as a percent of sales, increased to 19.4 percent from 18.2 percent in the first quarter of 2006. Operating expenses increased from the comparable period of the prior year primarily due to a twelve percent increase in research and development expenses related to the exciting new products under development.
Income from financial services increased 35 percent to $12.6 million in the first quarter 2007, compared to $9.3 million in the first quarter 2006, primarily as a result of the increased profitability generated from the retail credit portfolio with HSBC Bank Nevada, National Association (“HSBC”) (formerly known as Household Bank (SB), N.A.).
Interest expense increased to $4.8 million for the 2007 first quarter, compared to $1.5 million for the first quarter of 2006, due to higher debt levels and increased interest rates during the current year period.
Gain on sale of manufacturing affiliate shares was $4.8 million pre-tax, or $0.09 per diluted share after tax, for the first quarter of 2007 resulting from the first closing of the Company’s sale of its KTM investment under the terms of a previously announced agreement. In February 2007 approximately 1.11 million shares were sold at a price of approximately $61.7 million. As a result, the Company recorded a gain on the sale of the KTM investment due to the recognition of previously unrealized translation gains recorded in Accumulated other comprehensive income, a component of Shareholders’ Equity. Equity in income of manufacturing affiliates was $0.0 for the first quarter 2007 compared to $1.2 million for the first quarter 2006. The Company no longer receives a net benefit from its percentage of KTM’s income in Polaris’ income statement.
Non-operating other income increased to $2.7 million in the first quarter of 2007 compared to $0.7 million the first quarter of 2006. The increase is primarily due to the weakening of the U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s first quarter 2007 loss from discontinued operations was $0.2 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $0.1 million, net of tax, or less than $0.01 per diluted share in the first quarter 2006.
Share-Based Payment
Polaris adopted SFAS 123(R) effective as of the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris recorded an after tax benefit of $0.4 million or $0.01 per diluted share on its income statement for the 2006 first quarter resulting from the cumulative effect of the accounting change.
Reported Net Income
Reported net income for the 2007 first quarter, including discontinued operations was $12.4 million, or $0.34 per diluted share compared to net income of $11.5 million, or $0.27 per diluted share in the first quarter of 2006, which included a cumulative effect of adopting SFAS 123(R) in the first quarter 2006.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the first quarter ended March 31, 2007 of 36.6 million shares is 15 percent lower than the comparable period of 2006 due principally to the increased share repurchase activity of the Company during 2006, including an accelerated share repurchase agreement executed in December 2006.
Cash Dividends
Polaris paid a $0.34 per share dividend on February 15, 2007 to shareholders of record on February 1, 2007. On April 19, 2007, the Polaris Board of Directors declared a regular cash dividend of $0.34 per share payable on or about May 15, 2007 to holders of record of such shares at the close of business on May 1, 2007.

Liquidity and Capital Resources
Net cash used for operating activities of continuing operations totaled $14.8 million for the first quarter 2007, an improvement from $43.1 million in the first quarter 2006. Fewer cash payments against accrued expenses along with reduced growth in factory inventories at March 31, 2007 compared to the same time period last year were the primary reasons for the improvement. Net cash provided by investing activities was $56.4 million during the first quarter 2007 and represents the sale of a portion of the Company’s KTM investment during the first quarter 2007 and a reduction of the investment in the finance affiliate offset by purchases of property and equipment. Net cash flow provided by financing activities was a use of funds totaling $15.8 million during the first quarter 2007, which primarily represents a reduction of borrowings under the credit agreement and payment of dividends to shareholders during the 2007 first quarter. Cash and cash equivalents totaled $45.1 million at March 31, 2007 compared to $10.9 million at March 31, 2006.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 5.72 percent at March 31, 2007). At March 31, 2007, Polaris had total outstanding borrowings under the agreement of $243.0 million. The Company’s debt to total capital ratio was 58 percent at Mach 31, 2007 and 18 percent at March 31, 2006. Polaris has entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. At March 31, 2007, the effect of this agreement was to fix the interest rate at 7.21 percent for $18.0 million of any borrowing until June 2007.
The following table summarizes the Company’s significant future contractual obligations at March 31, 2007 (in millions):

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Revolving loan facility	$43.0	—	—	$43.0	—
Term loan	200.0	—	—	200.0	—
Interest expense under term loan agreement	53.4	$11.4	$22.9	19.1	—
Interest expense under swap agreement	0.3	0.3	—	—	—
Engine purchase commitments	14.5	6.7	$7.8	—	—
Operating leases	5.2	2.5	2.3	0.4	—
Capital leases	0.0	0.0	—	—	—

Total	$316.4	$20.9	$33.0	$262.5	—

Additionally, at March 31, 2007, Polaris had letters of credit outstanding of $4.3 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 34.0 million shares of the Company’s common stock. Of that total, approximately 29.2 million shares have been repurchased cumulatively from 1996 through March 31, 2007. During the first quarter ended March 31, 2007, Polaris paid $0.6 million to repurchase and retire approximately 13,000 shares of Polaris’ common stock related to employee stock incentive plans. The Company has authorization from its Board of Directors to repurchase up to an additional 4.8 million shares of Polaris stock as of March 31, 2007. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions.
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
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at March 31, 2007 was $47.9 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At March 31, 2007, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $655.0 million, a nine percent decrease from $722.0 million at March 31, 2006. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
A wholly owned subsidiary of Polaris has entered into a multi-year contract with HSBC under which HSBC will continue managing the Polaris private label revolving credit card program under the StarCard label. The terms of the agreement became effective as of August 1, 2005. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC.
A wholly owned subsidiary of Polaris entered into a new multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank will make available closed-end consumer and commercial credit to customers of Polaris dealers. The terms of the agreement became effective April 1, 2006. The new agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program.
In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58.5 million Euros. The agreement provided for completion of the sale of the KTM shares in two stages. On February 20, 2007, the Company completed the first closing of its sale of KTM shares by selling approximately 1.11 million shares for a purchase price of approximately $61.7 million. As a result of the sale transaction, Polaris recorded in the first quarter 2007 a gain on the sale of the KTM investment of $4.8 million pre-tax, or approximately $0.09 per diluted share after tax, due to the recognition of previously unrealized translation gains recorded in Accumulated other comprehensive income, a component of Shareholders’ Equity.
The completion of the sale of an additional 0.27 million shares is to take place on or before June 15, 2007. At the conclusion of the second stage of the transaction, Polaris will then hold ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.
During calendar year 2006, purchases totaling eleven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’

cost of sales in the first quarter ended March 31, 2007 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2006. At March 31, 2007 Polaris had open Japanese yen foreign exchange hedging contracts in place through the third quarter 2007 with notional amounts totaling $20.8 million with an average rate of approximately 115 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a slightly positive impact on cost of sales for the hedged periods of 2007 when compared to the same periods in the prior year.
Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower gross margin levels in the first quarter ended March 31, 2007 when compared to the same period in 2006. At March 31, 2007 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the third quarter 2007 with notional amounts totaling $49.6 million with an average rate of approximately 0.86 U.S. dollar to Canadian dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will continue to have a slightly negative impact on net income for the hedged periods of 2007 when compared to the same periods in the prior year.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a slightly positive impact on gross margins for the first quarter of 2007 when compared to the same period in 2006.
In connection with the pending sale of the second stage of the Company’s KTM shares, at March 31, 2007 Polaris had open Euro foreign exchange derivative contracts in place through the second quarter 2007 with notional amounts totaling $15.3 million with an average rate of approximately 1.32 Euros to the U.S. dollar.
The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income in the Shareholders’ Equity section of the accompanying consolidated balance sheets. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Throughout 2006 the Company experienced commodity price increases with some of these key raw materials. As a result, during 2006 the Company entered into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. At March 31, 2007 there were no derivative contracts in place for key commodities or raw materials.
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of its critical accounting policies.
Accounting for Uncertainty in Income Taxes: In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007. The adoption of FIN 48 had no material impact on the Company’s financial position or results of operations for the first quarter 2007.
Investment in Manufacturing Affiliates: The investment in KTM was accounted for under the equity method at December 31, 2006. With the first closing of the sale of KTM shares on February 20, 2007 the remaining KTM shares have been classified as available for sales under Financial Accounting Standards Board Statement 115, Accounting for Certain Investments in Debt and Equity Securities. The 272,000 shares covered under the second stage of the share purchase agreement have a fair value equal to the purchase price in that agreement. The remaining approximately 345,000 shares have a fair value equal to the trading price of KTM shares on the Vienna stock exchange.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2006 Annual Report on Form10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; and overall economic conditions, including inflation and consumer confidence and spending.

Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the first quarter 2007.
PART II. OTHER INFORMATION
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Value of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 — 31, 2007	—	—	—	4,778,000
February 1 — 28, 2007	13,000	$48.25	$649,000	4,765,000
March 1 — 31, 2007	—	—	—	4,765,000

Total	13,000	$48.25	$649,000	4,765,000

(1)	Our Board of Directors has approved the repurchase of up to an aggregate of 34.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 29.2 million shares have been repurchased through March 31, 2007. This Program does not have an expiration date.

Item 6-Exhibits
     (a) Exhibits
     Exhibit 10.dd — Polaris Industries Inc. 2007 Omnibus Incentive Plan
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

POLARIS INDUSTRIES INC. (Registrant)
Date: April 27, 2007	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2007	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)