Form 10-Q
period 2007-06-30
POLARIS INDUSTRIES INC/MN
filed 2007-07-31
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     As of July 27, 2007, 35,862,757 shares of Common Stock of the issuer were outstanding.

1 of 25

Polaris Industries Inc. FORM 10-Q
For Quarter Ended June 30, 2007
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2007

2 of 25

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2007
	(Unaudited)	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$33,849	$19,566
Trade receivables, net	53,368	63,815
Inventories, net	267,858	230,533
Prepaid expenses and other	19,421	19,940
Deferred tax assets	58,324	59,107

Total current assets	432,820	392,961

Property and equipment, net	205,598	204,001
Investments in Finance Affiliate	45,521	55,629
Investments in Manufacturing Affiliates	27,929	99,433
Deferred Income Taxes	3,282	1,595
Goodwill, net	25,737	25,040
Intangible and other assets, net	88	132

Total Assets	$740,975	$778,791

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$105,382	$100,672
Accrued expenses	218,445	252,446
Income taxes payable	12,470	3,940
Current liabilities of discontinued operations	4,287	4,362

Total current liabilities	340,584	361,420

Long term taxes payable	5,559	—
Borrowings under credit agreement	200,000	250,000

Total liabilities	$546,143	$611,420

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 35,715 and 35,455 shares issued and outstanding	$357	$355
Additional paid-in capital	—	—
Retained earnings	179,556	152,219
Accumulated other comprehensive income, net	14,919	14,797

Total shareholders’ equity	$194,832	$167,371

Total Liabilities and Shareholders’ Equity	$740,975	$778,791

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

3 of 25

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Sales	$376,902	$384,335	$694,615	$717,844
Cost of sales	290,321	300,906	543,099	567,023

Gross profit	86,581	83,429	151,516	150,821
Operating expenses
Selling and marketing	29,009	26,550	56,484	54,870
Research and development	17,707	20,710	36,258	37,207
General and administrative	17,055	10,294	32,546	26,118

Total operating expenses	63,771	57,554	125,288	118,195

Income from financial services	13,901	11,546	26,527	20,872

Operating Income	36,711	37,421	52,755	53,498

Non-operating Expense (Income):
Interest expense	3,744	2,035	8,524	3,548
Equity in (income) loss of manufacturing affiliates	(36)	222	(2)	(961)
Gain on sale of manufacturing affiliate shares	(1,382)	—	(6,222)	—
Other expense (income), net	(1,456)	816	(4,200)	99

Income before income taxes	35,841	34,348	54,655	50,812

Provision for Income Taxes	12,915	11,619	19,178	16,890

Net Income from continuing operations	$22,926	$22,729	$35,477	$33,922

Loss from discontinued operations, net of tax	(206)	(137)	(364)	(207)
Loss on disposal of discontinued operations, net of tax	—	(2,021)	—	(2,021)
Cumulative effect of accounting change, net of tax	—	—	—	407

Net Income	$22,720	$20,571	$35,113	$32,101

Basic Net Income per share
Continuing operations	$0.64	$0.55	$1.00	$0.82
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss on disposal of discontinued operations, net of tax	$—	$(0.05)	$—	$(0.05)
Cumulative effect of accounting change, net of tax	—	—	—	0.01

Net Income	$0.64	$0.50	$0.99	$0.77

Diluted Net Income per share
Continuing operations	$0.62	$0.53	$0.97	$0.79
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Loss on disposal of discontinued operations, net of tax	$—	$(0.05)	$—	$(0.05)
Cumulative effect of accounting change, net of tax	—	—	—	0.01

Net Income	$0.62	$0.48	$0.96	$0.75

Weighted average shares outstanding:
Basic	35,593	41,394	35,542	41,593

Diluted	36,754	42,575	36,653	42,850

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

4 of 25

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months
	Ended June 30,
	2007	2006
Operating Activities:
Net income before cumulative effect of accounting change	$35,113	$31,694
Net loss from discontinued operations	364	2,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,067	30,782
Noncash compensation	10,573	7,534
Noncash income from financial services	(2,514)	(7,567)
Noncash income from manufacturing affiliates	(2)	(961)
Deferred income taxes	(904)	4,724
Changes in current operating items:
Trade receivables	10,447	22,795
Inventories	(37,325)	(39,281)
Accounts payable	4,710	(3,250)
Accrued expenses	(34,000)	(50,000)
Income taxes payable	14,089	2,230
Prepaid expenses and others, net	(4,997)	8,062

Net cash provided by continuing operations	21,621	8,990
Net cash flow (used for) discontinued operations	(439)	(4,885)

Net cash provided by operating activities	21,182	4,105

Investing Activities:
Purchase of property and equipment	(28,260)	(27,762)
Investments in finance affiliate	12,622	17,296
Proceeds from sale of shares of manufacturing affiliate	77,086	—

Net cash provided by (used for) investing activities	61,448	(10,466)

Financing Activities:
Borrowings under credit agreement	185,000	342,000
Repayments under credit agreement	(235,000)	(269,000)
Repurchase and retirement of common shares	(1,278)	(58,187)
Cash dividends to shareholders	(23,940)	(25,630)
Tax effect of exercise of stock options	1,009	1,698
Proceeds from stock issuances under employee plans	5,862	6,368

Net cash used for financing activities	(68,347)	(2,751)

Net increase (decrease) in cash and cash equivalents	14,283	(9,112)

Cash and cash equivalents at beginning of period	19,566	19,675

Cash and cash equivalents at end of period	$33,849	$10,563

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

5 of 25

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

New Accounting Pronouncement

During the first quarter of 2007 Polaris adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by Polaris resulted in no cumulative effect of accounting change being recorded by Polaris as of January 1, 2007. Polaris had liabilities recorded related to unrecognized tax benefits totaling $5,559,000 and $5,378,000 at June 30, 2007 and December 31, 2006, respectively. At December 31, 2006 the liability was classified as Income taxes payable. The June 30, 2007 liability is classified as Long term taxes payable in the accompanying consolidated balance sheets in accordance with FIN 48. Polaris recognizes potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the Consolidated statements of income. Polaris had reserves related to potential interest of $756,000 recorded as a component of the liability at June 30, 2007. The entire amount of the liability at June 30, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2002.

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

6 of 25

The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Accrued warranty reserve, beginning	$26,547	$22,846	$27,303	$28,178
Additions charged to expense	7,558	5,890	18,024	14,993
Warranty claims paid	(7,534)	(5,909)	(18,756)	(20,344)

Accrued warranty reserve, ending	$26,571	$22,827	$26,571	$22,827

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

Total share-based compensation expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Option plan	$1,466	$2,166	$3,428	$4,244
Other share-based awards	2,841	(4,155)	4,726	(2,604)

Total share-based compensation before tax	4,307	(1,989)	8,154	1,640
Tax benefit (expense)	1,902	(771)	3,417	748

Total share-based compensation expense included in net income	$2,405	$(1,218)	$4,737	$892

     In addition to the above share-base compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (‘ESOP”). Shares allocated to eligible participants accounts vest immediately and require no cash payments from the recipient.
     At June 30, 2007 there was $24,691,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years. Included in unrecognized share-based compensation is $11,802,000 related to stock options and $12,889,000 related to restricted stock.
NOTE 3. Inventories
     Inventories are stated as the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials and purchased components	$34,030	$19,391
Service parts, garments and accessories	69,682	67,302
Finished goods	177,589	155,927
Less: reserves	(13,443)	(12,087)

Inventories	$267,858	$230,533

7 of 25

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 5.82 percent at June 30, 2007).

Polaris had entered into an interest rate swap agreement to manage exposures to fluctuations in interest rates. The effect of this agreement was to fix the interest rate at 7.21 percent for $18,000,000 of borrowings under the credit line. This agreement expired in June 2007.

As of June 30, 2007, total borrowings under the bank line of credit arrangement were $200,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance. The net amount financed for dealers under this arrangement at June 30, 2007, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $606,290,000 which includes $133,739,000 in the Polaris Acceptance portfolio and $472,551,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2007, the potential 15 percent aggregate repurchase obligation is approximately $89,863,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at June 30, 2007 of $45,521,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end consumer and commercial credit to customers of Polaris dealers. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

8 of 25

NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and as of December 31, 2006 had a 25 percent ownership interest in KTM. During the third quarter of 2006, the Company announced that it had been informed by Cross Industries AG (“Cross”) of Cross’ intention to retain its majority interest in KTM and not sell its majority interest in KTM to Polaris. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58,506,000 million Euros. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. On June 15, 2007, Polaris completed the second and final closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement as supplemented on February 20, 2007. Approximately 272,000 shares were delivered to a subsidiary of Cross at a purchase price of 11,543,000 Euros or $15,363,000. As a result of the sale transaction, Polaris recorded in the second quarter 2007 a gain on the sale of the KTM investment of $1,382,000 pre-tax, or approximately $0.02 per diluted share, after tax, due to the recognition of previously unrealized translation gains recorded in Accumulated other comprehensive income, a component of Shareholders’ Equity. Polaris now holds ownership of approximately 345,000 shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $27,929,000 at June 30, 2007 and $99,433,000 at December 31, 2006. The investment in Robin is accounted for under the equity method. The investment in KTM was accounted for under the equity method at December 31, 2006. With the first closing of the sale of KTM shares on February 20, 2007, the investment is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities. The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, ($54.00 Euros as of June 30, 2007). The total fair value of these securities as of June 30, 2007 is $25,049,000 and unrealized holding gains of $4,780,000 relating to these securities are included as a component of Accumulated other comprehensive income in the June 30, 2007 Consolidated balance sheet. Polaris’ allocable share of income in these investments was income of $36,000 and a loss of $222,000 for the three months ended June 30, 2007 and 2006, respectively, which are recorded in Equity in (income) loss of manufacturing affiliates in the accompanying consolidated statements of income. Polaris’ allocable share of the operating results of these investments for the six month periods ended June 30, 2007 and 2006 totaled $2,000 and $961,000 of income, respectively.
NOTE 7. Shareholders’ Equity
During the first six months of 2007, Polaris paid $1,278,000 to repurchase and retire approximately 25,000 shares of its common stock. In December 2006, the Company had repurchased 3,550,000 shares of Polaris common stock through an accelerated share repurchase agreement with Goldman, Sachs & Co. As of June 30, 2007, the Company has authorization from its Board of Directors to repurchase up to an additional 4,753,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.

Polaris paid a regular cash dividend of $0.34 per share on May 15, 2007 to holders of record on May 1, 2007.

On July 26, 2007, the Polaris Board of Directors declared a regular cash dividend of $0.34 per share payable on or about August 15, 2007 to holders of record of such shares at the close of business on August 1, 2007.

Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Employee Stock Ownership Plan (“ESOP”). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of outstanding stock options and certain shares issued under the Polaris Industries Inc. Restricted Stock Plan.

9 of 25

A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding	35,351	41,091	35,290	41,313
Director Plan	82	73	82	73
ESOP	160	230	170	207

Weighted average shares outstanding — basic	35,593	41,394	35,542	41,593
Net effect of dilutive stock options and restricted stock	1,161	1,181	1,111	1,257

Weighted average shares outstanding — diluted	36,754	42,575	36,653	42,850

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$22,720	$20,571	$35,113	$32,101
Other comprehensive income:
Foreign currency translation adjustments, net	1,641	5,923	(2,330)	7,823
Unrealized gain (loss) on available for sale securities	(34)	—	4,780	—
Unrealized gain (loss) on derivative instruments, net	(2,769)	(251)	(2,328)	1,258

Comprehensive income	$21,558	$26,243	$35,235	$41,182

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

Interest Rate Swap Agreements

Polaris had an interest rate swap agreement related to $18,000,000 of debt. In June 2007, the interest rate swap agreement expired.

10 of 25

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

At June 30, 2007, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $19,674,000, and an unrealized loss of $499,000 and open Canadian dollar contracts with notional amounts totaling U.S. $122,204,000 and an unrealized gain of $4,146,000. These contracts met the criteria for cash flow hedges and the net unrealized gains, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The Company had no open Euro foreign exchange derivative contracts in place at June 30, 2007.
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

Total cash outlays of $3,000 were made in the second quarter 2007 related to warranty liabilities. Total cash outlays of $47,673,000 have been made since the marine products division exit announcement.

Utilization of components of the accrued disposal costs during the second quarter and year-to-date periods ended June 30, 2007 is as follows (in thousands):

				Utilization
		Utilization		Three
		Three Months		Months
	Balance	Ended	Balance	Ended	Balance
	December 31,	March 31,	March 31,	June 30,	June 30,
	2006	2007	2007	2007	2007
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$78	$(72)	$6	$(3)	$3
Legal, regulatory, personnel and other costs	4,284	—	4,284	—	4,284

Total	$4,362	$(72)	$4,290	$(3)	$4,287

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Sales	$—	$—	$—	$—

Loss on discontinued operations before income tax benefit	(314)	(208)	(553)	(315)
Income tax (benefit)	(108)	(71)	(189)	(108)

Loss on discontinued operations, net of tax	($206)	($137)	($364)	($207)

Loss on disposal of discontinued operations, net of tax	$—	($2,021)	$—	($2,021)

11 of 25

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters and year-to-date periods ended June 30, 2007 and 2006. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the second quarter ended June 30, 2007, Polaris reported net income from continuing operations of $0.62 per diluted share, compared to net income from continuing operations of $0.53 per diluted share for the same period ended June 30, 2006. Net income from continuing operations was $22.9 million for the quarter ended June 30, 2007 compared to net income from continuing operations of $22.7 million for the comparable period in 2006. The weighted average diluted shares outstanding for the second quarter ended June 30, 2007 is 14 percent lower than the comparable period of 2006 due to the increased share repurchase activity throughout 2006, including an accelerated share repurchase agreement executed in December 2006 where Polaris repurchased 3.55 million shares of Polaris common stock. Sales for the second quarter 2007 totaled $376.9 million, a decrease of two percent compared to sales of $384.3 million for the second quarter 2006.

In June 2007 Polaris completed the second and final closing of its sale of shares of KTM Power Sports AG (“KTM”) to a subsidiary of KTM’s largest shareholder, Cross Industries AG (“Cross”), under the terms of a previously announced agreement dated December 22, 2006, as supplemented on February 20, 2007. Approximately 0.27 million shares were delivered at a purchase price of approximately $15.4 million. As a result of the second closing, Polaris recorded in the second quarter 2007 a gain on the sale of the KTM investment of approximately $1.4 million pre-tax or approximately $0.02 per diluted share, after tax. Polaris now holds approximately 0.34 million KTM shares, representing slightly less than 5 percent of KTM’s outstanding shares.

The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $376.9 million in the second quarter 2007, a two percent decrease from $384.3 million in sales for the same period in 2006.

Sales of ATVs were $282.1 million in the second quarter 2007, a decrease of two percent from the second quarter 2006 sales of $286.7 million. This decrease reflects the planned reduction in shipments of ATVs to dealers in North America during the second quarter 2007 in our effort to assist dealers in reducing their inventory levels and the weak overall market conditions. Dealer inventories of ATVs at June 30, 2007 are dramatically lower than the prior year and the Company anticipates that the planned ATV dealer inventory reduction will be substantially completed in the third quarter 2007. Sales of the RANGER™ side-by-side vehicle product line during the second quarter experienced double digit growth in shipments and retail sales. Additionally, shipments to dealers of the new RANGER RZR™ began in the second quarter 2007 and have been extremely well received by consumers. Year-to-date 2007 ATV sales decreased five percent from the same period in 2006 to a total of $504.5 million. For the six month period ended June 30, 2007, the average ATV per unit sales price increased four percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ products.

Sales of snowmobiles were $4.4 million for the second quarter 2007 compared to sales of $5.3 million for the comparable quarter in 2006. The second quarter is historically a seasonally low quarter for snowmobile shipments with deliveries to dealers ramping up significantly in the second half of the year. For the year-to-date 2007 period, snowmobile sales declined six percent to $7.3 million from $7.8 million for the prior year-to-date period. The average snowmobile per unit sales price for the first six months of 2007 decreased 23 percent compared to the same period last year primarily due to increased promotions during the 2007 period.

Sales of Victory motorcycles were $29.0 million for the second quarter 2007, a four percent increase from $27.8 million for the comparable period in 2006. Year-to-date 2007 Victory motorcycle sales increased five percent over the comparable period of 2006, to a total of $55.6 million. This increase in sales during the second quarter and year-to-date 2007 periods, reflects wider acceptance of the motorcycles and improved brand recognition despite a year-to-date decline in the overall motorcycle industry in North America. The average per unit sales price for Victory motorcycles decreased two percent during the year-to-date period compared to the same period in 2006 due to a slight product mix change and increased promotions.

12 of 25

PG&A sales were $61.4 million for the second quarter 2007, a decrease of five percent from sales of $64.5 million during the second quarter 2006, driven primarily by decreased sales of pre-season snowmobile related PG&A during the second quarter. For the six month period ended June 30, 2007, PG&A sales were slightly higher at $127.1 million compared to $126.6 million for the 2006 six month period.

Gross profit for the second quarter 2007 increased four percent to $86.6 million, compared to $83.4 million for the second quarter 2006. For the year-to-date period ended June 30, 2007, gross profit increased one percent to $151.5 million compared to $150.8 million in the comparable period in 2006. As a percentage of sales, gross profit was 23.0 percent for the 2007 second quarter, an increase of 130 basis points from 21.7 percent for the second quarter of 2006. Year-to-date, as a percentage of sales, gross profit was 21.8 percent compared to 21.0 percent for the same period last year. The gross profit margin percentage and absolute dollar increase in gross profit for the second quarter and year-to-date periods in 2007 was due to the positive impact of increased sales of higher gross margin products, such as RANGER side-by-side vehicles, and favorable foreign currency fluctuations, which were partially offset by increased sales promotion costs.

For the second quarter 2007, operating expenses increased 11 percent to $63.8 million, compared to $57.6 million for the second quarter of 2006. For the year-to-date 2007 period, operating expenses increased six percent to $125.3 million compared to $118.2 million for the same period in 2006. Operating expenses, as a percent of sales for the second quarter 2007, increased to 16.9 percent from 15.0 percent in the second quarter of 2006. The increased operating expenses during the second quarter can be partially attributed to additional selling and marketing expenses resulting from higher advertising costs that were necessary to become more competitive in certain segments of the ATV industry. Operating expenses were also impacted by increased general and administrative expenses due to higher performance based compensation expenses as a result of the Company’s improved financial performance in 2007 as compared to 2006. During 2006, the Company reversed certain incentive compensation costs recognized in prior periods for which the achievement of the threshold performance criteria under the plans was not longer considered probable.

Income from financial services increased 20 percent to $13.9 million in the second quarter 2007, compared to $11.5 million in the second quarter 2006. Income from financial services for the year-to-date period ended June 30, 2007 increased 27 percent to $26.5 million compared to $20.9 million for the same period in 2006. The primarily reason for the increase in Income from financial services is the increased profitability generated from the retail credit portfolio with HSBC Bank Nevada, National Association (“HSBC”) (formerly known as Household Bank (SB), N.A.), and, in particular, the financing of non-Polaris products at Polaris dealerships. During the second quarter 2007, HSBC informed the Company of its decision to discontinue financing of non-Polaris products under the HSBC agreement, effective July 1, 2007. As a result, Polaris now expects the income from financial services generated in the second half of 2007 to be lower than that generated in the second half of 2006.

Interest expense increased to $3.7 million and $8.5 million for the 2007 second quarter and year-to-date periods, respectively, compared to $2.0 million and $3.5 million for the second quarter and year-to-date periods, respectively, of 2006. The increase is due to higher debt levels and increased interest rates during the 2007 periods.

Gain on sale of manufacturing affiliate shares was $1.4 million pre-tax, or $0.02 per diluted share after tax, for the second quarter of 2007 resulting from the second and final closing of the Company’s sale of its KTM investment under the terms of a previously announced agreement. Polaris now holds approximately 0.34 million KTM shares, representing slightly less than five percent of KTM’s outstanding shares. Equity in income of manufacturing affiliates was $0.0 for the second quarter 2007 compared to $0.2 million loss for the second quarter 2006. The Company no longer receives a net benefit from its percentage of KTM’s income in Polaris’ income statement. The year-to-date gain on sale of manufacturing affiliates was $6.2 million in 2007 compared to $0 in 2006 due to the completion of the first and second closing of the Company’s sale of its KTM investment.

Non-operating other income was $1.5 million in the second quarter of 2007 and $4.2 million for the year-to-date 2007 period compared to a $0.8 million expense in the second quarter of 2006 and $0.1 million expense for the 2006 year-to-date period. The change for the quarter and year-to-date periods was primarily due to the weakening U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.

The income tax provision for the second quarter 2007 was recorded at a rate of approximately 36.0 percent of Polaris’ pre-tax income, compared to 33.8 percent recorded in the second quarter 2006 and 35.1 percent for the first half of 2007. The higher income tax rate for the second quarter 2007 is primarily the result of the resolution of certain income tax issues resulting in additional tax payments.

13 of 25

Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s second quarter 2007 loss from discontinued operations was $0.2 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $0.1 million, net of tax, or less than $0.01 per diluted share in the second quarter 2006.
Share-Based Payment
Polaris adopted SFAS 123(R) effective as of the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris recorded an after tax benefit of $0.4 million or $0.01 per diluted share on its income statement for the 2006 first quarter resulting from the cumulative effect of the accounting change.
Reported Net Income
Reported net income for the 2007 second quarter, including discontinued operations was $22.7 million, or $0.62 per diluted share compared to net income of $20.6 million, or $0.48 per diluted share in the second quarter of 2006, which included a loss of $2.0 million or $0.05 per diluted share on disposal of discontinued operations, net of tax. Reported net income for the six months ended June 30, 2007, including each of continuing and discontinued operations, the loss on disposal of discontinued operations and the cumulative effect of the accounting change, was $35.1 million or $0.96 per diluted share, compared to $32.1 million, or $.75 per diluted share for the six months ended June 30, 2006.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the second quarter and six months ended June 30, 2007 of 36.8 million shares and 36.7 million shares, respectively, is 14 percent lower than the comparable periods of 2006 due principally to the increased share repurchase activity of the Company during 2006, including an accelerated share repurchase agreement executed in December 2006.
Cash Dividends
Polaris paid a $0.34 per share dividend on May 15, 2007 to shareholders of record on May 1, 2007. On July 26, 2007, the Polaris Board of Directors declared a regular cash dividend of $0.34 per share payable on or about August 15, 2007 to holders of record of such shares at the close of business on August 1, 2007.
Liquidity and Capital Resources
Net cash provided by operating activities of continuing operations totaled $36.4 million for the second quarter 2007, compared to $52.1 million in the second quarter 2006. Year-to-date ended June 30, 2007, net cash provided by operating activities of continuing operations totaled $21.6 million, an improvement of $12.6 million compared to $9.0 million in the first half of 2006. Increased accounts payable and accrued expenses compared to the same period last year were the primary contributing factors for the increase in net cash provided by operating activities during the first half of 2007. Net cash provided by investing activities was $61.4 million for the first six months of 2007 and represents proceeds from the sale of a portion of the Company’s KTM investment during the first half of 2007 and an increase in the investment in the finance affiliate offset by purchases of property and equipment. Net cash flow provided by financing activities was a use of funds totaling $68.3 million for the first half of 2007, which primarily represents a reduction of borrowings under the credit agreement and payment of dividends to shareholders during the first half of 2007. Cash and cash equivalents totaled $33.8 million at June 30, 2007 compared to $10.6 million at June 30, 2006.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 5.82 percent at June 30, 2007). At June 30, 2007, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 51 percent at June 30, 2007 and 21 percent at June 30, 2006.

14 of 25

The following table summarizes the Company’s significant future contractual obligations at June 30, 2007 (in millions):

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Revolving loan facility	—	—	—	—	—
Term loan	$200.0	—	—	$200.0	—
Interest expense under term loan agreement	51.4	$11.6	$23.3	16.5	—
Engine purchase commitments	10.2	7.9	$2.3	—	—
Operating leases	5.0	2.5	2.1	0.4	—
Capital leases	0.0	0.0	—	—	—

Total	$266.6	$22.0	$27.7	$216.9	—

Additionally, at June 30, 2007, Polaris had letters of credit outstanding of $4.5 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 34.0 million shares of the Company’s common stock. Of that total, approximately 29.2 million shares have been repurchased cumulatively from 1996 through June 30, 2007. During the second quarter ended June 30, 2007, Polaris paid $0.6 million to repurchase and retire approximately 12,000 shares of Polaris’ common stock related to employee stock incentive plans. The Company has authorization from its Board of Directors to repurchase up to an additional 4.8 million shares of Polaris stock as of June 30, 2007. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions.

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

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at June 30, 2007 was $45.5 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. No material losses have been incurred under this agreement during the periods presented.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At June 30, 2007, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $606.0 million, a ten percent decrease from $673.0 million at June 30, 2006. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

15 of 25

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end consumer and commercial credit to customers of Polaris dealers. The agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program.

In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58.5 million Euros. The agreement provided for completion of the sale of the KTM shares in two stages. In June 2007, the Company completed the second and final closing of its sale of KTM shares by selling approximately 0.27 million shares for a purchase price of $15.4 million. As a result of the sale transaction, Polaris recorded in the second quarter 2007 a gain on the sale of the KTM investment of $1.4 million pre-tax, or approximately $0.02 per diluted share after tax, due to the recognition of previously unrealized translation gains recorded in Accumulated other comprehensive income, a component of Shareholders’ Equity. Year-to-date 2007, the Gain on sale of manufacturing affiliate shares was $6.2 million reflecting the combined gain on the first and second closing of the sale of KTM shares. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.

During calendar year 2006, purchases totaling eleven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter and year-to-date periods ended June 30, 2007 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2006. At June 30, 2007 Polaris had open Japanese yen foreign exchange hedging contracts in place through the fourth quarter 2007 with notional amounts totaling $19.7 million with an average rate of approximately 118 Japanese yen to the U.S. dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a slightly positive impact on cost of sales for the hedged periods of 2007 when compared to the same periods in the prior year.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher gross margin levels in the second quarter ended June 30, 2007 when compared to the same period in 2006. At June 30, 2007 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the second quarter 2008 with notional amounts totaling $122.2 million with an average rate of approximately 0.91 U.S. dollar to Canadian dollar. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a slightly positive impact on net income for the hedged periods of 2007 and 2008 when compared to the same periods in the prior year.

Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a slightly positive impact on gross margins for the second quarter and year-to-date periods of 2007 when compared to the same periods in 2006. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2007.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income in the Shareholders’

16 of 25

Equity section of the accompanying consolidated balance sheets. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.

Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Throughout 2006 the Company experienced commodity price increases with some of these key raw materials. As a result, during 2006 the Company entered into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. At June 30, 2007 there were no material derivative contracts in place for key commodities or raw materials.
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of its critical accounting policies.

Accounting for Uncertainty in Income Taxes: In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007. The adoption of FIN 48 had no material impact on the Company’s financial position or results of operations for the second quarter 2007.

Investment in Manufacturing Affiliates: The investment in KTM was accounted for under the equity method at December 31, 2006. With the sale of approximately 80 percent of Polaris’ investment in KTM shares in the first half of 2007 the remaining KTM shares have been classified as available for sales under Financial Accounting Standards Board Statement 115, Accounting for Certain Investments in Debt and Equity Securities. The remaining approximately 345,000 shares have a fair value equal to the trading price of KTM shares on the Vienna stock exchange.

17 of 25

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
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the second quarter 2007.
PART II. OTHER INFORMATION
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Value of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 -30, 2007	3,000	$50.95	$142,000	4,762,000
May 1 - 31, 2007	—	—	—	4,762,000
June 1 - 30, 2007	9,000	53.54	487,000	4,753,000

Total	12,000	$53.05	$629,000	4,753,000

(1)	Our Board of Directors has approved the repurchase of up to an aggregate of 34.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 29.2 million shares have been repurchased through June 30, 2007. This Program does not have an expiration date.

18 of 25

Item 4 — Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of shareholders on April 19, 2007. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:
1.	To elect the following nominee as a Class II member of the board of directors of the Company for a one year term and until his successor is duly elected and qualified:

	Votes For	Withheld Authority
William Grant Van Dyke	30,309,720	577,044
To elect the following nominees as Class I members of the board of directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority
Andris A. Baltins	25,605,593	5,281,171
Robert L. Caulk	30,190,314	696,450
Thomas C. Tiller	30,055,480	831,284
The terms of the following directors continued after the annual meeting: Annette K. Clayton, John R. Menard, Jr., R.M. (Mark) Schreck, Gregory R. Palen and Richard A. Zona. Mr. Zona tendered his resignation as a director following the annual meeting, as reported on a Form 8-K Current Report filed with the Commission on April 20, 2007.
2.	To approve the Polaris Industries Inc. 2007 Omnibus Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
21,798,335	2,827,219	267,840	5,993,370

19 of 25

Item 6 — Exhibits
(a) Exhibits
Exhibit 31.a — Certification of Chief Executive Officer — Section 302

Exhibit 31.b — Certification of Chief Financial Officer — Section 302

Exhibit 32.a — Certification of Chief Executive Officer — Section 906

Exhibit 32.b — Certification of Chief Financial Officer — Section 906

20 of 25

Polaris Industries Inc.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: July 31, 2007	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2007	/s/ Michael W. Malone
Michael W. Malone
Vice President - Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)

21 of 25