Form 10-Q
period 2007-09-30
POLARIS INDUSTRIES INC/MN
filed 2007-10-31
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of October 26, 2007,                     shares of Common Stock of the issuer were outstanding.

Polaris Industries Inc. FORM 10-Q
For Quarter Ended September 30, 2007
POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2007

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2007
	(Unaudited)	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$86,967	$19,566
Trade receivables, net	69,934	63,815
Inventories, net	257,776	230,533
Prepaid expenses and other	18,123	19,940
Deferred tax assets	65,940	59,107

Total current assets	498,740	392,961

Property and equipment, net	203,479	204,001
Investments in finance affiliate	45,173	55,629
Investments in manufacturing affiliates	28,981	99,433
Deferred income taxes	5,416	1,595
Goodwill, net	26,255	25,040
Intangible and other assets, net	66	132

Total Assets	$808,110	$778,791

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$133,942	$100,672
Accrued expenses	261,138	252,446
Income taxes payable	20,393	3,940
Current liabilities from discontinued operations	4,284	4,362

Total current liabilities	419,757	361,420

Long term taxes payable	5,095	—
Borrowings under credit agreement	200,000	250,000

Total liabilities	$624,852	$611,420

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 34,986 and 35,455 shares issued and outstanding	$350	$355
Additional paid-in capital	—	—
Retained earnings	164,008	152,219
Accumulated other comprehensive income, net	18,900	14,797

Total shareholders’ equity	$183,258	167,371

Total Liabilities and Shareholders’ Equity	$808,110	$778,791

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Sales	$543,979	$490,090	$1,238,594	$1,207,934
Cost of sales	421,432	387,439	964,531	954,462

Gross profit	122,547	102,651	274,063	253,472
Operating expenses
Selling and marketing	36,381	26,614	92,865	81,484
Research and development	18,500	16,343	54,758	53,550
General and administrative	16,274	12,132	48,820	38,250

Total operating expenses	71,155	55,089	196,443	173,284

Income from financial services	9,108	12,696	35,635	33,568

Operating Income	60,500	60,258	113,255	113,756

Non-operating Expense (Income):
Interest expense	3,677	2,581	12,201	6,129
Equity in income of manufacturing affiliates	(28)	(2,653)	(30)	(3,614)
Gain on sale of manufacturing affiliate shares	—	—	(6,222)	—
Other expense (income), net	352	652	(3,848)	751

Income before income taxes	56,499	59,678	111,154	110,490

Provision for Income Taxes	17,379	16,935	36,557	33,825

Net Income from continuing operations	$39,120	$42,743	$74,597	$76,665
Loss from discontinued operations, net of tax	(294)	(259)	(658)	(466)
Loss on disposal of discontinued operations, net of tax	—	—	—	(2,021)
Cumulative effect of accounting change, net of tax	—	—	—	407

Net Income	$38,826	$42,484	$73,939	$74,585

Basic Net Income per share
Continuing operations	$1.10	$1.06	$2.10	$1.86
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Loss on disposal of discontinued operations	—	—	—	(0.05)
Cumulative effect of accounting change	—	—	—	0.01

Net Income	$1.09	$1.05	$2.08	$1.81

Diluted Net Income per share
Continuing operations	$1.07	$1.04	$2.04	$1.81
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Loss on disposal of discontinued operations	—	—	—	(0.05)
Cumulative effect of accounting change	—	—	—	0.01

Net Income	$1.06	$1.03	$2.02	$1.76

Weighted average shares outstanding:
Basic	35,501	40,277	35,529	41,154

Diluted	36,572	41,257	36,626	42,319

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Nine Months
	Ended September 30,
	2007	2006
Operating Activities:
Net income before cumulative effect of accounting change	$73,939	$74,178
Net loss from discontinued operations	658	2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,197	52,280
Noncash compensation	15,798	9,690
Noncash income from financial services	(3,844)	(12,708)
Noncash income from manufacturing affiliates	(30)	(3,614)
Deferred income taxes	(10,654)	5,570
Changes in current operating items:
Trade receivables	(6,118)	(657)
Inventories	(27,243)	(41,916)
Accounts payable	33,270	36,383
Accrued expenses	8,694	(32,419)
Income taxes payable	21,548	(1,291)
Prepaid expenses and others, net	(851)	4,478

Net cash provided by continuing operations	149,364	92,461
Net cash flow (used for) discontinued operations	(736)	(5,753)

Net cash provided by operating activities	148,628	86,708

Investing Activities:
Purchase of property and equipment	(44,660)	(38,073)
Investments in finance affiliate, net	14,300	19,203
Proceeds from sale of shares of manufacturing affiliate	77,086	—

Net cash provided by (used for) investing activities	46,726	(18,870)

Financing Activities:
Borrowings under credit agreement	294,000	521,000
Repayments under credit agreement	(344,000)	(461,000)
Repurchase and retirement of common shares	(51,547)	(109,353)
Cash dividends to shareholders	(35,989)	(38,187)
Tax effect of exercise of stock options	8,249	7,396
Proceeds from stock issuances under employee plans	1,334	1,717

Net cash used for financing activities	(127,953)	(78,427)

Net increase (decrease) in cash and cash equivalents	67,401	(10,589)

Cash and cash equivalents at beginning of period	19,566	19,675

Cash and cash equivalents at end of period	$86,967	$9,086

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
New Accounting Pronouncement
During the first quarter of 2007 Polaris adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by Polaris resulted in no cumulative effect of accounting change being recorded by Polaris as of January 1, 2007. Polaris had liabilities recorded related to unrecognized tax benefits totaling $5,095,000 and $5,378,000 at September 30, 2007 and December 31, 2006, respectively. The reduction in unrecognized tax benefits from June 30, 2007 to September 30, 2007 was principally the result of lapses of the applicable statutes of limitations net of provisioning for tax positions taken during the third quarter 2007. At December 31, 2006 the liability was classified as Income taxes payable. The September 30, 2007 liability is classified as Long term taxes payable in the accompanying consolidated balance sheets in accordance with FIN 48. Polaris recognizes potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the Consolidated statements of income. Polaris had reserves related to potential interest of $495,000 recorded as a component of the liability at September 30, 2007. The entire amount of the liability at September 30, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.
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

The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Accrued warranty reserve, beginning	$26,571	$22,827	$27,303	$28,178
Additions charged to expense	12,727	10,301	30,751	25,294
Warranty claims paid	(7,475)	(5,229)	(26,231)	(25,573)

Accrued warranty reserve, ending	$31,823	$27,899	$31,823	$27,899

NOTE 2. Share-Based Employee Compensation
In the first quarter ended March 31, 2006 Polaris adopted SFAS 123(R), which requires companies to recognize in the financial statements the grant date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change.
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
Total share-based compensation expenses are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007	2006
Option plan	$1,762		$2,109	$5,190	$6,353
Other share-based awards	1,927		(3,148)	6,653	(5,752)

Total share-based compensation before tax	3,689		(1,039)	11,843	601
Income tax expense (benefit)	1,549		(512)	4,966	236

Total share-based compensation expense included in net income	$2,140	$	(527)	$6,877	$365

     Other share-based awards was negative in the 2006 third quarter and year-to-date periods due to the following: 1) during the third quarter of 2006 stock based compensation expenses for the Company’s long term incentive plan (“LTIP”) were adjusted to reflect the anticipated lower Company financial performance for the 2006 year and, 2) during the second quarter of 2006 it was determined that the likelihood of the performance measures associated with 93,000 shares of restricted stock awards outstanding being achieved was no longer probable. Therefore the previously recorded expense associated with these restricted stock awards was reversed during the second quarter of 2006.
     In addition to the above share-base compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (‘ESOP”). Shares allocated to eligible participants accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
     At September 30, 2007 there was $21,979,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years. Included in unrecognized share-based compensation is $10,064,000 related to stock options and $11,915,000 related to restricted stock.

NOTE 3. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and purchased components	$38,722	$19,391
Service parts, garments and accessories	71,354	67,302
Finished goods	161,596	155,927
Less: reserves	(13,896)	(12,087)

Inventories	$257,776	$230,533

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 6.32 percent at September 30, 2007).
As of September 30, 2007, total borrowings under the bank arrangement were $200,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a Securitization Facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance. The net amount financed for dealers under this arrangement at September 30, 2007, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $696,633,000 which includes $156,741,000 in the Polaris Acceptance portfolio and $539,892,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2007, the potential 15 percent aggregate repurchase obligation is approximately $89,863,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at September 30, 2007 of $45,173,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris had a 40 percent ownership interest in Robin and as of December 31, 2006 had a 25 percent ownership interest in KTM. During the third quarter of 2006, the Company announced that it had been informed by Cross Industries AG (“Cross”) of Cross’ intention to retain its majority interest in KTM and not sell its majority interest in KTM to Polaris. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58,506,000 million Euros. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. On June 15, 2007, Polaris completed the second and final closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement as supplemented on February 20, 2007. Polaris now holds ownership of approximately 345,000 shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $28,981,000 at September 30, 2007 and $99,433,000 at December 31, 2006. The investment in Robin is accounted for under the equity method. The investment in KTM was accounted for under the equity method at December 31, 2006. With the first closing of the sale of KTM shares on February 20, 2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (53.49 Euros as of September 30, 2007). The total fair value of these securities as of September 30, 2007 is $26,073,000 and unrealized holding gains of $4,567,000 and unrealized currency translation gains of $3,792,000 relating to these securities are included as a component of Accumulated other comprehensive income in the September 30, 2007 Consolidated balance sheet. Polaris’ allocable share of income in these investments was $28,000 and $2,653,000 for the three months ended September 30, 2007 and 2006, respectively, which are recorded in Equity in (income) of manufacturing affiliates in the accompanying consolidated statements of income. Polaris’ allocable share of the operating results of these investments for the nine month periods ended September 30, 2007 and 2006 totaled $30,000 and $3,614,000 of income, respectively.
NOTE 7. Shareholders’ Equity
During the first nine months of 2007, Polaris paid $38,550,000 to repurchase and retire approximately 834,000 shares of its common stock. Additionally, during the third quarter 2007 the Company paid $12,997,000 to Goldman, Sachs & Co. (Goldman) related to the purchase price adjustment that was contemplated under the 3,550,000 shares accelerated share repurchase transaction with Goldman in December 2006. As of September 30, 2007, the Company has authorization from its Board of Directors to repurchase up to an additional 3,945,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.34 per share on August 15, 2007 to holders of record on August 1, 2007.
On October 25, 2007, the Polaris Board of Directors declared a regular cash dividend of $0.34 per share payable on or about November 15, 2007 to holders of record of such shares at the close of business on November 1, 2007.
Net Income per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Employee Stock Ownership Plan (“ESOP”). Diluted net income per share is computed under the treasury stock method and is calculated to reflect the dilutive effect of outstanding stock options and certain shares issued under the Polaris Industries Inc. Stock Plans.

A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding	35,215	40,045	35,265	40,890
Director Plan	88	75	84	74
ESOP	198	157	180	190

Weighted average shares outstanding — basic	35,501	40,277	35,529	41,154
Net effect of dilutive stock options and restricted stock	1,071	980	1,097	1,165

Weighted average shares outstanding — diluted	36,572	41,257	36,626	42,319

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$38,826	$42,484	$73,939	$74,585
Other comprehensive income:
Foreign currency translation adjustments, net	5,809	1,381	3,479	9,204
Unrealized gain (loss) on available for sale securities	(213)	—	4,567	—
Unrealized gain (loss) on derivative instruments, net	(1,615)	424	(3,943)	1,682

Comprehensive income	$42,807	$44,289	$78,042	$85,471

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
At September 30, 2007, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $8,425,000, and an unrealized gain of $441,000 and open Canadian dollar contracts with notional amounts totaling U.S. $82,665,000 and an unrealized loss of $7,691,000. These contracts met the criteria for cash flow hedges and the net unrealized losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The Company had no open Euro foreign exchange derivative contracts in place at September 30, 2007.

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
Total cash outlays of $3,000 were made in the third quarter 2007 related to warranty liabilities. Total cash outlays of $47,676,000 have been made since the marine products division exit announcement.
Utilization of components of the accrued disposal costs during the third quarter and year-to-date periods ended September 30, 2007 is as follows (in thousands):

				Utilization
		Utilization		Three
		Six Months		Months
	Balance	Ended	Balance	Ended	Balance
	December 31,	June 30,	June 30,	September 30,	September 30,
	2006	2007	2007	2007	2007
Dealer & customer incentive costs to sell remaining dealer inventory including product warranty	$78	$(75)	$3	$(3)	$—
Legal, regulatory, personnel and other costs	4,284	—	4,284	—	4,284

Total	$4,362	$(75)	$4,287	$(3)	$4,284

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Sales	$—	$—	$—	$—

Loss on discontinued operations before income tax benefit	(451)	(393)	(1,004)	(708)
Income tax (benefit)	(157)	(134)	(346)	(242)

Loss on discontinued operations, net of tax	$(294)	$(259)	$(658)	$(466)

Loss on disposal of discontinued operations, net of tax	$—	$—	$—	$(2,021)

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarters and year-to-date periods ended September 30, 2007 and 2006. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the third quarter ended September 30, 2007, Polaris reported net income from continuing operations of $1.07 per diluted share, compared to net income from continuing operations of $1.04 per diluted share for the same period ended September 30, 2006. Net income from continuing operations was $39.1 million for the quarter ended September 30, 2007 compared to net income from continuing operations of $42.7 million for the comparable period in 2006. The weighted average diluted shares outstanding for the quarter ended September 30, 2007 was 11 percent lower than for the comparable period of 2006 due to the Company’s share repurchase activity during the intervening 12 month period, including an accelerated share repurchase agreement executed in December 2006 where Polaris repurchased 3.55 million shares of Polaris common stock. Sales for the third quarter 2007 totaled a record $544.0 million, an increase of 11 percent compared to sales of $490.1 million for the third quarter 2006.
During the third quarter 2007 the Company paid $13.0 million to Goldman, Sachs & Co. (Goldman) related to the purchase price adjustment that was contemplated under the 3.55 million shares accelerated share repurchase transaction with Goldman in December 2006. Additionally, during the third quarter 2007 the Company repurchased and retired 808,000 shares of its common stock bringing the total shares repurchased to 834,000 shares for the year-to-date period ended September 30, 2007. The cost of repurchasing Polaris common stock during the year-to-date period ended September 30, 2007 and the purchase price adjustment payment in August 2007 under the accelerated share repurchase transaction, totaled $51.5 million.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $544.0 million in the third quarter 2007, an 11 percent increase from $490.1 million in sales for the same period in 2006. Year-to-date 2007, total Company sales were $1,238.6 million, an increase of three percent from $1,207.9 million for the same period in 2006.
Sales of ATVs were $353.3 million in the third quarter 2007, an increase of 15 percent from the third quarter 2006 sales of $308.3 million. This increase reflects the new product introduction success of the RANGER RZR™ side-by-side recreation vehicle in the marketplace and the continued solid demand for the base RANGER™ side-by-side utility vehicles during the quarter. This growth was offset somewhat by the planned reduction in shipments of core ATVs to dealers during the third quarter 2007 in the continued effort to assist dealers in reducing their inventory levels and by the ongoing impact of weak overall core ATV market conditions. As a result of these efforts, core ATV dealer inventories for the third quarter 2007 are significantly lower than the same period last year and sequentially lower from the second quarter 2007 to the third quarter 2007. Year-to-date 2007 ATV sales increased two percent from the same period in 2006 to a total of $857.8 million. For the nine month period ended September 30, 2007, the average ATV per unit sales price increased nine percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models.
Sales of snowmobiles were $91.7 million for the third quarter 2007 compared to sales of $87.2 million for the comparable quarter in 2006, an increase of five percent. The third quarter increase reflects a benefit of product mix as well as the positive impact of foreign currency exchange rate movements. For the year-to-date 2007 period, snowmobile sales increased four percent to $99.1 million from $95.0 million for the prior year-to-date period. The average snowmobile per unit sales price for the first nine months of 2007 increased six percent compared to the same period last year primarily due to product mix change during the 2007 period. Sales of Victory motorcycles were

$21.4 million for the third quarter 2007, a 17 percent decrease from $25.8 million for the comparable period in 2006. Year-to-date 2007 Victory motorcycle sales decreased two percent from the comparable period of 2006, to a total of $77.0 million. Given the more challenged motorcycle industry retail environment, the Company shipped fewer cruiser motorcycles to the dealers during the third quarter 2007 and year-to-date periods compared to the same periods last year. The Company remains optimistic about the Victory business as the all-new 2008 Victory Vision™ touring models will ship in greater quantities in the fourth quarter 2007. The Victory Vision™ models have received very positive reviews by the motorcycle enthusiast magazines and from consumers that have ridden the bike during demonstration rides. The average per unit sales price for Victory motorcycles decreased two percent during the year-to-date period compared to the same period in 2006 due to a slight product mix change and increased sales promotion activities.
PG&A sales were $77.6 million for the third quarter 2007, an increase of 13 percent from sales of $68.8 million during the third quarter 2006, driven primarily by increased shipments of ATV and RANGER side-by-side related PG&A, as well as the timing of delivery of pre-season snowmobile related PG&A during the third quarter. Year-to-date, PG&A sales increased five percent to $204.7 million for the period ended September 30, 2007 compared to $195.4 million in the comparable period.
Gross profit for the third quarter 2007 increased 19 percent to $122.5 million, compared to $102.7 million for the third quarter 2006. For the year-to-date period ended September 30, 2007, gross profit increased eight percent to $274.1 million compared to $253.5 million in the comparable period in 2006. As a percentage of sales, gross profit was 22.5 percent for the 2007 third quarter, an increase of 160 basis points from 20.9 percent for the third quarter of 2006. Year-to-date, as a percentage of sales, gross profit was 22.1 percent compared to 21.0 percent for the same period last year. The gross profit margin percentage and absolute dollar increase in gross profit for the third quarter and year-to-date periods in 2007 was primarily due to the positive impact of increased sales of higher gross margin products, such as RANGER™ side-by-side vehicles, improved PG&A gross margin rates and favorable foreign currency fluctuations which were partially offset by increased sales promotion and warranty costs.
For the third quarter 2007, operating expenses increased 29 percent to $71.2 million, compared to $55.1 million for the third quarter of 2006. For the year-to-date 2007 period, operating expenses increased 13 percent to $196.4 million compared to $173.3 million for the same period in 2006. Operating expenses, as a percent of sales increased to 13.1 percent and 15.9 for the third quarter and year-to-date periods in 2007 compared to 11.2 percent and 14.3 percent for the same periods in 2006, respectively. The increased operating expenses during the third quarter and year-to-date periods are primarily attributed to: a) additional selling and marketing expenses resulting from higher advertising costs incurred to launch new products and become more competitive in the core ATV industry, b) increased research and development costs from continued emphasis on new product development and c) higher general and administrative expenses due to more normalized performance based compensation expenses as a result of the Company’s improved financial performance in 2007 as compared to 2006.
Income from financial services decreased 28 percent to $9.1 million in the third quarter 2007, compared to $12.7 million in the third quarter 2006. Income from financial services for the year-to-date period ended September 30, 2007 increased six percent to $35.6 million compared to $33.6 million for the same period in 2006. The primary reason for the increase in Income from financial services on a year-to-date basis is the increased profitability generated from the retail credit portfolio with HSBC Bank Nevada, National Association (“HSBC”) (formerly known as Household Bank (SB), N.A.), particularly, the financing of non-Polaris products at Polaris dealerships in the first half of 2007 compared to 2006. HSBC informed the Company of its decision to discontinue financing of non-Polaris products under the HSBC agreement, effective July 1, 2007 which accounts for the decline in Income from financial services in the third quarter of 2007, as expected. Additionally, the income from wholesale financing of dealer receivables was lower in the third quarter 2007 compared to the third quarter 2006 due primarily to lower dealer inventories.
Interest expense increased to $3.7 million and $12.2 million for the 2007 third quarter and year-to-date periods, respectively, compared to $2.6 million and $6.1 million for the third quarter and year-to-date periods, respectively, of 2006. The increase is due to higher debt levels maintained during the third quarter and year-to-date periods of 2007.
Equity in income of manufacturing affiliates (which historically has primarily represented the Company’s portion of income from the investment in KTM, net of tax), was less than $0.1 million for both the third quarter and year-to-date periods in 2007 compared to $2.7 million and $3.6 million for the third quarter and year-to-date period in 2006, respectively. The Company no longer receives a net benefit from its ownership percentage of KTM’s income in Polaris’ income statement. The income generated during the third quarter and year-to-date periods in 2007 represents Polaris’ share of income from its equity investment in Robin Manufacturing, U.S.A.
The year-to-date Gain on sale of manufacturing affiliates was $6.2 million in 2007 compared to $0 in 2006 due to the completion of the first and second closing of the Company’s sale of its KTM investment during the first half of 2007.

Non-operating other (income) expense was $0.4 million expense in the third quarter of 2007 and $3.8 million income for the year-to-date 2007 period compared to a $0.7 million expense in the third quarter of 2006 and $0.8 million expense for the 2006 year-to-date period. The change for the quarter and year-to-date periods was primarily due to the weakening U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries and hedged currency positions.
The income tax provision for the third quarter 2007 was recorded at a rate of approximately 30.8 percent of Polaris’ pre-tax income, compared to 28.4 percent recorded in the third quarter 2006 and 32.9 percent for the first nine months of 2007 compared to 30.6 for the same period in 2006. The higher income tax rate in the third quarter and year-to-date periods in 2007 is primarily due to lower dollar value of favorable tax events in the 2007 periods compared to 2006.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results are being reported separately as discontinued operations for all periods presented. The Company’s third quarter 2007 loss from discontinued operations was $0.3 million, net of tax, or less than $0.01 per diluted share, compared to a loss of $0.3 million, net of tax, or less than $0.01 per diluted share in the third quarter 2006. For the nine months ended September 30, 2007, the loss from discontinued operations was $0.7 million, after tax, or $0.02 per diluted share, compared to a loss of $0.5 million or $0.01 per diluted share in the same period of 2006. For the nine months ended September 30, 2007, the Loss on disposal of discontinued operations was $0.0 compared to $2.0 million after tax, or $0.05 per diluted share for the same period last year.
Share-Based Payment
Polaris adopted SFAS 123(R) effective as of the beginning of fiscal year 2006 using the modified retrospective method. In connection with the adoption of this new accounting standard, Polaris recorded an after tax benefit of $0.4 million or $0.01 per diluted share on its income statement for the 2006 first quarter resulting from the cumulative effect of the accounting change.
Reported Net Income
Reported net income for the 2007 third quarter, including discontinued operations was $38.8 million, or $1.06 per diluted share compared to net income of $42.5 million, or $1.03 per diluted share in the third quarter of 2006. Reported net income for the nine months ended September 30, 2007, including each of continuing and discontinued operations, the loss on disposal of discontinued operations and the cumulative effect of the accounting change, was $73.9 million or $2.02 per diluted share, compared to $74.6 million, or $1.76 per diluted share for the nine months ended September 30, 2006.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for both the third quarter and nine month periods ended September 30, 2007 of 36.6 million shares is 11 and 13 percent lower, respectively, than the comparable periods of 2006, due principally to the share repurchase activity of the Company including shares repurchased under the accelerated share repurchase agreement executed in December 2006.
Cash Dividends
Polaris paid a $0.34 per share dividend on August 15, 2007 to shareholders of record on August 1, 2007. On October 25, 2007, the Polaris Board of Directors declared a regular cash dividend of $0.34 per share payable on or about November 15, 2007 to holders of record of such shares at the close of business on November 1, 2007.
Liquidity and Capital Resources
Year-to-date ended September 30, 2007, net cash provided by operating activities of continuing operations totaled $149.4 million, an improvement of $56.9 million compared to $92.5 million in the first nine months of 2006. Increased accrued expenses primarily due to more normalized performance based compensation expenses accrued in 2007 and slower growth in factory inventory compared to the same period last year were the primary contributing factors for the increase in net cash provided by operating activities during the nine months ended September 30, 2007. Net cash provided by investing activities was $46.7 million for the first nine months of 2007 and represents proceeds from the sale of a portion of the Company’s KTM investment during the first half of 2007 and a reduction in the investment in the finance affiliate offset by purchases of property and equipment. Net cash flow used for financing activities totaled $128.0 million for the first nine months of 2007, which primarily represents a reduction of borrowings under the credit agreement, repurchase of common stock and payment of dividends to shareholders during the first nine months of 2007. Cash and cash equivalents totaled $87.0 million at September 30, 2007 compared to $9.1 million at September 30, 2006.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 6.32 percent at September 30, 2007). At September 30, 2007, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 52 percent at September 30, 2007 and 19 percent at September 30, 2006.
The following table summarizes the Company’s significant future contractual obligations at September 30, 2007 (in millions):

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Revolving loan facility	—	—	—	—	—
Term loan	$200.0	—	—	$200.0	—
Interest expense under term loan agreement	52.6	$12.6	$25.3	14.7	—
Engine purchase commitments	10.2	10.2	—	—	—
Operating leases	6.2	2.9	2.4	0.9	—
Capital leases	0.3	0.1	0.2	—	—

Total	$269.3	$25.8	$27.9	$215.6	—

Additionally, at September 30, 2007, Polaris had letters of credit outstanding of $7.3 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 34.0 million shares of the Company’s common stock. Of that total, approximately 30.1 million shares have been repurchased cumulatively from 1996 through September 30, 2007. During the third quarter ended September 30, 2007 the Company paid $13.0 million to Goldman, Sachs & Co. (Goldman) related to the purchase price adjustment that was contemplated under the 3.55 million shares accelerated share repurchase transaction with Goldman in December 2006. Additionally, during year-to-date 2007, Polaris paid $38.5 million to repurchase and retire approximately 834,000 shares of Polaris’ common stock. The share repurchase activity during the 2007 and 2006 periods including the 3.55 million shares repurchased under the accelerated share repurchase agreement, had a positive impact on earnings per share of approximately $0.10 per diluted share for the third quarter 2007 and $0.18 per diluted share for the 2007 year-to-date period before taking into consideration the interest cost of funding the repurchase activity. The Company has authorization from its Board of Directors to repurchase up to an additional 3.9 million shares of Polaris stock as of September 30, 2007. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions.
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

Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at September 30, 2007 was $45.2 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At September 30, 2007, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $696.6 million, a nine percent decrease from $767.6 million at September 30, 2006. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
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
In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank currently makes available closed-end consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. The agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program.
In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross for a purchase price of approximately 58.5 million Euros. The agreement provided for completion of the sale of the KTM shares in two stages. In June 2007, the Company completed the second and final closing of its sale of KTM shares. For the year-to-date period ended September 30, 2007, the Gain on sale of manufacturing affiliate shares was $6.2 million reflecting the combined gain on the first and second closings of the sale of KTM shares. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.
During calendar year 2006, purchases totaling eleven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year-to-date periods ended September 30, 2007 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2006. At September 30, 2007 Polaris had open Japanese yen foreign exchange hedging contracts in place through the fourth quarter 2007 with notional amounts totaling $8.4 million with an average rate of approximately 120 Japanese yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a slightly positive impact on cost of sales for the hedged periods of 2007 when compared to the same periods in the prior year.

Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the third quarter and year-to-date periods ended September 30, 2007 when compared to the same periods in 2006. At September 30, 2007 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the second quarter 2008 with notional amounts totaling $82.7 million with an average rate of approximately 0.91 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on net income for the hedged periods of 2007 and 2008 when compared to the same periods in the prior year.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a slightly positive impact on gross margins for the third quarter and year-to-date periods of 2007 when compared to the same periods in 2006. Polaris currently does not have any Euro currency hedging contracts in place for the remainder of 2007.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Throughout 2006 the Company experienced commodity price increases with some of these key raw materials. As a result, during 2006 the Company entered into derivative contracts to hedge a portion of the exposure to commodity risk for aluminum and natural gas. At September 30, 2007 there were no material derivative contracts in place for key commodities or raw materials.
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of its critical accounting policies.
Accounting for Uncertainty in Income Taxes: In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007. The adoption of FIN 48 had no material impact on the Company’s financial position or results of operations for the third quarter 2007.
Investment in Manufacturing Affiliates: The investment in KTM was accounted for under the equity method at December 31, 2006. With the sale of approximately 80 percent of Polaris’ investment in KTM shares in the first half of 2007 the remaining KTM shares have been classified as available for sales under SFAS 115. The remaining approximately 345,000 shares have a fair value equal to the trading price of KTM shares on the Vienna stock exchange.

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

Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the third quarter 2007.
PART II. OTHER INFORMATION
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program (1)	Program (2)
July 1 - 31, 2007	8,000	$55.93	8,000	4,745,000
August 1 - 31, 2007	325,000	47.44	325,000	4,420,000
September 1 - 30, 2007	475,000	45.03	475,000	3,945,000

Total	808,000	$46.13	808,000	3,945,000

(1)	In December 2006, the Company reported the repurchase of 3.55 million shares of its outstanding common stock at an aggregate cost of approximately $165.6 million under an accelerated share repurchase transaction with Goldman, Sachs & Co. In August 2007, the Company paid Goldman a purchase price adjustment of $13.0 million for a final purchase price of $178.6 million, or $50.30 per share.

(2)	Our Board of Directors has approved the repurchase of up to an aggregate of 34.0 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 30.1 million shares have been repurchased through September 30, 2007. This Program does not have an expiration date.
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

POLARIS INDUSTRIES INC. (Registrant)
Date: October 31, 2007	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2007	/s/ Michael W. Malone
Michael W. Malone
Vice President - Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)