Form 10-Q/A
period 2007-09-30
POLARIS INDUSTRIES INC/MN
filed 2007-11-01
CIK 931015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
     As of October 26, 2007, 34,999,034 shares of Common Stock of the issuer were outstanding.

EXPLANATORY NOTE
     This amendment to the Form 10-Q for the quarterly period ended September 30, 2007 (the “Report”) is being filed for the sole purpose of furnishing the number of shares of common stock of the Registrant outstanding as of October 26, 2007. As of October 26, 2007, the Registrant had 34,999,034 shares of common stock outstanding. This information was inadvertently omitted from the cover page of the Report filed on October 31, 2007.
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