Form 10-K
period 2007-12-31
POLARIS INDUSTRIES INC/MN
filed 2008-02-29
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,238,699,751 as of February 21, 2008, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 21, 2008, 33,622,190 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2007 (the “2007 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 1, 2008 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2008 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2007 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Polaris Industries Inc. (the “Company” or “Polaris”), a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The term “Polaris” as used herein refers to the business and operations of the Company, its subsidiaries and its predecessors which began doing business in the early 1950’s. Polaris designs, engineers and manufactures all terrain recreational, utility and side-by-side vehicles (“ATVs”), snowmobiles, and motorcycles and markets them, together with related replacement parts, garments and accessories (“PG&A”) through dealers and distributors principally located in the United States, Canada and Europe. Sales of ATVs, snowmobiles, motorcycles, and PG&A accounted for the following approximate percentages of Polaris’ sales for the years ended December 31:

	ATVs	Snowmobiles	Motorcycles	PG&A

2007	67%	10%	6%	17%
2006	67%	10%	7%	16%
2005	66%	14%	5%	15%

The Company discontinued the manufacture of marine products effective September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.

Industry Background

All Terrain Vehicles.  ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. ATVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (“Bombardier”) entered in 1998. KTM Power Sports AG (“KTM”) entered the market in 2007. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The industry grew each year in North America from 1990 until 2005. The market declined in 2006 and 2007, partly due to weak overall economic conditions. Internationally, similar ATVs are also sold primarily in Western European countries by similar manufacturers as in North America in addition to several Taiwanese and Chinese manufacturers. Polaris estimates that during the calendar year 2007 the world-wide industry sales declined 11 percent from 2006 levels with approximately 970,000 ATVs sold worldwide.

Polaris also competes in the side-by-side vehicle market with its RANGERtm off-road side-by-side vehicle products. Side-by-side vehicles are multi-passenger off-road, all terrain vehicles that can carry up to six passengers in addition to cargo. Polaris estimates that the side-by-side vehicle market sales grew approximately 15 percent during the calendar year 2007 over 2006 levels with an estimated 280,000 side-by-side vehicles sold worldwide. The main competitors for the RANGERtm are John Deere, Kawasaki, Yamaha, Arctic Cat and Kubota.

Polaris estimates that during the calendar year 2007 the combined ATV and side-by-side vehicle industry sales decreased six percent from 2006 levels with approximately 1,250,000 units sold worldwide.

Snowmobiles.  In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, Bombardier,

Arctic Cat and Polaris. These four manufactures also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. Polaris estimates that during the season ended March 31, 2007, industry sales of snowmobiles on a worldwide basis were approximately 165,000 units, relatively unchanged with the previous season.

Motorcycles.  Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.

Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1996 to 2006, however the motorcycle industry declined in 2007 due to weak overall economic conditions. Polaris entered the touring segment in 2000. Polaris estimates that the cruiser and touring market segments combined declined five percent in 2007 compared to 2006 levels with approximately 454,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include BMW, Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

Products

All Terrain Vehicles.  Polaris entered the ATV market in the spring of 1985. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of thirty models, includes two and four-wheel drive general purpose, sport and side-by-side models, with 2008 model year suggested United States retail prices ranging from approximately $2,000 to $12,300. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris also introduced a six-wheel off-road ATV utility vehicle and the Polaris RANGERtm, an off-road side-by-side utility vehicle. In 2001, Polaris expanded its side-by-side line, the Polaris Professional Series (“PPS”), with a third party sourced all surface loader product as well as a 4X4 and 6X6 ATV (ATV Pro), which were modifications of existing products. In 2004, the PPS line was phased out and the RANGERtm line expanded to meet both the commercial and recreational customer. In 2007, Polaris introduced its first recreational side-by-side vehicle, the RANGER RZRtm and the Company’s first six-passenger side-by-side vehicle, the RANGER Crewtm. Additionally, in 2007, the Company introduced military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications.

Most of Polaris’ ATVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand all-wheel drive provides industry leading traction performance and ride quality thanks to its patented on demand, easy shift on-the-fly design. Polaris’ ATVs have four-cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI. In 2005, Polaris introduced the industry’s first independent rear suspension on a sport ATV named the Outlawtm. In 2007, Polaris introduced the RANGER RZRtm, a big bore recreational side-by-side model and two military vehicles equipped with engines that operate on JP8 militarized fuel.

Snowmobiles.  Polaris produces a full line of snowmobiles, consisting of thirty-three models, ranging from youth models to utility and economy models to performance and competition models. The 2008 model year suggested United States retail prices range from approximately $2,200 to $11,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.

Motorcycles.  In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the Victory® brand name. Polaris’ 2008 model year line of motorcycles consists of eleven models including its first luxury touring models, the Victory Vision Streettm and Victory Vision Tourtm. Suggested United States retail prices for the 2008 model year Victory motorcycles ranged from approximately $13,600 to $23,700.

Parts, Garments and Accessories.  Polaris produces or supplies a variety of replacement parts and accessories for its ATVs, snowmobiles, motorcycles and personal watercraft. ATV and side-by-side accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, leathers and hats for its snowmobile, ATV, and motorcycle lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.

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

Manufacturing and Distribution Operations

Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facilities in Spirit Lake, Iowa and Osceola, Wisconsin. Since snowmobiles, ATVs and motorcycles incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including plastic injection molding, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ATVs, and motorcycles. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the products, since many employees own snowmobiles, ATVs, and motorcycles. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1994, Polaris acquired a manufacturing facility in Spirit Lake, Iowa in order to expand the assembly capacity of the Company. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping are conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which resulted in increased capacity and enhanced production flexibility.

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

In 2000, Polaris entered into an agreement with a Taiwan manufacturer to co-design, develop and produce youth ATVs. Polaris expanded the agreement with the Taiwan manufacturer in 2004 to include the design, development and production of value-priced smaller adult ATV models. In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for PWC and snowmobiles. In 2006, Polaris entered into a long term supply agreement with KTM Power Sports AG (“KTM”) whereby KTM supplies four-stroke engines for use in certain Polaris ATVs.

Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components that it generally obtains from limited sources.

Contract carriers ship Polaris’ products from its manufacturing and distribution facilities to its customers.

Polaris maintains distribution facilities in Vermillion, South Dakota; Winnipeg, Manitoba; Passy, France; Askim, Norway; Ostersund, Sweden; Gloucester, United Kingdom and Ballarat, Victoria, Australia. These facilities distribute PG&A products to our North American dealers and international dealers and distributors.

Production Scheduling

Polaris’ products are produced and delivered throughout the year. Orders for ATVs are placed by the dealers and distributors periodically throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year subject to fluctuations in market conditions and supplier lead times. In addition, non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for snowmobiles, ATVs, and motorcycles and incorporated into each product’s production scheduling.

Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. Since 1993, Polaris has manufactured ATVs year round. Victory motorcycle manufacturing began in 1998 and continues year round. Polaris has the ability to alternate production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

Polaris products are sold through a network of 1,600 independent dealers in North America, and through six subsidiaries and 43 distributors in approximately 130 countries outside of North America.

Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ATVs. At the end of 2007, approximately 825 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ATV products principally through their affiliated motorcycle dealers, Polaris also sells its ATVs through lawn and garden and farm implement dealers.

With the exception of France, Great Britain, Sweden, Norway, Australia, New Zealand and Germany, sales of Polaris’ products in Europe and other offshore markets are handled through independent distributors. In 1999, Polaris acquired certain assets of its distributor in Australia and New Zealand and now distributes its products to its dealer network in those countries through a wholly-owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products to its dealer network in France through a wholly-owned subsidiary. In 2002, Polaris acquired certain assets of its distributors in Great Britain, Sweden and Norway and now distributes its products to its dealer networks in Great Britain, Sweden and Norway through wholly-owned subsidiaries. During 2007, Polaris established a wholly-owned subsidiary in Germany and now distributes its products directly to its dealer network in Germany. See Notes 1 and 10 of Notes to Consolidated Financial Statements for a discussion of international operations.

Victory motorcycles are distributed directly through authorized Victory dealers. Polaris has a high quality dealer network in North America for its other product lines from which many of the approximately 340 current Victory dealers were selected. Polaris expects to continue to expand its Victory dealer network over the next few years.

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

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Under the partnership agreement, Polaris has a 50% equity interest in Polaris Acceptance. Polaris does not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). No significant change in the Polaris Acceptance relationship resulted from the change of ownership from TDF. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. See Notes 3 and 6 of Notes to Consolidated Financial Statements for a discussion of the financial services arrangement.

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

In October 2001 Household Bank (SB), N.A. (“Household”) and a wholly-owned subsidiary of Polaris entered into a Revolving Program Agreement to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007. During the first quarter of 2008, HSBC informed Polaris for the first time that it was suddenly no longer satisfied with its profitability from the 2005 contractual arrangement currently in place to provide revolving retail credit financing for Polaris products. HSBC claims this dissatisfaction is due to the deterioration of the general overall revolving retail credit market and the volatility of consumer loan loss rates and delinquency trends in the United States. HSBC informed Polaris that it plans to significantly tighten the underwriting standards that it uses in its revolving retail credit approval process effective March 1, 2008, unless Polaris agrees to forgo volume-based fee income Polaris has a right to receive under the 2005 contractual arrangement and/or absorb more promotional costs. This proposed tightening of underwriting standards would reduce the availability of this form of financing to Polaris’ retail customers. Polaris desires to continue to facilitate the availability of revolving retail credit to Polaris consumers by third parties without assuming retail credit risk, which in the current credit market environment, will likely result in less favorable economic terms for Polaris. Although not obligated to do so under the terms of the 2005 agreement with HSBC, and while reserving all of its legal rights, Polaris will likely agree to forgo the volume-based fee income due to Polaris and/or absorb increased promotional support costs after March 1, 2008 rather than allow HSBC to significantly tighten the underwriting standards for Polaris customers. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

Polaris promotes the Polaris brand among the riding and non-riding public and provides a wide range of products for enthusiasts by licensing the name Polaris. The Company currently licenses the production and sale of a range of items, including die cast toys, ride on toys, video games, and numerous other products.

During 2000, a wholly-owned subsidiary of Polaris established an e-commerce site, purepolaris.com, to sell clothing and accessories over the Internet directly to consumers. The site has been developed with a revenue sharing arrangement with the dealers.

Polaris’ marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of its dealers and distributors. Polaris makes available and advertises discount or rebate programs, retail financing or other incentives for its dealers and distributors to remain price competitive in order to accelerate retail sales to consumers and gain market share. Polaris advertises its products directly using print advertising in the industry press and in user group publications, billboards, television and radio. Polaris also provides media advertising and partially underwrites dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, Polaris produces promotional films for its products, which are available to dealers for use in the showroom or at special promotions. Polaris also provides product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

Polaris expended approximately $123.9 million for sales and marketing in 2007, $108.9 million in 2006, and $108.4 million in 2005.

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

Polaris expended for research and development approximately $73.6 million in 2007, $73.9 million in 2006, and $71.0 million in 2005.

Investment in KTM Power Sports AG

In 2005 Polaris purchased a 25 percent interest in Austrian motorcycle manufacturer KTM and began several important strategic projects with KTM intended to strengthen the competitive position of both companies and provide tangible benefits to their respective customers, dealers, suppliers and shareholders. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement, which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross. The agreement provided for completion of the sale of the KTM shares in two stages. In the first half of 2007, the Company completed both stages of its sale of KTM shares generating proceeds of $77.1 million. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Competition

The ATV, snowmobile, motorcycle, and side-by-side vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.

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

The settlement required, among other things, that ATV purchasers receive “hands on” training. In April 1998, this consent decree expired and Polaris entered into a voluntary action plan under which Polaris agreed to continue various activities previously required under the consent decree, including age recommendations, warning labels, point of purchase materials, hands on training and an information and education effort. Polaris also agreed to continue dealer monitoring to ascertain dealer compliance with safety obligations including age recommendations and training requirements.

Polaris does not believe that its voluntary action plan has had or will have a material adverse effect on Polaris or negatively affect its business to any greater degree than those of its competitors who have undertaken similar action plans with the CPSC. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the federal government or individual states would not have an adverse effect on the Company. Polaris will continue to attempt to assure that its dealers are in compliance with their safety obligations. Polaris has notified its dealers that it may terminate or not renew any dealer it determines has violated such safety obligations. Polaris believes that its ATVs have always complied with safety standards relevant to ATVs.

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

In August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory standards for ATVs and to ban three-wheeled ATVs. The proposed rules in large part would require all ATV manufacturers to comply with ANSI/SVIA safety standards which are now voluntary. Polaris currently complies with these standards. Polaris no longer makes three-wheeled ATVs so a three-wheeled ban would not affect Polaris production. Polaris does not believe that the rules will negatively affect its business to any greater degree than those of its competitors who would also be subject to the same mandatory standards. The CPSC has not issued a final rule in this matter.

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

CARB has emission regulations for ATVs and off-road side-by-side vehicles which the Company already meets. In October 2002, the EPA established new corporate average emission standards effective for model years 2006 through 2012 for non-road recreational vehicles including ATVs, off road side-by-side vehicles and snowmobiles. The Company has developed engine and emission technologies along with its existing technology base to meet current and future requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines that meet emission requirements for certain snowmobile models.

Victory motorcycles are also subject to EPA and CARB emission standards. Polaris believes that its motorcycles have always complied with these standards. The CARB regulations require additional motorcycle emission reductions in model year 2008 which the Company meets. The EPA adopted the CARB emission limits in a January 2004 rulemaking that allows an additional two model years to meet these new CARB emission requirements on a nationwide basis. The Company has developed engine and emission technologies to meet these requirements nationwide by 2010.

Polaris products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States. Europe currently regulates emissions from certain of the Company’s ATV-based products and motorcycles and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the U.S. In December 2006 Canada proposed a new regulation that would essentially adopt the U.S. emission standards for ATVs, off-road side-by-side vehicles, and snowmobiles. These regulations are expected to become effective in 2009.

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

Employment

Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2007, Polaris employed an average of approximately 3,200 persons. Approximately 1,250 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.

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

Forward-Looking Statements

This 2007 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A — Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that the Company may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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

Polaris had a product liability reserve accrual on its balance sheet of $9.3 million at December 31, 2007 for the possible payment of pending claims related to continuing operations and $2.3 million for discontinued operations for product liability, regulatory and other legal costs related to marine products. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985 or motorcycles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

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

Fluctuations in foreign currency exchange rates could result in declines in Polaris’ reported sales and net earnings.

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

Retail credit market deterioration and volatility may restrict the ability of Polaris’ retail customers to finance the purchase of Polaris products and adversely affect Polaris’ income from financial services.

The Company has arrangements with each of HSBC and GE Bank to make retail financing available to consumers who purchase Polaris products in the United States. During 2006 and 2007 consumers financed approximately 40 percent of the Polaris vehicles sold in the United States through the HSBC revolving retail credit and GE Bank installment retail credit programs. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had previously been available to Polaris customers. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007 resulting in a significant decline in the income from financial services reported by Polaris in the second half of 2007. During the first quarter of 2008, HSBC informed Polaris for the first time that it was suddenly no longer satisfied with its profitability from the 2005 contractual arrangement currently in place to provide revolving retail credit financing for Polaris products. HSBC claims this dissatisfaction is due to the deterioration of the general overall revolving retail credit market and the volatility of consumer loan loss rates and delinquency trends in the United States. HSBC informed Polaris that it plans to significantly tighten the underwriting standards that it uses in its revolving retail credit approval process effective March 1, 2008, unless Polaris agrees to forgo volume-based fee income Polaris has a right to receive under the 2005 contractual arrangement and/or absorb more promotional costs. This proposed tightening of underwriting standards would reduce the availability of this form of financing to Polaris’ retail customers. Polaris desires to continue to facilitate the availability of revolving retail credit to Polaris consumers by third parties without assuming retail credit risk, which in the current credit market environment, will likely result in less favorable economic terms for Polaris. Although not obligated to do so under the terms of the 2005 agreement with HSBC, and while reserving all of its legal rights, Polaris will likely agree to forgo the volume-based fee income due to Polaris and/or absorb increased promotional support costs after March 1, 2008 rather than allow HSBC to significantly tighten the underwriting standards for Polaris customers.

The following additional factors that could have a negative effect on the future financial performance of Polaris and its common stock are discussed in the section entitled “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report:

•	Higher dealer and factory inventories/lower shipments

•	Lower levels of consumer spending related to concerns over gasoline and home heating costs

•	Higher commodity and transportation costs, particularly energy-related costs resulting from recent natural disasters

•	Higher promotional incentives and floor plan financing costs

•	Increases in the cost and availability of certain raw materials, including aluminum, steel and plastic resins

•	Effects from the relationship with KTM related to the engine supply agreement

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following sets forth the Company’s material facilities as of December 31, 2007.

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	258,000
Spirit Lake, Iowa	Warehouse	Leased	45,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing and R&D	Owned	634,896
Roseau, Minnesota	Injection Molding	Owned	76,800
Roseau, Minnesota	Warehouse (various locations)	Leased	36,922
Vermillion, South Dakota	Distribution Center	Owned	378,000
Vermillion, South Dakota	Warehouse	Leased	71,500
Osceola, Wisconsin	Component Parts Manufacturing	Owned	188,800
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
Altona, Victoria, Australia	Office and Distribution facility	Leased	9,200
Winnipeg, Manitoba, Canada	Office and Distribution facility	Leased	31,000
Passy, France	Office and Distribution facility	Leased	10,000
Askim, Norway	Office and Distribution facility	Leased	10,760
Ostersund, Sweden	Office and Distribution facility	Leased	14,280
Birmingham, United Kingdom	Office and Distribution facility	Leased	6,500
Griesheim, Germany	Office and Distribution facility	Leased	3,240
Wyoming, Minnesota	Research and Development facility	Owned	127,000
Eagan, Minnesota	Wholegoods Distribution	Leased	35,000
Brooklyn Park, Minnesota	Wholegoods Distribution	Leased	25,000
E. Syracuse, New York	Wholegoods Distribution	Leased	40,000
Ontario, California	Wholegoods Distribution	Leased	50,000
Nashville, Tennessee	Wholegoods Distribution	Leased	37,500
Irving, Texas	Wholegoods Distribution	Leased	46,251
Spencer, Iowa	Wholegoods Distribution	Leased	90,000
Tacoma, Washington	Wholegoods Distribution	Leased	15,000

Polaris owns substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for ATVs, snowmobiles and motorcycles. The Company believes Polaris’ manufacturing and distribution facilities are adequate in size and suitable for its present manufacturing and distribution needs.

Item 3.	Legal Proceedings

Polaris is involved in a number of legal proceedings, none of which is expected to have a material effect on the financial results or the business of Polaris.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

Set forth below are the names of the executive officers of the Company as of February 21, 2008, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Thomas C. Tiller	46	Chief Executive Officer
Bennett J. Morgan	44	President and Chief Operating Officer
Jeffrey A. Bjorkman	48	Vice President — Operations
Mark E. Blackwell	54	Vice President — Victory Motorcycles and International
John B. Corness	53	Vice President — Human Resources
Michael D. Dougherty	40	Vice President and General Manager — ATV Division
William C. Fisher	53	Vice President and Chief Information Officer
Michael P. Jonikas	47	Vice President — Sales and Marketing
David C. Longren	49	Vice President and Chief Technical Officer
Michael W. Malone	49	Vice President — Finance, Chief Financial Officer and Secretary
Mary P. McConnell	55	Vice President and General Counsel
Scott A. Swenson	44	Vice President and General Manager — Snowmobile and PG&A Divisions

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term with the exception of Mr. Tiller who has an employment agreement with the Company expiring on December 31, 2008. Mr. Morgan has an employment agreement with no expiration date. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Tiller was appointed President and Chief Operating Officer of the Company in July 1998. In 1999 Mr. Tiller was promoted to President and Chief Executive Officer, and as of April 2005 is solely the Chief Executive Officer of the Company. Prior to joining Polaris, Mr. Tiller was employed by General Electric Company in various management positions for fifteen years. In January 2008, Mr. Tiller announced that he will be stepping down as CEO of Polaris at the end of his current contract which expires in December, 2008.

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

Mr. Dougherty was promoted to Vice President and General Manager of the ATV Division in November 2007, and has been General Manager of the ATV Division since April 2005. In 1998, Mr. Dougherty joined Polaris as the International Sales Manager for Europe, Mid East and Africa. In 2002, Mr. Dougherty accepted the position of

General Manager, International Operations. Prior to Polaris, he was employed at Trident Medical International, a trading company which had offices in Hong Kong, Miami and Denmark.

Mr. Fisher was promoted to Vice President and Chief Information Officer in November 2007, and has been Chief Information officer since July 1999. He has also served as General Manager of Service overseeing all technical, dealer, and consumer Service operations since 2005. Prior to joining Polaris, Mr. Fisher was employed by MTS Systems for 15 years in various positions in information services, software engineering, control product development, and general management. Before that time, Mr. Fisher worked as a civil engineer for Anderson-Nichols and he later joined Autocon Industries, where he developed process control software.

Mr. Jonikas was promoted to Vice President — Sales and Marketing in November 2007, and was the General Manager of Sales and Marketing since April 2005. Mr. Jonikas joined Polaris Industries in May 2000 as Director of Marketing and Product Management for the ATV Division. In 2003 he was promoted to General Manager of the Side-by-side vehicle product line. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills in numerous general management assignments.

Mr. Longren was promoted to Vice President and Chief Technical Officer in November 2007, and has been the Chief Technical Officer since May 2006. Mr. Longren joined Polaris in January 2003 as the Director of Engineering for the ATV Division. Prior to joining Polaris, Mr. Longren was a Vice President in the Weapons Systems Division of Alliant Tech System and Vice President, Engineering and Marketing at Blount Spotting Equipment Group.

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

Mr. Swenson was promoted to Vice President and General Manager — Snowmobile and PG&A Divisions in November 2007. Prior to his current position, Mr. Swenson was General Manager of the Snowmobile Division since April, 2006 and General Manager of the PG&A Division beginning in May 2001. In 1998 Mr. Swenson joined Polaris as Assistant Treasurer. Prior to joining Polaris, Mr. Swenson was employed in various finance positions at General Electric and Shell Oil Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2007 Annual Report is incorporated herein by reference.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: Russell 2000 Index and Hemscott Group’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 on January 1, 2003 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Comparison of 5-Year Cumulative Total Return Among
Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Index

	At December 31
	2002	2003	2004	2005	2006	2007

Polaris Industries Inc.	$100	$154.11	$241.34	$181.76	$174.31	$182.70
Recreational Vehicles Index	100	115.67	149.02	127.15	159.08	114.80
Russell 2000 Index	100	147.25	174.26	182.18	215.65	212.26

Assumes $100 Invested on January 1, 2003
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2007

Source: Hemscott Group

The table below sets forth the information with respect to purchases made by or on behalf of Polaris during the fourth quarter of the fiscal year ended December 31, 2007.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares That May
			Shares Purchased as	Yet Be Purchased
	Total Number of	Average Price Paid	Part of Publicly	Under the
Period	Shares Purchased	per Share	Announced Program	Program(1)

October 1 - 31, 2007	160,000	$51.65	160,000	3,785,000
November 1 - 30, 2007	465,000	46.38	465,000	3,320,000
December 1 - 31, 2007	445,000	48.89	445,000	2,875,000

Total	1,070,000	$48.21	1,070,000	2,875,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 34.0 million shares of the Company’s common stock (the “Program”) as of December 31, 2007. Of that total, approximately 31.1 million shares have been repurchased cumulatively from 1996 through December 31, 2007. In January 2008, the Board of Directors increased the Company’s common stock share repurchase authorization by an additional 3.5 million shares. This Program does not have an expiration date.

Item 6.	Selected Financial Data

The information under the caption “11-Year Selected Financial Data” appearing on pages 10 and 11 of the Company’s 2007 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2007, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Executive-Level Overview

2007 was a good year for Polaris. The Company’s overall goal was to get the Company back on track following a disappointing 2006 and that was accomplished. The Company gained market share in every product line both domestically and internationally. The execution of the new operational excellence initiative began to take hold and during 2007 the Company saw significant improvements in system-wide cost, quality, and speed. Inventory levels were lower at both the dealer and the factory level. Despite a very challenging economy, especially for consumer durables, Polaris grew sales and earnings per share, propelled by great new product introductions such as the RANGER RZRtm and Victory Visiontm. Polaris had a clear plan for 2007 and achieved it.

However, as in any year, though, there were some disappointments in 2007. Several end markets, especially the core North American ATV market, were weaker than the Company expected. The significant decline in financial services income in the second half of 2007 was not anticipated at the beginning of 2007. And while factory inventory decreased five percent in 2007 from 2006 levels, it was still higher than deemed desirable by the Company. In the end, however, the positives significantly outweighed the negatives in 2007.

For the full year ended December 31, 2007, net income from continuing operations was $3.10 per diluted share, a 14 percent increase from earnings of $2.72 per diluted share for the year ended December 31, 2006. Net income from continuing operations was $112.6 million for the year ended December 31, 2007 compared to $112.8 million for the prior year. Sales for the full year ended December 31, 2007 totaled $1.780 billion, an increase of seven percent compared to sales of $1.657 billion for the full year 2006. The Company’s product lines consist of ATVs including side-by-side vehicles, snowmobiles, motorcycles and their related parts, garments and accessories

(PG&A). ATVs is the largest product line representing 67 percent of Polaris’ sales in 2007. The increase in total Company sales in 2007 was due to a seven percent increase in ATV sales, a nine percent increase in PG&A sales and a 14 percent increase in snowmobile sales in 2007. The increase in ATVs is attributable to continued strong sales growth in the Company’s RANGERtm side-by-side vehicles, particularly the RANGER RZRtm. Snowmobiles grew 14 percent in 2007 due to better snowfall and significantly reduced beginning snowmobile dealer inventory levels in 2007 compared to the prior year. Victory motorcycles sales in 2007 were flat with 2006 as the overall motorcycle market in the United States declined in 2007. The Company sells its products through a network of 1,600 dealers in North America and six subsidiaries and 43 distributors in approximately 130 countries outside of North America. International sales also grew 11 percent in 2007 compared to 2006. The Company’s gross profit in 2007 increased nine percent from 2006 and the gross margin as a percentage of sales, increased 40 basis points to 22.1 percent in 2007 compared to 21.7 percent in 2006. The increase was primarily due to a favorable product mix change as the Company sold more side-by-side vehicles which typically have higher margins as well as favorable foreign currency fluctuations offset somewhat by increased promotional and warranty costs during 2007. Income from financial services for 2007 decreased four percent to $45.3 million compared to $47.1 million in 2006, a result of the Company’s revolving retail credit provider, HSBC, discontinuing the financing of non-Polaris products at Polaris dealerships during the second half of 2007. The Company generated a gain of $6.2 million in 2007 resulting from the sale of a majority of its investment in KTM.

During 2007, the Company repurchased and retired 1.9 million shares of its common stock for a total of $103.1 million. Together with the accelerated share repurchase transaction executed in December 2006, these share repurchases have resulted in a 12 percent reduction in the average diluted shares outstanding for the year ended December 31, 2007 compared to 2006. Since inception of the share repurchase program in 1996, approximately 31.1 million shares have been repurchased at an average price of $31.88 per share. On January 24, 2008, the Board of Directors authorized an additional 3.5 million shares for repurchase. The additional share repurchase authorization, together with the 2.9 million shares remaining available for repurchase under the prior authorization, represents approximately 19 percent of the shares of Polaris common stock currently outstanding.

Results of Operations

2007 vs. 2006

Continuing Operations

Sales increased to $1.780 billion in 2007, representing a seven percent increase from $1.657 billion in 2006. The increase in sales was due to higher ATV sales, primarily growth from side-by-side vehicles, and increased snowmobile and PG&A sales compared to 2006.

Sales of ATVs of $1,194.6 million in 2007 increased seven percent from $1,117.3 million in 2006. This increase reflects the success of the new RANGER RZRtm side-by-side vehicle and the initial success of the new RANGER Crewtm six passenger side-by-side utility vehicle which began shipping late in the fourth quarter 2007. Additionally, the Company continued to experience growth in demand for its base RANGERtm side-by-side utility vehicles during 2007 in an overall side-by-side industry that continues to expand. Core ATV shipments to dealers decreased in 2007, resulting in dealer inventories at year-end finishing at much lower levels than year-end 2006. The Company gained a modest amount of market share in core ATVs despite a declining overall core North American ATV market during 2007. The average per unit sales price of ATVs increased seven percent in 2007 due to the mix impact of increased sales of RANGERtm vehicles and favorable currency rates. Sales of ATVs comprised 67 percent of total Company sales in 2007 and 2006.

Sales of snowmobiles of $179.2 million in 2007 were 14 percent higher than $156.9 million in 2006. The increase reflects the impact of significantly reduced beginning snowmobile dealer inventory levels in 2007 compared to the prior year and a return of more normal snowfall levels in North America in the 2007-2008 riding season. The average per unit sales price increased nine percent due to product mix change and favorable currency rates. Sales of snowmobiles comprised 10 percent of total Company sales in 2007 and 2006.

Sales of Victory motorcycles were $113.2 million in 2007 as compared to $112.8 million in 2006. Victory motorcycle sales to dealers grew less than one percent during 2007 compared to 2006 primarily due to the impact of the slowing overall motorcycle industry during 2007. Although overall motorcycle industry retail sales in North America declined during 2007, Victory continued to increase retail sales to consumers, expand market share and maintain its industry-leading quality position while entering the luxury touring segment of motorcycles in 2007 with the new introduction of the Victory Visiontm. The average per unit sales price in 2007 was flat with 2006. Sales of Victory motorcycles comprised six percent of total Company sales in 2007 compared to seven percent in 2006.

Sales of PG&A of $293.0 million in 2007 increased nine percent compared to $269.5 million in 2006. The increase was primarily due to increased shipments of Victory motorcycle and RANGER side-by-side related PG&A. Victory and RANGER related PG&A increased due to the increased sales of these vehicles during 2007 and the introduction of new products, particularly for the new Victory Visiontm and the RANGER RZRtm models. PG&A sales comprised 17 percent of total Company sales in 2007 compared to 16 percent in 2006.

Gross profit was $393.0 million in 2007, representing a nine percent increase compared to $359.4 million gross profit in 2006. The gross profit margin percentage was 22.1 percent in 2007, an increase of 40 basis points from 21.7 percent for the full year 2006. The increase is due to a favorable product mix change as the Company sold more side-by-side vehicles, which typically have higher margins, as well as favorable foreign currency fluctuations, offset somewhat by increased promotional and warranty costs.

Operating expenses in 2007 increased ten percent to $262.3 million from $238.4 million in 2006. Expressed as a percentage of sales, operating expenses increased to 14.7 percent in 2007 from 14.4 percent in 2006. Research and development expenses for 2007 were approximately flat with 2006. Sales and marketing expenses increased 14 percent in 2007 primarily due to increased advertising costs. General and administrative expenses increased 17 percent in 2007 primarily due to more normalized incentive compensation plan expenses resulting from improved financial performance during 2007 compared to 2006.

Income from financial services decreased four percent in 2007 to $45.3 million compared to $47.1 million in 2006 resulting from the Company’s revolving retail credit provider, HSBC, discontinuing the financing of non-Polaris products at Polaris dealerships during the second half of 2007.

Interest expense increased to $15.1 million for 2007 compared to $9.8 million in 2006 due to higher debt levels maintained during the year related to the accelerated share repurchase transaction completed in December 2006.

Income from manufacturing affiliates (which historically has primarily represented the Company’s portion of income from its investment in KTM, net of tax), was $0.5 million for the year ended December 31, 2007 compared to $3.6 million for the same period in 2006. During the first half of 2007, the Company sold 80 percent of its investment in KTM. The income generated in 2007 represents cash dividends received on the KTM common stock investment during the year and Polaris’ share of income from its equity investment in Robin Manufacturing, U.S.A.

The Gain on sale of manufacturing affiliates shares for the 2007 year was $6.2 million in 2007 generated from the Company’s sale of 80 percent of its KTM investment during the first half of 2007.

Non-operating other (income) expense was income of $2.7 million in 2007 compared to income of $1.9 million in 2006, primarily due to the weakening of the U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.

The Income tax provision for the full year 2007 was recorded at a rate of 33.9 percent of pretax income, compared to 31.1 percent for 2006. The higher income tax provision rate is primarily due to the resolution of certain tax issues in 2007 compared to more favorable tax events in 2006.

Net income from continuing operations in 2007 was $112.6 million, compared to 2006 net income from continuing operations of $112.8 million. Net income from continuing operations was 6.3 percent of sales in 2007, compared to 6.8 percent of sales in 2006. Net income from continuing operations per diluted share increased 14 percent to $3.10 in 2007 from $2.72 in 2006, primarily due to a 12 percent decline in the number of diluted shares outstanding in 2007 compared to 2006 resulting primarily from the accelerated share repurchase transaction completed in December 2006. Reported net income for the full year ended December 31, 2007, including each of continuing and discontinued operations was $111.7 million or $3.07 per diluted share, compared to $107.0 million, or $2.58 per diluted share for the year ended December 31, 2006, which included a $5.4 million loss, after tax, on disposal of discontinued operations and a $0.4 million gain from the cumulative effect of the SFAS 123(R) accounting change.

Discontinued Operations

Effective September 2, 2004 the Company ceased to manufacture marine products. The marine products division’s financial results are being reported separately as discontinued operations for all periods presented. For the full year ended December 31, 2007, the loss from discontinued operations was $0.9 million, after tax, or $0.03 per diluted share, compared to a loss of $0.8 million, after tax, or $0.02 per diluted share in 2006.

Results of Operations

2006 vs. 2005

Continuing Operations

Sales from continuing operations decreased to $1.657 billion in 2006, representing an eleven percent decrease from $1.870 billion in 2005. The decrease in sales was primarily due to lower snowmobile and core ATV sales volume offset somewhat by increases in Victory motorcycle and side-by-side vehicle sales in 2006 compared to 2005.

Sales of ATVs of $1,117.3 million in 2006 were down ten percent from $1,239.5 million in 2005. The decrease in sales in 2006 was largely attributable to North American dealers scaling back orders in an effort to further reduce dealer inventory levels due to soft industry retail sales. As a result, dealer inventory levels in North America were lower at the end of 2006 than at the end of 2005. During the year the overall side-by-side vehicle market continued to perform well and Polaris experienced continued strong sales growth in the RANGERtm product line. The average per unit sales price increased eight percent in 2006 due to the mix impact of the new products introduced during 2006, increased sales of RANGERtm and favorable currency rates. Sales of ATVs comprised 67 percent of total Company sales in 2006 and 66 percent in 2005.

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

Sales of Victory motorcycles of $112.8 million in 2006 were 13 percent higher than $99.5 million in 2005. The increase was attributable to improved brand recognition, the introduction of new products and improvements in the dealer network. Sales of Victory motorcycles comprised seven percent of total Company sales in 2006 compared to five percent in 2005.

Sales of PG&A of $269.5 million in 2006 were two percent lower than $274.2 million in 2005. The decline was primarily due to lower ATV and snowmobile vehicle sales. PG&A sales comprised 16 percent of total Company sales in 2006 compared to 15 percent in 2005.

Gross profit decreased to $359.4 million in 2006, representing a 13 percent decrease compared to $411.0 million gross profit in 2005. The gross profit margin percentage was 21.7 percent in 2006, a decrease of 30 basis points from 22.0 percent for the full year 2005. The decrease in gross profit dollars and margin percentage was primarily due to lower sales volume for ATVs and snowmobiles, higher promotional costs and floor plan financing costs. These higher costs were partially offset by savings from various cost reduction initiatives, favorable currency rates and a refund of certain European import duties. In addition, warranty expenses decreased nine percent to $33.2 million for the year ending December 31, 2006 compared to $36.3 million in the prior year. The decrease in warranty expense in 2006 was the result of lower warranty claim experience, primarily for ATVs.

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

Income from manufacturing affiliates (which primarily represented the Company’s portion of income from the investment in KTM, net of tax) increased to $3.6 million for the full year 2006 compared to $2.3 million for 2005. In December 2006, the Company entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of Polaris’ investment in KTM. The sale price per share of KTM stock was fixed in the share purchase agreement. During the fourth quarter of 2006 the Company recorded income, net of tax, of $2.0 million related to its 25 percent equity ownership in KTM and also recorded a corresponding impairment charge of $1.9 million in order to adjust the asset carrying value of the shares to equal the sales price in the share purchase agreement on a per share basis. This impairment charge was included as a component of Income from manufacturing affiliates in the accompanying consolidated statements of income.

Interest expense was $9.8 million in 2006 compared to $4.7 million in 2005. The increase was due to higher borrowing levels and increased interest rates during the 2006 periods.

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

Sales promotions and incentives:  Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2007 and 2006, accrued sales promotions and incentives were $79.2 million and $65.2 million, respectively, reflecting an increase in the core ATV and snowmobile sales promotions and incentives cost environment during 2007. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Share-Based Employee Compensation:  In the first quarter ended March 31, 2006 Polaris adopted SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s history of dividend payouts.

SFAS 123(R) requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect the Company’s gross margin and operating expenses. The effect of forfeiture adjustments subsequent to the adoption of SFAS 123(R) in the first quarter of 2006 were immaterial.

Dealer holdback programs:  Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $83.9 million and $80.5 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Product warranties:  Polaris provides a limited warranty for ATVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2007 and 2006, the warranty reserve was $31.8 million and $27.3 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2007 and 2006 the Company had accruals of $9.3 million and $9.2 million, respectively, for the possible payment of pending claims related to continuing operations. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had accruals of $2.3 million and $4.3 million at December 31, 2007 and 2006, respectively, for the possible payment of pending claims related to discontinued operations. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes:  In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007. The adoption of FIN 48 had no material impact on the Company’s financial position or results of operations for 2007. See Note 4 of notes to consolidated financial statements for further discussion on Income Taxes.

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are required for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

Fair Value Option for Assets and Liabilities:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

Liquidity and Capital Resources

Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

During 2007, Polaris generated net cash from continuing operating activities of $213.2 million, an increase of 40 percent from 2006 primarily due to a reduction in factory inventory levels in 2007 and an increase in accrued expenses primarily due to more normalized incentive compensation expenses and increased promotional costs accrued in 2007. Additionally, the Company received $77.1 million which represents proceeds from the sale of KTM shares in 2007. The net cash was utilized for the repurchase of shares of common stock of $103.1 million, to fund capital expenditures of $63.7 million, to pay cash dividends of $47.7 million and to pay down a net of $50.0 million under the credit agreement. During 2006, Polaris generated net cash from continuing operating activities of $152.8 million, which along with the net borrowings of $232.0 million under the credit agreement was utilized to fund capital expenditures of $52.6 million, repurchase shares of common stock of $307.6 million and pay cash dividends of $50.2 million.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates. At December 31, 2007 and 2006, Polaris had total outstanding borrowings under the agreement of $200.0 million and $250.0 million, respectively. The Company’s debt to total capital ratio was fifty-four percent at December 31, 2007 and sixty percent at December 31, 2006. Polaris has entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. At December 31, 2007, the effect of these agreements was to fix the interest rate at 4.65 percent for $25 million of the term loan through December 2008 and 4.42 percent for $25 million of the term loan through December 2009.

The following table summarizes the Company’s significant future contractual obligations at December 31, 2007 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement:
Revolving loan facility	$0.0	—	—
Term loan	200.0	—	—	$200.0
Interest expense under term loan and swap agreements	43.5	$10.7	$22.1	10.7
Engine purchase commitments	10.4	10.4	—	—
Operating leases	6.8	3.1	2.7	1.0
Capital leases	0.3	0.1	0.2	—

Total	$261.0	$24.3	$25.0	$211.7

Additionally, at December 31, 2007, Polaris had letters of credit outstanding of $3.2 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $8.7 million.

The Polaris Board of Directors authorized the cumulative repurchase of up to 34.0 million shares of the Company’s common stock through December 31, 2007. Of that total, approximately 31.1 million shares were repurchased cumulatively from 1996 through December 31, 2007. During the third quarter ended September 30, 2007, the Company paid $13.0 million to Goldman, Sachs & Co. (“Goldman”) related to the purchase price adjustment that was contemplated under the 3.55 million shares accelerated share repurchase transaction with Goldman in December 2006. In addition, Polaris paid $90.1 million to repurchase and retire approximately 1.9 million shares during the second half of 2007. The share repurchase activity during 2007 and the 3.55 million shares repurchased under the accelerated share repurchase transaction completed in December 2006, had a combined positive impact on earnings per share of approximately $0.30 per diluted share for the year ended

December 31, 2007 before taking into consideration the interest cost of funding the repurchase activity. In January 2008, the Board of Directors increased the Company’s common stock share repurchase authorization by an additional 3.5 million shares. The additional share repurchase authorization together was the 2.9 million shares remaining available for repurchase under the prior authorization, represents approximately 19 percent of the total shares currently outstanding.

Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. During 2006 Polaris modified its agreement with GE Commercial Distribution Finance Corporation to finance Polaris’ Canadian dealers’ purchases of PG&A in addition to financing the Canadian dealers’ wholegood purchases. A significant majority of the worldwide sales of snowmobiles, ATVs, motorcycles and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2007 and 2006, was approximately $853.6 million and $862.4 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units.

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2007 and 2006, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $547.0 million and $599.7 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF (which at December 31, 2007 and 2006 was approximately $66.2 million and $40.7 million, respectively). Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2007 and 2006, was $53.8 million and $55.6 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly -owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as a component of Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of

Income from financial services in the accompanying consolidated statements of income. At December 31, 2007, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $172.3 million, a 17 percent increase from $146.8 million at December 31, 2006. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2007 was $722.8 million, a three percent decrease from $746.5 million at December 31, 2006. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In October 2001 Household and a subsidiary of Polaris entered into a Revolving Program Agreement to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC, formerly known as Household Bank (SB), N.A., under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007 resulting in a significant decline in the income from financial services reported by Polaris in the second half of 2007. During the first quarter of 2008, HSBC informed Polaris for the first time that it was suddenly no longer satisfied with its profitability from the 2005 contractual arrangement currently in place to provide revolving retail credit financing for Polaris products. HSBC claims this dissatisfaction is due to the deterioration of the general overall revolving retail credit market and the volatility of consumer loan loss rates and delinquency trends in the United States. HSBC informed Polaris that it plans to significantly tighten the underwriting standards that it uses in its revolving retail credit approval process effective March 1, 2008, unless Polaris agrees to forgo volume-based fee income Polaris has the right to receive under the 2005 contractual arrangement and/or absorb more promotional costs. This proposed tightening of underwriting standards would reduce the availability of this form of financing to Polaris’ retail customers. Polaris desires to continue to facilitate the availability of revolving retail credit to Polaris consumers by third parties without assuming retail credit risk, which in the current credit market environment, will likely result in less favorable economic terms for Polaris. Although not obligated to do so under the terms of the 2005 agreement with HSBC, and while reserving all of its legal rights, Polaris will likely agree to forgo the volume-based fee income due to Polaris and/or absorb increased promotional support costs after March 1, 2008 rather than allow HSBC to significantly tighten the underwriting standards for Polaris customers. To help offset the impact of the HSBC change, Polaris will encourage its dealers to increase utilization of the installment retail credit agreement between Polaris and GE Bank in addition to investigating alternative revolving retail credit arrangements during 2008. Management currently anticipates the income generated from these retail credit agreements for calendar 2008, reported as a component of income from financial services, to be significantly less than the $28.2 million recorded for the full year 2007. Although difficult to predict in the current volatile and uncertain credit market environment, these less favorable terms imposed by HSBC, combined with the decision by HSBC to cease financing of non-Polaris products effective July 1, 2007, will likely result in income generated from the HSBC and GE Bank retail credit agreements for calendar year 2008 to be in the range of $5.0 million to $10.0 million.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

During 2006 and 2007 consumers financed approximately 40 percent of Polaris vehicles sold in the United States through the combined HSBC revolving retail credit and GE Bank installment retail credit arrangements, while the volume of revolving and installment credit contracts written in calendar year 2007 was $860.0 million, a 12 percent increase over 2006. Although the volume of revolving and installment retail credit contracts written for the full year 2007 increased over 2006, the volume trend in the second half of 2007 was down significantly due to the loss of the financing facility for non-Polaris products by HSBC in July 2007. This negative trend combined with the less favorable terms imposed by HSBC discussed above, will likely result in significantly lower income generated from the HSBC and GE Bank retail credit agreements in 2008.

In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross. The agreement provided for completion of the sale of the KTM shares in two stages during the first half of 2007. On June 15, 2007, Polaris completed the second and final closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement as supplemented on February 20, 2007, generating combined proceeds of $77.1 million including a total gain of $6.2 million. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Improvements in manufacturing capacity and product development during 2007 included $27.0 million of tooling expenditures for new product development across all product lines. Polaris anticipates that capital expenditures for 2008, including tooling and research and development equipment, will range from $65.0 million to $70.0 million.

Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2008. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates and Interest Rates

Commodity inflation has had an impact on the Company’s results of operations in 2007. The changing relationships of the U.S. dollar to the Canadian dollar, Euro and Japanese yen have also had a material impact from time-to-time.

During 2007, purchases totaling eight percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on Polaris’ raw material purchase prices and cost of sales in 2007 had a positive financial impact when compared to the prior year. In view of the foreign exchange hedging contracts currently in place, Polaris anticipates that the yen-dollar exchange rate fluctuation will have a slightly negative impact on cost of sales during the hedged periods of 2008 when compared to 2007.

Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 13 percent of total Polaris sales in 2007. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar weakened in relation to the Canadian dollar in 2007 which resulted in a positive financial impact on Polaris sales and gross margins when compared to the same periods in 2006. As of December 31, 2007, Polaris has Canadian hedging contracts in place through June 2008. Polaris anticipates that the Canadian dollar exchange rate fluctuation will have a positive impact on gross margins during the hedged periods of 2008 when compared to 2007.

During each year Polaris sells its products to certain international distributors and certain Polaris subsidiaries sell to its dealers in Euros. The Company also purchases components from European suppliers in Euros. The Euro-denominated sales and purchases are approximately equal on an annual basis creating a natural hedge for the Euro. At December 31, 2007 the Company had no Euro foreign exchange hedging contracts in place.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2007, the Company had open Japanese yen foreign exchange hedging contracts with notional amounts totaling $23.7 million, which mature at various times through the second quarter of 2008. The average exchange rate of the Japanese yen foreign exchange hedging contracts is approximately 112 yen to the dollar. At December 31, 2007, the Company had open Canadian dollar foreign exchange hedging contracts with notional amounts totaling $48.5 million U.S. dollars, which mature at various times through June 2008. The average exchange rate of the Canadian dollar foreign exchange hedging contract is .92 U.S. dollar to the Canadian dollar.

The fair values of the Japanese yen and Canadian hedge contracts at December 31, 2007 represent a net unrealized loss of $3.9 million. A ten percent fluctuation in the currency rates as of December 31, 2007 would have resulted in a change in the fair value of the Canadian dollar and Japanese yen hedge contracts of approximately $7.0 million combined. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

The Company generally attempts to obtain firm pricing from most of its suppliers for volumes consistent with planned production. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience gross margin declines to the extent it is not able to increase selling prices of its products. In the past, the Company has been a party to, and in the future may enter into, derivative contracts to hedge a portion of the exposure to commodity prices. During 2007 the Company experienced modest commodity price increases with some of its key raw materials, but did not enter into any derivative contracts.

Polaris is a party to a credit agreement with various lenders consisting of a $250 million revolving loan facility and a $200 million term loan. Interest accrues on both the revolving loan and the term loan at variable rates based on LIBOR or “prime”. Additionally, Polaris is a party to two interest rate swap agreements that lock in a fixed interest rate on a total of $50.0 million of long-term debt. The Company is exposed to interest rate changes on any borrowings during the year in excess of $50.0 million. Based upon the average outstanding line of credit borrowings of $257.2 million during 2007 and the interest rate swap agreements, a one-percent fluctuation in interest rates would have had an approximately $2.0 million impact on interest expense in 2007.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

Management’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which report appears on the following page.

Thomas C. Tiller
Chief Executive Officer

Michael W. Malone
Vice President of Finance,
Chief Financial Officer and Secretary

February 21, 2008

Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm
on Company’s Internal Control over Financial Reporting

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Polaris Industries Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 21, 2008, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 21, 2008

Report Of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2008, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 21, 2008

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$63,281	$19,566
Trade receivables, net	82,884	63,815
Inventories, net	218,342	230,533
Prepaid expenses and other	17,643	19,940
Deferred tax assets	65,406	59,107

Total current assets	447,556	392,961
Property and Equipment
Land, buildings and improvements	105,377	104,612
Equipment and tooling	463,757	422,482

	569,134	527,094
Less accumulated depreciation	(364,783)	(323,093)

Net property and equipment	204,351	204,001
Investments in finance affiliate	53,801	55,629
Investments in manufacturing affiliates	32,110	99,433
Goodwill, net	26,447	25,040
Deferred tax assets	5,572	1,595
Intangible and other assets, net	44	132

Total Assets	$769,881	$778,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$90,045	$100,672
Accrued expenses:
Compensation	55,465	42,333
Warranties	31,782	27,303
Sales promotions and incentives	79,233	65,226
Dealer holdback	83,867	80,546
Other	40,746	37,038
Income taxes payable	4,806	3,940
Current liabilities of discontinued operations	2,302	4,362

Total current liabilities	388,246	361,420
Long term income taxes payable	8,653	—
Borrowings under credit agreement	200,000	250,000

Total liabilities	$596,899	$611,420

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 34,212 and 35,455 shares issued and outstanding	$342	$355
Additional paid-in capital	—	—
Retained earnings	146,763	152,219
Accumulated other comprehensive income	25,877	14,797

Total shareholders’ equity	172,982	167,371

Total Liabilities and Shareholders’ Equity	$769,881	$778,791

All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005

Sales	$1,780,009	$1,656,518	$1,869,819
Cost of sales	1,386,989	1,297,159	1,458,787

Gross profit	393,020	359,359	411,032
Operating expenses
Selling and marketing	123,897	108,890	108,395
Research and development	73,587	73,889	70,983
General and administrative	64,785	55,584	65,282

Total operating expenses	262,269	238,363	244,660
Income from financial services	45,285	47,061	38,640

Operating Income	176,036	168,057	205,012
Non-operating Expense (Income):
Interest expense	15,101	9,773	4,713
(Income) from manufacturing affiliates	(471)	(3,642)	(2,308)
(Gain) on sale of manufacturing affiliate shares	(6,222)	—	—
Other expense (income), net	(2,708)	(1,853)	3,748

Income before income taxes	170,336	163,779	198,859
Provision for Income Taxes	57,738	50,988	61,138

Net Income from continuing operations	$112,598	$112,791	$137,721

Loss from discontinued operations, net of tax	$(948)	$(812)	$(1,007)
Loss on disposal of discontinued operations, net of tax	—	(5,401)	—
Cumulative effect of accounting change, net of tax	—	407	—

Net Income	$111,650	$106,985	$136,714

Basic Net Income per share
Continuing operations	$3.20	$2.80	$3.27
Loss from discontinued operations	(0.03)	(0.02)	(0.02)
Loss on disposal of discontinued operations	—	(0.13)	—
Cumulative effect of accounting change	—	0.01	—

Net Income	$3.17	$2.65	$3.24

Diluted Net Income per share
Continuing operations	$3.10	$2.72	$3.15
Loss from discontinued operations	(0.03)	(0.02)	(0.02)
Loss on disposal of discontinued operations	—	(0.13)	—
Cumulative effect of accounting change	—	0.01	—

Net Income	$3.07	$2.58	$3.12

Weighted average shares outstanding:
Basic	35,236	40,324	42,131
Diluted	36,324	41,451	43,787

2005 results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

					Accumulated Other
	Number	Common	Additional	Retained	Comprehensive
	of Shares	Stock	Paid-In Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2004	42,741	$427	—	$364,155	$3,476	$368,058

Employee stock compensation	197	2	22,176			22,178
Proceeds from stock issuances under employee plans	1,110	11	20,034			20,045
Tax effect of exercise of stock options			15,166			15,166
Cash dividends declared ($1.12 per share)				(46,956)		(46,956)
Repurchase and retirement of common shares	(2,361)	(23)	(57,376)	(74,881)		(132,280)
Comprehensive income:
Net Income				136,714
Foreign currency translation adjustments, net					(7,377)
Unrealized gain on derivative instruments, net of tax					1,471
Total comprehensive income						130,808

Balance, December 31, 2005	41,687	$417	—	$379,032	$(2,430)	$377,019

Cumulative effect of accounting change				(582)		(582)
Employee stock compensation	338	3	13,399			13,402
Proceeds from stock issuances under employee plans	310	3	9,169			9,172
Tax effect of exercise of stock options			2,003			2,003
Cash dividends declared ($1.24 per share)				(50,234)		(50,234)
Repurchase and retirement of common shares	(6,880)	(68)	(24,571)	(282,982)		(307,621)
Comprehensive income:
Net Income				106,985
Foreign currency translation adjustments, net					15,335
Unrealized gain on derivative instruments, net of tax					1,892
Total comprehensive income						124,212

Balance, December 31, 2006	35,455	$355	—	$152,219	$14,797	$167,371

Employee stock compensation	210	2	19,757			19,759
Proceeds from stock issuances under employee plans	450	4	11,725			11,729
Tax effect of exercise of stock options			2,232			2,232
Cash dividends declared ($1.36 per share)				(47,739)		(47,739)
Repurchase and retirement of common shares	(1,903)	(19)	(33,714)	(69,367)		(103,100)
Comprehensive income:
Net Income				111,650
Foreign currency translation adjustments, net					6,818
Unrealized gain on equity securities, net					6,238
Unrealized loss on derivative instruments, net of tax					(1,976)
Total comprehensive income						122,730

Balance, December 31, 2007	34,212	$342	—	$146,763	$25,877	$172,982

2005 results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2007	2006	2005

Operating Activities:
Net income before cumulative effect of accounting change	$111,650	$106,577	$136,714
Net loss from discontinued operations	948	6,213	1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,093	71,164	67,936
Noncash compensation	19,759	13,402	22,178
Noncash income from financial services	(5,268)	(15,907)	(14,174)
Noncash income from manufacturing affiliates	(46)	(3,642)	(2,308)
Deferred income taxes	(10,276)	1,299	1,640
Changes in current operating items:
Trade receivables	(19,069)	14,534	(7,178)
Inventories	12,191	(28,513)	(28,396)
Accounts payable	(10,627)	3,608	762
Accrued expenses	38,648	(11,284)	11,025
Income taxes payable	9,519	(5,487)	(21,574)
Prepaid expenses and others, net	3,644	790	(5,169)

Net cash provided by continuing operations	213,166	152,754	162,463
Net cash flow used for discontinued operations	(3,008)	(7,131)	(16,101)

Net cash provided by operating activities	210,158	145,623	146,362
Investing Activities:
Purchase of property and equipment	(63,747)	(52,636)	(89,770)
Investments in finance affiliates	(11,527)	(10,486)	(22,811)
Distributions from finance affiliates	18,623	30,364	75,770
Investment in manufacturing affiliates	—	—	(85,443)
Proceeds from sale of shares of manufacturing affiliate	77,086	—	—
Distributions from manufacturing affiliates	—	1,706	1,123

Net cash used for investment activities	20,435	(31,052)	(121,131)
Financing Activities:
Borrowings under credit agreement	368,000	1,131,000	795,000
Repayments under credit agreement	(418,000)	(899,000)	(795,000)
Repurchase and retirement of common shares	(103,100)	(307,621)	(132,280)
Cash dividends to shareholders	(47,739)	(50,234)	(46,956)
Tax effect of proceeds from stock based compensation exercises	2,232	2,003	15,166
Proceeds from stock issuances under employee plans	11,729	9,172	20,045

Net cash used for financing activities	(186,878)	(114,680)	(144,025)
Net increase (decrease) in cash and cash equivalents	43,715	(109)	(118,794)
Cash and cash equivalents at beginning of period	19,566	19,675	138,469

Cash and cash equivalents at end of period	$63,281	$19,566	$19,675

Supplemental Cash Flow Information
Interest paid on debt borrowings	$16,034	$8,769	$4,708

Income taxes paid	$54,189	$52,466	$67,370

2005 results have been adjusted to reflect the adoption of SFAS 123(R) under the modified retrospective method. All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies

Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance all terrain recreational, utility and side-by-side vehicles (“ATVs”), snowmobiles, and motorcycles. Polaris products, together with related PG&A are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, Great Britain, Australia, Norway, Sweden and Germany.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. Polaris’ share of the income from the KTM investment is recorded as a component of Income from manufacturing affiliates under the equity method for 2006 and the portion of 2005 during which the KTM investment was held. With the sale of a majority of the KTM shares in 2007, the investment in KTM is no longer accounted for under the equity method. During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees. The 2005 period presented was adjusted to give effect to the adoption of SFAS 123(R) using the modified retrospective method. See Note 2 for further discussion.

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

The Company evaluates consolidation of entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there are no variable interest entities requiring consolidation by the Company in 2007, 2006 and 2005.

Investment in Manufacturing Affiliates: The investment in KTM was accounted for under the equity method at December 31, 2006. Polaris sold approximately 80 percent of its investment in KTM shares in the first half of 2007, and, therefore, the remaining KTM shares have been classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. The remaining approximately 345,000 shares, which represents approximately five percent of KTM’s outstanding shares, have a fair value equal to the trading price of KTM shares on the Vienna stock exchange. Changes in the trading price of KTM shares and changes in the Euro foreign currency exchange rate generate unrealized gains or losses which are recorded in Accumulated Other Comprehensive Income (loss) in the Shareholders’ Equity section in the accompanying consolidated balance sheets.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2007	2006

Raw materials and purchased components	$29,952	$19,391
Service parts, garments and accessories	67,463	67,302
Finished goods	134,455	155,927
Less: reserves	(13,528)	(12,087)

Inventories	$218,342	$230,533

Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

Goodwill and other assets: SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2007 and December 31, 2006. The results of the analyses indicated that no goodwill impairment existed. In accordance with SFAS No. 142 the Company will continue to complete an impairment analysis on an annual basis.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Balance as of beginning of year	$25,040	$25,039
Currency translation effect on foreign goodwill balances	1,407	1

Balance as of end of year	$26,447	$25,040

As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $615,000 at December 31, 2007 and 2006. Accumulated amortization was $571,000 at December 31, 2007 and $483,000 at December 31, 2006. The net value of intangible assets is included as a component of Intangible and other assets, net in the accompanying consolidated balance sheets.

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2007, 2006 and 2005 Polaris incurred $73,587,000, $73,889,000, and $70,983,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2007, 2006 and 2005 Polaris incurred $45,427,000, $35,239,000, and $33,560,000 respectively.

Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$27,303	$28,178	$28,243
Additions charged to expense	40,375	33,156	36,312
Warranty claims paid	(35,896)	(34,031)	(35,427)
Consumer Product Safety Commission settlement paid	—	—	(950)

Balance at end of year	$31,782	$27,303	$28,178

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $79,233,000 and $65,226,000 related to various sales promotions and incentive programs as of December 31, 2007 and 2006, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a reduction of revenue and a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $83,867,000 and $80,546,000 for dealer holdback programs in the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Foreign currency translation: The functional currency for the Canada, Australia, France, Great Britain, Sweden, Norway, Germany and Austria subsidiaries and the New Zealand branch is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net accumulated other comprehensive income related to translation gains and losses was a net gain of $22,167,000 at December 31, 2007 and a net gain of $15,349,000 at December 31, 2006.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor. Product returns, whether in the normal course of business or resulting from repossession under its customer financing

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program (see Note 3), have not been material. Polaris provides for estimated sales promotion expenses which are recognized as a reduction of sales when products are sold to the dealer or distributor customer.

Major supplier: During 2007, 2006, and 2005, purchases of engines and related components totaling 6, 9 and 10 percent, respectively, of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

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

Accounting for derivative instruments and hedging activities SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities,” requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The unrealized losses of the derivative instruments of $4,051,000 at December 31, 2007 and $890,000 at December 31, 2006 were recorded as other accrued liabilities in the accompanying balance sheet. Polaris derivative instruments consist of the interest rate swap agreement and foreign exchange contracts discussed below. The after tax unrealized losses of $2,528,000 and $552,000 as of December 31, 2007 and 2006, respectively, were recorded as components of Accumulated other comprehensive income (loss) except for the Company’s Euro foreign exchange contracts in 2006 which did not meet the criteria for hedge accounting and therefore, the resulting unrealized losses are included in the consolidated statements of income as a non-operating other expense.

Interest rate swap agreement: During 2007, Polaris entered into two interest rate swaps on a combined $50,000,000 of long term debt, of which $25,000,000 expires in December 2008 and $25,000,000 expires in December 2009. During 2006, Polaris had one interest rate swap agreement on $18,000,000 of long term debt, which expired in June 2007. All of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair value of these swap agreements were calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair values of the swaps on December 31, 2007 and 2006 were unrealized losses of $161,000 and $171,000, respectively, which were recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from these agreements are recorded in interest expense when realized.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its Canadian and European subsidiaries. Polaris does not use any financial contracts for trading purposes. At December 31, 2007, Polaris had Canadian dollar contracts with notional amounts totaling U.S. $48,483,000 and an unrealized loss of U.S. $4,620,000. At December 31, 2007, Polaris had open Japanese yen contracts with notional amounts totaling $23,652,000 and an unrealized gain of $730,000. These contracts met the criteria for cash flow hedges and the net unrealized gain or loss, after tax, is recorded as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on the Canadian dollar contracts at settlement are recorded in Nonoperating other (income) expense. Gains and losses on the Japanese yen contracts at settlement are recorded in cost of sales. At December 31, 2007, the Company had no open Euro foreign exchange hedging contracts in place.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. The Company did not have any open commodity hedging contracts at December 31, 2007.

Comprehensive income: Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and the unrealized gain or loss on derivative instruments and the unrealized gain or loss on securities held for sale. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

New accounting pronouncements: In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007. The adoption of FIN 48 by Polaris resulted in no cumulative effect of accounting change being recorded by Polaris as of January 1, 2007. See Note 4, Income taxes, for additional disclosures.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are required for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

NOTE 2.	Share-Based Employee Compensation

In the first quarter ended March 31, 2006 Polaris adopted SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for the 2005 period has been adjusted to give effect to

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the adoption of SFAS 123(R). In addition, Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation expenses, previously reported in General and administrative operating expenses, to Cost of sales and the Operating expenses lines on the consolidated statements of income. The balance sheet and statements of cash flow have also been adjusted to reflect the impact of SFAS 123(R) for all prior periods presented. The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.

Share-Based Plans

Polaris maintains the 2007 Omnibus Incentive Plan (“Omnibus Plan”) under which the Company grants long-term equity-based incentives and rewards for the benefit of its employees, directors and consultants, which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan (“Broad Based Plan”), the Restricted Stock Plan (“Restricted Plan”) and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and, collectively with the Option Plan, Restricted Plan and Broad Based Plan, the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 1,750,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares cancelled or forfeited under the Prior Plans.

Stock option awards granted to date under the Omnibus Plan generally vest three years from the award date and expire after ten years. In addition, in 2007, the Company granted a total of 8,400 deferred stock units to its non-employee directors under the Omnibus Plan, which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a three year period if Polaris achieves certain performance measures.

Polaris maintains the Option Plan under which incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock could be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years. The Option plan was frozen upon adoption of the Omnibus Plan in 2007.

Polaris maintains the Broad Based Plan under which incentive stock options for a maximum of 700,000 shares of common stock could be issued to substantially all Polaris employees. Options with respect to 675,400 shares of common stock were granted under this plan during 1999 at an exercise price of $15.78 and of the options initially granted under the Broad Based Plan, an aggregate of 518,400 vested in March 2002. These options expire in 2009. The Broad Based Plan was frozen upon adoption of the Omnibus Plan in 2007.

Polaris maintains the Restricted Plan under which a maximum of 2,350,000 shares of common stock could be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the outstanding awards contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures. The Restricted Plan was frozen upon adoption of the Omnibus Plan in 2007.

Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees can elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 200,000 shares of common stock has been authorized under this plan of which 83,780 equivalents have been earned and an additional 69,015 shares have been issued to retired directors as of December 31, 2007. As of December 31, 2007 and 2006, Polaris’ liability under the plan totaled $4,002,000 and $3,682,000, respectively.

Polaris maintains the Director Stock Option Plan under which nonqualified stock options for a maximum of 200,000 shares of common stock could be issued to non-employee directors. Each non-employee director as of the date of the annual shareholders meetings through 2006 was granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant. Options become exercisable as of the

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of the next annual shareholders meeting following the date of grant and must be exercised no later than 10 years from the date of grant. The Director Stock Option Plan was frozen upon adoption of the Omnibus Plan in 2007.

Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2007 and 2006, Polaris’ liability under the plan totaled $2,722,000, and $0, respectively.

Share-Based Compensation Expense

The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest. During 2006 it was determined that the likelihood of the Company’s performance measures associated with 93,000 shares of restricted stock awards outstanding being achieved was no longer probable. Therefore the previously recorded expense associated with these restricted stock awards was reversed in 2006. Additionally, during 2006 stock-based compensation expenses for the LTIP grants made prior to 2006 were reversed as it was determined that the likelihood of the Company’s performance measures being achieved was no longer probable.

Total share-based compensation expenses are as follows (in thousands):

	For the Year Ended
	December 31,
	2007	2006	2005

Option plan	$6,628	$8,245	$8,142
Other share-based awards	8,990	(4,824)	4,809

Total share-based compensation before tax	15,618	3,421	12,951
Tax benefit	6,454	1,284	4,416

Total share-based compensation expense included in net income	$9,164	$2,137	$8,535

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

At December 31, 2007 there was $19,076,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years. Included in unrecognized share-based compensation is approximately $8,357,000 related to stock options and $10,719,000 for restricted stock.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Stock Option and Restricted Stock Information

The following summarizes share activity and the weighted average exercise price for the following plans for the year ended December 31, 2007:

	Option Plan		Omnibus Plan		Broad Based Plan		Director Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance as of December 31, 2004	4,596,445	27.26			79,300	$15.78	60,000	$35.65
Granted	750,800	55.12			—	—	32,000	59.19
Exercised	(999,907)	18.69			(11,600)	15.78	—	—
Forfeited	(82,540)	38.43			(1,000)	15.78	—	—

Balance as of December 31, 2005	4,264,798	$33.94			66,700	$15.78	92,000	$43.84

Granted	365,050	46.85			—	—	28,000	49.21
Exercised	(307,527)	22.30			(7,000)	15.78	(8,000)	26.68
Forfeited	(78,700)	45.87			(1,500)	15.78	(8,000)	52.55

Balance as of December 31, 2006	4,243,621	$35.66	—	—	58,200	$15.78	104,000	$45.93

Granted	357,000	46.66	14,000	49.28	—	—	—	—
Exercised	(403,514)	24.79	—	—	(11,200)	15.78	(12,000)	40.60
Forfeited	(56,810)	47.18	—	—	(600)	15.78	(4,000)	59.19

Balance as of December 31, 2007	4,140,297	$37.51	14,000	$49.28	46,400	$15.78	88,000	$46.06

Vested or expected to vest as of December 31, 2007	4,100,081	$37.41	14,000	$49.28	46,400	$15.78	88,000	$46.06

Options exercisable as of December 31, 2007	2,960,197	$33.27	—	—	46,400	$15.78	88,000	$46.06

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Outstanding Options	12/31/07	Contractual Life	Exercise Price	12/31/07	Exercise Price

$14.72 to $21.73	477,670	2.6	$18.74	477,670	$18.74
$21.74 to $24.73	769,049	2.0	$23.55	769,049	$23.55
$24.74 to $28.50	392,813	4.8	$28.25	392,813	$28.25
$28.51 to $29.33	500,000	3.5	$29.33	500,000	$29.33
$29.34 to $43.80	463,565	6.1	$43.22	463,565	$43.22
$43.81 to $46.66	519,500	8.7	$46.16	20,000	$45.90
$46.67 to $49.97	662,100	8.4	$48.26	26,000	$49.15
$49.98 to $75.21	504,000	4.5	$63.45	445,500	$63.32

The weighted average remaining contractual life of outstanding options was 5.0 years as of December 31, 2007.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the weighted average fair value of options of $13.06, $12.56, and $14.25 granted during the year ended December 31, 2007, 2006, and 2005, respectively:

	For the Year
	Ended December 31,
	2007	2006	2005

Weighted-average volatility	32%	31%	30%
Expected dividend yield	2.9%	2.6%	2.1%
Expected term (in years)	5.6	5.1	5.0
Weighted average risk free interest rate	4.9%	4.5%	3.9%

The total intrinsic value of options exercised during the year ended December 31, 2007 was $10,932,000. The total intrinsic value of options outstanding and exercisable at December 31, 2007, 2006, and 2005 was $51,527,000, $57,579,000, and $73,321,000, respectively. The total intrinsic value at December 31, 2007 is based on the Company’s closing stock price on the last trading day of the year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2007:

		Weighted
	Shares	Average
	Outstanding	Grant Price

Balance as of December 31, 2006	384,707	$50.50
Granted	51,200	47.02
Vested	—	—
Canceled	(6,785)	46.74

Balance as of December 31, 2007	429,122	$50.15

Expected to vest as of December 31, 2007	336,122	$46.78

The total intrinsic value of restricted stock expected to vest as of December 31, 2007 was $16,057,000. The total intrinsic value at December 31, 2007 is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2007, 2006, and 2005 were $47.02, $46.74, and $66.06, respectively.

Employee Savings Plans

Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 3,250,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $7,567,000, $6,424,000, and $9,265,000, in 2007, 2006, and 2005, respectively. As of December 31, 2007 there were 2,636,000 shares vested in the plan.

Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $6,749,000, $6,959,000, and $7,253,000 in 2007, 2006 and 2005, respectively.

Note 3:	Financing

Bank financing:  Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 to fund the accelerated share repurchase transaction. Interest is charged at rates

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on LIBOR or “prime.” The agreement contains various restrictive covenants which limit investments, acquisitions and indebtedness. The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2007. The agreement expires on December 2, 2011.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2007	2006	2005

Total borrowings at December 31,	$200,000	$250,000	$18,000
Average outstanding borrowings during year	$257,175	$158,254	$96,430
Maximum outstanding borrowings during year	$358,000	$395,000	$190,000
Interest rate at December 31	5.60%	5.966%	4.955%

During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65% for $25,000,000 of borrowings through December 2008 and 4.42% for an additional $25,000,000 of borrowings through December 2009. At December 31, 2006, Polaris had one interest rate swap agreement on $18,000,000 of borrowings, which expired in June 2007. All of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair values of the swaps on December 31, 2007 and 2006 was a liability of $161,000 and $171,000, respectively.

Letters of credit:   At December 31, 2007, Polaris had open letters of credit totaling approximately $3,202,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2007, was approximately $853,616,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 4:	Income Taxes

Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$51,127	$39,693	$50,132
State	6,206	4,077	5,436
Foreign	10,681	5,745	3,930
Deferred	(10,276)	1,473	1,640

Total	$57,738	$50,988	$61,138

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	1.7	1.8
Domestic manufacturing deduction / Extraterritorial income exclusion	(1.4)	(1.9)	(2.0)
Research tax credit	(1.2)	(1.3)	(1.2)
Settlement of tax audits	0.9	—	(1.2)
Other permanent differences	(1.5)	(2.4)	(1.7)

Effective income tax rate	33.9%	31.1%	30.7%

In 2005 the Company realized an income tax benefit generated from the settlement of prior year state income tax audit disputes for the years 1997 through 2000. As a result of the settlement, a portion of the Company’s recorded income tax reserves were no longer necessary, resulting in a reduction in the income tax provision for 2005. In 2007, the Company settled with the Canadian income tax authorities related to income tax disputes for the years 1999 through 2005.

U.S. income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as of December 31, 2007. The Company has reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely in these subsidiaries.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2007	2006

Current deferred income taxes:
Inventories	$5,895	$5,315
Accrued expenses	57,988	53,454
Derivative instruments	1,523	338

Total current	65,406	59,107

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	3,686	5,918
Property and equipment	(15,343)	(16,368)
Compensation payable in common stock	17,229	12,045

Total noncurrent	5,572	1,595

Total	$70,978	$60,702

The Company adopted the provisions of FIN 48 on January 1, 2007. Polaris had liabilities recorded related to unrecognized tax benefits totaling $8,653,000 and $5,378,000 at December 31, 2007 and, 2006, respectively. At December 31, 2006 the liability was classified as Income taxes payable. The liability at December 31, 2007 was classified as Long term taxes payable in the accompanying consolidated balance sheets in accordance with FIN 48. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Polaris had reserves related to potential interest of $978,000 recorded as a component of the liability at December 31, 2007. The entire balance of unrecognized tax

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits at December 31, 2007, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2003 through 2006 remain open to examination by major tax jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands)

Balance at January 1, 2007	$5,378
Gross increases for tax positions of prior years	3,256
Gross decreases for tax positions of prior years	(390)
Gross increases for tax positions of current year	1,554
Decreases due to settlements	(38)
Decreases for lapse of statute of limitations	(1,107)

Balance at December 31, 2007	$8,653

Note 5:	Shareholders’ Equity

Stock repurchase program:  The Polaris Board of Directors authorized the cumulative repurchase of up to 34,000,000 shares of the Company’s common stock through December 31, 2007. In December 2006, 3,550,000 shares of Polaris common stock was repurchased at an initial purchase price of approximately $165,582,000 through an accelerated share repurchase agreement with Goldman, Sachs & Co (“Goldman”). During 2007 Polaris paid $103,100,000 to repurchase and retire approximately 1,903,000 shares, which includes a $12,997,000 payment to Goldman related to the purchase price adjustment contemplated under the December 2006 accelerated share repurchase transaction. In January 2008, the Board of Directors increased the share repurchase authorization by an additional 3,500,000 shares.

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

Accumulated other comprehensive income (loss):  Accumulated other comprehensive income (loss) consisted of $22,167,000 and $15,349,000 of unrealized currency translation gains as of December 31, 2007 and 2006, respectively, offset by $2,528,000 (after tax effect of $1,523,000) and $552,000 (after tax effect of $338,000) of unrealized losses, related to derivative instruments as of December 31, 2007 and 2006, respectively and $6,238,000 of unrealized gains on shares held for sale as of December 31, 2007.

Net income per share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director Plan, ESOP and deferred stock units under the Omnibus Plan. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and certain shares issued under the Restricted Plan and Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	2007	2006	2005

Weighted average number of common shares outstanding	34,976	40,072	41,894
Director Plan and Deferred stock units	86	75	66
ESOP	174	177	171

Common shares outstanding — basic	35,236	40,324	42,131

Dilutive effect of Restricted Plan and Omnibus Plan	70	78	255
Dilutive effect of Option Plan and Omnibus Plan	1,018	1,049	1,401

Common and potential common shares outstanding — diluted	36,324	41,451	43,787

During 2007, 2006 and 2005, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 1,524,000, 1,347,000, and 590,000, respectively.

Stock Purchase Plan:  Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 95 percent of the average market price each month. As of December 31, 2007, approximately 507,000 shares had been purchased under the Purchase Plan.

Note 6:	Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to the securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2007 and 2006, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $546,973,000 and $599,673,000, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2007 and 2006, was $53,801,000 and $55,629,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2007, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $722,742,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2007,

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the potential 15 percent aggregate repurchase obligation is approximately $109,309,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $910,000 and $1,449,000 at December 31, 2007 and 2006, respectively. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2007 of $53,801,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying statements of income.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Revenues	$12,974	$61,797	$55,430
Interest and operating expenses	2,436	29,983	27,082

Net income before income taxes	$10,538	$31,814	$28,348

	As of December 31,
	2007	2006

Finance receivables, net	$172,331	$146,705
Other assets	111	134

Total Assets	$172,442	$146,839

Notes payable	$66,220	$40,738
Other liabilities	1,774	1,333
Partners’ capital	104,448	104,768

Total Liabilities and Partners’ Capital	$172,442	$146,839

In October 2001 Household Bank (SB), N.A. (“Household”) and a subsidiary of Polaris entered into a Revolving Program Agreement to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated including non-Polaris products. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was approximately $50,000,000 at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007. During the first quarter of 2008, HSBC informed Polaris for the first time that it was suddenly no longer satisfied with its profitability from the 2005 contractual arrangement currently in place to provide revolving retail credit financing for Polaris products. HSBC claims this dissatisfaction is due to the deterioration of the general overall revolving retail credit market and the volatility of consumer loan loss rates and

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delinquency trends in the United States. HSBC informed Polaris that it plans to significantly tighten the underwriting standards that it uses in its revolving retail credit approval process effective March 1, 2008, unless Polaris agrees to forgo volume-based fee income Polaris has the right to receive under the 2005 contractual arrangement and/or absorb more promotional costs. Polaris desires to continue to facilitate the availability of revolving retail credit without assuming retail credit risk, which in the current credit market environment will likely result in forgoing the volume-based fee income to Polaris and/or increased promotional support costs after March 1, 2008.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Equity in earnings of Polaris Acceptance	$5,269	$15,907	$14,174
Income from Securitization Facility	8,655	1,161	—
Income from HSBC and GE Bank retail credit agreements	28,167	27,052	22,167
Income from other financial services activities	3,194	2,941	2,299

Total income from financial services	$45,285	$47,061	$38,640

Note 7:	Investment in Manufacturing Affiliates

The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and as of December 31, 2007 and has a five percent ownership interest in KTM. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. On June 15, 2007, Polaris completed the second and final closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement, as supplemented on February 20, 2007. The proceeds from the sale of the KTM shares totaled $77,086,000 million and generated a $6,222,000 gain which was recognized in the first half of 2007. Polaris now holds ownership of approximately 345,000 shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $32,110,000 at December 31, 2007 and $99,433,000 at December 31, 2006. The investment in Robin is accounted for under the equity method. The investment in KTM was accounted for under the equity method at December 31, 2006. With the first closing of the sale of KTM shares on February 20, 2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sale securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

KTM shares on the Vienna stock exchange, (57.50 Euros as of December 31, 2007). The total fair value of these securities as of December 31, 2007 is $29,185,000 and unrealized holding gains of $6,238,000 and unrealized currency translation gains of $5,233,000 relating to these securities are included as a component of Accumulated other comprehensive income in the December 31, 2007 consolidated balance sheet.

Note 8:	Commitments and Contingencies

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2007 the Company had an accrual of $9,348,000 for the probable payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had an accrual of $2,302,000 for the probable payment of pending claims related to discontinued operations at December 31, 2007.

Litigation:  Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

Leases:  Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $4,815,000, $3,761,000, and $3,678,000 for 2007, 2006 and 2005, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases, at December 31, 2007 total $6,806,000 cumulatively through 2011.

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

Components of the accrued disposal costs are as follows (in thousands):

	Utilization from
				Closedown
	Balance		Charges	Date Through	Balance		Balance
	Prior To	Initial	During	December 31,	December 31,	Utilization	December 31,
	Charge	Charge	2006	2006	2006	During 2007	2007

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$550	$(16,040)	$78	$ (78)	—
Costs related to canceling supplier arrangements	—	14,159	—	(14,159)	—	—	—
Legal, regulatory, personnel and other costs	4,327	2,938	7,523	(10,504)	4,284	(1,982)	$2,302
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	—	(6,895)	—	—	—

Total	$8,287	$35,600	$8,073	$(47,598)	$4,362	$(2,060)	$2,302

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of the marine products division included in discontinued operations are as follows (in thousands):

Discontinued Operations

	For the Years Ended December 31,
	2007	2006	2005

Sales	$—	$—	$3,831

Loss on discontinued operations before income tax benefit	$(1,449)	$(1,214)	$(1,503)
Income tax (benefit)	(501)	(402)	(496)

Loss from discontinued operations, net of tax	$(948)	$(812)	$(1,007)

Loss on disposal of discontinued operations		$(8,073)
Income tax (benefit)		(2,672)

Loss on disposal of discontinued operations, net of tax		$(5,401)

	As of December 31,
	2007	2006

Accrued expenses	$2,302	$4,362

Current liabilities	$2,302	$4,362

Note 10:	Segment Reporting

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

The following data relates to Polaris’ foreign continuing operations (in thousands of U.S. dollars):

	For the Years Ended December 31,
	2007	2006	2005

Canadian subsidiary:
Sales	$230,987	$198,291	$204,458
Identifiable assets	16,082	13,766	24,590
Other foreign countries:
Sales	$257,531	$232,641	$232,764
Identifiable assets	92,080	78,975	68,536

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Quarterly Financial Data (unaudited)

	Continuing Operations
				Diluted		Diluted
				Net Income		Net Income
	Sales	Gross Profit	Net Income	per Share	Net Income	per Share
	(In thousands, except per share data)

2007
First Quarter	$317,713	$64,935	$12,551	$0.34	$12,393	$0.34
Second Quarter	376,902	86,581	22,926	0.62	22,720	0.62
Third Quarter	543,979	122,547	39,120	1.07	38,826	1.06
Fourth Quarter	541,415	118,957	38,001	1.07	37,711	1.06

Totals	$1,780,009	$393,020	$112,598	$3.10	$111,650	$3.07

2006
First Quarter	$333,509	$67,392	$11,193	$0.26	$11,530	$0.27
Second Quarter	384,335	83,429	22,729	0.53	20,571	0.48
Third Quarter	490,090	102,651	42,743	1.04	42,484	1.03
Fourth Quarter	448,584	105,887	36,126	0.93	32,400	0.83

Totals	$1,656,518	$359,359	$112,791	$2.72	$106,985	$2.58

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The information required under this item concerning our directors will be set forth under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2008 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 4, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert

The information required under this item concerning our Audit Committee will be set forth under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2008 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

(d) Compliance with Section 16(a) of the Exchange Act

The information required under this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2008 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above under the heading “waivers.”

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards and Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2008 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Approved by Shareholders

Our shareholders have approved the Polaris Industries Inc. 1995 Stock Option Plan, the Polaris Industries Inc. Restricted Stock Plan, the Polaris Industries Inc. Employee Stock Purchase Plan, the Polaris Industries Inc. Deferred Compensation Plan for Directors and the 2003 Non-Employee Director Stock Option Plan and the Polaris Industries Inc. 2007 Omnibus Incentive Plan.

Equity Compensation Plans Not Approved by Shareholders

The Polaris Industries Inc. 1999 Broad-Based Stock Option Plan was approved by the Board of Directors, but was not approved by the shareholders. Neither the NYSE rules nor federal law required shareholder approval at the time the 1999 Broad-Based Stock Option Plan was adopted and accordingly it was not submitted for shareholder approval.

Under the Polaris Industries Inc. 1999 Broad-Based Stock Option Plan, each of the Company’s full-time employees, and any part-time employee who had performed at least 1,000 hours of service prior to the date of grant, received a one-time award of non-qualified stock options to purchase shares of Polaris common stock. The Company’s executive officers and directors are not eligible to participate in this plan. On April 1, 1999, an aggregate of 675,400 options were granted under the plan, consisting of an option to each full-time employee to purchase 200 shares and an option to each part-time employee to purchase 100 shares of Polaris common stock. These grants were made at the fair market value of Polaris common stock as of the grant date. Of the 675,400 options initially granted under the plan, an aggregate of 518,400 options vested on March 7, 2002 when the closing price of Polaris common stock, as reported on the NYSE, was two times the per share exercise price of such options. The Board of Directors does not intend to grant any future options under this plan.

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which shares of Polaris common stock may be issued.

				Number of Securities
				Remaining Available for
				Future Issuance Under
	Number of Securities to	Weighted-average		Equity Compensation
	be Issued Upon Exercise of	Exercise Price of		Plans (Excluding
	Outstanding Options,	Outstanding Options,		Securities Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights		First Column)

Equity Compensation plans approved by security holders	4,334,659	$37.72	(1)	1,810,340
Equity compensation plans not approved by security holders	46,400	$15.78		0

Total	4,381,059	$37.70		1,810,340

(1)	Does not include an aggregate of 83,780 common stock equivalents acquired on various dates between 1995 and December 31, 2007 pursuant to the Company’s Deferred Compensation Plan for Directors at prices ranging from $10.37 to $70.72. A director will receive one share of common stock for every common stock equivalent held by that director upon his or her termination of service as a member of the Board of Directors. Also does not include an aggregate of 8,582 deferred stock units and the accompanying dividend equivalent units issued to the directors under the Omnibus Plan. A director will receive one share of common stock for every deferred stock unit upon termination of service as a director or upon a change of control.

The additional information required under this item concerning security ownership of certain beneficial owners and management will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2008 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Corporate Governance Guidelines and Independence” and ‘‘— Certain Relationships and Related Transactions” in the Company’s 2008 Proxy Statement to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s 2008 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 29 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 60 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 61 to 63.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 3, 2008, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b) Exhibits

Included in Item 15(a)(3) above.

(c) Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 29, 2008.

POLARIS INDUSTRIES INC.

By:
/s/  Thomas C. Tiller
     Thomas C. Tiller
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R. Palen Gregory R. Palen	Chairman and Director	February 29, 2008

/s/ Thomas C. Tiller Thomas C. Tiller	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Michael W. Malone Michael W. Malone	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 29, 2008

* Andris A. Baltins	Director	February 29, 2008

* Robert L. Caulk	Director	February 29, 2008

* Annette K. Clayton	Director	February 29, 2008

* John R. Menard, Jr.	Director	February 29, 2008

* R. M. Schreck	Director	February 29, 2008

* William G. Van Dyke	Director	February 29, 2008

* John P. Wiehoff	Director	February 29, 2008

*By: /s/ Thomas C. Tiller (Thomas C. Tiller Attorney-in-Fact)		February 29, 2008

*	Thomas C. Tiller, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period
	(In thousands)

2005: Deducted from asset accounts — Allowance for doubtful accounts receivable	$4,334	$1,190	$(2,635)	$2,889

2006: Deducted from asset accounts — Allowance for doubtful accounts receivable	$2,889	$1,133	$(458)	$3,564

2007: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,564	$1,251	$(1,244)	$3,571

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2005: Deducted from asset accounts — Allowance for obsolete inventory	$10,070	$10,099	$(8,260)	$11,909

2006: Deducted from asset accounts — Allowance for obsolete inventory	$11,909	$6,933	$(6,755)	$12,087

2007: Deducted from asset accounts — Allowance for obsolete inventory	$12,087	$6,540	$(5,099)	$13,528

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2007

Exhibit
Number		Description

3	.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
	.b	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
4	.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
	.b	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed May 25, 2000.
10	.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
	.b	Polaris 401(K) Retirement Savings Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed January 11, 2000 (No. 333-94451).
	.c	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.c to the Company’s Current Report on Form 8-K filed October 31, 2007.*
	.d	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
	.e	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed May 5, 1999 (No. 333-77765).
	.f	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.g	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.h	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
	.i	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.d to the Company’s Current Report on Form 8-K filed October 31, 2007.*
	.j	Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*
	.k	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*
	.l	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to the Chief Executive Officer under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Annex B to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*

Exhibit
Number	Description

.m	Amended and Restated Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.n to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
.n	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form of Amendment to Change in Control Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.o	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed November 17, 2003 (No. 333-110541).*
.p	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.q	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.r	Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*
.s	Form of Stock Option Agreement and Notice of Exercise Form for options granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*
.t	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan.*
.u	Employment Agreement between the Company and Thomas C. Tiller dated January 18, 2007, incorporated by reference to Exhibit 10.q to the Company’s Current Report on Form 8-K, filed January 18, 2007, as amended by Amendment dated October 31, 2007, incorporated by reference to Exhibit 10.e to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.v	Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*
.w	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.x	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.y	Polaris Industries Inc. Early Retirement Perquisite Policy for the Chief Executive Officer.*
.z	Polaris Industries Inc. Retirement Perquisite Policy for the Chief Executive Officer.*
.aa	Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers.*
.bb	Polaris Industries Inc. Retirement Perquisite Policy for executive officers.*
.cc	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
.dd	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
.ee	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
.ff	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number		Description

	.gg	Fourth Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated March 27, 2006, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
	.hh	Credit Agreement dated December 4, 2006, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A. and Royal Bank of Canada, as syndication agents, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed December 8, 2006.
	.jj	Revolving Program Agreement between Polaris Sales Inc. and HSBC Bank Nevada, National Association, formerly known as Household Bank (SB), N.A., dated August 10, 2005, incorporated by reference to Exhibit 10.u to the Company’s Current Report on Form 8-K, filed August 12, 2005.
13		Portions of the Annual Report to Security Holders for the Year Ended December 31, 2007 included pursuant to Note 2 to General Instruction G.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP.
24		Power of Attorney.
31	.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31	.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32	.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.