Form 10-Q
period 2008-03-31
POLARIS INDUSTRIES INC/MN
filed 2008-05-05
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 1, 2008, 32,953,626 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2008

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2008
	(Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$17,578	$63,281
Trade receivables, net	67,112	82,884
Inventories, net	279,262	218,342
Prepaid expenses and other	19,240	17,643
Deferred tax assets	60,225	65,406

Total current assets	443,417	447,556

Property and equipment, net	211,132	204,351
Investments in finance affiliate	49,365	53,801
Investments in manufacturing affiliates	33,017	32,110
Deferred tax assets	6,161	5,572
Goodwill, net	26,088	26,447
Intangibles and other assets, net	22	44

Total Assets	$769,202	$769,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,196	$90,045
Accrued expenses:
Compensation	28,784	55,465
Warranties	26,816	31,782
Sales promotions and incentives	83,472	79,233
Dealer holdback	53,975	83,867
Other	31,393	40,746
Income taxes payable	6,425	4,806
Current liabilities of discontinued operations	2,302	2,302

Total current liabilities	355,363	388,246
Long term income taxes payable	8,827	8,653
Borrowings under credit agreement	260,000	200,000

Total Liabilities	624,190	596,899

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 33,053 and 34,212 shares issued and outstanding	331	342
Additional paid-in capital	—	—
Retained earnings	110,534	146,763
Accumulated other comprehensive income	34,147	25,877

Total shareholders’ equity	145,012	172,982

Total Liabilities and Shareholders’ Equity	$769,202	$769,881

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	First Quarter Ended March 31,
	2008	2007
Sales	$388,684	$317,713
Cost of sales	300,589	252,778

Gross profit	88,095	64,935
Operating expenses
Selling and marketing	29,170	27,475
Research and development	19,257	18,551
General and administrative	15,923	15,491

Total operating expenses	64,350	61,517
Income from financial services	7,490	12,626

Operating Income	31,235	16,044
Non-operating Expense (Income):
Interest expense	2,725	4,780
(Income) loss of manufacturing affiliates	(37)	34
(Gain) on sale of manufacturing affiliate shares	—	(4,840)
Other (income), net	(1,026)	(2,744)

Income before income taxes	29,573	18,814
Provision for Income Taxes	10,490	6,263

Net Income from continuing operations	19,083	12,551
Loss from discontinued operations, net of tax	—	(158)

Net Income	$19,083	$12,393

Basic Net Income per share
Continuing operations	$0.57	$0.35
Loss from discontinued operations	—	(0.00)

Net Income	$0.57	$0.35

Diluted Net Income per share
Continuing operations	$0.55	$0.34
Loss from discontinued operations	—	(0.00)

Net Income	$0.55	$0.34

Weighted average shares outstanding:
Basic	33,702	35,492
Diluted	34,534	36,552
All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$19,083	$12,393
Net loss from discontinued operations	—	158
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	13,546	12,792
Noncash compensation	4,822	5,208
Noncash (income) from financial services	(1,285)	(1,231)
Noncash loss (income) from manufacturing affiliates	(37)	34
Deferred income taxes	4,592	1,562
Changes in current operating items:
Trade receivables	15,772	11,858
Inventories	(60,920)	(6,205)
Accounts payable	32,151	5,124
Accrued expenses	(66,653)	(57,250)
Income taxes payable	1,792	2,184
Prepaid expenses and others, net	5,672	(1,405)

Net cash used for continuing operations	(31,465)	(14,778)
Net cash flow used for discontinued operations	—	(229)

Net cash used for operating activities	(31,465)	(15,007)
Investing Activities:
Purchase of property and equipment	(19,814)	(14,307)
Investments in finance affiliate, net	5,721	8,980
Proceeds from sale of shares of manufacturing affiliate	—	61,723

Net cash provided by (used for) investing activities	(14,093)	56,396
Financing Activities:
Borrowings under credit agreement	184,000	152,000
Repayments under credit agreement	(124,000)	(159,000)
Repurchase and retirement of common shares	(48,544)	(649)
Cash dividends to shareholders	(12,815)	(11,922)
Proceeds from stock issuances under employee plans	1,149	3,280
Tax effect of proceeds from stock-based compensation exercises	65	451

Net cash used for financing activities	(145)	(15,840)

Net increase (decrease) in cash and cash equivalents	(45,703)	25,549
Cash and cash equivalents at beginning of period	63,281	19,566

Cash and cash equivalents at end of period	$17,578	$45,115

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the marine products division’s financial results are reported separately as discontinued operations for all periods presented.
New Accounting Pronouncement
Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company utilizes the market approach to measure fair value for its investment in KTM and the income approach for the interest rate swap agreements and foreign currency contracts.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge interest rate volatility and foreign currency transactions (see footnote 9 for additional information).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
Investment in KTM	$30,055	$30,055
Interest rate swap agreements	(1,090)		$(1,090)
Foreign exchange contracts, net	1,550		1,550

Total	$30,515	$30,055	$460	—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of SFAS No. 159 to any financial assets or liabilities.
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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Accrued warranty reserve, beginning	$31,782	$27,303
Additions charged to expense	9,716	10,466
Warranty claims paid	(14,682)	(11,222)

Accrued warranty reserve, ending	$26,816	$26,547

NOTE 2. Share-Based Employee Compensation
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

Total share-based compensation expenses are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Option plan	$1,578	$1,962
Other share-based awards	1,559	1,885

Total share-based compensation before tax	3,137	3,847
Tax benefit	1,230	1,515

Total share-based compensation expense included in net income	$1,907	$2,332

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2008 there was $20,490,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation is $10,995,000 related to stock options and $9,495,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials and purchased components	$46,413	$29,952
Service parts, garments and accessories	68,548	67,463
Finished goods	178,609	134,455
Less: reserves	(14,308)	(13,528)

Inventories	$279,262	$218,342

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 3.17 percent at March 31, 2008).
During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65% for $25,000,000 of borrowings through December 2008 and 4.42% for additional $25,000,000 of borrowings through December 2009. Each of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair value of the swaps on March 31, 2008 was a liability of $1,090,000. At March 31, 2007, Polaris had one interest rate swap agreement on $18,000,000 of borrowings, which expired in June 2007, and its fair value was a liability of $87,000.
As of March 31, 2008, total borrowings under the bank arrangement were $260,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 31, 2008, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $662,334,000 which includes $164,120,000 in the Polaris Acceptance portfolio and $498,214,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2007, the potential 15 percent aggregate repurchase obligation is approximately $109,309,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at March 31, 2008 of $49,365,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. During the first quarter of 2008, HSBC claimed that it was no longer satisfied with its profitability from the 2005 contractual arrangement currently in place. HSBC threatened to significantly tighten the underwriting standards for Polaris customers and this tightening would have reduced the number of qualified retail credit customers that would be able to obtain credit from HSBC to purchase Polaris products. To ensure that Polaris retail customers would continue to be able to finance the purchase of the Company’s products, Polaris began foregoing its volume-based fee income under the HSBC arrangement effective March 1, 2008. The Company was not obligated to do so under the terms of the 2005 agreement with HSBC and has filed a lawsuit against HSBC to protect its rights under the 2005 revolving agreement.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At March 31, 2008, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares.

Polaris’ investments in manufacturing affiliates totaled $33,017,000 at March 31, 2008 and $32,110,000 at December 31, 2007. The investment in Robin is accounted for under the equity method. The investment in KTM was historically accounted for under the equity method; however, with the first closing of the sale of KTM shares on February 20, 2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (55.20 Euros as of March 31, 2008). The total fair value of these securities as of March 31, 2008 is $30,055,000 and unrealized holding gains of $5,279,000 and unrealized currency translation gains of $7,062,000 relating to these securities are included as a component of Accumulated other comprehensive income in the March 31, 2008 consolidated balance sheets. The (income) loss of manufacturing affiliates was $37,000 income for the first quarter 2008 compared to $34,000 loss during the same period last year, a result of the investment in Robin.
NOTE 7. Shareholders’ Equity
During the first three months of 2008, Polaris paid $48,544,000 to repurchase and retire approximately 1,203,000 shares of its common stock. As of March 31, 2008, the Company has authorization from its Board of Directors to repurchase up to an additional 5,172,000 shares of Polaris stock including 3,500,000 shares of common stock authorized for repurchase by its Board of Directors during the first quarter 2008. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.38 per share on February 15, 2008 to holders of record on February 1, 2008.
On April 25, 2008, the Polaris Board of Directors declared a regular cash dividend of $0.38 per share payable on or about May 15, 2008 to holders of record of such shares at the close of business on May 1, 2008.
Net Income per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the qualified non-leveraged employee stock ownership plan (“ESOP”) and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (“Option Plans”) and the Omnibus Plan and certain shares issued under the Restricted Stock Plan (“Restricted Plan”).
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Weighted average number of common shares outstanding	33,408	35,230
Director Plan and Deferred stock units	97	82
ESOP	197	180

Common shares outstanding — basic	33,702	35,492

Dilutive effect of Restricted Plan and Omnibus Plan	124	23
Dilutive effect of Option Plans and Omnibus Plan	708	1,037

Common and potential common shares outstanding — diluted	34,534	36,552

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$19,083	$12,393
Other comprehensive income:
Foreign currency translation adjustments, net	6,415	(3,971)
Unrealized gain/(loss) on available for sale securities	(959)	4,814
Unrealized gain on derivative instruments, net	2,815	441

Comprehensive income	$27,354	$13,677

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
At March 31, 2008, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $10,357,000, and an unrealized gain of $1,753,000 and open Canadian dollar contracts with notional amounts totaling U.S. $47,999,000 and an unrealized loss of $203,000. These contracts met the criteria for cash flow hedges and the net unrealized gains and losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The Company had no open Euro foreign exchange derivative contracts in place at March 31, 2008.
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
Utilization of components of the accrued disposal costs during the first quarter ended March 31, 2008 is as follows (in thousands):

		Utilization
		Three
		Months
	Balance	Ended	Balance
	December 31,	March 31,	March 31,
	2007	2008	2008
Legal, regulatory, personnel and other costs	$2,302	—	2,302

Total	$2,302	$—	$2,302

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months
	Ended March 31,
	2008	2007
Sales	$—	$—

Loss on discontinued operations before income tax benefit	—	(239)
Income tax (benefit)	—	(81)

Loss on discontinued operations, net of tax	$—	$(158)

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter ended March 31, 2008. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such period are not necessarily indicative of the results to be expected for the complete year.
For the first quarter ended March 31, 2008, Polaris reported record net income from continuing operations of $0.55 per diluted share, compared to net income from continuing operations of $0.34 per diluted share for the same period ended March 31, 2007. Net income from continuing operations was $19.1 million for the quarter ended March 31, 2008 compared to net income from continuing operations of $12.6 million for the comparable period in 2007. The weighted average diluted shares outstanding for the quarter ended March 31, 2008 was six percent lower than for the comparable period of 2007 due to the Company’s share repurchase activity during the intervening 12 month period. Sales for the first quarter 2008 totaled a record $388.7 million, an increase of 22 percent compared to sales of $317.7 million for the first quarter 2007.
During the first quarter 2008 the Company repurchased and retired 1,203,000 shares of its common stock for $48.6 million.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $388.7 million in the first quarter 2008, a 22 percent increase from $317.7 million in sales for the same period in 2007.
Sales of ATVs were $264.5 million in the first quarter 2008, an increase of 19 percent from the first quarter 2007 sales of $222.5 million. This increase reflects the continued success of the RANGER RZR™ side-by-side recreation vehicle, and the initial success of the new RANGER Crew™ six passenger side-by-side utility vehicles which began shipping to dealers late in the fourth quarter 2007. The Company also experienced significant sales growth outside North America in the first quarter 2008 from strong demand for both ATV and side-by-side vehicles. This growth was partially offset by a decline in core ATV shipments to dealers in North America during the first quarter as dealers continued to reduce their core ATV inventory levels in a continued declining core North American ATV industry environment. For the first quarter ended March 31, 2008, the average ATV per unit sales price increased 15 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models.
Sales of snowmobiles were $9.4 million for the first quarter 2008 compared to sales of $2.9 million for the comparable quarter in 2007. The first quarter is historically a seasonally low quarter for snowmobile shipments. Improved snowfall during the riding season helped to reduce Polaris dealers’ snowmobile inventories to their lowest levels in ten years. The lower dealer inventory levels in 2008 also contributed to lower promotional assistance needed to retail the product and lower floor plan interest expense provided by the Company for its dealers in the first quarter 2008 compared to the first quarter of last year. The average snowmobile per unit sales price for the first three months of 2008 increased substantially compared to the same period last year primarily due to lower promotional costs during the 2008 period.
Sales of Victory motorcycles were $27.4 million for the first quarter 2008, a three percent increase from $26.6 million for the comparable period in 2007. The increase was driven by shipments of the new Victory Vision™ touring models, which began shipping in the fourth quarter 2007 offset somewhat by lower cruiser shipments. The overall North American motorcycle industry retail sales continued to decline during the first quarter 2008, however, the Company’s Victory business continued to expand market share and maintain its industry-leading position for quality and customer satisfaction. The average per unit sales price for Victory motorcycles increased two percent during the first quarter 2008 compared to the same period in 2007 due to a slight product mix change.
PG&A sales were $87.4 million for the first quarter 2008, an increase of 33 percent from sales of $65.7 million during the first quarter 2007. This increase was driven by increased shipments of PG&A related to each product line, with particularly strong increases in snowmobile and side-by-side vehicle related PG&A. Snowmobile related PG&A sales increased significantly during the quarter due to more consistent snowfall levels and better riding conditions in North America during the first quarter of 2008 when compared to 2007.
Gross profit dollars increased 36 percent to $88.1 million for the 2008 first quarter compared to $64.9 million for the first quarter of 2007 due primarily to the higher sales levels. Gross profit, as a percentage of sales, was 22.7 percent for the 2008 first quarter, an increase of 230 basis points from 20.4 percent for the first quarter of 2007. The gross profit dollars and gross margin percentage were positively impacted by the mix of products sold as more side-by-side vehicles and PG&A, which typically have higher margins, were sold during the first quarter of 2008, and lower floor plan interest expense and the positive impact of foreign currency movements, partially offset by increased sales promotion costs.
For the first quarter of 2008, operating expenses increased five percent to $64.4 million when compared to $61.5 million for the first quarter of 2007. Operating expenses as a percent of sales decreased to 16.6 percent for the first quarter 2008 from 19.4 percent in the first quarter of 2007. Operating expense control in a slowing economy was the primary contributor to the improved operating expenses as a percentage of sales for the first quarter 2008.
Income from financial services decreased 41 percent to $7.5 million in the 2008 first quarter compared to $12.6 million in the 2007 first quarter due to the Company’s revolving retail credit provider, HSBC Bank Nevada, National Association (“HSBC”), discontinuing the financing of non-Polaris products at Polaris dealerships in July 2007 and eliminating the volume-based fee income payment to Polaris as of March 1, 2008 (as discussed in more detail in the Liquidity and Capital Resources section).
Interest expense decreased to $2.7 million for the 2008 first quarter compared to $4.8 million for the 2007 first quarter due to lower interest rates during the 2008 period.
Gain on sale of manufacturing affiliate shares was $0.0 million for the first quarter of 2008 compared to $4.8 million in the first quarter 2007. In the first quarter of 2007, Polaris sold shares of its KTM investment and recorded a gain on the sale of the investment.
Non-operating other income was $1.0 million in the first quarter of 2008 compared to $2.7 million for the first quarter of 2007. The change for the quarter was primarily due to the weak U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries and hedged currency positions.
The income tax provision for the first quarter 2008 was recorded at a rate of approximately 35.5 percent of Polaris’ pre-tax income, compared to 33.3 percent recorded in the first quarter 2007. The higher income tax rate in the first quarter 2008 is primarily due to Congress not yet renewing the research and development income tax credit as of March 31, 2008.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results have been reported separately as discontinued operations for all periods presented. In 2007 the Company substantially completed the exit of the marine products division, therefore in the first quarter 2008, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future. The Company’s first quarter 2007 loss from discontinued operations was $0.2 million, net of tax, or less than $0.01 per diluted share.

Reported Net Income
Reported net income for the first quarter 2008, including each of continuing and discontinued operations was $19.1 million, or $0.55 per diluted share, compared to $12.4 million, or $0.34 per diluted share for the first quarter 2007.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the first quarter ended March 31, 2008 of 34.5 million shares is six percent lower than the comparable period in 2007 due principally to the share repurchase activity of the Company.
Cash Dividends
Polaris paid a $0.38 per share dividend on February 15, 2008 to shareholders of record on February 1, 2008. On April 25, 2008, the Polaris Board of Directors declared a regular cash dividend of $0.38 per share payable on or about May 15, 2008 to holders of record of such shares at the close of business on May 1, 2008.
Liquidity and Capital Resources
Net cash used for operating activities of continuing operations totaled $31.5 million for the first quarter 2008, an increase from $14.8 million used in the first quarter of 2007. Increased factory inventories at March 31, 2008 compared to the same time period last year is the primary reason for increased use of cash flow. Net cash used for investing activities was $14.1 million during the first quarter 2008 and represents the purchases of property and equipment during the quarter offset somewhat by a reduction in the investment in the finance affiliate. Net cash flow used for financing activities was $0.1 million during the first quarter 2008, which primarily represents an increase in borrowings under the credit agreement offset by payment of dividends to shareholders and repurchase of common stock during the quarter. Cash and cash equivalents totaled $17.6 million at March 31, 2008 compared to $45.1 million at March 31, 2007.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 3.17 percent at March 31, 2008). At March 31, 2008, Polaris had total outstanding borrowings under the agreement of $260.0 million. The Company’s debt to total capital ratio was 64 percent at March 31, 2008 and 58 percent at March 31, 2007.
The following table summarizes the Company’s significant future contractual obligations at March 31, 2008 (in millions):

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Revolving loan facility	$60.0	—	—	$60.0	—
Term loan	200.0	—	—	200.0	—
Interest expense under term loan and swap agreements	24.3	$6.9	$11.3	6.1	—
Engine purchase commitments	9.8	9.8	—	—	—
Operating leases	6.1	2.9	2.3	0.9	—
Capital leases	0.3	0.1	0.2	—	—

Total	$300.5	$19.7	$13.8	$267.0	—

During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65 percent for $25.0 million of borrowings through December 2008 and 4.42 percent for additional $25.0 million of borrowings through December 2009.
Additionally, at March 31, 2008, Polaris had letters of credit outstanding of $4.5 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock including 3.5 million shares authorized by the Board of Directors in the first quarter of 2008. Of that total, approximately 32.3 million shares have been repurchased cumulatively from 1996 through March 31, 2008. The share repurchase activity had a positive impact on earnings per share of approximately $0.01 per diluted share for the first quarter 2008 and $0.03 per diluted share for the first quarter of 2007 which included the 3.55 million shares repurchased under the accelerated share repurchase transaction in December 2006 and before taking into consideration the interest cost of funding the repurchase activity. The Company has authorization from its Board of Directors to repurchase up to an additional 5.2 million shares of Polaris stock as of March 31, 2008. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions.
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
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at March 31, 2008 was $49.4 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2007, the potential 15 percent aggregate repurchase obligation is approximately $109,309,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At March 31, 2008, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $662.3 million, a one percent increase from $655.0 million at March 31, 2007. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank currently makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. The agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program.
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC. During the first quarter of 2008, HSBC claimed that it was no longer satisfied with its profitability from the 2005 contractual arrangement currently in place. HSBC threatened to significantly tighten the underwriting standards for Polaris customers and this tightening would have reduced the number of qualified retail credit customers that would be able to obtain credit from HSBC to purchase Polaris products. To ensure that retail customers would continue to be able to finance the purchase of the Company’s products, Polaris began foregoing its volume-based fee income under the HSBC arrangement effective March 1, 2008. The Company was not obligated to do so under the terms of the 2005 agreement with HSBC and has filed a lawsuit against HSBC to protect its rights under the 2005 revolving agreement. To help offset some of the impact caused by the unilateral action of HSBC, Polaris will encourage its dealers to increase utilization of the installment retail credit agreement between Polaris and GE Bank in addition to investigating alternative revolving retail credit arrangements during 2008. Management currently anticipates the income generated from these retail credit agreements for calendar 2008, reported as a component of Income from financial services, to be significantly less than the $28.2 million recorded for the full year 2007. Although difficult to predict in the current volatile and uncertain credit market environment, these less favorable terms combined with the decision by HSBC to cease financing of non-Polaris products effective July 1, 2007, will likely result in income generated from the HSBC and GE Bank retail credit agreements for the full year 2008 to be in the range of $5.0 million to $10.0 million.
In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM at a purchase price of $77.1 million which was completed in two transactions during the first half of 2007. The gain on sale of manufacturing affiliate shares was $0.0 million for the first quarter of 2008 compared to $4.8 million in the first quarter 2007. The gain in the first quarter 2007 is related to the sale of a portion of the KTM shares that occurred in the first quarter of 2007. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.
During calendar year 2007, purchases totaling eight percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2008 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2007. At March 31, 2008 Polaris had open Japanese yen foreign exchange hedging contracts in place through the second quarter 2008 with notional amounts totaling $10.4 million with an average rate of approximately 110 Japanese yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the hedged periods of 2008 when compared to the same periods in the prior year.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the first quarter ended March 31, 2008 when compared to the same period in 2007. At March 31, 2008 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the third quarter

2008 with notional amounts totaling $48.0 million with an average rate of approximately 0.95 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on net income for the hedged periods of 2008 when compared to the same periods in the prior year.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a neutral impact on gross margins for the first quarter of 2008 when compared to the same period in 2007. Polaris currently does not have any Euro currency hedging contracts in place for 2008.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Throughout 2007 and the first quarter of 2008 the Company experienced commodity price increases with some of these key raw materials and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2008 there were no derivative contracts in place for key commodities or raw materials.
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of its critical accounting policies.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of SFAS No. 159 to any financial assets or liabilities.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2007 Annual Report on Form10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail credit markets and relationship with HSBC; and overall economic conditions, including inflation and consumer confidence and spending.

Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the first quarter 2008.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
During the first quarter of 2008, HSBC claimed that it was no longer satisfied with its profitability under the 2005 revolving agreement currently in place.  HSBC threatened to significantly tighten the underwriting standards for Polaris customers and this tightening would have reduced the number of qualified retail credit customers that would be able to obtain credit from HSBC to purchase Polaris products.  To ensure that retail customers would continue to be able to finance the purchase of the Company’s products, Polaris began foregoing its volume-based fee income under the HSBC revolving agreement effective March 1, 2008.  The Company was not obligated to do so under the terms of the 2005 agreement with HSBC and has filed a complaint against HSBC to protect its rights under the 2005 revolving agreement.  Polaris is seeking to recover approximately $50 million in damages which is the amount it expects to lose as a result of HSBC’s breach of the 2005 agreement.   The complaint was filed on April 3, 2008 in the United States District Court for the Northern District of Illinois, Eastern Division.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 — 31, 2008	1,000	$40.19	1,000	6,374,000
February 1 — 28, 2008	762,000	41.39	762,000	5,612,000
March 1 — 31, 2008	440,000	38.64	440,000	5,172,000

Total	1,203,000	$40.38	1,203,000	5,172,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 32.3 million shares have been repurchased through March 31, 2008. This Program does not have an expiration date.
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

POLARIS INDUSTRIES INC.
(Registrant)

Date: May 5 , 2008	/s/ Thomas C. Tiller Thomas C. Tiller
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2008	/s/ Michael W. Malone Michael W. Malone
Vice President — Finance,
Chief Financial Officer, and Secretary
(Principal Financial and Chief Accounting Officer)