Form 10-Q
period 2008-06-30
POLARIS INDUSTRIES INC/MN
filed 2008-08-07
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of July 31, 2008, 32,472,913 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2008

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
(In Thousands)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$21,909	$63,281
Trade receivables, net	73,014	82,884
Inventories, net	278,396	218,342
Prepaid expenses and other	18,149	17,643
Deferred tax assets	68,769	65,406

Total current assets	460,237	447,556

Property and equipment, net	215,274	204,351
Investments in finance affiliate	45,987	53,801
Investments in manufacturing affiliates	32,330	32,110
Deferred tax assets	6,363	5,572
Goodwill, net	26,190	26,447
Intangible and other assets, net	—	44

Total Assets	$786,381	$769,881

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$102,299	$90,045
Accrued expenses:
Compensation	40,821	55,465
Warranties	26,059	31,782
Sales promotions and incentives	80,291	79,233
Dealer holdback	72,633	83,867
Other	32,789	40,746
Income taxes payable	22,673	4,806
Current liabilities of discontinued operations	2,242	2,302

Total current liabilities	379,807	388,246

Long term income taxes payable	7,615	8,653
Borrowings under credit agreement	261,000	200,000

Total Liabilities	$648,422	$596,899

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,667 and 34,212 shares issued and outstanding	$327	$342
Additional paid-in capital	—	—
Retained earnings	103,459	146,763
Accumulated other comprehensive income, net	34,173	25,877

Total shareholders’ equity	$137,959	$172,982

Total Liabilities and Shareholders’ Equity	$786,381	$769,881

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Sales	$455,686	$376,902	$844,370	$694,615
Cost of Sales	347,643	290,321	648,232	543,099

Gross profit	108,043	86,581	196,138	151,516
Operating expenses
Selling and marketing	35,188	29,009	64,358	56,484
Research and development	20,236	17,707	39,493	36,258
General and administrative	17,108	17,055	33,031	32,546

Total operating expenses	72,532	63,771	136,882	125,288

Income from financial services	5,243	13,901	12,733	26,527

Operating Income	40,754	36,711	71,989	52,755

Non-operating Expense (Income):
Interest expense	2,482	3,744	5,207	8,524
Equity in (income) loss of manufacturing affiliates	4	(36)	(33)	(2)
Gain on sale of manufacturing affiliate shares	—	(1,382)	—	(6,222)
Other expense (income), net	150	(1,456)	(876)	(4,200)

Income before income taxes	38,118	35,841	67,691	54,655

Provision for Income Taxes	13,738	12,915	24,228	19,178

Net Income from continuing operations	$24,380	$22,926	$43,463	$35,477
Loss from discontinued operations, net of tax	—	(206)	—	(364)

Net Income	$24,380	$22,720	$43,463	$35,113

Basic Net Income per share
Continuing operations	$0.74	$0.64	$1.31	$1.00
Loss from discontinued operations	—	(0.00)	—	(0.01)

Net Income	$0.74	$0.64	$1.31	$0.99

Diluted Net Income per share
Continuing operations	$0.72	$0.62	$1.27	$0.97
Loss from discontinued operations	—	(0.00)	—	(0.01)

Net Income	$0.72	$0.62	$1.27	$0.96

Weighted average shares outstanding:
Basic	32,882	35,593	33,292	35,542

Diluted	33,785	36,754	34,159	36,653

All periods presented reflect the classification of the Marine Division’s financial results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months
	Ended June 30,
	2008	2007
Operating Activities:
Net income	$43,463	$35,113
Net loss from discontinued operations	—	364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,098	26,067
Noncash compensation	9,880	10,573
Noncash income from financial services	(2,303)	(2,514)
Noncash income from manufacturing affiliates	(33)	(2)
Deferred income taxes	(4,153)	(904)
Changes in current operating items:
Trade receivables	9,870	10,447
Inventories	(60,054)	(37,325)
Accounts payable	12,254	4,710
Accrued expenses	(38,501)	(34,000)
Income taxes payable	16,829	14,089
Prepaid expenses and others, net	7,454	(4,997)

Net cash provided by continuing operations	21,804	21,621
Net cash flow (used for) discontinued operations	(60)	(439)

Net cash provided by operating activities	21,744	21,182

Investing Activities:
Purchase of property and equipment	(37,570)	(28,260)
Investments in finance affiliate, net	10,116	12,622
Proceeds from sale of shares of manufacturing affiliate	—	77,086

Net cash provided by (used for) investing activities	(27,454)	61,448

Financing Activities:
Borrowings under credit agreement	334,000	185,000
Repayments under credit agreement	(273,000)	(235,000)
Repurchase and retirement of common shares	(85,854)	(1,278)
Cash dividends to shareholders	(25,221)	(23,940)
Tax effect of proceeds from stock based compensation exercises	2,776	1,009
Proceeds from stock issuances under employee plans	11,637	5,862

Net cash used for financing activities	(35,662)	(68,347)

Net increase (decrease) in cash and cash equivalents	(41,372)	14,283

Cash and cash equivalents at beginning of period	63,281	19,566

Cash and cash equivalents at end of period	$21,909	$33,849

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
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
Investment in KTM	$29,372	$29,372
Interest rate swap agreements	(510)		$(510)
Foreign exchange contracts, net	1,214		1,214

Total	$30,076	$29,372	$704	—

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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Accrued warranty reserve, beginning	$26,816	$26,547	$31,782	$27,303
Additions charged to expense	9,093	7,558	18,809	18,024
Warranty claims paid	(9,850)	(7,534)	(24,532)	(18,756)

Accrued warranty reserve, ending	$26,059	$26,571	$26,059	$26,571

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

     Total share-based compensation expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Option plan	$1,743	$1,466	$3,320	$3,428
Other share-based awards	2,899	2,841	4,458	4,726

Total share-based compensation before tax	4,642	4,307	7,778	8,154
Tax benefit	1,790	1,902	3,019	3,417

Total share-based compensation expense included in net income	$2,852	$2,405	$4,759	$4,737

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2008 there was $17,418,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years. Included in unrecognized share-based compensation is $9,233,000 related to stock options and $8,185,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials and purchased components	$41,594	$29,952
Service parts, garments and accessories	69,653	67,463
Finished goods	182,224	134,455
Less: reserves	(15,075)	(13,528)

Inventories	$278,396	$218,342

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 2.89 percent at June 30, 2008).
During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65% for $25,000,000 of borrowings through December 2008 and 4.42% for additional $25,000,000 of borrowings through December 2009. Each of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair value of the swaps on June 30, 2008 was a liability of $510,000. During the second quarter 2007, Polaris had one interest rate swap agreement on $18,000,000 of borrowings, which expired in June 2007.
As of June 30, 2008, total borrowings under the bank arrangement were $261,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2008, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $603,084,000 which includes $155,372,000 in the Polaris Acceptance portfolio and $447,712,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2008, the potential 15 percent aggregate repurchase obligation is approximately $109,309,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at June 30, 2008 of $45,987,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At June 30, 2008, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares. Polaris’ investments in manufacturing affiliates totaled $32,330,000 at June 30, 2008 and $32,110,000 at December 31, 2007. The investment in Robin is accounted for under the equity method. The investment in KTM was historically accounted for under the equity method; however, with the first closing of the sale of KTM shares on February 20,

2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, ($53.95 Euros as of June 30, 2008). The total fair value of these securities as of June 30, 2008 is $29,372,000 and unrealized holding gains of $4,759,000 and unrealized currency translation gains of $6,899,000 relating to these securities are included as a component of Accumulated other comprehensive income in the June 30, 2008 consolidated balance sheets. The (income) loss of manufacturing affiliates was $4,000 loss for the second quarter 2008 compared to $36,000 income during the same period last year, a result of the investment in Robin.
NOTE 7. Shareholders’ Equity
During the first six months of 2008, Polaris paid $85,854,000 to repurchase and retire approximately 2,014,000 shares of its common stock. As of June 30, 2008, the Company has authorization from its Board of Directors to repurchase up to an additional 4,361,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.38 per share on May 15, 2008 to holders of record on May 1, 2008.
On July 18, 2008, the Polaris Board of Directors declared a regular cash dividend of $0.38 per share payable on or about August 15, 2008 to holders of record of such shares at the close of business on August 1, 2008.
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
     A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	32,572	35,351	32,990	35,290
Director Plan and Deferred stock units	110	82	103	82
ESOP	200	160	199	170

Common shares outstanding — basic	32,882	35,593	33,292	35,542
Dilutive effect of Restricted Plan and Omnibus Plan	162	64	142	44
Dilutive effect of Option Plans and Omnibus Plan	741	1,097	725	1,067

Common and potential common shares outstanding — diluted	33,785	36,754	34,159	36,653

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$24,380	$22,720	$43,463	$35,113
Other comprehensive income:
Foreign currency translation adjustments, net	394	1,641	6,809	(2,330)
Unrealized gain (loss) on available for sale securities	(520)	(34)	(1,479)	4,780
Unrealized gain (loss) on derivative instruments, net	152	(2,769)	2,967	(2,328)

Comprehensive income	$24,406	$21,558	$51,760	$35,235

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
At June 30, 2008, Polaris had open Japanese yen foreign exchange contracts with notional amounts totaling U.S. $12,196,000, and an unrealized loss of $236,000 and open Canadian dollar contracts with notional amounts totaling U.S. $66,122,000 and an unrealized gain of $1,450,000. These contracts met the criteria for cash flow hedges and the net unrealized gains and losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The Company had no open Euro foreign exchange derivative contracts in place at June 30, 2008.
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

During 2006, the Company recorded additional losses on disposal of discontinued operations of $8,073,000 before tax, or $5,401,000 after tax. This loss included the expected future cash payments required to support additional product liability litigation claims and warranty expenses related to marine products.
Utilization of components of the accrued disposal costs during the first half of the year ended June 30, 2008 is as follows (in thousands):

				Utilization
		Utilization		Three
		Three Months		Months
	Balance	Ended	Balance	Ended	Balance
	December 31,	March 31,	March 31,	June 30,	June 30,
	2007	2008	2008	2008	2008
Legal, regulatory, personnel and other costs	$2,302	—	$2,302	$(60)	$2,242

Total	$2,302	$—	$2,302	$(60)	$2,242

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Sales	$—	$—	$—	$—

Loss on discontinued operations before income tax benefit	—	(314)	—	(553)
Income tax (benefit)	—	(108)	—	(189)

Loss on discontinued operations, net of tax	$—	($206)	$—	($364)

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended June 30, 2008. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the second quarter ended June 30, 2008, Polaris reported record net income from continuing operations of $0.72 per diluted share, compared to net income from continuing operations of $0.62 per diluted share for the same period ended June 30, 2007. Net income from continuing operations was $24.4 million for the quarter ended June 30, 2008 compared to net income from continuing operations of $22.9 million for the comparable period in 2007. The weighted average diluted shares outstanding for the quarter ended June 30, 2008 were eight percent lower than for the comparable period of 2007 due to the Company’s share repurchase activity during the intervening 12 month period. Sales for the second quarter 2008 totaled a record $455.7 million, an increase of 21 percent compared to sales of $376.9 million for the second quarter 2007.
During the second quarter 2008 the Company repurchased and retired 811,000 shares of its common stock for $37.3 million.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales were $455.7 million in the second quarter 2008, a 21 percent increase from $376.9 million in sales for the same period in 2007.
Sales of ATVs were $350.3 million in the second quarter 2008, an increase of 24 percent from the second quarter 2007 sales of $282.1 million. The new RANGER RZR™ side-by-side recreation vehicles continued to sell well during the quarter along with the new RANGER Crew™ six passenger side-by-side utility vehicles. Sales growth outside North America was also strong in the second quarter for both the Company’s ATV and side-by-side vehicles. The overall market for more traditional core ATVs sold in North America remained weak during the second quarter resulting in fewer shipments of Polaris ATVs to North American dealers as they continued to reduce their core ATV inventory levels. Year-to-date 2008 ATV sales increased 22 percent from the same period in 2007 to a total of $614.8 million. For the second quarter ended June 30, 2008, the average ATV per unit sales price increased 13 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models.
Sales of snowmobiles were $6.0 million for the second quarter 2008 compared to sales of $4.4 million for the comparable quarter in 2007. The second quarter is historically a seasonally low quarter for snowmobile shipments with deliveries to dealers ramping up significantly in the second half of the calendar year. For the year-to-date 2008 period, snowmobile sales increased to $15.4 million compared to $7.3 million for the same period last year. The average snowmobile per unit sales price for the second quarter of 2008 increased substantially compared to the same period last year primarily due to lower promotional costs during the 2008 period.
Sales of Victory motorcycles were $23.4 million for the second quarter 2008, a 19 percent decrease from $29.0 million for the comparable period in 2007. Year-to-date 2008 Victory motorcycle sales decreased nine percent over the comparable period of 2007, to a total of $50.8 million. The decrease was driven by fewer shipments of cruiser motorcycles as the North American motorcycle industry retail sales for heavyweight cruiser and touring motorcycles remained weak. The average per unit sales price for Victory motorcycles increased four percent during the second quarter 2008 compared to the same period in 2007 due to product mix change.

PG&A sales were $76.0 million for the second quarter 2008, an increase of 24 percent from sales of $61.4 million during the second quarter 2007. This increase was driven primarily by increased sales of PG&A related to ATV and side-by-side vehicles. For the six month period ended June 30, 2008, PG&A sales increased 28 percent to $163.4 million compared to $127.1 million for the 2007 six month period.
Gross profit, as a percentage of sales, was 23.7 percent for the 2008 second quarter, an increase of 70 basis points from 23.0 percent for the second quarter of 2007. Gross profit dollars increased 25 percent to $108.0 million for the 2008 second quarter compared to $86.6 million for the second quarter of 2007. Year-to-date, as a percentage of sales, gross profit was 23.2 percent, an increase of 140 basis points compared to 21.8 percent for the same period last year. The gross profit margin and absolute dollar increase in gross profit was due to the positive mix impact of increased sales of higher gross margin products, such as RANGER side-by-side vehicles and PG&A, and favorable foreign currency fluctuations during the second quarter of 2008, which were partially offset by significantly higher commodity and transportation costs.
For the second quarter of 2008, operating expenses increased 14 percent to $72.5 million compared to $63.8 million for the second quarter of 2007. For the year-to-date 2008 period, operating expenses increased nine percent to $136.9 million compared to $125.3 million for the same period in 2007. Operating expenses as a percent of sales for the second quarter and year-to-date period ending June 30, 2008 decreased to 15.9 percent and 16.2 percent, respectively, compared to 16.9 percent and 18.0 percent for the same periods last year, respectively. Operating expenses in absolute dollars increased due to: 1) higher selling and marketing expenses primarily from higher advertising costs incurred in connection with new products and to become more competitive in certain segments of the ATV industry and 2) increased research and development expenses as the Company continues to accelerate innovative new product development.
Income from financial services decreased 62 percent to $5.2 million in the 2008 second quarter compared to $13.9 million in the 2007 second quarter. Income from financial services for the year-to-date period ended June 30, 2008 decreased 52 percent to $12.7 million compared to $26.5 million for the same period in 2007. The decrease in financial services income for the quarter and year-to-date periods ended June 30, 2008 is due to the Company’s revolving retail credit provider, HSBC Bank Nevada, National Association (“HSBC”), discontinuing the financing of non-Polaris products at Polaris dealerships in July 2007 and eliminating the volume-based fee income payment to Polaris as of March 1, 2008 (as discussed in more detail in the Liquidity and Capital Resources section).
Interest expense decreased to $2.5 million and $5.2 million for the quarter and year-to-date periods ended June 30, 2008, respectively, compared to $3.7 million and $8.5 million for the same periods last year. The decrease is due to decreased interest rates during the 2008 periods.
Gain on sale of manufacturing affiliate shares was $0.0 million for both the quarter and year-to-date periods ended June 30, 2008 compared to $1.4 million and $6.2 million for the same periods last year. In the first and second quarters of 2007, Polaris sold shares of its KTM investment and recorded a gain on the sale of the investment.
Non-operating other income/expense was a $0.2 million expense in the second quarter of 2008 and $0.9 million of income for the year-to-date period ended June 30, 2008 compared to $1.4 million and $4.2 million of income in the same periods last year. The change for the quarter and year-to-date periods was primarily due to the weakening U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.
The income tax provision for the second quarter 2008 was recorded at a rate of approximately 36.0 percent of Polaris’ pre-tax income, compared to 36.0 percent recorded in the second quarter 2007 and 35.8 percent for the year-to-date 2008 period.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results have been reported separately as discontinued operations for all periods presented. In 2007 the Company substantially completed the exit of the marine products division, therefore in the quarter and year-to-date periods ended June 30, 2008, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future. The Company’s losses from discontinued operations during the same periods of 2007 were $0.2 million and $0.4 million, net of tax, or less than $0.01 per diluted share in each such period.

Reported Net Income
Reported net income for the second quarter 2008, including each of continuing and discontinued operations was $24.4 million, or $0.72 per diluted share, compared to $22.7 million, or $0.62 per diluted share for the second quarter 2007. Reported net income for the six months ended June 30, 2008, including each of continuing and discontinued operations was $43.5 million or $1.27 per diluted share, compared to $35.1 million, or $0.96 per diluted share for the six months ended June 30, 2007.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the second quarter and six months ended June 30, 2008 of 33.8 million shares and 34.2 million shares, respectively, is eight percent and seven percent lower than the comparable periods of 2007, due principally to the share repurchase activity of the Company.
Cash Dividends
Polaris paid a $0.38 per share dividend on May 15, 2008 to shareholders of record on May 1, 2008. On July 18, 2008, the Polaris Board of Directors declared a regular cash dividend of $0.38 per share payable on or about August 15, 2008 to holders of record of such shares at the close of business on August 1, 2008.
Liquidity and Capital Resources
Net cash provided by operating activities of continuing operations for the second quarter of 2008 increased 46 percent, and totaled $53.3 million compared to $36.4 million in the second quarter of 2007. Year-to-date ended June 30, 2008, net cash provided by operating activities of continuing operations totaled $21.8 million compared to $21.6 million in the first half of 2007. Net cash used for investing activities was $27.5 million for the first six months of 2008 and represents the purchases of property and equipment offset somewhat by an increase in the investment in the finance affiliate. Net cash flow used for financing activities totaled $35.7 million for the first half of 2008, which primarily represents payment of dividends to shareholders and share repurchase activity during the period partially offset by increased debt borrowings. Cash and cash equivalents totaled $21.9 million at June 30, 2008 compared to $33.8 million at June 30, 2007. The trade receivables balance of $73.0 million at June 30, 2008 represents an increase of 37 percent from June 30, 2007 primarily due to a 40 percent increase in sales outside of North America during the second quarter of 2008.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund the accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 2.89 percent at June 30, 2008). At June 30, 2008, Polaris had total outstanding borrowings under the agreement of $261.0 million. The Company’s debt to total capital ratio was 65 percent at June 30, 2008 and 51 percent at June 30, 2007.
The following table summarizes the Company’s significant future contractual obligations at June 30, 2008 (in millions):

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Revolving loan facility	$61.0	—	—	$61.0	—
Term loan	200.0	—	—	200.0	—
Interest expense under term loan and swap agreements	20.8	$6.4	$11.7	2.7	—
Engine purchase commitments	13.4	8.3	5.1	—	—
Operating leases	5.8	2.9	2.2	0.7	—
Capital leases	0.1	0.1	—	—	—

Total	$301.1	$17.7	$19.0	$264.4	—

During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65 percent for $25.0 million of borrowings through December 2008 and 4.42 percent for additional $25.0 million of borrowings through December 2009.
Additionally, at June 30, 2008, Polaris had letters of credit outstanding of $12.1 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 33.1 million shares have been repurchased cumulatively from 1996 through June 30, 2008. The share repurchase activity had a positive impact on earnings per share of approximately $0.03 per diluted share for the second quarter 2008 and $0.05 per diluted share for the second quarter of 2007 which included the 3.55 million shares repurchased under the accelerated share repurchase transaction in December 2006 and before taking into consideration the interest cost of funding the repurchase activity. The Company has authorization from its Board of Directors to repurchase up to an additional 4.4 million shares of Polaris stock as of June 30, 2008. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions.
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
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at June 30, 2008 was $46.0 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2008, the potential 15 percent aggregate repurchase obligation is approximately $109.3 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At June 30, 2008, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $603.1 million, a one percent decrease from $606.3 million at June 30, 2007. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
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

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC. During the first quarter of 2008, HSBC claimed that it was no longer satisfied with its profitability from the 2005 contractual arrangement currently in place. HSBC threatened to significantly tighten the underwriting standards for Polaris customers and this tightening would have reduced the number of qualified retail credit customers that would be able to obtain credit from HSBC to purchase Polaris products. To ensure that retail customers would continue to be able to finance the purchase of the Company’s products, Polaris began foregoing its volume-based fee income under the HSBC arrangement effective March 1, 2008. The Company was not obligated to do so under the terms of the 2005 agreement with HSBC and has filed a lawsuit against HSBC to protect its rights under the 2005 revolving agreement. To help offset some of the impact caused by the unilateral action of HSBC, Polaris has encouraged its dealers to increase utilization of the installment retail credit agreement between Polaris and GE Bank in addition to investigating alternative revolving retail credit arrangements during 2008. Management currently anticipates the income generated from these retail credit agreements for calendar 2008, reported as a component of Income from financial services, to be significantly less than the $28.2 million recorded for the full year 2007. Although difficult to predict in the current volatile and uncertain credit market environment, these less favorable terms combined with the decision by HSBC to cease financing of non-Polaris products effective July 1, 2007, will likely result in income generated from the HSBC and GE Bank retail credit agreements for the full year 2008 to be in the range of $5.0 million to $10.0 million.
In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM at a purchase price of $77.1 million which was completed in two transactions during the second half of 2007. The gain on sale of manufacturing affiliate shares was $0.0 million for the second quarter of 2008 compared to $1.4 million in the second quarter 2007. For the year-to-date period ended June 30, 2008 the gain on sale of manufacturing affiliate shares was $0.0 million compared to $6.2 million for the same period last year. The gain in the second quarter and year-to-date periods in 2007 is related to the sale of a portion of the KTM shares that occurred in the first and second quarters of 2007. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, Canadian dollar and Euro have also had a material impact from time to time.
During calendar year 2007, purchases totaling eight percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter ended June 30, 2008 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2007. At June 30, 2008 Polaris had open Japanese yen foreign exchange hedging contracts in place through the third quarter 2008 with notional amounts totaling $12.2 million with an average rate of approximately 103 Japanese yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the hedged periods of 2008 when compared to the same periods in the prior year.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the second quarter ended June 30, 2008 when compared to the same period in 2007. At June 30, 2008 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the fourth quarter
2008 with notional amounts totaling $66.1 million with an average rate of approximately 0.99 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on net income for the hedged periods of 2008 when compared to the same periods in the prior year.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in Euro denominated transactions. The fluctuation of the U.S. dollar in relation to the Euro has resulted in a neutral impact on gross margins for the second quarter of 2008 when compared to the same period in 2007. Polaris currently does not have any Euro currency hedging contracts in place for 2008.
The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income, net in the Shareholders’ Equity section of the accompanying consolidated balance sheets. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Throughout 2007 and the first half of 2008 the Company experienced commodity price increases with some of these key raw materials and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2008 there were no derivative contracts in place for key commodities or raw materials.
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

Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no material changes in the Company’s internal controls over financial reporting during the second quarter 2008.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 – 30, 2008	100,000	$44.52	100,000	5,072,000
May 1 – 31, 2008	501,000	46.71	501,000	4,571,000
June 1 – 30, 2008	210,000	45.02	210,000	4,361,000

Total	811,000	$46.01	811,000	4,361,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 33.1 million shares have been repurchased through June 30, 2008. This Program does not have an expiration date.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of shareholders on May 1, 2008. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:
1.	To elect the following nominee as a Class III member of the board of directors of the Company for a one year term and until his successor is duly elected and qualified:

	Votes For	Withheld Authority
John P. Wiehoff	27,340,738	380,998
To elect the following nominees as Class II members of the board of directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority
John R. Menard, Jr.	23,308,296	4,413,440
R.M. (Mark) Schreck	27,481,538	240,199
William Grant Van Dyke	27,359,925	361,812
The terms of the following directors continued after the annual meeting: Andris A. Baltins, Thomas C. Tiller, Robert L. Caulk, Gregory R. Palen and Annette K. Clayton.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008:

Votes For	Votes Against	Abstentions	Broker Non-Vote
27,467,505	177,624	76,607	—
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

POLARIS INDUSTRIES INC. (Registrant)
Date: August 7, 2008	/s/ Thomas C. Tiller
Thomas C. Tiller
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)