Form 10-Q
period 2008-09-30
POLARIS INDUSTRIES INC/MN
filed 2008-11-07
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of October 31, 2008, 32,390,341 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2008

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008
(In Thousands)	(Unaudited)	December 31, 2007

Assets
Current Assets:
Cash and cash equivalents	$43,162	$63,281
Trade receivables, net	77,275	82,884
Inventories, net	268,319	218,342
Prepaid expenses and other	18,073	17,643
Deferred tax assets	70,457	65,406

Total current assets	477,286	447,556

Property and equipment, net	217,910	204,351
Investments in finance affiliate	45,532	53,801
Investments in manufacturing affiliates	28,244	32,110
Deferred tax assets	8,163	5,572
Goodwill, net	25,960	26,447
Intangible and other assets, net	—	44

Total Assets	$803,095	$769,881

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$151,505	$90,045
Accrued expenses:
Compensation	55,767	55,465
Warranties	27,654	31,782
Sales promotions and incentives	89,968	79,233
Dealer holdback	61,232	83,867
Other	39,135	40,746
Income taxes payable	12,117	4,806
Current liabilities of discontinued operations	2,242	2,302

Total current liabilities	439,620	388,246

Long term income taxes payable	4,581	8,653
Borrowings under credit agreement	220,000	200,000

Total liabilities	$664,201	$596,899

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,358 and 34,212 shares issued and outstanding	$324	$342
Additional paid-in capital	—	—
Retained earnings	117,281	146,763
Accumulated other comprehensive income, net	21,289	25,877

Total shareholders’ equity	$138,894	$172,982

Total Liabilities and Shareholders’ Equity	$803,095	$769,881

All periods reflect the classification of the Marine Division results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Sales	$580,281	$543,979	$1,424,651	$1,238,594
Cost of Sales	449,956	421,432	1,098,188	964,531

Gross profit	130,325	122,547	326,463	274,063
Operating expenses
Selling and marketing	39,692	36,381	104,050	92,865
Research and development	19,638	18,500	59,131	54,758
General and administrative	19,674	16,274	52,705	48,820

Total operating expenses	79,004	71,155	215,886	196,443

Income from financial services	4,476	9,108	17,209	35,635

Operating Income	55,797	60,500	127,786	113,255

Non-operating Expense (Income):
Interest expense	2,617	3,677	7,824	12,201
Equity in (income) loss of manufacturing affiliates	107	(28)	74	(30)
Gain on sale of manufacturing affiliate shares	—	—	—	(6,222)
Other expense (income), net	(257)	352	(1,133)	(3,848)

Income before income taxes	53,330	56,499	121,021	111,154

Provision for Income Taxes	15,638	17,379	39,866	36,557

Net Income from continuing operations	$37,692	$39,120	$81,155	$74,597
Loss from discontinued operations, net of tax	—	(294)	—	(658)

Net Income	$37,692	$38,826	$81,155	$73,939

Basic Net Income per share
Continuing operations	$1.16	$1.10	$2.46	$2.10
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)

Net Income	$1.16	$1.09	$2.46	$2.08

Diluted Net Income per share
Continuing operations	$1.13	$1.07	$2.40	$2.04
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)

Net Income	$1.13	$1.06	$2.40	$2.02

Weighted average shares outstanding:
Basic	32,384	35,501	32,989	35,529

Diluted	33,275	36,572	33,865	36,626

All periods presented reflect the classification of the Marine Division’s financial results as discontinued operations.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Nine Months
	Ended September 30,
	2008	2007

Operating Activities:
Net income	$81,155	$73,939
Net loss from discontinued operations	—	658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,383	44,197
Noncash compensation	14,437	15,798
Noncash income from financial services	(3,346)	(3,844)
Noncash (income) loss from manufacturing affiliates	74	(30)
Deferred income taxes	(7,642)	(10,654)
Changes in current operating items:
Trade receivables	5,609	(6,118)
Inventories	(49,977)	(27,243)
Accounts payable	61,460	33,270
Accrued expenses	(17,337)	8,694
Income taxes payable	3,238	21,548
Prepaid expenses and others, net	(746)	(851)

Net cash provided by continuing operations	132,308	149,364
Net cash flow (used for) discontinued operations	(60)	(736)

Net cash provided by operating activities	132,248	148,628

Investing Activities:
Purchase of property and equipment	(58,892)	(44,660)
Investments in finance affiliate, net	11,615	14,300
Proceeds from sale of shares of manufacturing affiliate	—	77,086

Net cash provided by (used for) investing activities	(47,277)	46,726

Financing Activities:
Borrowings under credit agreement	584,000	294,000
Repayments under credit agreement	(564,000)	(344,000)
Repurchase and retirement of common shares	(102,871)	(51,547)
Cash dividends to shareholders	(37,449)	(35,989)
Tax effect of proceeds from stock based compensation exercises	2,883	1,334
Proceeds from stock issuances under employee plans	12,347	8,249

Net cash used for financing activities	(105,090)	(127,953)

Net increase (decrease) in cash and cash equivalents	(20,119)	67,401

Cash and cash equivalents at beginning of period	63,281	19,566

Cash and cash equivalents at end of period	$43,162	$86,967

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
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Investment in KTM	$25,394	$25,394
Interest rate swap agreements	(306)		$(306)
Foreign exchange contracts, net	2,282		2,282

Total	$27,370	$25,394	$1,976	—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of SFAS No. 159 to any financial assets or liabilities.
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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Accrued warranty reserve, beginning	$26,059	$26,571	$31,782	$27,303
Additions charged to expense	9,887	12,727	28,696	30,751
Warranty claims paid	(8,292)	(7,475)	(32,824)	(26,231)

Accrued warranty reserve, ending	$27,654	$31,823	$27,654	$31,823

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

Total share-based compensation expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Option plans	$1,173	$1,762	$4,493	$5,190
Other share-based awards	4,963	1,927	9,421	6,653

Total share-based compensation before tax	6,136	3,689	13,914	11,843
Tax benefit	2,354	1,549	5,373	4,966

Total share-based compensation expense included in net income	$3,782	$2,140	$8,541	$6,877

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2008 there was $19,708,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years. Included in unrecognized share-based compensation is $10,648,000 related to stock options and $9,060,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials and purchased components	$48,021	$29,952
Service parts, garments and accessories	75,257	67,463
Finished goods	161,863	134,455
Less: reserves	(16,822)	(13,528)

Inventories	$268,319	$218,342

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 2.99 percent at September 30, 2008).
During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65% for $25,000,000 of borrowings through December 2008 and 4.42% for an additional $25,000,000 of borrowings through December 2009. Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on September 30, 2008 was a liability of $306,000.
As of September 30, 2008, total borrowings under the bank arrangement were $220,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.

NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at September 30, 2008, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $672,750,000 which includes $177,730,000 in the Polaris Acceptance portfolio and $495,020,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2008, the potential 15 percent aggregate repurchase obligation is approximately $109,309,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at September 30, 2008 of $45,532,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Additionally, the Company initiated legal action against HSBC alleging, among other things, breach of contract. The Company and HSBC have recently reached an amicable settlement in the case and have agreed to dismiss the lawsuit. The settlement will not result in a financial payment to Polaris. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and its investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At September 30, 2008, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares. Polaris’ investments in manufacturing affiliates totaled $28,244,000 at September 30, 2008 and $32,110,000 at December 31, 2007. The investment in Robin is accounted for under the equity method. The investment in KTM was historically accounted for under the equity method; however, with the first closing of the sale of KTM shares on February 20, 2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities

(“SFAS 115”). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (51.00 Euros as of September 30, 2008). The total fair value of these securities as of September 30, 2008 is $25,394,000 and unrealized holding gains of $3,530,000 and unrealized currency translation gains of $4,150,000 relating to these securities are included as a component of Accumulated other comprehensive income in the September 30, 2008 consolidated balance sheets. The (income) loss of manufacturing affiliates was $107,000 loss for the third quarter 2008 compared to $28,000 income during the same period last year, a result of the investment in Robin.
NOTE 7. Shareholders’ Equity
During the first nine months of 2008, Polaris paid $102,871,000 to repurchase and retire approximately 2,394,000 shares of its common stock. As of September 30, 2008, the Company has authorization from its Board of Directors to repurchase up to an additional 3,981,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.38 per share on August 15, 2008 to holders of record on August 1, 2008.
On October 23, 2008, the Polaris Board of Directors declared a regular cash dividend of $0.38 per share payable on or about November 17, 2008 to holders of record of such shares at the close of business on November 3, 2008.
Net Income per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the qualified non-leveraged employee stock ownership plan (“ESOP”) and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (collectively, the “Option Plans”) and the Omnibus Plan and certain shares issued under the Restricted Stock Plan (“Restricted Plan”).
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	32,088	35,215	32,689	35,265
Director Plan and Deferred stock units	118	88	108	84
ESOP	178	198	192	180

Common shares outstanding — basic	32,384	35,501	32,989	35,529
Dilutive effect of Restricted Plan and Omnibus Plan	192	82	159	56
Dilutive effect of Option Plans and Omnibus Plan	699	989	717	1,041

Common and potential common shares outstanding — diluted	33,275	36,572	33,865	36,626

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$37,692	$38,826	$81,155	$73,939
Other comprehensive income:
Foreign currency translation adjustments, net	(12,450)	5,809	(5,641)	3,479
Unrealized gain (loss) on available for sale securities	(1,229)	(213)	(2,708)	4,567
Unrealized gain (loss) on derivative instruments, net	794	(1,615)	3,761	(3,943)

Comprehensive income	$24,807	$42,807	$76,567	$78,042

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
At September 30, 2008, Polaris had open Canadian dollar contracts with notional amounts totaling U.S. $36,817,000 and an unrealized gain of $2,282,000. These contracts met the criteria for cash flow hedges and the net unrealized gains, after tax, are recorded as a component of Accumulated other comprehensive income, net in Shareholders’ Equity. The Company had no open Euro or Japanese yen foreign exchange derivative contracts in place at September 30, 2008.
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
Utilization of components of the accrued disposal costs during the nine months ended September 30, 2008 is as follows (in thousands):

				Utilization
		Utilization		Three
		Six Months		Months
	Balance	Ended	Balance	Ended	Balance
	December 31,	June 30,	June 30,	September 30,	September 30,
	2007	2008	2008	2008	2008
Legal, regulatory, personnel and other costs	$2,302	$(60)	$2,242	$—	$2,242

Total	$2,302	$(60)	$2,242	$—	$2,242

The financial results of the marine products division included in discontinued operations were as follows (in thousands):

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Sales	$—	$—	$—	$—

Loss on discontinued operations before income tax benefit	—	(451)	—	(1,004)
Income tax (benefit)	—	(157)	—	(346)

Loss on discontinued operations, net of tax	$—	($294)	$—	($658)

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter and year-to-date periods ended September 30, 2008. Due to the seasonality of the snowmobile, all terrain vehicle (“ATV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the third quarter ended September 30, 2008, Polaris reported record net income from continuing operations of $1.13 per diluted share, compared to net income from continuing operations of $1.07 per diluted share for the same period ended September 30, 2007. Net income from continuing operations was $37.7 million for the quarter ended September 30, 2008 compared to net income from continuing operations of $39.1 million for the comparable period in 2007. The weighted average diluted shares outstanding for the quarter ended September 30, 2008 were nine percent lower than for the comparable period of 2007 due to the Company’s share repurchase activity during the intervening 12 month period. Sales for the third quarter 2008 totaled a record $580.3 million, an increase of seven percent compared to sales of $544.0 million for the third quarter 2007.
During the third quarter 2008 the Company repurchased and retired 380,000 shares of its common stock for $17.0 million.
The Company ceased manufacturing marine products on September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.
Results of Operations
Sales:
Sales were $580.3 million in the third quarter 2008, a seven percent increase from $544.0 million in sales for the same period in 2007. Sales for the year-to-date period ended September 30, 2008 were $1,424.7 million, a 15 percent increase from $1,238.6 million in sales for the same period in 2007.
The following table is an analysis of the percentage change in total Company sales for the 2008 third quarter and year-to-date periods compared to the same period of 2007:

	Percent Change in Total Company Sales Compared to 2007 periods
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Volume	-3%	5%
Product mix and price	9%	8%
Currency	1%	2%

	7%	15%

Volume for the third quarter 2008 decreased three percent compared to the same period last year as the Company shipped fewer core ATVs and Victory motorcycles to dealers given the continued weak core ATV industry and heavy weight cruiser and touring segment of the motorcycle industry. The lower shipments of core ATVs and Victory motorcycles during the 2008 third quarter were partially offset by higher shipments of RANGER™ side-by-side vehicles and increased PG&A sales during the quarter. For the 2008 year-to-date period volume was up five percent compared to the same period last year reflecting the strong growth in RANGER™ side-by-side vehicles and higher PG&A sales, which more than offset the weak sales trends for core ATVs and Victory motorcycles. Product mix and price increased for the 2008 third quarter and year-to-date periods compared to the same periods last year primarily due to the positive benefit of a greater number of side-by-side vehicles sold to dealers, which typically have a higher selling price than core ATVs, and select selling price increases on several of the new model year 2009 products.

     Total Company sales by product line are as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent		Percent	Dollar		Percent		Percent	Dollar
		of Total		of Total	Percent		of Total		of Total	Percent
(in millions)	2008	Sales	2007	Sales	Change	2008	Sales	2007	Sales	Change
All-terrain Vehicles	$371.2	64%	$353.3	65%	5%	$986.0	69%	$857.8	69%	15%
Snowmobile	94.6	16%	91.7	17%	3%	110.1	8%	99.1	8%	11%
Victory Motorcycles	21.0	4%	21.4	4%	-2%	71.8	5%	77.0	6%	-7%
PG&A	93.5	16%	77.6	14%	20%	256.8	18%	204.7	17%	25%

Total Sales	$580.3	100%	$544.0	100%	7%	$1,424.7	100%	$1,238.6	100%	15%

ATV (all-terrain vehicle) sales of $371.2 million in the 2008 third quarter increased five percent from the third quarter 2007. The increase in ATV sales was due to the Company’s side-by-side business remaining strong during the quarter with the RANGER RZR™ side-by-side recreation vehicles continuing to sell well along with the RANGER Crew™ six passenger side-by-side utility vehicles. During the third quarter, the Company also began shipping the new redesigned RANGER™ for model year 2009, which has a number of new and popular features including improved handling and suspension, a new rider ergonomics package, power steering and a dramatic new design. In addition, the Company complimented its industry leading recreation RANGER RZR™ side-by-side with the new RZR S, which added higher engine performance, a wider stance and more suspension travel. Sales growth outside North America was also strong in the third quarter for both the Company’s core ATV and side-by-side vehicles. The overall growth in side-by-side vehicles was partially offset by fewer shipments of Polaris core ATVs to North American dealers as they continued to reduce their core ATV inventory levels in a tough economic environment. Although the core ATV market continued to be weak, the Company remained aggressive in new product development with the introduction of an all new Sportsman XP for model year 2009, in both 550cc and 850cc engine displacement sizes. The Company’s Sportsman line of ATVs has been the industry’s recognized leader in its category for 13 years and the all new Sportsman XPs are expected to build on that tradition. Year-to-date 2008 ATV sales increased 15 percent from the same period in 2007 to a total of $986.0 million. For the third quarter ended September 30, 2008, the average ATV per unit sales price increased twelve percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models and select selling price increases on several of the new model year 2009 products.
Snowmobile sales increased three percent to $94.6 million for the 2008 third quarter compared to the third quarter of 2007. The increase reflects a benefit of product mix as more higher priced snowmobiles were shipped during the 2008 third quarter compared to the 2007 third quarter. For the year-to-date 2008 period, snowmobile sales were $110.1 million, an 11 percent increase compared to the same period last year due to good snowfall last season and the lowest dealer snowmobile inventory level in ten years. The average snowmobile per unit sales price for the third quarter of 2008 increased six percent compared to the same period last year primarily due to the mix of products shipped in the third quarter 2008 compared to the third quarter 2007.
Sales of Victory motorcycles decreased two percent during the 2008 third quarter to total $21.0 million. Year-to-date 2008 Victory motorcycle sales decreased seven percent compared to the comparable period of 2007, to a total of $71.8 million. The decreases in the 2008 third quarter and year-to-date periods were driven by fewer shipments of cruiser motorcycles as the North American motorcycle industry retail sales for heavyweight cruiser and touring motorcycles remained weak. The average per unit sales price for Victory motorcycles increased four percent during the third quarter 2008 compared to the same period in 2007 due to product mix change.
Parts, Garments, and Accessories (“PG&A”) sales increased 20 percent during the third quarter 2008 to $93.5 million when compared to last year’s third quarter. For the nine month period ended September 30, 2008, PG&A sales increased 25 percent to $256.8 million compared to $204.7 million for the nine month period ended September 30, 2007. The 2008 third quarter and year-to-date increase reflects strong PG&A related sales growth from all product lines and geographic regions. During the 2008 third quarter, the Company introduced over 260 new accessory items for 2009 model year ATV, side-by-side and Victory motorcycle wholegood products. In addition, 2008 third quarter PG&A sales benefited from shipments of pre-season snowmobile-related PG&A to dealers in preparation for the upcoming snowmobile riding season.

Sales by geographic region for the third quarter and year-to-date periods were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent		Percent			Percent		Percent
		of		of	Dollar		of		of	Dollar
		Total		Total	Percent		Total		Total	Percent
(in millions)	2008	Sales	2007	Sales	Change	2008	Sales	2007	Sales	Change
United States	$408.0	70%	$406.7	75%	1%	$987.8	69%	$893.8	72%	11%
Canada	94.2	16%	77.7	14%	21%	201.1	14%	167.8	14%	20%
Other foreign countries	78.1	14%	59.6	11%	31%	235.8	17%	177.0	14%	33%

Total Sales	$580.3	100%	$544.0	100%	7%	$1,424.7	100%	$1,238.6	100%	15%

Significant regional trends were as follows:
United States:
Net sales in the United States for the third quarter 2008 increased one percent compared to the third quarter of 2007. Net sales in the United States during the nine months ended September 30, 2008 increased 11 percent compared to the same period in 2007. Lower shipments of core ATVs in the United States for the 2008 third quarter were offset by increased shipments of RANGER™ side-by-side vehicles. For the 2008 year-to-date period, lower shipments of core ATVs were more than offset by higher shipments of RANGER™ side-by-side vehicles including the new RANGER RZR™ recreational side-by-side vehicle, which the Company began shipping in meaningful quantities in the third quarter of 2007. The United States represented 70 percent of total Company sales in the 2008 third quarter compared to 75 percent of total Company sales for the 2007 third quarter. The decrease in the percentage of total sales in the United States for the 2008 third quarter is primarily the result of faster growth in our International and Canadian operations compared to the United States where the Company has experienced lower sales of core ATVs due to the continued weak core ATV market in the United States.
Canada:
Canadian sales increased 21 percent and 20 percent for the 2008 third quarter and year-to-date periods, respectively, as compared to the same periods in 2007. Favorable currency rates accounted for one percent and seven percent of the increase for the 2008 third quarter and year-to-date periods, respectively, as compared to the same periods in 2007. Increased volume was the primary contributor for the remainder of the increase in the 2008 third quarter and year-to-date periods, as the strong Canadian economy contributed to increased core ATV, RANGER™ side-by-side and snowmobile sales.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 31 percent and 33 percent for the 2008 third quarter and year-to-date periods, respectively, as compared to the same periods in 2007. Favorable currency rates accounted for three percent and ten percent of the change for the 2008 third quarter and year-to-periods, respectively, as compared to the same periods in 2007. The remainder of the increase was primarily driven by volume gains as the Company increased market share, increased distribution points and increased shipments of RANGER RZR™ side-by-side vehicles in markets outside of North America.
Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2008	2007	Change	2008	2007	Change
Gross profit dollars	$130.3	$122.5	6%	$326.5	$274.1	19%

Percentage of sales	22.5%	22.5%	—	22.9%	22.1%	+80 basis points

Gross profit, as a percentage of sales, was 22.5 percent for the 2008 third quarter, unchanged from the third quarter of 2007. Gross profit dollars increased six percent to $130.3 million for the 2008 third quarter compared to the same period in 2007. The gross profit margin for the 2008 third quarter was impacted by several factors including a positive mix impact of increased sales of higher gross margin products, such as RANGER side-by-side vehicles and PG&A, favorable currency movements and lower warranty costs during the third quarter of 2008, offset by significantly higher commodity and transportation costs and increased sales promotion costs. Year-to-date through September 30, 2008, gross profit dollars increased 19 percent to $326.5 million compared to the same period in 2007. As a percentage of sales, gross profit was 22.9 percent for the 2008 year-to-date period, an increase of 80 basis points compared to 22.1 percent for the same period last year. The gross profit margin and absolute dollar increase in gross profit for the 2008 year-to-date period was due to the positive mix impact of increased sales of higher gross margin products, such as RANGER side-by-side vehicles and PG&A, and favorable foreign currency fluctuations during the year-to-date period, which were partially offset by higher commodity, transportation and promotional costs.
Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2008	2007	Change	2008	2007	Change
Selling and marketing	$39.7	$36.4	9%	$104.1	$92.9	12%
Research and development	19.6	18.5	6%	59.1	54.7	8%
General and administrative	19.7	16.3	21%	52.7	48.8	8%

Total operating expenses	$79.0	$71.2	11%	$215.9	$196.4	10%

Percentage of sales	13.6%	13.1%	+50 basis points	15.2%	15.9%	-70 basis points

Operating expenses for the third quarter 2008 increased eleven percent to $79.0 million or 13.6 percent of sales compared to $71.2 million or 13.1 percent of sales for the third quarter of 2007. Operating expenses in absolute dollars and as a percent of sales increased during the 2008 third quarter due to higher selling and marketing expenses primarily from higher advertising and new product introductions, increased research and development expenses related to the Company’s continued emphasis on innovative new product development, and higher general and administrative expenses primarily related to higher performance based incentive compensation expenses due to the Company’s improved financial performance. For the year-to-date 2008 period, operating expenses increased ten percent to $215.9 million compared to $196.4 million for the same period in 2007. As a percentage of sales, operating expenses for the year-to-date period ended September 30, 2008 decreased to 15.2 percent compared to 15.9 percent primarily due greater leverage achieved from the higher sales in the 2008 year-to-date period compared to the same period last year.
Income from financial services:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2008	2007	Change	2008	2007	Change
Equity in earnings of Polaris Acceptance	$1.0	$1.3	-23%	$3.4	$4.0	-15%
Income from Securitization Facility	2.2	2.0	10%	6.8	6.7	2%
Income from HSBC and GE Bank retail credit agreements	0.9	5.2	-83%	5.3	23.0	-77%
Income from other financial services activities	0.4	0.6	-33%	1.7	1.9	-11%

Total income from financial services	$4.5	$9.1	-51%	$17.2	$35.6	-52%

Income from financial services decreased 51 percent to $4.5 million in the 2008 third quarter compared to $9.1 million in the 2007 third quarter. Income from financial services for the year-to-date period ended September 30, 2008 decreased 52 percent to $17.2 million compared to $35.6 million for the same period in 2007. The decrease in financial services income for the quarter and year-to-date periods ended September 30, 2008 is primarily due to the Company’s revolving retail credit provider, HSBC Bank Nevada, National Association (“HSBC”), discontinuing the financing of non-Polaris products at Polaris dealerships in July 2007 and eliminating the volume-based fee income payment to Polaris as of March 1, 2008 (as discussed in more detail in the “Liquidity and Capital Resources” section below).
Interest expense
Interest expense decreased to $2.6 million and $7.8 million for the quarter and year-to-date periods ended September 30, 2008, respectively, compared to $3.7 million and $12.2 million for the same periods last year. The decrease is due to decreased interest rates during the 2008 periods on borrowings under the Company’s bank arrangement.
Gain on sale of manufacturing affiliate shares
Gain on sale of manufacturing affiliate shares was $0.0 million for both the quarter and year-to-date periods ended September 30, 2008 compared to $0.0 million and $6.2 million for the same periods last year. In the first and second quarters of 2007, Polaris sold shares of its KTM investment and recorded a gain on the sale of the investment.
Other expense/income, net
Non-operating other expense/income was $0.3 million of income in the third quarter of 2008 and $1.1 million of income for the year-to-date period ended September 30, 2008 compared to $0.4 million of expense and $3.8 million of income in the same periods last year. The change for the quarter and year-to-date 2008 periods was primarily due to the weakening U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.
Provision for Income taxes
The income tax provision for the 2008 third quarter and year-to-date periods was recorded at a rate of approximately 29.3 percent and 32.9 percent of Polaris’ pre-tax income, respectively, compared to 30.8 percent recorded in the third quarter 2007 and 32.9 percent for the year-to-date 2007 period. The lower income tax rate in the third quarter 2008 is primarily due to favorable income tax events in the third quarter 2008 including the favorable settlement of certain income tax examinations.
Discontinued Operations
The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results have been reported separately as discontinued operations for all periods presented. In 2007 the Company substantially completed the exit of the marine products division, therefore in the quarter and year-to-date periods ended September 30, 2008, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future. The Company’s losses from discontinued operations during the same periods of 2007 were $0.3 million and $0.7 million, net of tax, or less than $0.01 and $.02 per diluted share, respectively, in each such periods.
Reported Net Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions except per share data)	2008	2007	Change	2008	2007	Change
Net Income	$37.7	$38.8	-3%	$81.2	$73.9	10%

Diluted net income per share	$1.13	$1.06	7%	$2.40	$2.02	19%

Reported net income for the third quarter 2008, including each of continuing and discontinued operations was $37.7 million, or $1.13 per diluted share, compared to $38.8 million or $1.06 per diluted share for the third quarter 2007. Reported net income for the nine months ended September 30, 2008, including each of continuing and discontinued operations was $81.2 million or $2.40 per diluted share, compared to $73.9 million, or $2.02 per diluted share for the nine months ended September 30, 2007.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the third quarter and nine months ended September 30, 2008 of 33.3 million shares and 33.9 million shares, respectively, is nine percent and eight percent lower than the comparable periods of 2007, due principally to the share repurchase activity of the Company.
Cash Dividends
Polaris paid a $0.38 per share dividend on August 15, 2008 to shareholders of record on August 1, 2008. On October 23, 2008, the Polaris Board of Directors declared a regular cash dividend of $0.38 per share payable on or about November 17, 2008 to holders of record of such shares at the close of business on November 3, 2008.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following chart summarizes the cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 ($ in millions):

	For the Nine Months Ended September 30,
	2008	2007	Change
Total cash provided by (used for):
Operating activities	$132.3	$148.6	$(16.3)
Investing activities	$(47.3)	$46.7	$(94.0)
Financing activities	$(105.1)	$(127.9)	$22.8

Increase (decrease) in cash and cash equivalents	$(20.1)	$67.4	$(87.5)

For the year-to-date period ended September 30, 2008, Polaris generated net cash from total operating activities of $132.3 million, including net cash from continuing operating activities of $132.3 million compared to net cash from continuing operating activities of $149.4 million in the same period of 2007, a decrease of 11 percent. The $17.1 million decrease in net cash provided by operating activities from continuing operations for the year-to-date 2008 period compared to the same period in 2007 is primarily due to a $7.2 million increase in net income offset by the following changes in working capital:
•
Inventories: Cash used of $22.7 million due to the higher inventory levels as additional inventory was needed to meet the continued sales growth in RANGER™ side-by-side vehicles and the international business.

•
Accrued expenses: Cash used of $26.0 million resulting from a decrease in accrued liabilities primarily due to the timing of payments for dealer holdback and sales promotions and incentive payments in addition to lower warranty accruals due the Company’s continued efforts to improve product quality.

•	Income taxes payable: Cash used of $18.3 million primarily due to higher estimated income tax payments in the first nine months of 2008 compared to the same period last year.

•	Accounts payable: Cash provided of $28.2 million from the timing of payments made for accounts payable for the first nine months of 2008 compared to the same period last year.

•	Trade receivables: Cash provided of $11.7 million due to the timing of collections of the trade receivables.
Investing activities:
Net cash used by investing activities was $47.3 million for the 2008 year-to-date period compared to cash provided of $46.7 million for the same period in 2007. The primary use of cash for the first nine months of 2008 was the investment of $58.9 million for capital expenditures. During the first nine months of 2007, the Company received $77.1 million in proceeds from the sale of KTM shares, and used $44.7 million for capital expenditures.
Financing activities:
Net cash used for financing activities was $105.0 million for the 2008 year-to-date period compared to $128.0 million in the same period in 2007. 2008 Year-to-date in, the Company used cash for financing activities to pay cash dividends of $37.4 million and repurchase shares of common stock for $102.9 million. In 2007, the Company used cash for financing activities to pay cash dividends of $36.0 million, pay down debt of $50.0 million and repurchase shares of common stock for $51.5 million.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 2.99 percent at September 30, 2008). At September 30, 2008, Polaris had total outstanding borrowings under the agreement of $220.0 million. The Company’s debt to total capital ratio was 61 percent at September 30, 2008 and 52 percent at September 30, 2007.
The following table summarizes the Company’s significant future contractual obligations at September 30, 2008 (in millions):

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Revolving loan facility	$20.0	—	—	$20.0	—
Term loan	200.0	—	—	200.0	—
Interest expense under term loan and swap agreements	19.7	$6.5	$12.0	1.2	—
Engine purchase commitments	10.9	8.3	2.6	—	—
Operating leases	6.8	3.0	2.7	1.1	—
Capital leases	0.1	0.1	—	—	—

Total	$257.5	$17.9	$17.3	$222.3	—

During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to fix the interest rate at 4.65 percent for $25.0 million of borrowings through December 2008 and 4.42 percent for an additional $25.0 million of borrowings through December 2009. In October 2008, Polaris entered into an interest rate swap agreement to fix the interest rate at 3.19 percent for an additional $25.0 million of borrowings through October 2010.
Additionally, at September 30, 2008, Polaris had letters of credit outstanding of $6.5 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 33.5 million shares have been repurchased cumulatively from 1996 through September 30, 2008. The share repurchase activity had a positive impact on earnings per share of approximately $0.07 per diluted share for the third quarter 2008 and $0.11 per diluted share for the 2008 year-to-date period. The Company has authorization from its Board of Directors to repurchase up to an additional 4.0 million shares of Polaris stock as of September 30, 2008. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules and will be dependent on management’s assessment of market conditions.
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
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF.
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at September 30, 2008 was $45.5 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2008, the potential 15 percent aggregate repurchase obligation is approximately $109.3 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At September 30, 2008, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $672.8 million, a three percent decrease from $696.6 million at September 30, 2007. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank currently makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. The agreement provides for income to be paid to Polaris based on a percentage of the volume of sales generated pursuant to the program.
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. The Company also encouraged its dealers to increase utilization of the installment retail credit agreement between the Company and GE Bank. Additionally, the Company initiated legal action against HSBC alleging, among other things, breach of contract. The Company and HSBC have recently reached an amicable settlement in the case and have agreed to dismiss the lawsuit. The settlement will not result in a financial payment to Polaris. Management currently anticipates that the elimination of the volume based fee by Polaris will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010. Management currently anticipates that the income generated from these retail credit arrangements during 2008, which is reported by the Company as a component of income from financial services, will be significantly less than the $28.2 million reported for 2007 and that income generated from the HSBC and GE Bank retail credit agreements for full year 2008 will be approximately $6.0 million to $7.0 million.
In 2005 Polaris invested in Austrian motorcycle manufacturer KTM by purchasing a 25 percent interest in that company from a third party for $85.4 million including transaction costs. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM at a purchase price of $77.1 million which was completed in two transactions during the first half of 2007. For the year-to-date period ended September 30, 2008 the gain on sale of manufacturing affiliate shares was $0.0 million compared to $6.2 million for the same period last year. The gain in the year-to-date period in 2007 was related to the sale of a portion of the KTM shares that occurred in the first and second quarters of 2007. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.
During calendar year 2007, purchases totaling eight percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year-to-date periods ended September 30, 2008 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2007. At September 30, 2008 Polaris had no open Japanese yen foreign exchange hedging contracts in place. In view of current exchange rates Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the remainder of 2008 when compared to the same period in the prior year.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in slightly higher sales and gross margin levels in the third quarter ended September 30, 2008 when compared to the same period in 2007. At September 30, 2008 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the fourth quarter 2008 with notional amounts totaling $36.8 million with an average rate of approximately 0.98 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a slightly positive impact on net income for the hedged period of 2008 when compared to the same period in the prior year.
Polaris operates in various countries in Europe through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in transactions denominated in Euros and other local currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the third quarter of 2008 when compared to the same period in 2007. Polaris currently does not have any Euro currency hedging contracts in place for the balance of 2008.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Throughout 2007 and the first nine months of 2008 the Company experienced commodity price increases with some of these key raw materials and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2008 there were no derivative contracts in place for key commodities or raw materials. In October 2008, the Company entered into a derivative contract to hedge a portion of the exposure to commodity risk for diesel fuel in 2009. The total amount of hedges is not expected to have a material impact on the financial position of the Company.
Significant Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of its critical accounting policies.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard for financial assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.. SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of SFAS No. 159 to any financial assets or liabilities.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion on the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2007 Annual Report on Form10-K.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail credit markets and relationships with HSBC and GE Bank; and overall economic conditions, including inflation and consumer confidence and spending.

Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings — During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 agreement with the Company to provide revolving credit to purchasers of Polaris products was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. The Company believed it had no contractual obligation to forgo receipt of the volume based fee and in order to protect its rights under the 2005 contract, the Company filed a complaint against HSBC on April 3, 2008 in the United States District Court for the Northern District of Illinois, Eastern Division, seeking damages arising from HSBC’s breach of the 2005 agreement. The Company and HSBC have recently reached an amicable settlement in the case and the parties have filed a joint Stipulation for Dismissal with the Court to dismiss the lawsuit. The settlement will not result in a financial payment to Polaris. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
July 1 — 31, 2008	200,000	$44.22	200,000	4,161,000
August 1 — 31, 2008	180,000	45.37	180,000	3,981,000
September 1 — 30, 2008	0		0	3,981,000

Total	380,000	$44.78	380,000	3,981,000

(1)
Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 33.5 million shares have been repurchased through September 30, 2008. This Program does not have an expiration date.

Item 6 — Exhibits
(a) Exhibits
Exhibit 10.a — Employment Letter Agreement between the Company and Scott W. Wine dated July 28, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.
Exhibit 10.b — Form of Severance Agreement between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.
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

POLARIS INDUSTRIES INC. (Registrant)
Date: November 7, 2008	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)