Form 10-K
period 2008-12-31
POLARIS INDUSTRIES INC/MN
filed 2009-03-02
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 001-11411

POLARIS INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
2100 Highway 55, Medina MN	55340
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $562,679,246 as of February 17, 2009, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 17, 2009, 32,258,762 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2008 (the “2008 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 30, 2009 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2009 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2008 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Polaris Industries Inc. (the “Company” or “Polaris”), a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The term “Polaris” as used herein refers to the business and operations of the Company, its subsidiaries and its predecessors which began doing business in the early 1950’s. Polaris designs, engineers and manufactures off-road vehicles (“ORV”) which includes all terrain vehicles (“ATV”) and side-by-side vehicles for recreational and utility use, snowmobiles, and motorcycles and markets them, together with related replacement parts, garments and accessories (“PG&A”) through dealers and distributors principally located in the United States, Canada and Europe. Sales of ORVs, snowmobiles, motorcycles, and PG&A accounted for the following approximate percentages of Polaris’ sales for the years ended December 31:

	ORVs	Snowmobiles	Motorcycles	PG&A

2008	67%	10%	5%	18%
2007	67%	10%	6%	17%
2006	67%	10%	7%	16%

The Company discontinued the manufacture of marine products effective September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.

Industry Background

Off-road Vehicles (ORVs).  Off-road vehicles include both core ATVs and RANGERtm side-by-side vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. Side-by-side vehicles are multi-passenger off-road, all terrain vehicles that can carry up to six passengers in addition to cargo. ORVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (“BRP”) entered in 1998. KTM Power Sports AG (“KTM”) entered the market in 2007. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which no industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The industry grew each year in North America from 1990 until 2005. The market declined in 2006, 2007 and 2008, primarily due to weak overall economic conditions. Internationally, similar ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. Polaris estimates that during the calendar year 2008 world-wide industry sales declined 31 percent from 2007 levels with approximately 665,000 core ATVs sold worldwide.

Polaris estimates that the side-by-side vehicle market sales grew approximately four percent during the calendar year 2008 over 2007 levels with an estimated 290,000 side-by-side vehicles sold worldwide. The main competitors for the RANGERtm side-by-side vehicles are John Deere, Kawasaki, Yamaha, Arctic Cat, Kubota and Honda.

Polaris estimates that during calendar year 2008 the ORV industry sales, which includes core ATVs and side-by-side vehicles, decreased 24 percent from 2007 levels with approximately 955,000 units sold worldwide.

Snowmobiles.  In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. Polaris estimates that during the season ended March 31, 2008, industry sales of snowmobiles on a worldwide basis were approximately 164,000 units, up two percent from the previous season.

Motorcycles.  Heavyweight motorcycles are over the road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles.

Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1996 to 2006, however the motorcycle industry declined in 2007 and 2008 due to weak overall economic conditions. Polaris entered the touring segment in 2000. Polaris estimates that the 1,400cc and above cruiser and touring market segments combined, declined nine percent in 2008 compared to 2007 levels with approximately 254,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include BMW, Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

Products

Off-road Vehicles.  Polaris entered the ORV market in the spring of 1985 with an ATV. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. Polaris’ line of ATVs, consisting of thirty models, includes two and four-wheel drive general purpose, sport and side-by-side models, with 2009 model year suggested United States retail prices ranging from approximately $2,000 to $13,000. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris also introduced a six-wheel off-road ATV utility vehicle and the Polaris RANGERtm, an off-road side-by-side utility vehicle. In 2001, Polaris expanded its side-by-side line, the Polaris Professional Series (“PPS”), with a third party sourced all surface loader product as well as a 4X4 and 6X6 ATV (ATV Pro), which were modifications of existing products. In 2004, the PPS line was phased out and the RANGERtm line expanded to meet both the commercial and recreational customer. In 2007, Polaris introduced its first recreational side-by-side vehicle, the RANGER RZRtm and the Company’s first six-passenger side-by-side vehicle, the RANGER Crewtm. Additionally, in 2007, the Company introduced military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications.

Most of Polaris’ ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand all-wheel drive provides industry leading traction performance and ride quality thanks to its patented on demand, easy shift on-the-fly design. Polaris’ ORVs have four-cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI. In 2005, Polaris introduced the industry’s first independent rear suspension on a sport ATV named the Outlawtm. In 2007, Polaris introduced the RANGER RZRtm, a big bore recreational side-by-side model, and two military vehicles equipped with engines that operate on JP8 militarized fuel. In 2008, Polaris celebrated the 1 millionth unit sale of its Sportsman ATV family, which has been the industry leading big bore ATV for 13 years, by introducing the new Sportsman XP, a reengineered Sportsman from top to bottom. In 2008, Polaris also introduced an extension of its recreational side-by-side vehicle with the introduction of the RANGER RZR Stm.

Snowmobiles.  Polaris produces a full line of snowmobiles, consisting of thirty-three models, ranging from youth models to utility and economy models to performance and competition models. The 2009 model year suggested United States retail prices range from approximately $2,300 to $11,200. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles.

Motorcycles.  In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the Victory® brand name. Polaris’ 2008 model year line of motorcycles consists of eleven models including its first luxury touring models, the Victory Vision Streettm and Victory Vision Tourtm. Suggested United States retail prices for the 2009 model year Victory motorcycles ranged from approximately $13,800 to $29,000.

Parts, Garments and Accessories.  Polaris produces or supplies a variety of replacement parts and accessories for its ORVs, snowmobiles, motorcycles and personal watercraft. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, leathers and hats for its snowmobile, ORV, and motorcycle lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.

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

Manufacturing and Distribution Operations

Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facilities in Spirit Lake, Iowa and Osceola, Wisconsin. Since snowmobiles, ORVs and motorcycles incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including plastic injection molding, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Polaris manufactures a number of other components for its snowmobiles, ORVs, and motorcycles. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the products, since many employees own snowmobiles, ORVs, and motorcycles. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1994, Polaris acquired a manufacturing facility in Spirit Lake, Iowa in order to expand the assembly capacity of the Company. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping are conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In early 2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which resulted in increased capacity and enhanced production flexibility.

Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of Polaris’ two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be excellent. If, however, Fuji terminated its relationship, interruption in the supply of engines would adversely affect Polaris’ production pending the continued development of substitute supply arrangements.

In addition, Polaris entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, Polaris made an investment for a 40% ownership position in Robin, which builds engines in the United States for recreational and industrial products. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the Robin agreement.

Polaris has been designing and producing its own engines for select models of snowmobiles since 1995 and for all Victory motorcycles since 1998, and for select ORV models since 2001.

In 2000, Polaris entered into an agreement with a Taiwan manufacturer to co-design, develop and produce youth ATVs. Polaris expanded the agreement with the Taiwan manufacturer in 2004 to include the design, development and production of value-priced smaller adult ATV models and in 2008 to include a youth side-by-side vehicle, the RANGER RZR 170. In 2002, Polaris entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for snowmobiles. In 2006, Polaris entered into a long term supply agreement with KTM Power Sports AG (“KTM”) whereby KTM supplies four-stroke engines for use in certain Polaris ATVs.

Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components that it generally obtains from limited sources.

Contract carriers ship Polaris’ products from its manufacturing and distribution facilities to its customers.

Polaris maintains distribution facilities in Vermillion, South Dakota; Passy, France; Askim, Norway; Ostersund, Sweden; Birmingham, United Kingdom; Griesheim, Germany; Barcelona, Spain and Ballarat, Victoria, Australia. These facilities distribute PG&A products to our North American dealers and international dealers and distributors.

Production Scheduling

Polaris’ products are produced and delivered throughout the year. Orders for ORVs are placed by the dealers and distributors periodically throughout the year. Delivery of snowmobiles to consumers begins in autumn and continues during the winter season. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. Units are built to order each year subject to fluctuations in market conditions and supplier lead times. In addition, non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. Retail sales activity at the dealer level is monitored by Polaris for snowmobiles, ORVs, and motorcycles and incorporated into each product’s production scheduling. Beginning in 2008, Polaris began testing a new dealer ordering process called Maximum Velocity Program (MVP) with select dealers in North America. Under MVP, dealers place ORV orders in approximately two week intervals driven by retail sales trends at the respective dealer. If successful, the new MVP process will be rolled out to additional dealers over the next several years.

Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. Since 1993, Polaris has manufactured ORVs year round. Victory motorcycle manufacturing began in 1998 and continues year round. Polaris has the ability to alternate production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

Polaris products are sold through a network of 1,500 independent dealers in North America, and through seven subsidiaries and 43 distributors in approximately 130 countries outside of North America.

Polaris sells its snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of Polaris snowmobiles also distribute Polaris’ ORVs. At the end of 2008, approximately 700 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike its primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, Polaris also sells its ORVs through lawn and garden and farm implement dealers.

With the exception of France, Great Britain, Sweden, Norway, Australia, New Zealand, Germany and Spain, sales of Polaris’ products in Europe and other offshore markets are handled through independent distributors. In 1999, Polaris acquired certain assets of its distributor in Australia and New Zealand and now distributes its products to its dealer network in those countries through a wholly-owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products to its dealer network in France through a wholly-owned subsidiary. In 2002, Polaris acquired certain assets of its distributors in Great Britain, Sweden and Norway and now distributes its products to its dealer networks in Great Britain, Sweden and Norway through wholly-owned subsidiaries. During 2007, Polaris established a wholly-owned subsidiary in Germany and now distributes its products directly to its dealer network in Germany. In 2008, Polaris established a wholly-owned subsidiary in Spain and now distributes its products directly to its dealer network in Spain. See Notes 1 and 10 of Notes to Consolidated Financial Statements for a discussion of international operations.

Victory motorcycles are distributed directly through authorized Victory dealers. Polaris has a high quality dealer network for its other product lines from which many of the approximately 315 current North American Victory dealers were selected. In 2008 Polaris expanded into Australia with one company owned retail store and expects to further expand its Victory dealer network over the next few years in North America and internationally.

Dealers and distributors sell Polaris’ products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. Polaris believes a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary.

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

Polaris has arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, Great Britain, Spain, Ireland, New Zealand, Norway and Sweden) to provide floor plan financing for its dealers. Substantially all of Polaris’ North American sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In October 2001 Household Bank (SB), N.A. (“Household”) and a wholly-owned subsidiary of Polaris entered into a Revolving Program Agreement to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris agreed to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Additionally, the Company initiated legal action against HSBC alleging, among other things, breach of contract. The Company and HSBC reached an amicable settlement in the case and have agreed to dismiss the lawsuit. The settlement will not result in a financial payment to Polaris. Management anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pusuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products.

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

Polaris expended approximately $137.0 million for sales and marketing in 2008, $123.9 million in 2007, and $108.9 million in 2006.

Engineering, Research and Development, and New Product Introduction

Polaris employs approximately 400 persons primarily in its Roseau and Wyoming, Minnesota facilities, who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system to ORVs and the use of electronic fuel injection for ORVs.

Polaris utilizes internal combustion engine testing facilities to design and optimize engine configurations for its products. Polaris utilizes specialized facilities for matching engine, exhaust system and clutch performance parameters in its products to achieve desired fuel consumption, power output, noise level and other objectives. Polaris’ engineering department is equipped to make small quantities of new product prototypes for testing by

Polaris’ testing teams and for the planning of manufacturing procedures. In addition, Polaris maintains numerous test facilities where each of the products is extensively tested under actual use conditions. In 2005, Polaris completed construction of its 127,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for Polaris’ line of engines and powertrains, ORVs and Victory motorcycles. Total cost of the facility was approximately $35 million.

Polaris expended for research and development approximately $77.5 million in 2008, $73.6 million in 2007, and $73.9 million in 2006.

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

Competition

The ORV, snowmobile and motorcycle vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.

Management believes Polaris’ products are competitively priced and Polaris’ sales and marketing support programs for dealers are comparable to those provided by its competitors. Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

Safety regulation.  The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of Polaris products. The federal government is the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs, snowmobiles and off-road side-by-side vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to on-road motorcycles.

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

In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs in the United States to comply with the ANSI/SVIA safety standards which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect. Polaris currently complies with the ANSI/SVIA standard and has had an action plan filed with the CPSC since 1998 when the Consent Decree expired so it does not believe the new law will negatively affect its business.

The Act also includes provisions which limit the amount of lead paint and lead content that can in exist in the ATVs, off-road side-by-side and snowmobiles Polaris sells for children twelve years of age and younger. Under the law, products that have lead in excess of these limits may not be sold in the United States starting February 10, 2009. Polaris is currently conducting testing to determine the level of lead existing in these children’s products. Polaris, along with others in the recreational products industry, has also filed a petition for exclusion with the CPSC which, if approved, will exempt certain metal alloys and battery terminals from the requirements of the law. Polaris does not believe any of its children’s products present a harmful risk of lead exposure but until its testing is complete, or an exclusion is granted by the CPSC, Polaris and its dealers will be restricted from selling some of its children’s product in the United States. Polaris does not believe that this restriction has had or will have a material adverse effect on Polaris or negatively impact its business to any greater degree than those of its competitors who sell children’s products in the United States.

Polaris is a member of the International Snowmobile Manufacturers Association (“ISMA”), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. ISMA members include all of the major snowmobile manufacturers. The ISMA members are also members of the Snowmobile Safety and Certification Committee, which promulgated voluntary sound and safety standards for snowmobiles that have been adopted as regulations in some U.S. states and in Canada. These standards require testing and evaluation by an independent testing laboratory. Polaris believes that its snowmobiles have always complied with safety standards relevant to snowmobiles.

Victory motorcycles are subject to federal vehicle safety standards administered by NHTSA. Victory motorcycles are also subject to various state vehicle safety standards. Polaris believes that its motorcycles have always complied with safety standards relevant to motorcycles.

Polaris products are also subject to international standards related to safety in places where it sells its products outside the United States. Polaris believes that its Victory motorcycles, ATVs, off-road side-by-side vehicles and snowmobiles have always complied with applicable safety standards in the United States and internationally.

Emissions.  The federal Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have adopted emissions regulations applicable to Polaris products.

CARB has emission regulations for ATVs and off-road side-by-side vehicles which the Company already meets. In October 2002, the EPA established new corporate average emission standards effective for model years 2006 through 2012 for non-road recreational vehicles including ATVs, off road side-by-side vehicles and snowmobiles. The Company has developed engine and emission technologies along with its existing technology base to meet current and future requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines that meet emission requirements for certain snowmobile models. In 2008, the EPA modified the snowmobile emission standards for model year 2012 and the Company has developed engine and emission technologies to meet these requirements nationwide by 2012. The EPA announced its intention to issue a future rulemaking on snowmobiles in or around 2010 and any emission standards under this rule would become effective after 2012.

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

Polaris believes that its Victory motorcycles, ATVs, off-road side-by-side vehicles and snowmobiles have always complied with applicable emission standards and related regulations in the United States and internationally. Polaris is unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and its business. Polaris is currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.

Use regulation.  State and federal laws and regulations have been promulgated or are under consideration relating to the use or manner of use of Polaris’ products. Some states and localities have adopted, or are considering the adoption of, legislation and local ordinances which restrict the use of ATVs, snowmobiles and off-road side-by-side vehicles to specified hours and locations. The federal government also has restricted the use of ATVs, snowmobiles and side-by-side vehicles in some national parks and federal lands. In several instances this restriction has been a ban on the recreational use of these vehicles.

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

Employment

Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2008, Polaris employed an average of approximately 3,300 persons. Approximately 1,250 of its employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.

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

Forward-Looking Statements

This 2008 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A — Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that the Company may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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

Polaris products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. federal government and individual states as well as international regulatory authorities. Although Polaris believes that its snowmobiles, ORVs, and motorcycles have always complied with applicable vehicle safety and emissions standards and related regulations, there can be no assurance that future regulations will not require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although Polaris is unable to predict the ultimate impact of adopted or proposed regulations on its business and operating results, Polaris believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris products are also subject to laws and regulations that restrict the use or manner of use during certain hours and locations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of its products and how to protect the environment.

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

Polaris had a product liability reserve accrual on its balance sheet of $11.1 million at December 31, 2008 for the possible payment of pending claims related to continuing operations and $1.9 million for discontinued operations for product liability, regulatory and other legal costs related to marine products. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985 or motorcycles and side-by-side vehicles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on the results of operations.

Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Although Polaris employs quality control procedures, sometimes a product is distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements.

Changing weather conditions may reduce demand and negatively impact net sales of certain Polaris products.

Lack of snowfall in any year in any particular geographic region may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Business — Production Scheduling”) and facilitate the transfer of dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of ORVs, snowmobiles, motorcycles, or PG&A.

Polaris faces intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact Polaris’ business and operating results.

The snowmobile, ORV and motorcycle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris. In addition, Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications. Although Polaris has been able to effectively compete with its numerous competitors, failure to do so could have a material adverse effect on future business performance.

Termination or interruption of informal supply arrangements could have a material adverse effect on the Company’s business or results of operations.

Pursuant to informal agreements between Polaris and Fuji in Japan, Fuji was the sole manufacturer of Polaris two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985. Such engines are developed by Fuji to the specific requirements of Polaris.

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

The changing relationships of primarily the U.S. dollar to the Canadian dollar, the Euro and the Japanese yen have from time to time had a negative impact on results of operations. While Polaris actively manages the exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Polaris’ business may be sensitive to economic conditions that impact consumer spending.

Polaris’ results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future weakening of economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect Polaris’ sales growth and profitability.

Polaris depends on dealers, suppliers, financing sources and other strategic partners who may be sensitive to economic conditions that could affect their businesses in a manner that adversely affects the relationship with Polaris.

The Company distributes its products through numerous dealers and distributors, sources component parts and raw materials through numerous suppliers and has relationships with a limited number of sources of product financing for its dealers and consumers. The Company’s sales growth and profitability could be adversely affected if a further deterioration of economic or business conditions results in a weakening of the financial condition of a material number of the Company’s dealers and distributors, suppliers or financing sources or if uncertainty about the economy or the demand for the Company’s products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with the Company.

Retail credit market deterioration and volatility may restrict the ability of Polaris’ retail customers to finance the purchase of Polaris products and adversely affect Polaris’ income from financial services.

The Company has arrangements with each of HSBC and GE Bank to make retail financing available to consumers who purchase Polaris products in the United States. During 2008 consumers financed approximately 39 percent of the Polaris vehicles sold in the United States through the HSBC revolving retail credit and GE Bank installment retail credit programs. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had previously been available to Polaris customers. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007 resulting in a significant decline in the income from financial services reported by Polaris in the second half of 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris agreed to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Management anticipates that the elimination of the volume based fee will continue and that

HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products.

The following additional factors that could have a negative effect on the future financial performance of Polaris and its common stock are discussed in the section entitled “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report:

•	Higher dealer and factory inventories/lower shipments

•	Higher commodity and transportation costs, particularly energy-related costs resulting from natural disasters

•	Higher promotional incentives and floor plan financing costs

•	Increases in the cost and availability of certain raw materials, including aluminum, steel and plastic resins

•	Effects from the relationship with KTM related to the engine supply agreement

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following sets forth the Company’s material facilities as of December 31, 2008.

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	258,000
Spirit Lake, Iowa	Warehouse	Leased	90,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing and R&D	Owned	635,000
Roseau, Minnesota	Injection Molding manufacturing	Owned	76,800
Roseau, Minnesota	Warehouse (various locations)	Leased	39,600
Vermillion, South Dakota	Distribution Center	Owned	385,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	188,800
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
Ballarat, Victoria, Australia	Office and Distribution facility	Leased	9,200
Winnipeg, Manitoba, Canada	Office and Distribution facility	Leased	31,000
Passy, France	Office and Distribution facility	Leased	10,000
Askim, Norway	Office and Distribution facility	Leased	10,800
Ostersund, Sweden	Office and Distribution facility	Leased	14,300
Birmingham, United Kingdom	Office and Distribution facility	Leased	6,500
Griesheim, Germany	Office and Distribution facility	Leased	3,200
Wyoming, Minnesota	Research and Development facility	Owned	127,000
Eagan, Minnesota	Wholegoods Distribution	Leased	35,000
Brooklyn Park, Minnesota	Wholegoods Distribution	Leased	25,000
E. Syracuse, New York	Wholegoods Distribution	Leased	40,000
Ontario, California	Wholegoods Distribution	Leased	112,000
Nashville, Tennessee	Wholegoods Distribution	Leased	37,500
Irving, Texas	Wholegoods Distribution	Leased	46,300
Spencer, Iowa	Wholegoods Distribution	Leased	45,000
Tacoma, Washington	Wholegoods Distribution	Leased	15,000
Melbourne Australia	Retail store	Leased	9,600
Barcelona, Spain	Office and Distribution facility	Leased	4,300

Polaris owns substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of its products. Polaris makes ongoing capital investments in its facilities. These investments have increased production capacity for ORVs, snowmobiles and motorcycles. The Company believes Polaris’ manufacturing and distribution facilities are adequate in size and suitable for its present manufacturing and distribution needs.

Item 3.	Legal Proceedings

Pursuant to the joint Stipulation for Dismissal filed by the Company and HSBC on November 6, 2008 with the United States District Court for the Northern District of Illinois, Eastern Division, the parties requested that the action be dismissed with prejudice and that each party bear its own costs and attorneys’ fees. The Court granted this request by entry of an Agreed Order on November 12, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

Set forth below are the names of the executive officers of the Company as of February 17, 2009, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Scott W. Wine	41	Chief Executive Officer
Bennett J. Morgan	45	President and Chief Operating Officer
Jeffrey A. Bjorkman	49	Vice President — Operations
Mark E. Blackwell	55	Vice President — Victory Motorcycles
John B. Corness	54	Vice President — Human Resources
Michael D. Dougherty	41	Vice President — Global New Market Development
William C. Fisher	54	Vice President and Chief Information Officer
Matthew J. Homan	37	Vice President — Off-Road Vehicle Division
Michael P. Jonikas	48	Vice President — Sales and Marketing
David C. Longren	50	Vice President and Chief Technical Officer
Michael W. Malone	50	Vice President — Finance, Chief Financial Officer and Secretary
Mary P. McConnell	56	Vice President — General Counsel and Compliance Officer
Scott A. Swenson	45	Vice President — Snowmobile and PG&A Divisions

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms with the exception of Mr. Bjorkman who has a letter agreement with the Company providing that he will continue to serve as Vice President — Operations of the Company until the earlier of the appointment of his successor or May 1, 2009 and that he will thereafter serve as Senior Operations Advisor until January 31, 2010. Each of Messrs. Wine and Morgan has an employment agreement with no expiration date. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Wine joined Polaris Industries Inc. as Chief Executive Officer on September 1, 2008. Prior to joining Polaris, Mr. Wine was President of Fire Safety Americas, a division of United Technologies from 2007 to August 2008. Prior to that, Mr. Wine held senior leadership positions at Danaher Corp. in the United States and Europe from 2003 to 2007, including President of its Jacob Vehicle Systems and Veeder-Roots subsidiaries, and Vice President and General Manger, Manufacturing Programs in Europe. From 1996 to 2003, Mr. Wine held a number of operations and executive posts, both international and domestic with Allied Signal Corporations’ Aerospace Division.

Mr. Morgan has been President and Chief Operating Officer of the Company since April 2005; prior to that he was Vice President and General Manager of the ATV Division of Polaris. Prior to managing the ATV Division, Mr. Morgan was General Manager of the PG&A Division for Polaris from 1997 to 2001. He joined Polaris in 1987 and spent his early career in various product development, marketing and operations management positions of increasing responsibility.

Mr. Bjorkman has been Vice President — Operations of the Company since July 2000. Mr. Bjorkman had been Vice President — Manufacturing since January 1995, and prior to that held positions of Plant Manager and Manufacturing Engineering Manager. Prior to joining Polaris in July 1990, Mr. Bjorkman was employed by General Motors Corporation in various management positions for nine years. In January 2009, Mr. Bjorkman announced that he will be stepping down as Vice President — Operations upon the earlier of the appointment of his successor or May 1, 2009.

Mr. Blackwell has been Vice President — Victory Motorcycles since October 2005, and was also Vice President — International Operations from October 2005 to December 2008. Mr. Blackwell joined Polaris in September 2000 as General Manager for Victory Motorcycles. Mr. Blackwell has over 30 years of progressive experience in the powersports industry, beginning in retail and working through a variety of assignments at the distributor and manufacturer levels for Japanese, European and American companies.

Mr. Corness has been Vice President — Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

Mr. Dougherty is Vice President — Global New Market Development as of December 2008. Prior to this, Mr. Dougherty was Vice President and General Manager of the ATV Division since November 2007, and was General Manager of the ATV Division since April 2005. In 1998, Mr. Dougherty joined Polaris as the International Sales Manager for Europe, Mid East and Africa. In 2002, Mr. Dougherty accepted the position of General Manager, International Operations. Prior to Polaris, he was employed at Trident Medical International, a trading company.

Mr. Fisher has been Vice President and Chief Information Officer since November 2007, and has been Chief Information Officer since July 1999. He has also served as General Manager of Service overseeing all technical, dealer, and consumer service operations since 2005. Prior to joining Polaris, Mr. Fisher was employed by MTS Systems for 15 years in various positions in information services, software engineering, control product development, and general management. Before that time, Mr. Fisher worked as a civil engineer for Anderson-Nichols and he later joined Autocon Industries, where he developed process control software.

Mr. Homan has been Vice President — Off-Road Vehicle Division since December 2008. Prior to this, Mr. Homan was Vice President and General Manager of the Side-by-Side Division since August 2008, General Manager of the Side-by-Side Division since December 2005, and was Director of Marketing for the All-Terrain Vehicle Division since joining Polaris in 2002. Prior to working at Polaris, Mr. Homan spent nearly seven years at General Mills working in various marketing and brand management positions.

Mr. Jonikas has been Vice President — Sales and Marketing since November 2007, and was the General Manager of Sales and Marketing since April 2005. Mr. Jonikas joined Polaris Industries in May 2000 as Director of Marketing and Product Management for the ATV Division. In 2003 he was promoted to General Manager of the side-by-side vehicle product line. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills in numerous general management positions.

Mr. Longren has been Vice President and Chief Technical Officer since November 2007, and has been the Chief Technical Officer since May 2006. Mr. Longren joined Polaris in January 2003 as the Director of Engineering for the ATV Division. Prior to joining Polaris, Mr. Longren was a Vice President in the Weapons Systems Division of Alliant Tech System and Vice President, Engineering and Marketing at Blount Spotting Equipment Group.

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

Ms. McConnell has been Vice President — General Counsel since March 2003, and has been the Compliance Officer since 2006. Just prior to joining Polaris, Ms. McConnell was General Counsel for the Control Products Division of Honeywell. From 1995 to 2002, Ms. McConnell was the Senior Vice President, General Counsel and Secretary of Genmar Holdings, Inc. Before that time, Ms. McConnell was a partner with the law firm of Lindquist & Vennum, and held various positions with the Dakota County Attorneys’ Office and the U.S. Corps of Engineers.

Mr. Swenson has been Vice President — Snowmobile and PG&A Divisions since November 2007. Prior to his current position, Mr. Swenson was General Manager of the Snowmobile Division since April 2006 and General Manager of the PG&A Division beginning in May 2001. In 1998 Mr. Swenson joined Polaris as Assistant Treasurer. Prior to joining Polaris, Mr. Swenson was employed in various finance positions at General Electric and Shell Oil Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2008 Annual Report is incorporated herein by reference.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: Russell 2000 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 on January 1, 2004 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Comparison of 5-Year Cumulative Total Return Among
Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Index

	At December 31
	2003	2004	2005	2006	2007	2008

Polaris Industries Inc.	$100	$156.60	$117.94	$113.11	$118.55	$73.82
Recreational Vehicles Index	100	128.84	109.93	137.54	99.25	38.71
Russell 2000 Index	100	118.34	123.72	146.45	147.89	97.92

Assumes $100 Invested on January 1, 2004
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2008

Source: Morningstar, Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Polaris during the fourth quarter of the fiscal year ended December 31, 2008.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares That May
			Shares Purchased as	Yet Be Purchased
	Total Number of	Average Price Paid	Part of Publicly	Under the
Period	Shares Purchased	per Share	Announced Program	Program(1)

October 1 - 31, 2008	0	—	0	3,981,000
November 1 - 30, 2008	1,000	$32.51	1,000	3,980,000
December 1 - 31, 2008	150,000	28.47	150,000	3,830,000

Total	151,000	$28.49	151,000	3,830,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 37.5 million shares of the Company’s common stock (the “Program”) as of December 31, 2008. Of that total, approximately 33.7 million shares have been repurchased cumulatively from 1996 through December 31, 2008.

Item 6.	Selected Financial Data

The information under the caption “11-Year Selected Financial Data” appearing on pages 10 and 11 of the Company’s 2008 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2008, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Executive-Level Overview

The Company delivered record sales and earnings per share in 2008. The Company’s innovative product portfolio, led by the Ranger and RZR side-by-side products, enabled Polaris to deliver six percent sales growth in the United States as well as the Canadian and International businesses each delivering 18 percent sales growth for 2008. Polaris’ side-by-side products performed well, providing a positive sales mix and more than offsetting the steep declines in the core ATV business. The Company experienced sales growth in most product lines in 2008, with the exception of Victory and core ATVs, although even they managed to gain share in a difficult retail environment. Polaris did not entirely escape the weakness in the powersports industry markets in 2008, as noted by a two percent decline in volume for the year. However, Polaris did benefit from a mix shift due to higher sales of side-by-side products, higher PG&A sales and increased pricing, which combined to drive total Company sales up nine percent in 2008 over 2007. In 2008, the Company’s largest division, the off-road vehicle (“ORV”) business, which combines the core ATV and side-by-side businesses into a single division, achieved the #1 market share position in both North America and Europe for the first time.

For the full year ended December 31, 2008, Polaris reported net income from continuing operations of $117.4 million, or $3.50 per diluted share, compared to $112.6 million, or $3.10 per diluted share for the year ended December 31, 2007, representing a 13 percent increase on a per diluted share basis. Sales for the full year 2008 totaled $1,948.3 million, an increase of nine percent compared to sales of $1,780.0 million for the full year 2007.

The Company’s product lines consist of ORVs, snowmobiles, motorcycles and their related parts, garments and accessories (PG&A). ORVs is the largest product line representing 67 percent of Polaris’ sales in 2008, snowmobiles accounted for ten percent of 2008 total sales, Victory motorcycles was five percent and PG&A represented 18 percent of 2008 total Company sales. The Company sells its products through a network of 1,500 dealers in North America and seven subsidiaries and 43 distributors in approximately 130 countries outside of North America. International sales grew 18 percent in 2008 compared to 2007.

During 2008, the Company repurchased and retired 2.5 million shares of its common stock for a total of $107.2 million. Since inception of the share repurchase program in 1996, approximately 33.7 million shares have been repurchased. As of December 31, 2008, the Company has authorization from its Board of Directors to repurchase up to an additional 3.8 million shares of Polaris stock.

On January 22, 2009, the Company announced that its Board of Directors approved a three percent increase in the regular quarterly cash dividend to $0.39 per share per quarter, representing the 14th consecutive year of increased dividends.

Results of Operations

Sales:

Sales were $1,948.3 million for total year 2008, a nine percent increase from $1,780.0 million in sales for the same period in 2007.

The following table is an analysis of the percentage change in total Company sales for 2008 compared to 2007 and 2007 compared to 2006:

	Percent Change in Total Company Sales for the Years Ended December 31
	2008 vs. 2007	2007 vs. 2006

Volume	−2%	2%
Product mix and price	11%	3%
Currency	0%	2%

	9%	7%

Volume for the full year 2008 decreased two percent compared to the same period last year as the Company shipped fewer core ATVs and Victory motorcycles to dealers given the continued weak core ATV industry and heavy weight cruiser and touring segment of the motorcycle industry. The lower shipments of core ATVs and Victory motorcycles during 2008 were partially offset by higher shipments of RANGERtm side-by-side vehicles, snowmobiles and increased PG&A sales. Product mix and price increased for 2008 compared to 2007 primarily due to the positive benefit of a greater number of side-by-side vehicles sold to dealers, which typically have a higher selling price than core ATVs, and select selling price increases on several of the new model year 2009 products.

Volume for the full year 2007 increased two percent compared to 2006 as the Company experienced higher shipments of RANGERtm side-by-side vehicles and increased PG&A sales during 2007 compared to 2006 partially offset by fewer shipments of core ATVs given the continued weak core ATV industry. Product mix and price increased for 2007 compared to 2006 primarily due to the positive benefit of a greater number of side-by-side vehicles sold to dealers, which typically have a higher selling price than core ATVs. Currency rate changes increased sales by two percent for the full year 2007 compared to 2006 due to the positive impact of the Canadian dollar and the Euro.

Total Company sales by product line are as follows:

	For the Year Ended December 31,
					Percent			Percent
		Percent		Percent	Change		Percent	Change
		of Total		of Total	2008 vs.		of Total	2007 vs.
($ in millions)	2008	Sales	2007	Sales	2007	2006	Sales	2006

Off-road Vehicles	$1,305.8	67%	$1,194.6	67%	9%	$1,117.3	67%	7%
Snowmobile	205.3	10%	179.2	10%	15%	156.9	10%	14%
Victory Motorcycles	93.6	5%	113.1	6%	−17%	112.8	7%	0%
PG&A	343.6	18%	293.1	17%	17%	269.5	16%	9%

Total Sales	$1,948.3	100%	$1,780.0	100%	9%	$1,656.5	100%	7%

ORV (off-road vehicles) sales of $1,305.8 million in 2008, which includes both core ATV (all-terrain vehicles) and RANGERtm side-by-side vehicles, increased nine percent from 2007. The increase in sales was due to the Company’s growing side-by-side business with the RANGER RZRtm side-by-side recreation vehicles continuing to sell well along with the RANGER Crewtm six passenger side-by-side utility vehicles and the new RANGER RZR Stm. Additionally, the Company’s newly redesigned RANGERtm utility vehicle for model year 2009, which has a number of new and popular features including improved handling and suspension, a new rider ergonomics package, power steering and a dramatic new design, was well received in 2008. The overall growth in side-by-side vehicles was partially offset by fewer shipments of Polaris core ATVs to North American dealers as they continued to reduce their core ATV inventory levels in a tough economic environment. Although the core ATV market continued to be weak, the Company remained active in new product development with the introduction of an all new Sportsman XP for model year 2009, in both 550cc and 850cc engine displacement sizes. For 2007, sales of ORVs were $1,194.6 million, an increase of seven percent from $1,117.3 million in 2006. This increase reflects the success of the new RANGER RZRtm side-by-side recreation vehicle and the initial success of the new RANGER Crewtm six passenger side-by-side utility vehicle which began shipping late in the fourth quarter 2007. Additionally, the Company continued to experience growth in demand for its base RANGERtm side-by-side utility vehicles during 2007 in an overall side-by-side industry that continued to expand. Core ATV shipments to dealers decreased in 2007, resulting in dealer inventories at year-end finishing at much lower levels than year-end 2006. The Company gained a modest amount of market share in core ATVs despite a declining overall core North American ATV market during each of 2007 and 2008.

Snowmobile sales increased 15 percent to $205.3 million for 2008 compared to 2007. The increase reflects the lower beginning snowmobile dealer inventory levels in 2008 compared to the prior year, good snowfall during last year’s riding season and a benefit of product mix as more higher priced snowmobiles were shipped in 2008 compared to 2007. Sales of snowmobiles of $179.2 million in 2007 were 14 percent higher than $156.9 million in 2006. The increase reflects the impact of significantly reduced beginning snowmobile dealer inventory levels in 2007 compared to the prior year and a return of more normal snowfall levels in North America in the 2007-2008 riding season.

Sales of Victory motorcycles decreased 17 percent during 2008 compared to 2007 to $93.6 million. The decrease is the result of weak North American motorcycle industry retail sales for heavyweight cruiser and touring motorcycles in 2008, which negatively impacted Polaris’ retail and wholesale sales during the year. In 2008, although North American retail sales were down for the overall motorcyle industry and Victory motorcycles, Victory gained market share for the fifth consecutive year. In 2007 sales of Victory motorcycles were $113.1 million compared to $112.8 million in 2006. Victory motorcycle sales to dealers grew less than one percent during 2007 compared to 2006 primarily due to the impact of the slowing overall motorcycle industry during 2007. Although overall motorcycle industry retail sales in North America declined during 2007, Victory continued to increase retail sales to consumers, expand market share and maintain its industry-leading quality position while entering the luxury touring segment of motorcycles in 2007 with the new introduction of the Victory Visiontm.

Parts, Garments, and Accessories (“PG&A”) sales increased 17 percent during 2008 to $343.6 million. The increase in 2008 reflects PG&A related sales growth from all product lines and geographic regions. During 2008, the Company introduced over 260 new accessory items for 2009 model year ATV, side-by-side and Victory motorcycle wholegood products. 2007 sales of PG&A were $293.1 million, an increase of nine percent compared to $269.5 million in 2006. The increase was primarily due to increased shipments of Victory motorcycle and RANGER side-by-side related PG&A. Victory and RANGER related PG&A increased due to the increased sales of these vehicles during 2007 and the introduction of new products, particularly for the new Victory Visiontm and the RANGER RZRtm models.

Sales by geographic region for the 2008, 2007 and 2006 year end periods were as follows:

	For the Year Ended December 31,
					Percent			Percent
		Percent		Percent	Change		Percent	Change
		of Total		of Total	2008 vs.		of Total	2007 vs.
($ in millions)	2008	Sales	2007	Sales	2007	2006	Sales	2006

United States	$1,371.1	70%	$1,291.5	73%	6%	$1,225.6	74%	5%
Canada	273.0	14%	231.0	13%	18%	198.3	12%	16%
Other foreign countries	304.2	16%	257.5	14%	18%	232.6	14%	11%

Total Sales	$1,948.3	100%	$1,780.0	100%	9%	$1,656.5	100%	7%

Significant regional trends were as follows:

United States:

Sales in the United States for 2008 and 2007 increased six percent and five percent, respectively, when compared to the same prior year periods. Lower shipments of core ATVs in the United States for 2008 were more than offset by increased shipments of RANGERtm side-by-side vehicles. The United States represented 70 percent of total Company sales in 2008 compared to 73 percent of total Company sales for 2007 and 74 percent in 2006. The decrease in the percentage of total sales in the United States for the 2008 year is primarily the result of faster growth in the International and Canadian operations compared to the United States where the Company has experienced lower sales of core ATVs due to the continued weak core ATV market in the United States.

Canada:

Canadian sales increased 18 percent and 16 percent for the 2008 and 2007 periods, respectively, as compared to the same prior year periods. Fluctuations in the Canadian currency rate compared to the U.S. dollar accounted for a one percent reduction in sales for 2008 and a six percent increase in sales for 2007, respectively, as compared to the same prior periods. Increased volume was the primary contributor for the remainder of the increase in 2008 and 2007, as the strong Canadian economy contributed to increased core ATV, RANGERtm side-by-side and snowmobile sales.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 18 percent and 11 percent for the 2008 and 2007 periods, respectively, as compared to the same prior year periods. Favorable currency rates accounted for three percent and seven percent of the change for the 2008 and 2007 year periods, respectively, as compared to the same prior year periods. The remainder of the increase was primarily driven by volume gains as the Company increased market share, increased distribution points and in 2008, increased shipments of RANGER RZRtm side-by-side vehicles in markets outside of North America.

Gross Profit:

The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the 2008, 2007 and 2006 year end periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2008	2007	2008 vs. 2007	2006	2007 vs. 2006

Gross profit dollars	$445.7	$393.0	13%	$359.4	9%

Percentage of sales	22.9%	22.1%	+80 basis points	21.7%	+40 basis points

For the full year 2008 gross profit dollars increased 13 percent to $445.7 million compared to 2007. Gross profit, as a percentage of sales, improved 80 basis points to 22.9 percent compared to 22.1 percent for the full year 2007. The increase in the gross profit margin percentage for the full year 2008 was the result of favorable product mix from higher sales of side-by-side vehicles, PG&A and international sales and higher selling prices, offset somewhat by higher commodity and transportation costs during 2008 compared to 2007. Gross profit was $393.0 million in 2007, representing a nine percent increase compared to $359.4 million gross profit in 2006. The gross profit margin percentage was 22.1 percent in 2007, an increase of 40 basis points from 21.7 percent for the full year 2006. The increase was due to a favorable product mix change as the Company sold more side-by-side vehicles, which typically have higher margins, as well as favorable foreign currency fluctuations, offset somewhat by increased promotional and warranty costs.

Operating expenses:

The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for 2008, 2007 and 2006 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2008	2007	2008 vs. 2007	2006	2007 vs. 2006

Selling and marketing	$137.0	$123.9	11%	$108.9	14%
Research and development	77.5	73.6	5%	73.9	(0)%
General and administrative	69.6	64.8	7%	55.6	17%

Total operating expenses	$284.1	$262.3	8%	$238.4	10%

Percentage of sales	14.6%	14.7%	−10 basis points	14.4%	+30 basis points

Operating expenses for 2008 increased eight percent to $284.1 million or 14.6 percent of sales compared to $262.3 million or 14.7 percent of sales for 2007. The increase in operating expenses was primarily due to higher advertising, product launch costs and research and development expenses for several key new product introductions in 2008. Additionally, general and administrative expenses increased in 2008 due to increased performance-based incentive compensation expenses as the Company’s financial performance improved in 2008. Operating expenses in 2007 increased ten percent to $262.3 million from $238.4 million in 2006. Expressed as a percentage of sales, operating expenses increased to 14.7 percent in 2007 from 14.4 percent in 2006. Research and development expenses for 2007 were approximately flat with 2006. Sales and marketing expenses increased 14 percent in 2007 primarily due to increased advertising costs. General and administrative expenses increased 17 percent in 2007 primarily due to more normalized performance-based incentive compensation expenses resulting from improved financial performance during 2007 compared to 2006.

Income from financial services:

The following table reflects the Company’s income from financial services for the 2008, 2007 and 2006 year end periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2008	2007	2008 vs. 2007	2006	2007 vs. 2006

Equity in earnings of Polaris Acceptance	$4.6	$5.3	−13%	$15.9	−67%
Income from Securitization Facility	8.6	8.7	−1%	1.2	625%
Income from HSBC and GE Bank retail credit agreements	5.7	28.2	−80%	27.1	4%
Income from other financial services activities	2.3	3.1	−26%	2.9	7%

Total income from financial services	$21.2	$45.3	−53%	$47.1	−4%

Income from financial services decreased 53 percent to $21.2 million compared to $45.3 million in 2007. The decrease was primarily due to the Company’s revolving retail credit provider, HSBC eliminating the volume-based fee income payment to Polaris as of March 1, 2008. Income from financial services decreased four percent in 2007 to $45.3 million compared to $47.1 million in 2006 resulting from lower wholesale income generated from the combination of Polaris Acceptance and the securitization facility as dealer inventories declined in 2007 compared to 2006. (See the “Liquidity and Capital Resources” section below for additional details).

Interest expense

Interest expense decreased to $9.6 million in 2008 compared to $15.1 million in 2007. The decrease in interest expense is due to lower interest rates on the Company’s bank borrowings during the 2008 period. Interest expense increased to $15.1 million for 2007 compared to $9.8 million in 2006 due to higher debt levels maintained during 2007 related to the accelerated share repurchase transaction completed in December 2006.

Gain on sale of manufacturing affiliate shares

Gain on sale of manufacturing affiliate shares was $0.0 million for 2008, $6.2 million for 2007 and $0.0 for 2006. In the first and second quarters of 2007, Polaris sold shares of its KTM investment and recorded a gain on the sale of the investment.

Other expense (income), net

Non-operating other expense (income) was $4.0 million of income in 2008 compared to $2.7 million of income for 2007. The increase in income for 2008 was primarily due to the weakening U.S. dollar and the resulting effects on Canadian dollar hedging activities and foreign currency transactions related to the foreign subsidiaries. Non-operating other) expense (income) was income of $2.7 million in 2007 compared to income of $1.9 million in 2006, primarily due to the weakening of the U.S. dollar and the resulting effects of foreign currency transactions related to the foreign subsidiaries.

Provision for Income taxes

The Income tax provision for 2008 was recorded at a rate of 33.7 percent of pretax income, similar to the 33.9 percent of pretax income recorded for 2007. The Income tax provision for the full year 2006 was recorded at a rate of 31.1 percent. The higher income tax provision rate in 2007 is primarily due to the resolution of certain tax issues in 2007 compared to more favorable tax events in 2006.

Discontinued Operations

The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results have been reported separately as discontinued operations for all periods presented. In 2007 the Company substantially completed the exit of the marine products division, therefore for 2008, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future. For the year ended December 31, 2007, the loss from discontinued operations was $0.9 million, after tax, or $0.03 per diluted share. During 2006, the Company recorded an additional loss on disposal of discontinued operations of $8.1 million before tax, or $5.4 million after tax, or $0.13 per diluted share. This loss includes the estimated costs required to resolve past and potential future product liability litigation claims and warranty expenses related to marine products.

Effects of Adoption of New Accounting Standard

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

Reported Net Income

The following table reflects the Company’s reported net income for the 2008, 2007 and 2006 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2008	2007	2008 vs. 2007	2006	2007 vs. 2006

Net Income	$117.4	$111.7	5%	$107.0	4%

Diluted net income per share	$3.50	$3.07	14%	$2.58	19%

Reported net income for 2008, including each of continuing and discontinued operations was $117.4 million or $3.50 per diluted share, compared to $111.7 million or $3.07 per diluted share for the same period in 2007. Reported net income for the full year ended December 31, 2006, including each of continuing and discontinued operations, the loss on disposal of discontinued operations and the cumulative effect of adopting SFAS 123(R) was $107.0 million or $2.58 per diluted share.

Weighted Average Shares Outstanding

The weighted average diluted shares outstanding for 2008, 2007 and 2006 were 33.6 million shares, 36.3 million shares and 41.5 million shares, respectively. The decrease in the average diluted shares outstanding for each of the years is due principally to the share repurchase activity of the Company.

Critical Accounting Policies

The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following: revenue recognition, sales promotions and incentives, share-based employee compensation, dealer holdback programs, product warranties and product liability.

Revenue recognition:  Revenues are recognized at the time of shipment to the dealer, distributor or other customers. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program have not been material. However, Polaris has agreed to repurchase products repossessed by the finance companies up to certain limits. Polaris’ financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. Polaris has not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change.

Sales promotions and incentives:  Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2008 and 2007, accrued sales promotions and incentives were $75.2 million and $79.2 million, respectively, reflecting a reduction in units in dealer inventory and an increase in the core ATV and snowmobile sales promotions and incentives cost environment during 2007. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Share-Based Employee Compensation:  In the first quarter 2006 Polaris adopted SFAS 123(R), which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. In accordance with the modified retrospective method, the consolidated financial statements for prior periods have been adjusted to give effect to the adoption of SFAS 123(R). Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s history of dividend payouts.

SFAS 123(R) requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect the Company’s gross margin and operating expenses. The effect of forfeiture adjustments subsequent to the adoption of SFAS 123(R) in the first quarter of 2006 have been immaterial.

Dealer holdback programs:  Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $80.9 million and $83.9 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Product warranties:  Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2008 and 2007, the warranty reserve was $28.6 million and $31.8 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2008 and 2007 the Company had accruals of $11.1 million and $9.3 million, respectively, for the possible payment of pending claims related to continuing operations. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had accruals of $1.9 million and $2.3 million at December 31, 2008 and 2007, respectively, for the possible payment of pending claims related to discontinued operations. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.

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

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The FASB has deferred the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 were required for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect the provisions of FASB 161 to have a material impact on the Company’s consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.

Liquidity and Capital Resources

Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

The following chart summarizes the cash flows from operating, investing and financing activities for the twelve months ended December 31, 2008 and 2007 ($ in millions):

	For the Twelve Months Ended December 31
	2008	2007	Change

Total cash provided by (used for):
Operating activities	$175.7	$210.2	$(34.5)
Investment activities	$(69.7)	$20.4	$(90.1)
Financing activities	$(142.2)	$(186.9)	$44.7

Increase (decrease) in cash and cash equivalents	$(36.2)	$43.7	$(79.9)

For the year-to-date period ended December 31, 2008, Polaris generated net cash from total operating activities of $175.7 million, including net cash from continuing operating activities of $176.2 million compared to net cash from continuing operating activities of $213.2 million in the same period of 2007, a decrease of 17 percent. The $37.0 million decrease in net cash provided by operating activities from continuing operations for the year-to-date 2008 period compared to the same period in 2007 is primarily due to a $5.7 million increase in net income offset by the following changes in working capital:

•	Inventories were a use of cash in 2008 of $4.0 million compared to cash provided of $12.2 million in 2007. The increase in the net cash used of $16.2 million was due to higher factory inventory levels as additional inventory was needed to meet the continued sales growth in RANGERtm side-by-side vehicles and the international business.

•	Accrued expenses were a use of cash in 2008 totaling $7.5 million compared to cash provided of $38.6 million in 2007. The increase in the net cash used of $46.1 million resulted from a decrease in accrued liabilities in 2008 primarily due to lower dealer inventory, lower sales promotions and incentive payments and lower warranty accruals due the Company’s continued efforts to improve product quality.

•	Income taxes payable/receivable was a use of cash in 2008 totaling $9.5 million compared to cash provided of $9.5 million in 2007. The increase in the net cash used of $19.0 million was primarily due to the timing of higher estimated income tax payments in 2008 compared to 2007.

•	Accounts payable provided cash totaling $25.9 million in 2008 compared to cash used of $10.6 million in 2007. The increase in the net cash provided of $36.5 million was from the timing of payments made for accounts payable for 2008 compared to 2007.

•	Trade receivables was a use of cash totaling $15.7 million in 2008 compared to cash used of $19.1 million in 2007. The reduction in the net cash used of $3.4 million was due to the timing of collections of the trade receivables.

Investing activities:

Net cash used by investing activities was $69.7 million for 2008 compared to cash provided of $20.4 million for 2007. The primary use of cash in 2008 was the investment of $76.6 million for capital expenditures. During 2007, the Company received $77.1 million in proceeds from the sale of KTM shares, and used $63.7 million for capital expenditures.

Financing activities:

Net cash used for financing activities was $142.2 million for 2008 compared to $186.9 million in 2007. In 2008, the Company used cash for financing activities to pay cash dividends of $49.6 million and repurchase shares of common stock for $107.2 million. In 2007, the Company used cash for financing activities to pay cash dividends of $47.7 million, reduce borrowings under its credit arrangements of $50.0 million and repurchase shares of common stock for $103.1 million.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured variable interest rate bank lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.77 percent at December 31, 2008). At December 31, 2008, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 59 percent at December 31, 2008 and 54 percent at December 31, 2007. As of December 31, 2008, Polaris had two interest rate swaps outstanding to manage exposures to fluctuations in interest rates. The effect of these agreements was to fix the interest rate at 4.42% for $25 million of borrowings through December 2009 and 3.19% for $25 million of borrowings through October 2010.

The following table summarizes the Company’s significant future contractual obligations at December 31, 2008 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement:
Revolving loan facility	$0.0	—	—	—
Term loan	200.0	—	$200.0	—
Interest expense under term loan and swap agreements	6.6	$3.1	3.5	—
Engine purchase commitments	10.2	10.2	—	—
Operating leases	6.9	3.0	2.5	$1.4
Capital leases	.1	.1	—	—

Total	$223.8	$16.4	$206.0	$1.4

Additionally, at December 31, 2008, Polaris had letters of credit outstanding of $12.4 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $5.1 million.

The Polaris Board of Directors authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock through December 31, 2008. Of that total, approximately 33.7 million shares were repurchased cumulatively from 1996 through December 31, 2008. Polaris paid $107.2 million to repurchase and retire approximately 2.5 million shares during 2008. The share repurchase activity during 2008 had a positive impact on earnings per share of approximately $0.16 per diluted share for the year ended December 31, 2008 before taking into consideration the interest cost of funding the repurchase activity. The Company has authorization from its Board of Directors to repurchase up to an additional 3.8 million shares of Polaris stock at December 31, 2008, which represents approximately 12 percent of the total shares currently outstanding.

Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. During 2006 Polaris modified its agreement with GE Commercial Distribution Finance Corporation (“GECDF”) to finance Polaris’ Canadian dealers’ purchases of PG&A in addition to financing the Canadian dealers’ wholegood purchases. A significant majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2008 and 2007, was approximately $829.1 million and $853.6 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units subject to the annual limitation referred to above.

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GECDF. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2008 and 2007, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $509.0 million and $547.0 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF (which at December 31, 2008 and 2007 was approximately $78.0 million and $66.2 million, respectively). Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2008 and 2007, was $51.6 million and $53.8 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly -owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At December 31, 2008, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $199.0 million, a 16 percent increase from $172.3 million at December 31, 2007. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2008 was $709.7 million, a two percent decrease from $722.8 million at December 31, 2007. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In October 2001 Household and a subsidiary of Polaris entered into a Revolving Program Agreement to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC, formerly known as Household Bank (SB), N.A., under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was $50.0 million at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007 resulting in a significant decline in the income from financial services reported by Polaris in the second half of 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Additionally, the Company initiated legal action against HSBC alleging, among other things, breach of contract. The Company and HSBC reached an amicable settlement in the case and have agreed to dismiss the lawsuit. The settlement will not result in a financial payment to Polaris. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.

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

During 2008 consumers financed approximately 39 percent of Polaris vehicles sold in the United States through the combined HSBC revolving retail credit and GE Bank installment retail credit arrangements, while the volume of revolving and installment credit contracts written in calendar year 2008 was $638.0 million, a 25 percent decrease from 2007. This negative trend combined with the less favorable terms imposed by HSBC discussed above, will likely result in significantly lower income generated from the HSBC and GE Bank retail credit agreements again in 2009.

In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States.

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

Improvements in manufacturing capacity and product development during 2008 included $29.0 million of tooling expenditures for new product development across all product lines. Polaris anticipates that capital expenditures for 2009, including tooling and research and development equipment, will range from $50.0 million to $60.0 million.

Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2009. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates

Commodity inflation has had an impact on the Company’s results of operations in 2008. The changing relationships of the U.S. dollar to the Canadian dollar, Euro and Japanese yen have also had a material impact from time-to-time.

During 2008, purchases totaling seven percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on Polaris’ raw material purchase prices and cost of sales in 2008 had a negative financial impact when compared to the prior year. Polaris had no foreign exchange hedging contracts in place for the Japanese Yen as of December 31, 2008. Polaris anticipates that the yen-dollar exchange rate fluctuation will again have a negative impact on cost of sales during 2009 when compared to 2008.

Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 14 percent of total Polaris sales in 2008. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar strengthened in relation to the Canadian dollar in the latter part of 2008 which resulted in a net negative financial impact on Polaris sales and gross margins for the full year 2008 when compared to 2007. As of December 31, 2008, Polaris had no Canadian dollar hedging contracts in place. In January 2009, Polaris entered into Canadian dollar hedge contracts through June 2009 to hedge approximately 20 percent of the estimated exposure for the first half of 2009. Polaris anticipates that the Canadian dollar exchange rate fluctuation will have a negative impact on sales and gross margins during 2009 when compared to 2008.

During each year Polaris sells its products to certain international distributors and certain Polaris subsidiaries sell to its dealers in Euros. The Company also purchases components from European suppliers in Euros. The Euro-denominated sales and purchases are approximately equal on an annual basis creating a natural hedge for the Euro. At December 31, 2008 the Company had no Euro foreign exchange hedging contracts in place.

In the past, Polaris has been a party to, and in the future may enter into, foreign exchange hedging contracts for the Japanese yen, Euro, and the Canadian dollar to minimize the impact of exchange rate fluctuations within each year. At December 31, 2008, the Company had no foreign hedging contracts outstanding.

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

The Company generally attempts to obtain firm pricing from most of its suppliers for volumes consistent with planned production. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience gross margin declines to the extent it is not able to increase selling prices of its products. During the first three quarters of 2008 the Company experienced commodity price increases with some of its key raw materials although some of the raw materials prices began to decline in the 2008 fourth quarter. During the fourth quarter of 2008, Polaris entered into diesel fuel hedging contracts to hedge approximately 50 percent of the Company’s expected exposure for the first half of 2009. These diesel fuel contracts did not meet the criteria for hedge accounting and the resulting unrealized loss as of December 31, 2008 was $0.6 million pretax, which was included in the consolidated statements of income as a component of cost of sales.

Polaris is a party to a credit agreement with various lenders consisting of a $250 million revolving loan facility and a $200 million term loan. Interest accrues on both the revolving loan and the term loan at variable rates based on LIBOR or “prime.” Additionally, as of December 31, 2008, Polaris is a party to two interest rate swap agreements that lock in a fixed interest rate on a total of $50.0 million of borrowings. The Company is exposed to interest rate changes on any borrowings during the year in excess of $50.0 million. Based upon the average outstanding line of credit borrowings of $282.6 million during 2008 and the interest rate swap agreements, a one-percent fluctuation in interest rates would have had an approximately $2.3 million impact on interest expense in 2008.

Polaris has been manufacturing its own engines for selected models of snowmobiles since 1995, motorcycles since 1998 and ORVs since 2001 at its Osceola, Wisconsin facility. Also, in 1995, Polaris entered into an agreement with Fuji to form Robin. Under the terms of the agreement, Polaris has a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines.

Polaris holds approximately 0.3 million KTM shares which have been classified as available for sale securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The shares have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (26.50 Euros as of December 31, 2008). The total fair value of these securities as of December 31, 2008 is $12.9 million and unrealized holding losses of $6.7 million and unrealized currency translation gains of $1.8 million relating to these securities are included as a component of Accumulated other comprehensive income (loss) in the December 31, 2008 consolidated balance sheet. In accordance with SFAS 115, the Company assessed the situation where the fair value of the KTM shares has dropped below the cost basis of the shares. Based upon the expected limited duration of the KTM share price decline and the Company’s ability and intent to retain this investment, the Company has classified the impairment of this investment as temporary and has recorded the unrealized holding loss as a component of Accumulated other comprehensive income (loss) rather than in the income statement.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Company’s Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

Management’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which report appears on the following page.

Scott W. Wine
Chief Executive Officer

Michael W. Malone
Vice President of Finance,
Chief Financial Officer and Secretary

February 26, 2009

Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm
on Company’s Internal Control over Financial Reporting

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Company Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 26, 2009

Report Of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 26, 2009

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$27,127	$63,281
Trade receivables, net	98,598	82,884
Inventories, net	222,312	218,342
Prepaid expenses and other	14,924	17,643
Income taxes receivable	4,521	—
Deferred tax assets	76,130	65,406

Total current assets	443,612	447,556
Property and Equipment:
Land, buildings and improvements	117,396	105,377
Equipment and tooling	478,793	463,757

	596,189	569,134
Less accumulated depreciation	(380,552)	(364,783)

Property and equipment, net	215,637	204,351
Investments in finance affiliate	51,565	53,801
Investments in manufacturing affiliates	15,641	32,110
Deferred tax assets	—	5,572
Goodwill, net	24,693	26,447
Intangible and other assets, net	—	44

Total Assets	$751,148	$769,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$115,986	$90,045
Accrued expenses:
Compensation	56,567	55,465
Warranties	28,631	31,782
Sales promotions and incentives	75,211	79,233
Dealer holdback	80,941	83,867
Other	42,274	40,746
Income taxes payable	3,373	4,806
Current liabilities of discontinued operations	1,850	2,302

Total current liabilities	404,833	388,246
Long term income taxes payable	5,103	8,653
Deferred income taxes	4,185	—
Borrowings under credit agreement	200,000	200,000

Total liabilities	$614,121	$596,899

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,492 and 34,212 shares issued and outstanding	$325	$342
Additional paid-in capital	—	—
Retained earnings	140,559	146,763
Accumulated other comprehensive income (loss), net	(3,857)	25,877

Total shareholders’ equity	137,027	172,982

Total Liabilities and Shareholders’ Equity	$751,148	$769,881

All periods presented reflect the classification of the marine division financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

Sales	$1,948,254	$1,780,009	$1,656,518
Cost of sales	1,502,546	1,386,989	1,297,159

Gross profit	445,708	393,020	359,359
Operating expenses
Selling and marketing	137,035	123,897	108,890
Research and development	77,472	73,587	73,889
General and administrative	69,607	64,785	55,584

Total operating expenses	284,114	262,269	238,363
Income from financial services	21,205	45,285	47,061

Operating Income	182,799	176,036	168,057
Non-operating Expense (Income):
Interest expense	9,618	15,101	9,773
Loss (Income) from manufacturing affiliates	156	(471)	(3,642)
(Gain) on sale of manufacturing affiliate shares	—	(6,222)	—
Other expense (income), net	(4,037)	(2,708)	(1,853)

Income before income taxes	177,062	170,336	163,779
Provision for Income Taxes	59,667	57,738	50,988

Net Income from continuing operations	$117,395	$112,598	$112,791

Loss from discontinued operations, net of tax	—	$(948)	$(812)
Loss on disposal of discontinued operations, net of tax	—	—	(5,401)
Cumulative effect of accounting change, net of tax	—	—	407

Net Income	$117,395	$111,650	$106,985

Basic Net Income per share
Continuing operations	$3.58	$3.20	$2.80
Loss from discontinued operations	—	(0.03)	(0.02)
Loss on disposal of discontinued operations	—	—	(0.13)
Cumulative effect of accounting change	—	—	0.01

Net Income	$3.58	$3.17	$2.65

Diluted Net Income per share
Continuing operations	$3.50	$3.10	$2.72
Loss from discontinued operations	—	(0.03)	(0.02)
Loss on disposal of discontinued operations	—	—	(0.13)
Cumulative effect of accounting change	—	—	0.01

Net Income	$3.50	$3.07	$2.58

Weighted average shares outstanding:
Basic	32,770	35,236	40,324
Diluted	33,564	36,324	41,451

All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

					Accumulated Other
	Number	Common	Additional	Retained	Comprehensive
	of Shares	Stock	Paid-In Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2005	41,687	$417	—	$379,032	$(2,430)	$377,019

Cumulative effect of accounting change				(582)		(582)
Employee stock compensation	338	3	13,399			13,402
Proceeds from stock issuances under employee plans	310	3	9,169			9,172
Tax effect of exercise of stock options			2,003			2,003
Cash dividends declared ($1.24 per share)				(50,234)		(50,234)
Repurchase and retirement of common shares	(6,880)	(68)	(24,571)	(282,982)		(307,621)
Comprehensive income:
Net Income				106,985
Foreign currency translation adjustments, net					15,335
Unrealized gain on derivative instruments, net of tax					1,892
Total comprehensive income						124,212

Balance, December 31, 2006	35,455	$355	—	$152,219	$14,797	$167,371

Employee stock compensation	210	2	19,757			19,759
Proceeds from stock issuances under employee plans	450	4	11,725			11,729
Tax effect of exercise of stock options			2,232			2,232
Cash dividends declared ($1.36 per share)				(47,739)		(47,739)
Repurchase and retirement of common shares	(1,903)	(19)	(33,714)	(69,367)		(103,100)
Comprehensive income:
Net Income				111,650
Foreign currency translation adjustments, net					6,818
Unrealized gain on equity securities, net					6,238
Unrealized loss on derivative instruments, net of tax					(1,976)
Total comprehensive income						122,730

Balance, December 31, 2007	34,212	$342	—	$146,763	$25,877	$172,982

Employee stock compensation	305	3	18,555			18,558
Proceeds from stock issuances under employee plans	520	5	12,860			12,865
Tax effect of exercise of stock options			1,730			1,730
Cash dividends declared ($1.52 per share)				(49,602)		(49,602)
Repurchase and retirement of common shares	(2,545)	(25)	(33,145)	(73,997)		(107,167)
Comprehensive income:
Net Income				117,395
Foreign currency translation adjustments, net					(18,421)
Unrealized loss on equity securities, net					(12,913)
Unrealized gain on derivative instruments, net of tax					1,600
Total comprehensive income						87,661

Balance, December 31, 2008	32,492	$325	—	$140,559	$(3,857)	$137,027

All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2008	2007	2006

Operating Activities:
Net income before cumulative effect of accounting change	$117,395	$111,650	$106,577
Net loss from discontinued operations	—	948	6,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,112	62,093	71,164
Noncash compensation	18,558	19,759	13,402
Noncash income from financial services	(4,604)	(5,268)	(15,907)
Noncash expense (income) from manufacturing affiliates	157	(46)	(3,642)
Deferred income taxes	(966)	(10,276)	1,299
Changes in current operating items:
Trade receivables	(15,714)	(19,069)	14,534
Inventories	(3,970)	12,191	(28,513)
Accounts payable	25,941	(10,627)	3,608
Accrued expenses	(7,469)	38,648	(11,284)
Income taxes payable/receivable	(9,504)	9,519	(5,487)
Prepaid expenses and others, net	(9,730)	3,644	790

Net cash provided by continuing operations	176,206	213,166	152,754
Net cash flow used for discontinued operations	(452)	(3,008)	(7,131)

Net cash provided by operating activities	175,754	210,158	145,623
Investing Activities:
Purchase of property and equipment	(76,575)	(63,747)	(52,636)
Investments in finance affiliate	(9,209)	(11,527)	(10,486)
Distributions from finance affiliates	16,049	18,623	30,364
Proceeds from sale of shares of manufacturing affiliate	—	77,086	—
Distributions from manufacturing affiliates	—	—	1,706

Net cash used for investment activities	(69,735)	20,435	(31,052)
Financing Activities:
Borrowings under credit agreement	786,000	368,000	1,131,000
Repayments under credit agreement	(786,000)	(418,000)	(899,000)
Repurchase and retirement of common shares	(107,167)	(103,100)	(307,621)
Cash dividends to shareholders	(49,602)	(47,739)	(50,234)
Tax effect of proceeds from stock based compensation exercises	1,731	2,232	2,003
Proceeds from stock issuances under employee plans	12,865	11,729	9,172

Net cash used for financing activities	(142,173)	(186,878)	(114,680)
Net increase (decrease) in cash and cash equivalents	(36,154)	43,715	(109)
Cash and cash equivalents at beginning of period	63,281	19,566	19,675

Cash and cash equivalents at end of period	$27,127	$63,281	$19,566

Supplemental Cash Flow Information
Interest paid on debt borrowings	$9,614	$16,034	$8,769

Income taxes paid	$70,205	$54,189	$52,466

All periods presented reflect the classification of the marine division’s financial results as discontinued operations.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies

Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance off-road vehicles (“ORVs”), snowmobiles, and motorcycles. Polaris products, together with related PG&A are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, Great Britain, Australia, Norway, Sweden, Germany and Spain.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations of which financial services has a significant impact. Polaris’ share of the income from the KTM investment is recorded as a component of Income from manufacturing affiliates under the equity method for 2006. With the sale of a majority of the KTM shares in 2007, the investment in KTM is no longer accounted for under the equity method. During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in the financial statements the fair value of stock options and other equity-based compensation issued to employees.

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

The Company evaluates consolidation of entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines in FIN 46 to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there are no variable interest entities requiring consolidation by the Company in 2008, 2007 and 2006.

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

The Company utilizes the market approach to measure fair value for its investment in KTM and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to value its derivative instruments used to hedge interest rate volatility, foreign currency and commodity transactions. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3

Asset (Liability)
Investment in KTM	$12,873	$12,873
Interest rate swap agreements	(1,487)		$(1,487)
Foreign exchange contracts, net	—		—
Commodity contracts	(554)		(554)

Total	$10,832	$12,873	$(2,041)	—

Investment in Manufacturing Affiliates: The investment in KTM was accounted for under the equity method at December 31, 2006. Polaris sold approximately 80 percent of its investment in KTM shares in the first half of 2007, and, therefore, the remaining KTM shares have been classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The remaining approximately 345,000 shares, which represents approximately five percent of KTM’s outstanding shares, have a fair value equal to the trading price of KTM shares on the Vienna stock exchange. Changes in the trading price of KTM shares and changes in the Euro foreign currency exchange rate generate unrealized gains or losses which are recorded in Accumulated Other Comprehensive Income (loss) in the Shareholders’ Equity section in the accompanying consolidated balance sheets. The total fair value of these securities as of December 31, 2008 is $12,873,000 and unrealized holding losses of $6,676,000 and unrealized currency translation gains of $1,835,000 relating to these securities are included in the December 31, 2008 consolidated balance sheet.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2008	2007

Raw materials and purchased components	$18,211	$29,952
Service parts, garments and accessories	72,896	67,463
Finished goods	148,421	134,455
Less: reserves	(17,216)	(13,528)

Inventories	$222,312	$218,342

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

Goodwill and other assets: SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2008 and December 31, 2007. The results of the analyses indicated that no goodwill impairment existed. In accordance with SFAS No. 142 the Company will continue to complete an impairment analysis on an annual basis.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Balance as of beginning of year	$26,447	$25,040
Currency translation effect on foreign goodwill balances	(1,754)	1,407

Balance as of end of year	$24,693	$26,447

As required by SFAS No. 142, intangibles with finite lives continue to be amortized. Included in intangible assets are patents and customer lists. Intangible assets before accumulated amortization were $615,000 at December 31, 2008 and 2007. Accumulated amortization was $615,000 at December 31, 2008 and $571,000 at December 31, 2007. The net value of intangible assets is included as a component of Intangible and other assets, net in the accompanying consolidated balance sheets.

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2008, 2007 and 2006 Polaris incurred $77,472,000, $73,587,000 and $73,889,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2008, 2007 and 2006 Polaris incurred $51,193,000, $45,427,000, and $35,239,000, respectively.

Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

Product warranties: Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$31,782	$27,303	$28,178
Additions charged to expense	39,960	40,375	33,156
Warranty claims paid	(43,111)	(35,896)	(34,031)

Balance at end of year	$28,631	$31,782	$27,303

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $75,211,000 and $79,233,000 related to various sales promotions and incentive programs as of December 31, 2008 and 2007, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a reduction of revenue and a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $80,941,000 and $83,867,000 for dealer holdback programs in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Foreign currency translation: The functional currency for the Canada, Australia, France, Great Britain, Sweden, Norway, Germany, Spain and Austria subsidiaries and the New Zealand branch is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income (loss) in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net accumulated other comprehensive income related to translation gains and losses was a net gain of $3,746,000 at December 31, 2008 and a net gain of $22,167,000 at December 31, 2007.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor or other customers. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 3), have not been material. Polaris provides for estimated sales promotion expenses which are recognized as a reduction of sales when products are sold to the dealer or distributor customer.

Major supplier: During 2008, 2007, and 2006, purchases of engines and related components totaling 5, 6 and 9 percent, respectively, of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), Polaris used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that was recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. Refer to Note 2 for additional information regarding share-based compensation.

Accounting for derivative instruments and hedging activities SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities,” requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The unrealized losses of the derivative instruments of $2,041,000 at December 31, 2008 and $4,051,000 at December 31, 2007 were recorded as other accrued liabilities in the accompanying balance sheet. Polaris derivative instruments consist of the interest rate swap agreements and foreign exchange and commodity contracts discussed below. The after tax unrealized losses of $928,000 and $2,528,000 as of December 31, 2008 and 2007, respectively, were recorded as components of Accumulated other comprehensive income (loss). The Company’s diesel fuel contracts in 2008 did not meet the criteria for hedge accounting and therefore, the resulting unrealized losses from those contracts totaling $554,000, pretax, are included in the consolidated statements of income in cost of goods sold.

Interest rate swap agreements: During 2008, Polaris had two interest rate swaps on a combined $50,000,000 of borrowings, of which $25,000,000 expired in December 2008 and $25,000,000 expires in December 2009. Polaris entered into another interest rate swap in October 2008 on $25,000,000 of borrowings, which expires in October 2010. All of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair value of these swap agreements were calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair values of the swaps on December 31, 2008 and 2007 were unrealized losses of $1,487,000 and $161,000, respectively, which were recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from these agreements are recorded in interest expense when realized.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its Canadian and European subsidiaries. Polaris does not use any financial contracts for trading purposes. At December 31, 2008, Polaris had no foreign exchange contracts outstanding. Gains and losses on the Canadian dollar contracts at settlement are recorded in Nonoperating other expense (income). Gains and losses on the Japanese yen contracts at settlement are recorded in cost of sales.

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2008, the company entered into derivative contracts to hedge a portion of the exposure for diesel fuel for 2009. These diesel fuel contracts did not meet the criteria for hedge accounting and the resulting unrealized loss of $554,000 was included in the consolidated statements of income as a component of cost of sales.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New accounting pronouncements: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of SFAS No. 159 to any financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect the provisions of FASB 161 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (”SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

NOTE 2.	Share-Based Employee Compensation

In the first quarter 2006 Polaris adopted SFAS 123(R) which requires companies to recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Polaris adopted SFAS 123(R) using the modified retrospective method. Polaris recorded on the consolidated statements of income in the first quarter of 2006 an after tax benefit of $407,000 or $0.01 per diluted share from the cumulative effect of the accounting change. Beginning with the first quarter 2006, the Company has reclassified other share-based compensation expenses, previously reported in General and administrative operating expenses, to Cost of sales and the Operating expenses lines on the consolidated statements of income. The balance sheet and statements of cash flow have also been adjusted to reflect the impact of SFAS 123(R) for all prior periods presented. The impact to the Company’s net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in the footnotes contained in previous financial statements.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been or will be made under such plans. A maximum of 1,750,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares cancelled or forfeited under the Prior Plans.

Stock option awards granted to date under the Omnibus Plan generally vest three years from the award date and expire after ten years. In addition, the Company has granted a total of 20,000 deferred stock units to its non-employee directors under the Omnibus Plan since 2007, which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a three year period if Polaris achieves certain performance measures.

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

Polaris maintains a nonqualified deferred compensation plan (“Director Plan”) under which members of the Board of Directors who are not Polaris officers or employees receive annual grants of common stock equivalents and may also elect to receive additional common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 200,000 shares of common stock has been authorized under this plan of which 102,715 equivalents have been earned and an additional 69,015 shares have been issued to retired directors as of December 31, 2008. As of December 31, 2008 and 2007, Polaris’ liability under the plan totaled $2,943,000 and $4,002,000, respectively.

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

Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2008 and 2007, Polaris’ liability under the plan totaled $1,268,000, and $2,722,000, respectively.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total share-based compensation expenses are as follows (in thousands):

	For the Year Ended
	December 31,
	2008	2007	2006

Option plan	$6,094	$6,628	$8,245
Other share-based awards, net	3,810	8,990	(4,824)

Total share-based compensation before tax	9,904	15,618	3,421
Tax benefit	3,854	6,454	1,284

Total share-based compensation expense included in net income	$6,050	$9,164	$2,137

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

At December 31, 2008 there was $17,187,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. Included in unrecognized share-based compensation is approximately $9,206,000 related to stock options and $7,981,000 for restricted stock.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Stock Option and Restricted Stock Information

The following summarizes share activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2008, 2007 and 2006:

	Option Plan		Omnibus Plan		Broad Based Plan		Director Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance as of December 31, 2005	4,264,798	$33.94			66,700	$15.78	92,000	$43.84

Granted	365,050	46.85			—	—	28,000	49.21
Exercised	(307,527)	22.30			(7,000)	15.78	(8,000)	26.68
Forfeited	(78,700)	45.87			(1,500)	15.78	(8,000)	52.55

Balance as of December 31, 2006	4,243,621	$35.66	—	—	58,200	$15.78	104,000	$45.93

Granted	357,000	46.66	14,000	49.28	—	—	—	—
Exercised	(403,514)	24.79	—	—	(11,200)	15.78	(12,000)	40.60
Forfeited	(56,810)	47.18	—	—	(600)	15.78	(4,000)	59.19

Balance as of December 31, 2007	4,140,297	$37.51	14,000	$49.28	46,400	$15.78	88,000	$46.06

Granted	—	—	764,100	$41.24	—	—	—	—
Exercised	(484,548)	24.17	—	—	(8,600)	15.78
Forfeited	(249,900)	64.79	(2,200)	$38.04	(1,000)	15.78	—	—

Balance as of December 31, 2008	3,405,849	$37.41	775,900	$41.40	36,800	$15.78	88,000	$46.06

Vested or expected to vest as of December 31, 2008	3,391,616	$37.37	713,504	$41.34	36,800	$15.78	88,000	$46.06

Options exercisable as of December 31, 2008	2,920,249	$35.85	—	—	36,800	$15.78	88,000	$46.06

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise Prices	12/31/08	Contractual Life	Exercise Price	12/31/08	Exercise Price

$14.72 to $22.25	770,608	2.14	$20.56	770,608	$20.56
$22.26 to $28.49	409,176	4.21	$28.13	382,676	$28.19
$28.50 to $29.33	500,000	2.53	$29.33	500,000	$29.33
$29.34 to $43.01	531,800	7.32	$39.99	224,600	$42.62
$43.02 to $44.91	559,265	7.06	$43.99	363,065	$44.22
$44.92 to $46.66	612,000	8.60	$46.03	227,000	$46.59
$46.67 to $49.97	636,200	7.38	$48.25	303,600	$49.89
$49.98 to $75.21	287,500	6.04	$60.47	273,500	$60.91

The weighted average remaining contractual life of outstanding options was 5.6 years as of December 31, 2008.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the weighted average fair value of options of $9.09, $13.06 and $12.56, granted during the year ended December 31, 2008, 2007, and 2006, respectively:

	For the Year
	Ended December 31,
	2008	2007	2006

Weighted-average volatility	31%	32%	31%
Expected dividend yield	3.7%	2.9%	2.6%
Expected term (in years)	5.7	5.6	5.1
Weighted average risk free interest rate	2.7%	4.9%	4.5%

The total intrinsic value of options exercised during the year ended December 31, 2008 was $10,737,000. The total intrinsic value of options outstanding and exercisable at December 31, 2008, 2007, and 2006 was $6,405,000, $51,527,000 and $57,579,000, respectively. The total intrinsic value at each of December 31, 2008, 2007 and 2006 is based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2008:

		Weighted
	Shares	Average
	Outstanding	Grant Price

Balance as of December 31, 2007	429,122	$50.15
Granted	77,000	39.21
Vested	(2,500)	47.00
Canceled/Forfeited	(97,500)	61.59

Balance as of December 31, 2008	406,122	$45.35

Expected to vest as of December 31, 2008	406,122	$45.35

The total intrinsic value of restricted stock expected to vest as of December 31, 2008 was $11,635,000. The total intrinsic value at December 31, 2008 is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2008, 2007, and 2006 were $39.21, $47.02, and $46.74, respectively.

Employee Savings Plans

Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 3,250,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $6,706,000, $7,567,000, and $6,424,000 in 2008, 2007, and 2006, respectively. As of December 31, 2008 there were 2,759,000 shares vested in the plan.

Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $7,251,000, $6,749,000, and $6,959,000 in 2008, 2007 and 2006, respectively.

Note 3:	Financing

Bank financing:  Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 to fund the accelerated share repurchase transaction. Interest is charged at rates

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on LIBOR or “prime.” The agreement contains various restrictive covenants which limit investments, acquisitions and indebtedness. The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2008. The agreement expires on December 2, 2011 and the outstanding borrowings mature.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2008	2007	2006

Total borrowings at December 31,	$200,000	$200,000	$250,000
Average outstanding borrowings during year	$282,600	$257,175	$158,254
Maximum outstanding borrowings during year	$345,000	$358,000	$395,000
Interest rate at December 31	0.77%	5.60%	5.966%

During 2007, Polaris entered into two interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements was to fix the interest rate at 4.65% for $25,000,000 of borrowings to December 2008 and 4.42% for an additional $25,000,000 of borrowings through December 2009. Polaris entered into one interest rate swap in 2008 to fix the interest rate at 3.19% for $25,000,000 of borrowings through October 2010. All of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair values of the swaps on December 31, 2008 and 2007 was a liability of $1,487,000 and $161,000, respectively.

Letters of credit:  At December 31, 2008, Polaris had open letters of credit totaling approximately $12,386,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2008, was approximately $829,091,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 4:	Income Taxes

Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current:
Federal	$48,370	$51,127	$39,693
State	5,520	6,206	4,077
Foreign	6,744	10,681	5,745
Deferred	(967)	(10,276)	1,473

Total	$59,667	$57,738	$50,988

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.1	1.7
Domestic manufacturing deduction / Extraterritorial income exclusion	(1.1)	(1.4)	(1.9)
Research tax credit	(1.0)	(1.2)	(1.3)
Settlement of tax audits	(0.1)	0.9	—
Valuation allowance for foreign subsidiaries net operating losses	0.5	—	—
Other permanent differences	(1.9)	(1.5)	(2.4)

Effective income tax rate	33.7%	33.9%	31.1%

In 2007, the Company settled with the Canadian income tax authorities related to income tax disputes for the years 1999 through 2005.

U.S. income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as of December 31, 2008. The Company has reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely in these subsidiaries.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2008	2007

Current deferred income taxes:
Inventories	$6,997	$5,895
Accrued expenses	68,574	57,988
Derivative instruments	559	1,523

Total current	76,130	65,406

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	1,084	3,686
Property and equipment	(24,189)	(15,343)
Compensation payable in common stock	18,920	17,229

Total noncurrent	(4,185)	5,572

Total	$71,945	$70,978

The Company adopted the provisions of FIN 48 in the first quarter 2007. Polaris had liabilities recorded related to unrecognized tax benefits totaling $5,103,000 and $8,653,000 at December 31, 2008 and 2007, respectively. The liabilities were classified as Long term taxes payable in the accompanying consolidated balance sheets in accordance with FIN 48. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Polaris had reserves related to potential interest of $481,000 and $978,000 recorded as a component of the liabilities at December 31, 2008 and 2007, respectively. The entire balance of unrecognized tax benefits at December 31, 2008, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially change in the next twelve months. Tax years 2004 through 2007 remain open to examination by certain tax jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007

Balance at January 1,	$8,653	$5,378
Gross increases for tax positions of prior years	0	3,256
Gross decreases for tax positions of prior years	(788)	(390)
Gross increases for tax positions of current year	1,236	1,554
Decreases due to settlements	(549)	(38)
Decreases for lapse of statute of limitations	(3,449)	(1,107)

Balance at December 31,	$5,103	$8,653

Note 5:	Shareholders’ Equity

Stock repurchase program:  The Polaris Board of Directors authorized the cumulative repurchase of up to 37,500,000 shares of the Company’s common stock. During 2008 Polaris paid $107,167,000 to repurchase and retire approximately 2,545,000 shares.

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

Accumulated other comprehensive income (loss):  Accumulated other comprehensive income (loss) consisted of $3,746,000 and $22,167,000 of unrealized currency translation gains as of December 31, 2008 and 2007, respectively, offset by $928,000 (after tax effect of $559,000) and $2,528,000 (after tax effect of $1,523,000) of unrealized losses, related to derivative instruments as of December 31, 2008 and 2007, respectively, and $6,675,000 of unrealized losses on shares held for sale as of December 31, 2008 and $6,238,000 of unrealized gains on shares held for sale as of December, 31, 2007.

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

	2008	2007	2006

Weighted average number of common shares outstanding	32,456	34,976	40,072
Director Plan and Deferred stock units	112	86	75
ESOP	202	174	177

Common shares outstanding — basic	32,770	35,236	40,324

Dilutive effect of Restricted Plan and Omnibus Plan	178	70	78
Dilutive effect of Option Plan and Omnibus Plan	616	1,018	1,049

Common and potential common shares outstanding — diluted	33,564	36,324	41,451

During 2008, 2007 and 2006, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 2,862,000, 1,524,000, and 1,347,000, respectively.

Stock Purchase Plan:  Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 95 percent of the average market price each month. As of December 31, 2008, approximately 533,000 shares had been purchased under the Purchase Plan.

Note 6:	Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to the securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to a Securitization Facility from time to time on an ongoing basis. At December 31, 2008 and 2007, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $508,972,000 and $546,973,000, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2008 and 2007, was $51,565,000 and $53,801,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2008, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $709,718,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2008,

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the potential 15 percent aggregate repurchase obligation was approximately $107,269,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $21,377,000 and $910,000 at December 31, 2008 and 2007, respectively. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2008 of $51,565,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying statements of income.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Revenues	$12,484	$12,974	$61,797
Interest and operating expenses	3,276	2,436	29,983

Net income before income taxes	$9,208	$10,538	$31,814

	As of December 31,
	2008	2007

Finance receivables, net	$198,985	$172,331
Other assets	98	111

Total Assets	$199,083	$172,442

Notes payable	$78,042	$66,220
Other liabilities	21,175	1,774
Partners’ capital	99,866	104,448

Total Liabilities and Partners’ Capital	$199,083	$172,442

In October 2001 Household Bank (SB), N.A. (“Household”) and a subsidiary of Polaris entered into a Revolving Program Agreement to provide retail financing to consumers who buy Polaris products in the United States. In August 2005, the wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated including non-Polaris products. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was approximately $50,000,000 at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Additionally, the Company initiated legal action against HSBC alleging, among other things, breach of contract. The Company and HSBC reached an amicable settlement in the case and have agreed to dismiss the lawsuit. The settlement will not result in a financial payment to Polaris. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.

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

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Equity in earnings of Polaris Acceptance	$4,604	$5,269	$15,907
Income from Securitization Facility	8,620	8,655	1,161
Income from HSBC and GE Bank retail credit agreements	5,703	28,167	27,052
Income from other financial services activities	2,278	3,194	2,941

Total income from financial services	$21,205	$45,285	$47,061

Note 7:	Investment in Manufacturing Affiliates

The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. Polaris has a 40 percent ownership interest in Robin and as of December 31, 2008 has a five percent ownership interest in KTM. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. On June 15, 2007, Polaris completed the second and final closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement, as supplemented on February 20, 2007. The proceeds from the sale of the KTM shares totaled $77,086,000 million and generated a $6,222,000 gain which was recognized in the first half of 2007. Polaris now holds ownership of approximately 345,000 shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $15,641,000 at December 31, 2008 and $32,110,000 at December 31, 2007. The investment in Robin is accounted for under the equity method. With the first closing of the sale of KTM shares in February 2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sale securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (26.50 Euros as of December 31, 2008). The total fair

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of these securities as of December 31, 2008 is $12,873,000 and unrealized holding losses of $6,676,000 and unrealized currency translation gains of $1,835,000 relating to these securities are included as a component of Accumulated other comprehensive income (loss) in the December 31, 2008 consolidated balance sheet. In accordance with SFAS 115, the Company assessed the situation where the fair value of the KTM shares has dropped below the cost basis of the shares. Based upon the expected limited duration of the KTM share price decline and the Company’s ability and intent to retain this investment, the Company has classified the impairment of this investment as temporary and has recorded the unrealized holding loss as a component of Accumulated other comprehensive income (loss) rather than in the income statement.

Note 8:	Commitments and Contingencies

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2008 the Company had an accrual of $11,069,000 for the probable payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had an accrual of $1,850,000 for the probable payment of pending claims related to discontinued operations at December 31, 2008.

Litigation:  Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

Leases:  Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $5,777,000, $4,815,000, and $3,761,000 for 2008, 2007 and 2006, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases, at December 31, 2008 total $6,874,000 cumulatively through 2011.

Note 9:	Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax, or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, the loss included $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. During 2006, the Company recorded an additional loss on disposal of discontinued operations of $8,073,000 before tax, or $5,401,000 after tax. This loss includes the estimated costs required to resolve past and potential future product liability litigation claims and warranty expenses related to marine products. In 2007 the Company substantially completed the exit of the marine products division, therefore in the year ended December 31, 2008, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the accrued disposal costs are as follows (in thousands):

				Utilization from
				Closedown
	Balance		Charges	Date Through	Balance		Balance
	Prior To	Initial	During	December 31,	December 31,	Utilization	December 31,
	Charge	Charge	2006	2007	2007	During 2008	2008

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$550	$(16,118)	—	—	—
Costs related to canceling supplier arrangements	—	14,159	—	(14,159)	—	—	—
Legal, regulatory, personnel and other costs	4,327	2,938	7,523	(12,486)	$2,302	$(452)	$1,850
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	—	(6,895)	—	—	—

Total	$8,287	$35,600	$8,073	$(49,658)	$2,302	$(452)	$1,850

The financial results of the marine products division included in discontinued operations are as follows (in thousands):

Discontinued Operations

	For the Years Ended December 31,
	2008	2007	2006

Sales	$—	$—	$—

Loss on discontinued operations before income tax benefit	$—	$(1,449)	$(1,214)
Income tax (benefit)	—	(501)	(402)

Loss from discontinued operations, net of tax	$—	$(948)	$(812)

Loss on disposal of discontinued operations			$(8,073)
Income tax (benefit)			(2,672)

Loss on disposal of discontinued operations, net of tax			$(5,401)

	As of December 31,
	2008	2007

Accrued expenses	$1,850	$2,302

Current liabilities	$1,850	$2,302

Note 10:	Segment Reporting

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following data relates to Polaris’ foreign continuing operations (in thousands of U.S. dollars):

	For the Years Ended December 31,
	2008	2007	2006

Canadian subsidiary:
Sales	$273,006	$230,987	$198,291
Identifiable assets	16,853	16,082	13,766
Other foreign countries:
Sales	$304,233	$257,531	$232,641
Identifiable assets	93,206	92,080	78,975

Note 11:	Quarterly Financial Data (unaudited)

	Continuing Operations
				Diluted		Diluted
				Net Income		Net Income
	Sales	Gross Profit	Net Income	per Share	Net Income	per Share
	(In thousands, except per share data)

2008
First Quarter	$388,684	$88,095	$19,083	$0.55	$19,083	$0.55
Second Quarter	455,686	108,043	24,380	0.72	24,380	0.72
Third Quarter	580,281	130,325	37,692	1.13	37,692	1.13
Fourth Quarter	523,603	119,245	36,240	1.11	36,240	1.11

Totals	$1,948,254	$445,708	$117,395	$3.50	$117,395	$3.50

2007
First Quarter	$317,713	$64,935	$12,551	$0.34	$12,393	$0.34
Second Quarter	376,902	86,581	22,926	0.62	22,720	0.62
Third Quarter	543,979	122,547	39,120	1.07	38,826	1.06
Fourth Quarter	541,415	118,957	38,001	1.07	37,711	1.06

Totals	$1,780,009	$393,020	$112,598	$3.10	$111,650	$3.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President-Finance and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Vice President — Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

The information required under this item concerning our directors will be set forth under the caption “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2009 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 4, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert

The information required under this item concerning our Audit Committee will be set forth under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2009 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

(d) Compliance with Section 16(a) of the Exchange Act

The information required under this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Corporate Governance — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s 2009 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

(e) Code of Ethics.

We have adopted a Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other Polaris employees. This Code of Business Conduct and Ethics is posted on our website at www.polarisindustries.com and may be found as follows:

•	From our main web page, first click on “Our Company.”

•	Next, highlight “Investor Relations.”

•	Next, scroll down and click on “Corporate Governance.”

•	Finally, click on “Business Code of Conduct and Ethics.”

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

The information required by this item will be set forth under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards and Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2009 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Corporate Governance Guidelines and Independence” and “— Certain Relationships and Related Transactions” in the Company’s 2009 Proxy Statement to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s 2009 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 33 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 64 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index on pages 65 to 67.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 2, 2009, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b) Exhibits

Included in Item 15(a)(3) above.

(c) Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 2, 2009.

POLARIS INDUSTRIES INC.

By:
/s/  Scott W. Wine
Scott W. Wine
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R. Palen Gregory R. Palen	Chairman and Director	March 2, 2009

/s/ Scott W. Wine Scott W. Wine	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Michael W. Malone Michael W. Malone	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 2, 2009

* Andris A. Baltins	Director	March 2, 2009

* Robert L. Caulk	Director	March 2, 2009

* Annette K. Clayton	Director	March 2, 2009

* John R. Menard, Jr.	Director	March 2, 2009

* R. M. Schreck	Director	March 2, 2009

* Thomas C. Tiller	Director	March 2, 2009

* William G. Van Dyke	Director	March 2, 2009

* John P. Wiehoff	Director	March 2, 2009

*By: /s/ Scott W. Wine (Scott W. Wine Attorney-in-Fact)		March 2, 2009

*	Scott W. Wine, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period
	(In thousands)

2006: Deducted from asset accounts — Allowance for doubtful accounts receivable	$2,889	$1,133	$(458)	$3,564

2007: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,564	$1,251	$(1,244)	$3,571

2008: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,571	$4,172	$(1,645)	$6,098

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2006: Deducted from asset accounts — Allowance for obsolete inventory	$11,909	$6,933	$(6,755)	$12,087

2007: Deducted from asset accounts — Allowance for obsolete inventory	$12,087	$6,540	$(5,099)	$13,528

2008: Deducted from asset accounts — Allowance for obsolete inventory	$13,528	$9,936	$(6,248)	$17,216

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2008

Exhibit
Number		Description

3	.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
	.b	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
4	.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
	.b	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed May 25, 2000.
10	.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
	.b	Polaris 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed January 11, 2000 (No. 333-94451).
	.c	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed January 28, 2009.*
	.d	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
	.e	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed May 5, 1999 (No. 333-77765).
	.f	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.g	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.h	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
	.i	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.d to the Company’s Current Report on Form 8-K filed October 31, 2007.*
	.j	Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*
	.k	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*
	.l	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to the Chief Executive Officer under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Annex B to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*

Exhibit
Number	Description

.m	Amended and Restated Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.n to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
.n	Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form of Amendment to Change in Control Agreement, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.o	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed November 17, 2003 (No. 333-110541).*
.p	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed January 28, 2009.*
.q	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.c to the Company’s Current Report on Form 8-K filed January 28, 2009.*
.r	Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*
.s	Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*
.t	Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan.*
.u	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.v	Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*
.w	Letter agreement dated November 20, 2008 by and between the Company and Jeffrey A. Bjorkman, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed November 25, 2008.*
.x	Employment Letter Agreement dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*
.y	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.z	Form of Severance Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*
.aa	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.bb	Polaris Industries Inc. Early Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.cc	Polaris Industries Inc. Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.dd	Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.ee	Polaris Industries Inc. Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit
Number		Description

	.ff	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
	.gg	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	.hh	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	.ii	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
	.jj	Fourth Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated March 27, 2006, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
	.kk	Credit Agreement dated December 4, 2006, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A. and Royal Bank of Canada, as syndication agents, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed December 8, 2006.
	.ll	Revolving Program Agreement between Polaris Sales Inc. and HSBC Bank Nevada, National Association, formerly known as Household Bank (SB), N.A., dated August 10, 2005, incorporated by reference to Exhibit 10.u to the Company’s Current Report on Form 8-K, filed August 12, 2005.
13		Portions of the Annual Report to Security Holders for the Year Ended December 31, 2008 included pursuant to Note 2 to General Instruction G.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP.
24		Power of Attorney.
31	.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31	.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32	.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.