Form 10-Q
period 2009-03-31
POLARIS INDUSTRIES INC/MN
filed 2009-05-05
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 30, 2009, 32,604,346 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2009

Part I FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,895	$27,127
Trade receivables, net	57,581	98,598
Inventories, net	245,600	222,312
Prepaid expenses and other	12,503	14,924
Income taxes receivable	4,278	4,521
Deferred income taxes	75,894	76,130

Total current assets	413,751	443,612
Property and equipment, net	214,298	215,637
Investments in finance affiliate	47,741	51,565
Investments in manufacturing affiliates	11,466	15,641
Goodwill, net	24,540	24,693

Total Assets	$711,796	$751,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,823	$115,986
Accrued Expenses:
Compensation	22,083	56,567
Warranties	24,244	28,631
Sales promotions and incentives	72,264	75,211
Dealer holdback	53,666	80,941
Other	36,918	42,274
Income taxes payable	7,377	3,373
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	323,225	404,833
Long term income taxes payable	4,938	5,103
Deferred income taxes	1,966	4,185
Borrowings under credit agreement	244,000	200,000

Total Liabilities	$574,129	$614,121

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,580 and 32,492 shares issued and outstanding	$326	$325
Additional paid-in capital	—	—
Retained earnings	139,941	140,559
Accumulated other comprehensive income (loss), net	(2,600)	(3,857)

Total shareholders’ equity	137,667	137,027

Total Liabilities and Shareholders’ Equity	$711,796	$751,148

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
UNAUDITED

	First Quarter Ended March 31,
	2009	2008
Sales	$312,024	$388,684
Cost of sales	235,590	300,589

Gross profit	76,434	88,095
Operating expenses
Selling and marketing	27,328	29,170
Research and development	16,600	19,257
General and administrative	14,119	15,923

Total operating expenses	58,047	64,350

Income from financial services	4,404	7,490

Operating Income	22,791	31,235

Non-operating Expense (Income)
Interest expense	1,051	2,725
Impairment charge on securities held for sale	8,952	—
Other (income), net	(3)	(1,063)

Income before income taxes	12,791	29,573

Provision for Income Taxes	4,333	10,490

Net Income	$8,458	$19,083

Basic Net Income per share	$0.26	$0.57

Diluted Net Income per share	$0.26	$0.55

Weighted average shares outstanding:
Basic	32,266	33,702
Diluted	32,559	34,534
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	First Quarter Ended March 31,
	2009	2008
Operating Activities:
Net income	$8,458	$19,083
Adjustments to reconcile net income to net cash used for operating activities:
Noncash impairment charge on securities held for sale	8,952	—
Depreciation and amortization	15,089	13,546
Noncash compensation	2,334	4,822
Noncash (income) from financial services	(1,135)	(1,285)
Noncash loss (income) from manufacturing affiliates	63	(37)
Deferred income taxes	(1,984)	4,592
Changes in current operating items:
Trade receivables	41,017	15,772
Inventories	(23,288)	(60,920)
Accounts payable	(11,163)	32,151
Accrued expenses	(74,449)	(66,653)
Income taxes payable/receivable	4,082	1,792
Prepaid expenses and others, net	(1,093)	5,672

Net cash used for operating activities	(33,117)	(31,465)

Investing Activities:
Purchase of property and equipment	(13,666)	(19,814)
Investments in finance affiliate, net	4,960	5,721

Net cash used for investing activities	(8,706)	(14,093)

Financing Activities:
Borrowings under credit agreement	152,000	184,000
Repayments under credit agreement	(108,000)	(124,000)
Repurchase and retirement of common shares	(282)	(48,544)
Cash dividends to shareholders	(12,424)	(12,815)
Proceeds from stock issuances under employee plans	1,691	1,149
Tax effect of proceeds from stock based compensation exercises	(394)	65

Net cash provided by (used for) financing activities	32,591	(145)

Net decrease in cash and cash equivalents	(9,232)	(45,703)

Cash and cash equivalents at beginning of period	27,127	63,281

Cash and cash equivalents at end of period	$17,895	$17,578

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, off road vehicles (“ORV”) which includes all terrain vehicles (“ATV”) and side by side vehicles, motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
New Accounting Pronouncements
Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities —an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 at the beginning of the first quarter of 2009, and has included the expanded disclosures required by this statement herein.
Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.
Product Warranties
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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Accrued warranty reserve, beginning	$28,631	$31,782
Additions charged to expense	8,557	9,716
Warranty claims paid	(12,944)	(14,682)

Accrued warranty reserve, ending	$24,244	$26,816

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
Total share-based compensation expenses are as follows (in thousands):

	For the Three months ended
	March 31,
	2009	2008
Option plans	$1,041	$1,578
Other share-based awards	1,303	1,559

Total share-based compensation before tax	2,344	3,137
Tax benefit	904	1,230

Total share-based compensation expense included in net income	$1,440	$1,907

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2009 there was $16,020,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. Included in unrecognized share-based compensation is $9,397,000 related to stock options and $6,623,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials and purchased components	$37,264	$18,211
Service parts, garments and accessories	71,676	72,896
Finished goods	152,814	148,421
Less: reserves	(16,154)	(17,216)

Inventories	$245,600	$222,312

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.94 percent at March 31, 2009).
As of March 31, 2009, total borrowings under the bank arrangement were $244,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Substantially all of

Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 31, 2009, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $650,462,000 which includes $187,868,000 in the Polaris Acceptance portfolio and $462,594,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2009, the potential 15 percent aggregate repurchase obligation is approximately $99,371,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at March 31, 2009 of $47,741,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and its investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At March 31, 2009, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sales securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (19.25 Euros as of March 31, 2009). The total fair value of these securities as of March 31, 2009 is $8,762,000 which is below the Company’s cost basis for this investment. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $8,952,000, pretax, or $0.18 per diluted share.

NOTE 7. Shareholders’ Equity
During the first three months of 2009, Polaris paid $282,000 to repurchase and retire approximately 13,000 shares of its common stock. As of March 31, 2009, the Company has authorization from its Board of Directors to repurchase up to an additional 3,817,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.39 per share on February 17, 2009 to holders of record on February 3, 2009.
On April 21, 2009, the Polaris Board of Directors declared a regular cash dividend of $0.39 per share payable on or about May 15, 2009 to holders of record of such shares at the close of business on May 1, 2009.
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
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	32,135	33,408
Director Plan and Deferred stock units	131	97
ESOP	—	197

Common shares outstanding — basic	32,266	33,702

Dilutive effect of Restricted Plan and Omnibus Plan	252	124
Dilutive effect of Option Plans and Omnibus Plan	41	708

Common and potential common shares outstanding — diluted	32,559	34,534

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Net income	$8,458	$19,083
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $1,290 in 2009	(5,697)	6,415
Reclassification of unrealized loss on available for sale securities to the income statement	6,675	—
Unrealized gain (loss) on available for sale securities	—	(959)
Unrealized gain on derivative instruments, net of tax of $105 in 2009	279	2,815

Comprehensive income	$9,715	$27,354

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Available for	Cash flow	Accumulated other
	Foreign	sale equity	hedging	comprehensive
	currency items	securities	derivatives	income (loss)
Balance at December 31, 2008	$3,746	$(6,675)	$(928)	$(3,857)
Reclassification to the income statement	—	6,675	(327)	6,348
Change in fair value	(5,697)	—	606	(5,091)

Balance at March 31, 2009	$(1,951)	$—	$(649)	$(2,600)

The $6,675,000 unrealized loss as of December 31, 2008 on available for sale equity securities was reclassified to the income statement and relates to the decline in the market value of the Company’s KTM investment which was deemed other than temporary during the 2009 first quarter. See Note 6 for additional details.
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
NOTE 9. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Forward exchange contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany sales. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable-rate borrowings. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At March 31, 2009, Polaris had open Japanese Yen contracts with notional amounts totaling U.S. $11,343,000 and an unrealized loss of $235,000, and open Canadian dollar contracts with notional amounts totaling U.S. $14,884,000 and an unrealized gain of $592,000. These contracts with maturities through December 2009, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The Company had no open Euro or other foreign currency derivative contracts in place at March 31, 2009.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2007	3.92%	$25,000,000	December 2009
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011

Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on March 31, 2009 was a liability of $1,397,000.
Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2009 and metric tons of aluminum for 2010. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting. The fair value of the commodity derivative contracts was a liability of $415,000 as of March 31, 2009.
The table below summarizes the carrying values of derivative instruments as of March 31, 2009 (in thousands):

	Fair Value -	Fair Value -	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts (1)	$—	$(1,397)	$(1,397)

Foreign exchange contracts (2)	592	(235)	357

Total derivatives designated as hedging instruments under SFAS 133	$592	$(1,632)	$(1,040)

Derivatives not designated as hedging instruments under SFAS 133
Commodity contracts (1)	$—	$(415)	$(415)

Total derivatives not designated as hedging instruments under SFAS 133	$—	$(415)	$(415)

Total Derivatives	$592	$(2,047)	$(1,455)

(1)	Included in “Other Current Liabilities” on the Company’s consolidated balance sheet

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Other Current Liabilities” on the Company’s consolidated balance sheet.
For derivative and non-derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current income statement. The table below provides data about the amount of gains and losses related to derivative and non-derivative instruments designated as cash flow hedges included in the Accumulated other comprehensive income (loss) section of Stockholders’ equity on the Company’s consolidated balance sheets as of March 31, 2009 (in thousands):

Amount of Gain (Loss)
Derivatives in SFAS 133	Recognized in OCI on
Cash Flow Hedging	Derivative (Effective
Relationships	Portion)
Interest rate contracts	$56
Foreign currency contracts	223

Total	$279

The net amount of the existing gains or losses at March 31, 2009 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. During the three months ended March 31, 2009, there was a loss of $327,000 reclassified from Accumulated other comprehensive income to interest expense related to the interest rate contracts the Company has in place. The ineffective portion of foreign currency contracts was not material for the three months ended March 31, 2009.
The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments for the three months ended March 31, 2009 (in thousands):

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income on	Recognized in Income
SFAS 133	Derivative	on Derivative
Commodity contracts	Cost of sales	$139

NOTE 10. Fair Value Measurements
FASB Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:
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
The Company utilizes the market approach to measure fair value for its investment in KTM and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 9 for additional details). Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Investment in KTM	$8,762	$8,762	—	—
Interest rate swap agreements	(1,397)	—	$(1,397)	—
Foreign exchange contracts, net	357	—	357	—
Commodity contracts	(415)	—	(415)	—

Total	$7,307	$8,762	$(1,455)	—

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”) for the quarter ended March 31, 2009. Due to the seasonality of the snowmobile, off road vehicle (“ORV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the first quarter ended March 31, 2009, Polaris reported net income of $8.5 million, or $0.26 per diluted share, driven by an 180 basis point increase in its gross profit margin percentage and after taking a $9.0 million unrealized non-cash impairment charge on its investment in KTM. Sales for the first quarter 2009 totaled $312.0 million, a decrease of 20 percent from the 2008 first quarter sales of $388.7 million.
Despite a difficult retail sales environment throughout the quarter, Polaris performed well in executing its business plan, which resulted in an increase in the gross profit margin percentage of 180 basis points while maintaining a strong balance sheet. The gross margin percentage increased in part through the Company’s flexible manufacturing and variable cost structures, which helped offset the impact of the unit volume declines experienced during the first quarter 2009. The Company was again able to achieve market share growth in its ORV business, which contributed to the Company’s ability to further assist dealers in decreasing their inventories for the first quarter 2009 compared to the prior year first quarter. While net income for the first quarter 2009 was negatively impacted by the non-operating non-cash impairment charge of $0.18 per share related to the KTM investment, operating income, before income from financial services, declined relatively in proportion with sales, demonstrating the Company’s ability to react quickly to the overall weak economic environment.
Results of Operations
Sales:
Sales were $312.0 million in the first quarter 2009, a 20 percent decrease from $388.7 million in sales for the same period in 2008.
The following table is an analysis of the percentage change in total Company sales for the 2009 and 2008 first quarter period when compared to the same prior periods:

	Percent Change in Total Company Sales Compared to
	Prior Periods
	Three Months Ended
	March 31, 2009	March 31, 2008
Volume	-31%	10%
Product mix and price	16%	8%
Currency	-5%	4%

Total	-20%	22%

Volume for the first quarter 2009 decreased 31 percent compared to the same period in 2008 as the Company shipped significantly fewer ORVs, snowmobiles and Victory motorcycles to dealers given the weakening consumer retail environment in North America and internationally. Product mix and price increased for the 2009 first quarter compared to the same period in 2008 primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles sold to dealers relative to the Company’s other businesses and select selling price increases on several of the new model year 2009 products. Unfavorable movements in currency rates for the first quarter 2009 decreased sales five percent compared to the same period in 2008 due to the change in the currency rates and their effect on the Company’s Canadian and other foreign subsidiaries when translated to U.S. dollars.

Total Company sales by product line are as follows:

	Three Months Ended March 31,
		Percent		Percent	Dollar
		of Total		of Total	Percent
($ in millions)	2009	Sales	2008	Sales	Change
ORVs	$215.5	69%	$264.5	68%	-19%
Snowmobiles	8.2	3%	9.4	2%	-13%
Victory Motorcycles	13.8	4%	27.4	7%	-49%
PG&A	74.5	24%	87.4	23%	-15%

Total Sales	$312.0	100%	$388.7	100%	-20%

ORV (Off Road vehicle) sales of $215.5 million in the 2009 first quarter, which includes both All-Terrain Vehicles (ATVs) and side by side vehicle sales, decreased 19 percent from the first quarter 2008. This decrease reflects the weakening consumer retail environment in North America, as dealers continued to reduce ATV orders in an effort to reduce inventory levels. As a result, ATV dealer inventory levels in North America finished 17 percent lower at the end of the first quarter 2009 than at the end of the first quarter 2008. Due to the weak economic environment, side by side vehicle retail sales were also lower during the first quarter 2009 compared to the first quarter 2008, resulting in lower shipments of side-by-side vehicles. However, dealer inventories for side-by-side vehicles remain at acceptable levels at the end of the first quarter 2009. Polaris also experienced a decline in international ORV sales in the 2009 first quarter, as the weakening economic environment and currency rate movements negatively impacted Polaris sales in markets outside of North America. The Company’s newer ORV products continue to be well received by consumers and the industry publications, particularly the all new Sportsman 550 and 850 XPs. For the 2009 first quarter, the average ORV per unit sales price increased 14 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ side by side models and select selling price increases on several of the new model year 2009 products.
Snowmobile sales decreased 13 percent during the 2009 first quarter compared to the prior year’s first quarter primarily due to the weak economic environment. The initial reaction has been positive from dealers, consumers and the industry publications to Polaris’ recently introduced RUSH™ snowmobile for model year 2010, which has an all new PRO-RIDE™ chassis that provides terrain dominating control and a smoother ride through all types of terrain. Season-end North American dealer inventories of snowmobiles at the end of the first quarter 2009 are at acceptable levels. The average snowmobile per unit sales price for the first quarter of 2009 decreased 17 percent compared to the same period last year primarily due to unfavorable foreign currency rate movements in the first quarter 2009 compared to the first quarter 2008.
Sales of Victory motorcycles decreased 49 percent during the first quarter of 2009 when compared to the same period in 2008. This decrease reflects the planned reduction in shipments of Victory motorcycles to dealers in North America during the first quarter 2009 in the Company’s effort to assist dealers in reducing their inventory levels in response to the weak overall market conditions. Dealer inventory levels of Victory motorcycles are 24 percent lower at the end of the first quarter 2009 than at the end of the first quarter 2008. Retail sales trends in the North American motorcycle industry for heavyweight cruiser and touring motorcycles with an engine size over 1400cc continued to be weak during the first quarter 2009, declining in the low double digit range with Victory retail sales declining slightly more than the industry. The average per unit sales price for Victory motorcycles decreased seven percent during the first quarter 2009 compared to the same period in 2008 due to product mix change.
PG&A sales decreased 15 percent during the first quarter 2009 compared to the same period in 2008. The decrease was driven primarily by the lower retail sales of Polaris vehicles during the first quarter 2009.
Sales by geographic region were as follows:

	Three Months Ended March 31,
		Percent		Percent
		of		of	Dollar
		Total		Total	Percent
($ in millions)	2009	Sales	2008	Sales	Change
United States	$222.8	71%	$266.9	69%	-17%
Canada	35.8	12%	47.9	12%	-25%
Other foreign countries	53.4	17%	73.9	19%	-28%

Total Sales	$312.0	100%	$388.7	100%	-20%

Significant regional trends were as follows:

United States:
Net sales in the United States for the first quarter 2009 decreased 17 percent compared to the first quarter of 2008. A decline in shipments for all businesses accounted for the decrease. The United States represented 71 percent of total Company sales in the 2009 first quarter compared to 69 percent of total Company sales for the 2008 first quarter.
Canada:
Canadian sales decreased 25 percent for the 2009 first quarter compared to the same period in 2008. Unfavorable currency rate movements accounted for 19 percent of the decrease in sales for the 2009 first quarter compared to the same period in 2008, while decreased volume was the primary contributor for the remainder of the decrease in the 2009 first quarter sales due to the weak economic conditions.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, decreased 28 percent for the 2009 first quarter compared to the same period in 2008. Unfavorable currency rate movements accounted for 13 percent of the decrease in sales for the 2009 first quarter compared to the same period in 2008, while the remainder of the decrease in sales was primarily driven by volume declines related to the globally weak economic environment.
Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the first quarter:

	Three months ended
	March 31,
($ in millions)	2009	2008	Change
Gross profit dollars	$76.4	$88.1	-13%

Percentage of sales	24.5%	22.7%	+180 basis points
Gross profit as a percentage of sales was 24.5 percent for the first quarter 2009, an increase of 180 basis points from 22.7 percent for the first quarter of 2008. Gross profit dollars decreased to $76.4 million for the first quarter 2009, compared to $88.1 million for the first quarter of 2008 due to the lower sales. The increase in the gross profit margin percentage during the 2009 first quarter resulted primarily from lower commodity costs, including diesel fuel, higher selling prices and favorable product mix change as the decline in shipments of the Company’s side-by-side vehicles, which typically have higher margins, was less than the decline in shipments in the remaining businesses. In addition, the Company saw a decrease in ATV promotional costs incurred during the first quarter 2009. The gross profit margin percentage increase was partially offset by an unfavorable movement in currency rates during the first quarter 2009 compared to the first quarter 2008.
Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the first quarter:

	Three Months Ended March 31,
($ in millions)	2009	2008	Change
Selling and marketing	$27.3	$29.2	-6%
Research and development	16.6	19.3	-14%
General and administrative	14.1	15.9	-11%

Total operating expenses	$58.0	$64.4	-10%

Percentage of sales	18.6%	16.6%	+200 basis points
Operating expenses for the first quarter 2009 decreased ten percent to $58.0 million compared to $64.4 million for the first quarter of 2008. Operating expenses in absolute dollars for the first quarter 2009 decreased due to operating cost control measures taken and the reduction in incentive compensation plan expenses resulting from the Company’s lower stock price and expected lower profitability in 2009. Operating expenses as a percentage of sales increased to 18.6 percent for the first quarter 2009, an increase from 16.6 percent in the first quarter of 2008 due primarily to lower sales volume during the first quarter 2009, which was partially offset by the implementation of operating expense control measures.
Income from financial services:

	Three Months Ended
	March 31,
($ in millions)	2009	2008	Change
Equity in earnings of Polaris Acceptance	$1.1	$1.3	-15%
Income from Securitization Facility	2.5	2.5	—
Income from HSBC and GE Bank retail credit agreements	.2	3.2	-93%
Income from other financial services activities	.6	.5	20%

Total income from financial services	$4.4	$7.5	-41%

Income from financial services decreased 41 percent to $4.4 million in the first quarter 2009 from $7.5 million in the first quarter of 2008. The decrease was primarily due to the Company’s revolving retail credit provider, HSBC, eliminating the volume-based fee income payment to Polaris as of March 1, 2008 (as discussed in more detail in the “Liquidity and Capital Resources” section below).
Interest expense
Interest expense decreased to $1.1 million for the first quarter 2009, compared to $2.7 million for the first quarter 2008, due to lower interest rates on the Company’s bank borrowings during the 2009 period.
Noncash Impairment charge on securities held for sale
The noncash Impairment charge on securities held for sale recorded in the first quarter 2009 was $9.0 million, pretax, or $0.18 per diluted share. The securities held for sale relate to the Company’s KTM investment which has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (19.25 Euros as of March 31, 2009). The total fair value of these securities as of March 31, 2009 is $8,762,000 which is below the Company’s cost basis for this investment. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary and therefore recorded the unrealized non-cash impairment charge in the income statement.
Other expense/income, net
Non-operating other expense/income was $0.0 million in the first quarter of 2009 compared to $1.1 million of income for the same period in 2008. The change was primarily due to the weakening U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries.
Provision for income taxes
The income tax provision for the first quarter 2009 was recorded at a rate of 33.9 percent of pretax income, compared to 35.5 percent of pretax income for the first quarter 2008. The lower income tax rate for the first quarter 2009 resulted from the application of the federal research and development tax credit, which had not been extended by the U.S. Congress in the first quarter 2008.
Reported Net Income

	Three Months Ended
	March 31,
($ in millions except per share data)	2009	2008	Change
Net Income	$8.5	$19.1	-56%

Diluted net income per share	$0.26	$0.55	- 53%

Reported net income for the first quarter 2009 was $8.5 million, or $0.26 per diluted share, compared to $19.1 million or $0.55 per diluted share for the first quarter 2008. The decrease is primarily due to the lower sales volume during the 2009 first quarter.

Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the first quarter ended March 31, 2009 of 32.6 million shares is six percent lower than the comparable period in 2008, due principally to the share repurchase activity of the Company during 2008.
Cash Dividends
Polaris paid a $0.39 per share dividend on February 17, 2009 to shareholders of record on February 3, 2009. On April 21, 2009, the Polaris Board of Directors declared a regular cash dividend of $0.39 per share payable on or about May 15, 2009 to holders of record of such shares at the close of business on May 1, 2009.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following chart summarizes the cash flows from operating, investing and financing activities for the three months ended March 31, 2009 ($ in millions):

	For the Three Months Ended March 31,
	2009	2008	Change
Total cash provided by (used for):
Operating activities	$(33.1)	$(31.5)	$(1.6)
Investing activities	(8.7)	(14.1)	5.4
Financing activities	32.6	(.1)	32.5

Decrease in cash and cash equivalents	$(9.2)	$(45.7)	$36.5

Net cash used for operating activities totaled $33.1 million for the first quarter 2009, an increase from $31.5 million used in the first quarter of 2008. The $1.6 million increase in net cash used by operating activities for the 2009 first quarter period compared to the same period in 2008 is primarily due to a $10.6 million decrease in net income offset by the non cash impairment charge of $9.0 million and the following changes in working capital:
•	Trade receivables: Trade receivables were a source of cash totaling $41.0 million in the first quarter 2009 compared to a source of cash totaling $15.8 million in the first quarter 2008. The increase in cash provided of $25.2 million was due to the timing of collections of the trade receivables and lower sales volume in the first three months of 2009 compared to the first three months of 2008.

•	Inventories: Inventories were a use of cash in the first quarter 2009 of $23.2 million compared to cash used of $60.9 million in 2008. The decrease in the net cash used of $37.7 million was due to lower factory inventory levels resulting from the lower production volume during the 2009 first quarter compared to the same period last year.

•	Accounts payable: Accounts payable were a use of cash totaling $11.2 million in the first quarter 2009 compared to cash provided of $32.2 million in the first quarter 2008. The increase in cash used of $43.4 million resulted from the timing of payments made for accounts payable for the first three months of 2009 compared to the same period last year and the lower factory production levels in the 2009 period.

•	Accrued expenses: Accrued expenses were a use of cash in the first quarter 2009 totaling $74.4 million compared to cash used totaling $66.7 million in the first quarter 2008. The increase in the net cash used of $7.7 million resulted from higher payments in the first quarter 2009 primarily for sales promotions and incentives and incentive compensation plans.

Investing activities:
Net cash used for investing activities was $8.7 million for the first quarter 2009 compared to cash used of $14.1 million for the same period in 2008. The primary use of cash for the first three months of 2009 and 2008 was the investment of $13.7 million and $19.8 million, respectively, for the purchase of property and equipment, including new product development tooling.
Financing activities:
Net cash provided by financing activities was $32.6 million for the first quarter 2009 compared to $0.1 million net cash used for financing activities in the same period in 2008. The Company borrowed under the credit agreement net cash of $44.0 million and $60.0 million for the quarters ended March 31, 2009 and 2008, respectively, to fund ongoing operations. The Company paid cash dividends of $12.4 million and $12.8 million in the first quarter of 2009 and 2008, respectively. Common stock repurchased during the first quarter 2009 and 2008 totalled $0.3 million and $48.5 million, respectively.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.94 percent at March 31, 2009). At March 31, 2009, Polaris had total outstanding borrowings under the agreement of $244.0 million. The Company’s debt to total capital ratio was 64 percent at both March 31, 2009 and at March 31, 2008.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap		Notional Amount
entered into	Fixed Rate	(in millions)	Expiration Date
2007	3.92%	$25.0	December 2009
2008	2.69%	$25.0	October 2010
2009	1.34%	$25.0	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on March 31, 2009 was a liability of $1.4 million.
Additionally, at March 31, 2009, Polaris had letters of credit outstanding of $8.3 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 33.7 million shares have been repurchased cumulatively from 1996 through March 31, 2009. Polaris repurchased $0.3 million of stock in the first quarter of 2009, which had no impact on reported earnings per share. The Company has authorization from its Board of Directors to repurchase up to an additional 3.8 million shares of Polaris stock as of March 31, 2009; however, the Company will continue to take a prudent and conservative approach to the stock repurchase program in 2009 until more clarity emerges for the longer term economic outlook. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF.
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at March 31, 2009 was $47.7 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2009, the potential 15 percent aggregate repurchase obligation is approximately $99.4 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At March 31, 2009, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $650.5 million, a two percent decrease from $662.3 million at March 31, 2008. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.
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
Polaris owns approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares. The KTM investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (19.25 Euros as of March 31,

2009). The total fair value of these securities as of March 31, 2009 is $8.8 million. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary; therefore, as of March 31, 2009, the Company recorded a noncash impairment charge on securities held for sale of $9.0 million, pretax, or $0.18 per diluted share to record the decrease in the fair value of the investment in the income statement of the Company.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.
During calendar year 2008, purchases totaling seven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2009 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2008. At March 31, 2009 Polaris had Japanese yen foreign exchange hedging contracts in place through 2009 for a portion of its exposure with notional amounts totaling $11.3 million at an average exchange rate of 97 Japanese Yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the remainder of 2009 when compared to the prior year period.
Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower sales and gross margin levels in the first quarter ended March 31, 2009 when compared to the same period in 2008. At March 31, 2009 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the second quarter 2009 with notional amounts totaling $14.9 million with an average exchange rate of approximately 0.83 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a negative impact on sales and net income for the remainder of 2009 when compared to the same periods in the prior year.
Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the first quarter of 2009 when compared to the same period in 2008. In view of the current exchange rates, Polaris anticipates that the exchange rates for other foreign currencies will have a negative impact on sales and net income for the remainder of 2009 when compared to the same periods in the prior year.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2009 there were derivative contracts in place to hedge a portion of the Company’s aluminum and diesel fuel exposures. The total amount of commodity hedges is not expected to have a material impact on the financial position of the Company.
Adoption of New Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of its critical accounting policies.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities —an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 at the beginning of the first quarter of 2009, and has included the expanded disclosures required by this statement herein.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion on the Company’s market risk.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; and overall economic conditions, including inflation and consumer confidence and spending.
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
PART II. OTHER INFORMATION
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 — 31, 2009	0		0	3,830,000
February 1 — 28, 2009	13,000	21.20	13,000	3,817,000
March 1 — 31, 2009	0		0	3,817,000

Total	13,000	21.20	13,000	3,817,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 33.7 million shares have been repurchased through March 31, 2009. This Program does not have an expiration date.
Item 6 — Exhibits
(a) Exhibits

Exhibit 31.a	—	Certification of Chief Executive Officer — Section 302

Exhibit 31.b	—	Certification of Chief Financial Officer — Section 302

Exhibit 32.a	—	Certification of Chief Executive Officer — Section 906

Exhibit 32.b	—	Certification of Chief Financial Officer — Section 906

Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC.
(Registrant)

Date: May 5, 2009	/s/ Scott W. Wine Scott W. Wine
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009	/s/ Michael W. Malone Michael W. Malone
Vice President — Finance,
Chief Financial Officer, and Secretary
(Principal Financial and Chief Accounting Officer)