Form 10-Q
period 2009-06-30
POLARIS INDUSTRIES INC/MN
filed 2009-08-04
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of July 30, 2009, 32,639,315 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2009

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009
(In Thousands)	(Unaudited)	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$30,036	$27,127
Trade receivables, net	54,027	98,598
Inventories, net	219,645	222,312
Prepaid expenses and other	20,272	14,924
Income taxes receivable	—	4,521
Deferred tax assets	76,042	76,130

Total current assets	400,022	443,612

Property and equipment, net	212,103	215,637
Investments in finance affiliate	43,352	51,565
Investments in manufacturing affiliates	10,656	15,641
Goodwill, net	25,105	24,693

Total Assets	$691,238	$751,148

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$57,313	$115,986
Accrued expenses:
Compensation	30,016	56,567
Warranties	25,372	28,631
Sales promotions and incentives	64,497	75,211
Dealer holdback	53,698	80,941
Other	35,522	42,274
Income taxes payable	15,321	3,373
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	283,589	404,833

Long term income taxes payable	5,106	5,103
Deferred income taxes	3,102	4,185
Borrowings under credit agreement	250,000	200,000

Total liabilities	$541,797	$614,121

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,617 and 32,492 shares issued and outstanding	$326	$325
Additional paid-in capital	—	—
Retained earnings	147,751	140,559
Accumulated other comprehensive income (loss), net	1,364	(3,857)

Total shareholders’ equity	$149,441	$137,027

Total Liabilities and Shareholders’ Equity	$691,238	$751,148

The accompanying footnotes are an integral part of these consolidated statements.
        .

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Sales	$345,896	$455,686	$657,920	$844,370
Cost of Sales	262,632	347,643	498,222	648,232

Gross profit	83,264	108,043	159,698	196,138
Operating expenses
Selling and marketing	28,702	35,188	56,030	64,358
Research and development	15,222	20,236	31,822	39,493
General and administrative	16,235	17,108	30,354	33,031

Total operating expenses	60,159	72,532	118,206	136,882

Income from financial services	3,966	5,243	8,370	12,733

Operating Income	27,071	40,754	49,862	71,989

Non-operating Expense (Income):
Interest expense	1,095	2,482	2,146	5,207
Impairment charge on securities available for sale	—	—	8,952	—
Other expense (income), net	(677)	154	(680)	(909)

Income before income taxes	26,653	38,118	39,444	67,691

Provision for Income Taxes	9,175	13,738	13,508	24,228

Net Income	$17,478	$24,380	$25,936	$43,463

Basic Net Income per share	$0.54	$0.74	$0.80	$1.31

Diluted Net Income per share	$0.53	$0.72	$0.79	$1.27

Weighted average shares outstanding:
Basic	32,381	32,882	32,324	33,292
Diluted	32,990	33,785	32,775	34,159
The accompanying footnotes are an integral part of these consolidated statements.

.
POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months
	Ended June 30,
	2009	2008
Operating Activities:
Net income	$25,936	$43,463
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Noncash impairment charge on securities available for sale	8,952	—
Depreciation and amortization	28,658	27,098
Noncash compensation	4,753	9,880
Noncash (income) from financial services	(2,071)	(2,303)
Noncash (income) loss from manufacturing affiliates	196	(33)
Deferred income taxes	(997)	(4,153)
Changes in current operating items:
Trade receivables	44,571	9,870
Inventories	2,667	(60,054)
Accounts payable	(58,673)	12,254
Accrued expenses	(74,519)	(38,501)
Income taxes payable/receivable	16,472	16,829
Prepaid expenses and others, net	(4,642)	7,454

Net cash (used for) provided by continuing operations	(8,697)	21,804
Net cash flow (used for) discontinued operations	—	(60)

Net cash (used for) provided by operating activities	(8,697)	21,744

Investing Activities:
Purchase of property and equipment	(25,183)	(37,570)
Investments in finance affiliate, net	10,284	10,116

Net cash (used for) investing activities	(14,899)	(27,454)

Financing Activities:
Borrowings under credit agreement	268,000	334,000
Repayments under credit agreement	(218,000)	(273,000)
Repurchase and retirement of common shares	(282)	(85,854)
Cash dividends to shareholders	(24,993)	(25,221)
Tax effect of proceeds from stock based compensation exercises	(427)	2,776
Proceeds from stock issuances under employee plans	2,207	11,637

Net cash provided by (used for) financing activities	26,505	(35,662)

Net increase (decrease) in cash and cash equivalents	2,909	(41,372)

Cash and cash equivalents at beginning of period	27,127	63,281

Cash and cash equivalents at end of period	$30,036	$21,909

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile, off-road vehicles (“ORV”), which includes all terrain vehicles (“ATV”) and side by side vehicles, motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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

Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments: In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the consolidated financial position, results of operations or cash flows as it relates only to additional disclosures. The required disclosures are included in Note 10, “Fair Value Measurements”.

Subsequent Events: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which was effective for interim and annual periods ending after June 15, 2009. SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after an issuer’s most recent balance sheet date, but prior to the issuance of its most recent financial statements, are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new standard effective June 30, 2009 — see Note 11, “Subsequent Events”.

Product Warranties
Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls or service bulletins issued and any significant changes in sales volume.

The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Accrued warranty reserve, beginning	$24,244	$26,816	$28,631	$31,782
Additions charged to expense	9,593	9,093	18,150	18,809
Warranty claims paid	(8,465)	(9,850)	(21,409)	(24,532)

Accrued warranty reserve, ending	$25,372	$26,059	$25,372	$26,059

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

Total share-based compensation expenses are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Option plan	$1,125	$1,743	$2,166	$3,321
Other share-based awards	3,277	2,899	4,580	4,458

Total share-based compensation before tax	4,402	4,642	6,746	7,779
Tax benefit	1,696	1,790	2,600	3,020

Total share-based compensation expense included in net income	$2,706	$2,852	$4,146	$4,759

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.

At June 30, 2009 there was $16,376,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.91 years. Included in unrecognized share-based compensation is $10,569,000 related to stock options and $5,807,000 related to restricted stock.

NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials and purchased components	$23,771	$18,211
Service parts, garments and accessories	68,721	72,896
Finished goods	143,096	148,421
Less: reserves	(15,943)	(17,216)

Inventories	$219,645	$222,312

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.79 percent at June 30, 2009).

As of June 30, 2009, total borrowings under the bank arrangement were $250,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2009, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $573,965,000 which includes $171,479,000 in the Polaris Acceptance portfolio and $402,486,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2009, the potential 15 percent aggregate repurchase obligation is approximately $99,371,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at June 30, 2009 of $43,352,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

In January 2009, a wholly owned subsidiary of Polaris entered into a contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States.

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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and its investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At June 30, 2009, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sale securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). During the first quarter 2009, the total fair value of the KTM shares was below the Company’s cost basis for this investment and the Company determined that the decline in the fair value was other than temporary and, therefore, the Company recorded in the income statement in the first quarter 2009 a non-cash impairment charge on securities held for sale of $8,952,000, pretax, or $0.18 per diluted share. For the second quarter ended June 30, 2009, this investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (16.70 Euros as of June 30, 2009); the total fair value of these securities as of June 30, 2009 is $8,084,000. Based on the adjusted first quarter 2009 cost basis, the resulting unrealized holding losses of $677,000, net of tax of $254,000, are included as a component of Accumulated other comprehensive income (loss) in the June 30, 2009 consolidated balance sheet. The Company has classified this recent impairment as temporary and has recorded the unrealized holding loss as a component of Accumulated other comprehensive income (loss) rather than in the income statement based upon the expected limited duration of the KTM share price decline, the limited amount of the decline from the adjusted cost basis and the Company’s ability and intent to retain this investment.
NOTE 7. Shareholders’ Equity
During the first six months of 2009, Polaris paid $282,000 to repurchase and retire approximately 13,000 shares of its common stock. As of June 30, 2009, the Company has authorization from its Board of Directors to repurchase up to an additional 3,817,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.

Polaris paid a regular cash dividend of $0.39 per share on May 15, 2009 to holders of record on May 1, 2009.

On July 17, 2009, the Polaris Board of Directors declared a regular cash dividend of $0.39 per share payable on or about August 17, 2009 to holders of record of such shares at the close of business on August 3, 2009.
Net Income per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the qualified non-leveraged employee stock ownership plan (“ESOP”) and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-

Employee Director Stock Option Plan (collectively, the “Option Plans”) and the Omnibus Plan and certain shares issued under the Restricted Stock Plan (“Restricted Plan”).
          A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	32,229	32,572	32,182	32,990
Director Plan and Deferred stock units	152	110	142	103
ESOP	—	200	—	199

Common shares outstanding — basic	32,381	32,882	32,324	33,292
Dilutive effect of Restricted Plan and Omnibus Plan	256	162	254	142
Dilutive effect of Option Plans and Omnibus Plan	353	741	197	725

Common and potential common shares outstanding — diluted	32,990	33,785	32,775	34,159

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$17,478	$24,380	$25,936	$43,463
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $2,243 and $3,533 for the 2009 second quarter and year-to-date periods, respectively	4,222	394	(1,475)	6,809
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax of $2,277 for the 2009 year-to-date period	—	—	6,675	—
Unrealized loss on available for sale securities, net of tax benefit of $254 for both 2009 second quarter and year-to-date periods	(423)	(520)	(423)	(1,479)
Unrealized gain on derivative instruments, net of tax of $99 and $267 for the 2009 second quarter and year-to-date periods, respectively	164	152	444	2,967

Comprehensive income	$21,441	$24,406	$31,157	$51,760

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Available for	Cash flow	Accumulated other
	Foreign	sale equity	hedging	comprehensive
	currency items	securities	derivatives	income (loss)
Balance at December 31, 2008	$3,746	$(6,675)	$(928)	$(3,857)
Reclassification to the income statement	—	6,675	(732)	5,943
Change in fair value, net of tax	(1,475)	(423)	1,176	(722)

Balance at June 30, 2009	$2,271	$(423)	$(484)	$1,364

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At June 30, 2009, Polaris had open Japanese Yen contracts with notional amounts totaling U.S. $4,640,000 and an unrealized gain of $66,000, open Canadian dollar contracts with notional amounts totaling U.S. $67,348,000 and a net unrealized gain of $656,000, and open Australian Dollar contracts with notional amounts totaling $3,334,000 and an unrealized loss of $420,000. These contracts, with maturities through December 2009, met the criteria for cash flow hedges, and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The Company had no open Euro or other foreign currency derivative contracts in place at June 30, 2009.

Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2007	3.92%	$25,000,000	December 2009
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on June 30, 2009 was a liability of $1,078,000.

Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2009 and metric tons of aluminum for 2010. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting. The fair value of the commodity derivative contracts was a net asset of $582,000 as of June 30, 2009.

The table below summarizes the carrying values of derivative instruments as of June 30, 2009 (in thousands):

	Fair Value -	Fair Value -	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts (1)	—	$(1,078)	$(1,078)
Foreign exchange contracts (2)	1,667	(1,365)	302

Total derivatives designated as hedging instruments under SFAS 133	$1,667	$(2,443)	$(776)

Commodity contracts (2)	$614	$(32)	$582

Total derivatives not designated as hedging instruments under SFAS 133	$614	$(32)	$582

Total Derivatives	$2,281	$(2,475)	$(194)

(1)	Included in “Other Current Liabilities” on the Company’s consolidated balance sheet.

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Other Current Liabilities” on the Company’s consolidated balance sheet.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in the other comprehensive income (loss) for the three and six months ended June 30, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on
	Derivative (Effective Portion)
Derivatives in SFAS 133 Cash Flow	Three months ended	Six months ended
Hedging Relationships	June 30, 2009	June 30, 2009
Interest rate contracts	$199	$255
Foreign currency contracts	(35)	189

Total	$164	$444

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the three and six month periods ended June 30, 2009 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss)
	Reclassified from Accumulated OCI	Reclassified from Accumulated OCI
	Into Income	into Income
Derivatives in SFAS 133 Cash Flow		Three months ended	Six months ended
Hedging Relationships		June 30, 2009	June 30, 2009
Interest rate contracts	Interest Expense	$(405)	$(732)
Foreign currency contracts	Other income, net	369	369
Foreign currency contracts	Cost of Sales	(116)	(116)

Total		$(152)	$(479)

The net amount of the existing gains or losses at June 30, 2009 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three and six months ended June 30, 2009.

The Company recognized gains of $996,000 and $1,135,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and six month periods ended June 30, 2009, respectively.

NOTE 10. Fair Value Measurements
FASB Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its investment in KTM and non-qualified deferred compensation assets and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 9 for additional details). Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Asset (Liability), net
Investment in KTM	$8,084	$8,084	$—	$—
Non-qualified deferred compensation assets	2,554	2,554	—	—
Interest rate swap agreements	(1,078)	—	(1,078)	—
Foreign exchange contracts, net	302	—	302	—
Commodity contracts, net	582	—	582	—

Total	$10,444	$10,638	$(194)	$—

The fair value of cash, trade receivables and borrowings under credit agreement approximates current value.
NOTE 11. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through August 4, 2009, which represents the issue date of this Form 10-Q. As of August 4, 2009, there were no subsequent events which required recognition or disclosure in the consolidated financial statements.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”), for the quarter and year-to-date periods ended June 30, 2009. Due to the seasonality of the snowmobile, off-road vehicle (“ORV”), motorcycle and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the second quarter ended June 30, 2009, Polaris reported net income of $17.5 million, or $0.53 per diluted share, driven by a 40 basis point increase in its gross profit margin percentage. By comparison, 2008 second quarter net income was $24.4 million, or $0.72 per diluted share. Sales for the second quarter 2009 totaled $345.9 million, a decrease of 24 percent from second quarter 2008 sales of $455.7 million. For the year-to-date period ended June 30, 2009, Polaris reported net income of $25.9 million, or $0.79 per diluted share, compared to net income of $43.5 million, or $1.27 per diluted share for the same period last year. Sales for the 2009 year-to-date period totaled $657.9 million, a decrease of 22 percent from sales of $844.4 million during the same period last year.

While the challenging economic environment continued to be a headwind in the quarter, the Company remained on strategy and executed its business plans. The gross profit margin percentage expanded in the second quarter 2009 when compared to last year, primarily through lower commodity costs, product cost production activities, a flexible manufacturing process and highly variable cost structure. Polaris gained market share in the ORV business during the second quarter 2009, resulting in further decreases in ATV dealer inventories. The further weakness in the motorcycle industry retail sales put additional pressure on the Victory business, which performed below expectations for the second quarter in a row. The Company is taking significant steps which it anticipates will improve the Victory business and also announced the newest addition to its On-Road business with the introduction of Polaris’ first low emission vehicle. This is an important step for Polaris in both broadening its product line and developing new technology offerings for the Company’s future.
Results of Operations
Sales:

Sales were $345.9 million in the second quarter 2009, a 24 percent decrease from $455.7 million in sales for the same period in 2008. Sales for the year-to-date period ended June 30, 2009 were $657.9 million, a 22 percent decrease from $844.4 million in sales for the same period in 2008.

The following table is an analysis of the percentage change in total Company sales for the 2009 second quarter and year-to-date periods compared to the same periods of 2008:

	Percent Change in Total Company Sales Compared to
	2008 periods
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Volume	-34%	-33%
Product mix and price	14%	15%
Currency	-4%	-4%

Total	-24%	-22%

Volume for the 2009 second quarter and year-to-date periods decreased 34 percent and 33 percent, respectively, compared to the same periods last year, as the Company shipped significantly fewer ORVs, snowmobiles and Victory motorcycles to dealers given the weakening consumer retail environment in North America and internationally. Product mix and price increased for the 2009 second quarter and year-to-date periods compared to the same periods last year, primarily due to the positive benefit of a greater number of side-by-side vehicles sold to dealers, which typically have a higher selling price than core ATVs, and select selling price increases on several of the model year 2009 products. Unfavorable movements in currency rates for both the 2009 second quarter and year-to-date periods decreased sales four percent compared to the same periods in 2008 due to the change in the currency rates and their effect on the Company’s Canadian and other foreign subsidiaries when translated to U.S. dollars. Total Company sales by product line are as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent		Percent	Dollar		Percent		Percent	Dollar
		of Total		of Total	Percent		of Total		of Total	Percent
(in millions)	2009	Sales	2008	Sales	Change	2009	Sales	2008	Sales	Change
Off-Road Vehicles	$261.7	76%	$350.3	77%	-25%	$477.2	73%	$614.8	73%	-22%
Snowmobile	7.4	2%	6.0	1%	23%	15.6	2%	15.4	2%	1%
Victory Motorcycles	10.5	3%	23.4	5%	-55%	24.3	4%	50.8	6%	-52%
PG&A	66.3	19%	76.0	17%	-13%	140.8	21%	163.4	19%	-14%

Total Sales	$345.9	100%	$455.7	100%	-24%	$657.9	100%	$844.4	100%	-22%

ORV (off-road vehicle) sales, which included sales of both core ATVs (all-terrain vehicles) and RANGER™ side-by-side vehicles, during the second quarter 2009 decreased 25 percent from the second quarter 2008. This decrease reflects the continued weakness in the consumer retail environment, as dealers continued to reduce core ATV orders in an effort to reduce inventory levels. As a result, ATV dealer inventory levels in North America finished 18 percent lower at the end of the second quarter 2009 than at the end of the second quarter 2008. Although side-by-side vehicle retail sales, as expected, were also lower during the second quarter 2009 compared to the second quarter 2008, resulting in lower shipments of side-by-side vehicles, the decline was less than the core ATV retail sales declines. Dealer inventories for side-by-side vehicles are higher than a year ago, but lower than at the end of the first quarter 2009. International ORV sales also declined in the second quarter 2009, down 33 percent when compared to the second quarter 2008, as the weakening economic environment and currency rates negatively impacted Polaris sales in markets outside of North America. Year-to-date 2009 ORV sales decreased 22 percent from the same period in 2008 to a total of $477.2 million. For the second quarter ended June 30, 2009, the average ORV per unit sales price increased ten percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models and select selling price increases on several of the model year 2009 products.

Snowmobile sales totaled $7.4 million for the 2009 second quarter compared to $6.0 million for the second quarter of 2008. The second quarter is historically a seasonally low quarter for snowmobile shipments, as deliveries to dealers ramp up in the second half of the calendar year. For the year-to-date 2009 period, snowmobile sales were $15.6 million, a one percent increase compared to the same period last year. The average snowmobile per unit sales price for the second quarter of 2009 increased 37 percent compared to the same period last year primarily due to the mix of products shipped.

Sales of Victory motorcycles to dealers decreased 55 percent to $10.5 million during the second quarter of 2009 when compared to the same period in 2008. Year-to-date 2009 Victory motorcycle sales decreased 52 percent compared to the comparable period of 2008, to a total of $24.3 million. The decrease for the 2009 second quarter and year-to-date periods reflects the planned reduction in shipments of Victory motorcycles to dealers in North America in response to dealers’ efforts to further reduce their inventory levels as well as the weakening North American motorcycle industry retail sales environment. Dealer inventory levels of Victory motorcycles are 24 percent lower at the end of the second quarter 2009 than at the end of the second quarter 2008. The average per unit sales price for Victory motorcycles decreased 15 percent during the second quarter 2009 compared to the same period in 2008 due to increased sales promotions and incentives.

PG&A (parts, garments, and accessories) sales decreased 13 percent to $66.3 million during the second quarter 2009 compared to the same period of last year. Year-to-date sales decreased 14 percent compared to the same period last year to $140.8 million. The decrease for the 2009 second quarter and year-to-date periods was driven primarily by the lower retail sales of Polaris vehicles during 2009.

Sales by geographic region for the second quarter and year-to-date periods were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent		Percent			Percent		Percent
		of		of	Dollar		of		of	Dollar
		Total		Total	Percent		Total		Total	Percent
($ in millions)	2009	Sales	2008	Sales	Change	2009	Sales	2008	Sales	Change
United States	$232.6	67%	$312.9	69%	-26%	$455.4	69%	$579.8	68%	-21%
Canada	54.6	16%	59.0	13%	-8%	90.4	14%	106.9	13%	-15%
Other foreign countries	58.7	17%	83.8	18%	-30%	112.1	17%	157.7	19%	-29%

Total Sales	$345.9	100%	$455.7	100%	-24%	$657.9	100%	$844.4	100%	-22%

Significant regional trends were as follows:

United States:

Net sales in the United States for the second quarter 2009 decreased 26 percent compared to the second quarter of 2008. Net sales in the United States during the six months ended June 30, 2009 decreased 21 percent compared to the same period in 2008. A decline in shipments for all businesses accounted for the decrease for the 2009 second quarter and year-to-date periods. The United States represented 67 percent of total Company sales in the 2009 second quarter compared to 69 percent of total Company sales for the 2008 second quarter. The United States represented 69 percent of total Company sales for the first six months ended June 30, 2009 compared to 68 percent of total Company sales for the first six months of 2008.

Canada:

Canadian sales decreased 8 percent and 15 percent for the 2009 second quarter and year-to-date periods, respectively, as compared to the same periods in 2008. Unfavorable currency rates accounted for 13 percent and 16 percent of the decrease for the 2009 second quarter and year-to-date periods, respectively, as compared to the same periods in 2008, offset by mix changes as more side- by-side vehicles were shipped in the 2009 second quarter and year-to-date periods than in the same periods last year.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, decreased 30 percent and 29 percent for the 2009 second quarter and year-to-date periods, respectively, as compared to the same periods in 2008. Unfavorable currency rates accounted for 12 percent of the change for both the 2009 second quarter and year-to-periods as compared to the same periods in 2008. The remainder of the decrease in sales was primarily driven by volume declines related to the globally weak economic environment.
Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the second quarter and year-to-date periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2009	2008	Change	2009	2008	Change
Gross profit dollars	$83.3	$108.0	-23%	$159.7	$196.1	-19%

Percentage of sales	24.1%	23.7%	+40 basis points	24.3%	23.2%	+110 basis points
Gross profit, as a percentage of sales, was 24.1 percent and 24.3 percent for the 2009 second quarter and year-to-date periods, respectively, an increase of 40 basis points and 110 basis points from the same periods last year. Gross profit dollars decreased 23 percent and 19 percent to $83.3 million and $159.7 million for the 2009 second quarter and year-to-date periods compared to the same periods in 2008, respectively. The increase in the gross profit margin percentage during the 2009 second quarter and year-to-date periods resulted primarily from lower commodity costs, a favorable product mix change given the relatively lower declines in shipments of higher-margin side-by-side vehicles, increased prices and lower core ATV promotional costs, partially offset by unfavorable currency rate movements. Gross profit in absolute dollars decreased for the 2009 periods due to lower sales.

Operating expenses:

The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the second quarter and year-to-date periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2009	2008	Change	2009	2008	Change
Selling and marketing	$28.7	$35.2	-18%	$56.0	$64.4	-13%
Research and development	15.2	20.2	-25%	31.8	39.5	-19%
General and administrative	16.3	17.1	-5%	30.4	33.0	-8%

Total operating expenses	$60.2	$72.5	-17%	$118.2	$136.9	-14%

Percentage of sales	17.4%	15.9%	+150 basis points	18.0%	16.2%	+180 basis points

Operating expenses for the 2009 second quarter and year-to-date periods decreased 17 percent and 14 percent to $60.2 million and $118.2 million, respectively, compared to $72.5 million and $136.9 million for the same periods in 2008. Operating expenses in absolute dollars for the 2009 second quarter and year-to-date periods decreased due to operating cost control measures taken and the reduction in incentive compensation plan expenses resulting from the Company’s lower stock price and expected lower profitability in 2009. Operating expenses as a percentage of sales increased to 17.4 percent and 18.0 percent for the 2009 second quarter and year to date periods, respectively, an increase from 15.9 percent and 16.2 percent for the same periods in 2008 due primarily to lower sales volume during the 2009 second quarter and year-to-date periods, which was partially offset by the implementation of operating expense control measures.
Income from financial services:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2009	2008	Change	2009	2008	Change
Equity in earnings of Polaris Acceptance	$0.9	$1.0	-10%	$2.1	$2.3	-9%
Income from Securitization Facility	2.2	2.3	-4%	4.7	4.8	-2%
Income from retail credit agreements	0.3	1.2	-75%	0.4	4.4	-91%
Income from other financial services activities	0.6	0.7	-14%	1.2	1.2	—

Total income from financial services	$4.0	$5.2	-24%	$8.4	$12.7	-34%

Income from financial services decreased 24 percent to $4.0 million in the 2009 second quarter compared to $5.2 million in the 2008 second quarter. Income from financial services decreased 34 percent to $8.4 million for the six months ended June 30, 2009 from $12.7 million for the same period of 2008. The decrease for the 2009 second quarter and year-to-date periods was primarily due to the Company’s revolving retail credit provider, HSBC, eliminating the volume-based fee income payment to Polaris in the first quarter 2008 and lower penetration levels in 2009 (as discussed in more detail in the “Liquidity and Capital Resources” section below).
Interest expense
Interest expense decreased to $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively, compared to $2.5 million and $5.2 million for the same periods of 2008, due to lower interest rates on the Company’s bank borrowings during the 2009 period.
Noncash Impairment charge on securities available for sale
The noncash Impairment charge on securities available for sale recorded in the first quarter 2009 was $9.0 million, pretax, or $0.18 per diluted share. The securities available for sale relate to the Company’s KTM investment which had a fair value equal to the trading price of KTM shares on the Vienna stock exchange (19.25 Euros at March 31, 2009). The total fair value of these securities as of March 31, 2009 was $8.8 million which was below the Company’s cost basis for this investment at that time. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary and therefore recorded the unrealized non-cash impairment charge in the income statement.
Other expense/income, net
Non-operating other expense/income was $0.7 million of income in the second quarter of 2009 compared to $0.2 million of expense for the same period in 2008. The change was primarily due to the movement of the U.S. dollar and the resulting effects of foreign currency transactions related to the international subsidiaries. Year-to-date non-operating other expense/income was $0.7 million of income compared to $0.9 million of income for the same period in 2008.
Provision for income taxes
The income tax provision for the second quarter 2009 was recorded at a rate of 34.4 percent of pretax income compared to 36.0 percent of pretax income for the second quarter 2008. Year-to-date the income tax provision for 2009 was recorded at a rate of 34.2 percent of pretax income compared to 35.8 percent of pretax income for the 2008 year-to-date period. The lower income tax rate for the 2009 second quarter and year-to-date periods resulted from the federal research and development tax credit, which had not been extended by the U.S. Congress until the fourth quarter 2008.

Reported Net Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions except per share data)	2009	2008	Change	2009	2008	Change
Net Income	$17.5	$24.4	-28%	$25.9	$43.5	-40%
Diluted net income per share	$0.53	$0.72	-26%	$0.79	$1.27	-38%
Reported net income for the second quarter 2009 was $17.5 million, or $0.53 per diluted share, compared to $24.4 million or $0.72 per diluted share for the second quarter 2008. Year-to-date 2009 reported net income was $25.9 million, or $0.79 per diluted share, compared to $43.5 million or $1.27 per diluted share for the 2008 period. The decrease for the 2009 second quarter and year-to-date periods is primarily due to lower sales volume.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the second quarter ended June 30, 2009 of 33.0 million shares is down two percent compared to the comparable period in 2008. For the year-to-date 2009 period, the weighted average diluted shares outstanding of 32.8 million shares is down four percent compared to the comparable period in 2008.
Cash Dividends
Polaris paid a $0.39 per share dividend on May 15, 2009 to shareholders of record on May 1, 2009. On July 17, 2009, the Polaris Board of Directors declared a regular cash dividend of $0.39 per share payable on or about August 17, 2009 to holders of record of such shares at the close of business on August 3, 2009.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

The following chart summarizes the cash flows from operating, investing and financing activities for the six months ended June 30, 2009 ($ in millions):

	For the Six Months Ended June 30,
	2009	2008	Change
Total cash provided by (used for):
Operating activities	$(8.7)	$21.7	$(30.4)
Investing activities	(14.9)	(27.4)	12.5
Financing activities	26.5	(35.7)	62.2

Increase/(Decrease) in cash and cash equivalents	$2.9	$(41.4)	$44.3

Net cash used for operating activities totaled $8.7 million for the six months ended June 30, 2009, compared to $21.7 million cash provided in the same period of 2008. The $30.4 million decrease in net cash provided by operating activities for the six months ended June 30, 2009 compared to the same period in 2008 is primarily due to a $17.5 million decrease in net income offset by the non-cash impairment charge of $9.0 million and by the following changes in working capital:
•	Trade receivables: Trade receivables were a source of cash totaling $44.6 million for the six months ended June 30, 2009 compared to a source of cash totaling $9.9 million in the same period of 2008. The increase in cash provided of $34.7 million was due to the timing of collections of the trade receivables and lower international sales in the first six months of 2009 compared to the first six months of 2008.
•	Inventories: Inventories were a source of cash for the six months ended June 30, 2009 of $2.7 million compared to a use of cash of $60.1 million in the same period of 2008. The decrease in the net use of cash of $62.8 million was due to lower factory inventory levels resulting from the lower production volume during the first six months of 2009 and improved supply chain and manufacturing flexibility compared to the same period last year.
•	Accounts payable: Accounts payable were a use of cash totaling $58.7 million for the six months ended June 30, 2009 compared to a source of cash of $12.3 million in the same period of 2008. The increase in cash used of $71.0 million resulted from the timing of payments made for accounts payable for the first six months of 2009 compared to the same period last year and the lower factory production and inventory levels in the 2009 period.
•	Accrued expenses: Accrued expenses were a use of cash for the six months ended June 30, 2009 totaling $74.5 million compared to cash used totaling $38.5 million in the same period of 2008. The increase in the net cash used of $36.0 million resulted from higher payments for the first six months of 2009 primarily for sales promotions and incentives, dealer holdback and incentive compensation plans.
Investing activities:

Net cash used for investing activities was $14.9 million for the six months ended June 30, 2009 compared to cash used of $27.4 million for the same period in 2008. The primary use of cash for the first six months of 2009 and 2008 was the investment of $25.2 million and $37.6 million, respectively, for the purchase of property and equipment, including new product development tooling.

Financing activities:

Net cash provided from financing activities was $26.5 million for the first six months of 2009 compared to $35.7 million net cash used for financing activities in the same period in 2008. The Company borrowed under the credit agreement net cash of $50.0 million and $61.0 million through the first six months of 2009 and 2008, respectively. The Company paid cash dividends of $25.0 million and $25.2 million through the second quarter of 2009 and 2008, respectively. Common stock repurchased for the first six months of 2009 and 2008 totalled $0.3 million and $85.9 million, respectively.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.79 percent at June 30, 2009). At June 30, 2009, Polaris had total outstanding borrowings under the agreement of $250.0 million. The Company’s debt to total capital ratio was 63 percent and 65 percent at June 30, 2009 and 2008, respectively.

Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap		Notional Amount
entered into	Fixed Rate	(in millions)	Expiration Date
2007	3.92%	$25.0	December 2009
2008	2.69%	$25.0	October 2010
2009	1.34%	$25.0	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on June 30, 2009 was a liability of $1.1 million.

Additionally, at June 30, 2009, Polaris had letters of credit outstanding of $11.0 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 33.7 million shares have been repurchased cumulatively from 1996 through June 30, 2009. Polaris repurchased no shares of common stock in the second quarter of 2009. The Company has authorization from its Board of Directors to repurchase up to an additional 3.8 million shares of Polaris stock as of June 30, 2009; however, the Company will continue to take a prudent and conservative approach to the stock repurchase program in 2009 until more clarity emerges for the longer term economic outlook. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.

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

Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at June 30, 2009 was $43.4 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2009, the potential 15 percent aggregate repurchase obligation is approximately $99.4 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At June 30, 2009, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $574.0 million, a five percent decrease from $603.1 million at June 30, 2008. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership. Polaris has agreed to an increase in the interest rate paid to Polaris Acceptance by both Polaris and the dealers in the United States effective in the second half of 2009. This interest rate increase was agreed to recognizing the increasing funding cost environment for GECDF’s debt which finances the portfolio and GECDF’s desire to maintain an acceptable level of return from the Polaris Acceptance partnership. These changes are not expected to have a material impact on Polaris’ results of operations for the balance of calendar year 2009.

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The current contract removes all credit, interest rate and funding risk to Polaris and also eliminates the need for Polaris to maintain a retail credit cash deposit with HSBC. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. The Company also encouraged its dealers to increase utilization of the installment retail credit agreements between the Company and GE Bank and Sheffield. Management currently anticipates that the elimination of the volume based fee by Polaris will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank currently makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products.

In January 2009, a wholly owned subsidiary of Polaris entered into a contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States.

Polaris owns approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sale securities under FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary and recorded a noncash impairment charge on securities available for sale of $9.0 million, pretax, or $0.18 per diluted share to record the decrease in the fair value of the investment in the income statement of the Company. As of June 30, 2009, the KTM investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (16.70 Euros as of June 30, 2009). The total fair value of these securities as of June 30, 2009 is $8.1 million. In accordance with SFAS 115, as of June 30, 2009, the Company assessed the situation where the fair value of the KTM shares has dropped below the 2009 first quarter adjusted cost basis and, therefore, unrealized holding losses of $0.7 million, net of tax of $0.3 million, are included as a component of Accumulated other comprehensive income (loss) in the June 30, 2009 consolidated balance sheet. Based upon the expected limited duration of the KTM share price decline, the limited amount of the decline from the adjusted cost basis and the Company’s ability and intent to retain this investment, the Company has classified this recent impairment as temporary and has recorded the unrealized holding loss as a component of Accumulated other comprehensive income (loss) rather than in the income statement.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.

During calendar year 2008, purchases totaling seven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter and year-to-date periods ended June 30, 2009 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2008. At June 30, 2009 Polaris had Japanese yen foreign exchange hedging contracts in place through 2009 for a portion of its exposure with notional amounts totaling $4.6 million at an average exchange rate of 98 Japanese Yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the second half of 2009 when compared to the prior year period.

Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower sales and gross margin levels in the second quarter and year-to-date periods ended June 30, 2009 when compared to the same periods in 2008. At June 30, 2009 Polaris had open Canadian dollar foreign exchange hedging contracts in place through 2009 with notional amounts totaling $67.3 million with an average exchange rate of approximately 0.87 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a negative impact on sales and net income for the second half of 2009 when compared to the same period in the prior year.

Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the second quarter and year-to-date periods of 2009 when compared to the same periods in

2008. In view of the current exchange rates, Polaris anticipates that the exchange rates for other foreign currencies will have a negative impact on sales and net income for the second half of 2009 when compared to the same period in the prior year.

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

Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2009 there were derivative contracts in place to hedge a portion of the Company’s aluminum and diesel fuel exposures during 2009 and 2010 periods. The total amount of commodity hedges is not expected to have a material impact on the financial position of the Company.
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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements as it relates only to additional disclosures. The required disclosures are included in Note 10, “Fair Value Measurements”.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which was effective for interim and annual periods ending after June 15, 2009. SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after an issuer’s most recent balance sheet date, but prior to the issuance of its most recent financial statements, are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new standard effective June 30, 2009 — see Note 11, “Subsequent Events”.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion on the Company’s market risk.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; and overall economic conditions, including inflation, consumer confidence and spending and relationships with dealers and suppliers.
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

PART II. OTHER INFORMATION

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 — 30, 2009	0		0	3,817,000
May 1 — 31, 2009	0		0	3,817,000
June 1 — 30, 2009	0		0	3,817,000

Total	0		0	3,817,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 33.7 million shares have been repurchased through June 30, 2009. This Program does not have an expiration date.

Item 4	— Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of shareholders on April 30, 2009. Proxies for matters to be voted upon at the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the annual meeting:
1.	To elect the following nominee as a Class I member of the board of directors of the Company for a one year term and until his successor is duly elected and qualified:

	Votes For	Withheld Authority
Scott W. Wine	28,016,865	596,310
To elect the following nominees as Class III members of the board of directors of the Company for a three year term and until their successors are duly elected and qualified:

	Votes For	Withheld Authority
Annette K. Clayton	28,110,894	502,281
Gregory R. Palen	28,024,180	588,995
John P. Wiehoff	27,883,031	730,144
The terms of the following directors continued after the annual meeting: Andris A. Baltins, Robert L. Caulk, Thomas C. Tiller, John R. Menard, Jr., R.M. (Mark) Schreck and William Grant Van Dyke. Mr. Tiller tendered his resignation as a director following the annual meeting as reported on a Form 8-K Current Report filed with the Commission on April 30, 2009.

2.	To approve amendments to the Polaris Industries Inc. Deferred Compensation Plan for Directors to (i) increase the reserve by 50,000 shares and (ii) extend the term of the plan to May 31, 2020:

Votes For	Votes Against	Abstentions	Broker Non-Vote
20,784,337	1,664,330	183,712	5,980,795
3.	To approve amendments to the Polaris Industries Inc. 2007 Omnibus Incentive Plan to increase the reserve for all awards under the plan by 1,000,000 shares:

Votes For	Votes Against	Abstentions	Broker Non-Vote
18,859,037	3,587,984	185,359	5,980,795

4.	To reapprove the material performance terms and approve additional business criteria under the Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
21,376,457	7,008,837	227,881	0
5.	To reapprove the material performance terms and approve additional business criteria under the Polaris Industries Inc. Long Term Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
21,504,820	6,879,443	228,912	0
6.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009:

Votes For	Votes Against	Abstentions	Broker Non-Vote
28,413,567	117,955	81,653	0

Item 6	— Exhibits
(a) Exhibits

Exhibit 10.a	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2009.

Exhibit 10.b	Polaris Industries Inc. 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2009.

Exhibit 10.c	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2009.

Exhibit 10.d	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated, incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2009.

Exhibit 31.a	Certification of Chief Executive Officer — Section 302

Exhibit 31.b	Certification of Chief Financial Officer — Section 302

Exhibit 32.a	Certification of Chief Executive Officer — Section 906

Exhibit 32.b	Certification of Chief Financial Officer — Section 906

Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: August 4, 2009	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)