Form 10-Q
period 2009-09-30
POLARIS INDUSTRIES INC/MN
filed 2009-10-30
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of October 23, 2009, 32,700,132 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2009

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009
(In Thousands)	(Unaudited)	December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$72,763	$27,127
Trade receivables, net	88,073	98,598
Inventories, net	220,836	222,312
Prepaid expenses and other	18,498	14,924
Income taxes receivable	—	4,521
Deferred tax assets	78,199	76,130

Total current assets	478,369	443,612

Property and equipment, net	203,901	215,637
Investments in finance affiliate	40,847	51,565
Investments in manufacturing affiliates	11,262	15,641
Goodwill, net	25,589	24,693

Total Assets	$759,968	$751,148

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$109,796	$115,986
Accrued expenses:
Compensation	44,858	56,567
Warranties	28,206	28,631
Sales promotions and incentives	77,345	75,211
Dealer holdback	55,620	80,941
Other	42,618	42,274
Income taxes payable	17,933	3,373
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	378,226	404,833
Long term income taxes payable	4,481	5,103
Deferred income taxes	43	4,185
Borrowings under credit agreement	200,000	200,000

Total liabilities	$582,750	$614,121

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,663 and 32,492 shares issued and outstanding	$327	$325
Additional paid-in capital	—	—
Retained earnings	169,755	140,559
Accumulated other comprehensive income (loss), net	7,136	(3,857)

Total shareholders’ equity	$177,218	$137,027

Total Liabilities and Shareholders’ Equity	$759,968	$751,148

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Sales	$436,197	$580,281	$1,094,117	$1,424,651
Cost of Sales	331,286	449,956	829,508	1,098,188

Gross profit	104,911	130,325	264,609	326,463
Operating expenses
Selling and marketing	27,338	39,692	83,368	104,050
Research and development	15,305	19,638	47,127	59,131
General and administrative	20,545	19,674	50,899	52,705

Total operating expenses	63,188	79,004	181,394	215,886
Income from financial services	3,922	4,476	12,292	17,209

Operating Income	45,645	55,797	95,507	127,786
Non-operating Expense (Income):
Interest expense	1,059	2,617	3,205	7,824
Impairment charge on securities available for sale	—	—	8,952	—
Other expense (income), net	(1,322)	(150)	(2,002)	(1,059)

Income before income taxes	45,908	53,330	85,352	121,021
Provision for Income Taxes	14,737	15,638	28,245	39,866

Net Income	$31,171	$37,692	$57,107	$81,155

Basic Net Income per share	$0.96	$1.16	$1.76	$2.46

Diluted Net Income per share	$0.94	$1.13	$1.73	$2.40

Weighted average shares outstanding:
Basic	32,423	32,384	32,357	32,989
Diluted	33,244	33,275	32,931	33,865
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Nine Months
	Ended September 30,
	2009	2008
Operating Activities:
Net income	$57,107	$81,155
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash impairment charge on securities available for sale	8,952	—
Depreciation and amortization	46,650	45,383
Noncash compensation	7,388	14,437
Noncash income from financial services	(2,976)	(3,346)
Noncash loss from manufacturing affiliates	306	74
Deferred income taxes	(6,212)	(7,642)
Changes in current operating items:
Trade receivables	10,524	5,609
Inventories	1,476	(49,977)
Accounts payable	(6,190)	61,460
Accrued expenses	(34,977)	(17,337)
Income taxes payable	18,459	3,238
Prepaid expenses and others, net	1,946	(746)

Net cash provided by continuing operations	102,453	132,308
Net cash flow (used for) discontinued operations	—	(60)

Net cash provided by operating activities	102,453	132,248
Investing Activities:
Purchase of property and equipment	(35,214)	(58,892)
Investments in finance affiliate, net	13,694	11,615

Net cash (used for) investing activities	(21,520)	(47,277)
Financing Activities:
Borrowings under credit agreement	364,000	584,000
Repayments under credit agreement	(364,000)	(564,000)
Repurchase and retirement of common shares	(400)	(102,871)
Cash dividends to shareholders	(37,574)	(37,449)
Tax effect of proceeds from stock based compensation exercises	(336)	2,883
Proceeds from stock issuances under employee plans	3,013	12,347

Net cash (used for) financing activities	(35,297)	(105,090)

Net increase (decrease) in cash and cash equivalents	45,636	(20,119)
Cash and cash equivalents at beginning of period	27,127	63,281

Cash and cash equivalents at end of period	$72,763	$43,162

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile; off-road vehicles (“ORV”), which includes all terrain vehicles (“ATV”) and side by side vehicles; on-road vehicles, which is primarily comprised of motorcycles and neighborhood electric vehicles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
New Accounting Pronouncements
Accounting Standards Codification™: The Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) and hierarchy of generally accepted accounting principles will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this new standard effective September 30, 2009.
Disclosures about Derivative Instruments and Hedging Activities: On January 1, 2009, Polaris adopted ASC Topic 815 (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as amended). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The required disclosures are included in Note 9, “Derivative Instruments and Hedging Activities”.
Interim Disclosures about Fair Value of Financial Instruments: The Company adopted ASC Topic 825 (originally issued as FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” as amended, in the quarter ended June 30, 2009. ASC 825 requires entities to provide disclosures about fair value of financial instruments in interim financial information. It is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. There was no impact on the consolidated financial position, results of operations or cash flows as it relates only to additional disclosures. The required disclosures are included in Note 10, “Fair Value Measurements”.
Subsequent Events: The Company adopted ASC Topic 855 (originally issued as SFAS No. 165, “Subsequent Events”) in the quarter ended June 30, 2009. ASC 855 requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued — see Note 11, “Subsequent Events”.
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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Accrued warranty reserve, beginning	$25,372	$26,059	$28,631	$31,782
Additions charged to expense	10,711	9,887	28,861	28,696
Warranty claims paid	(7,877)	(8,292)	(29,286)	(32,824)

Accrued warranty reserve, ending	$28,206	$27,654	$28,206	$27,654

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
Total share-based compensation expenses are as follows (in thousands):

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Option plan	$1,304	$1,173	$3,470	$4,493
Other share-based awards	4,124	4,963	8,704	9,421

Total share-based compensation before tax	5,428	6,136	12,174	13,914
Tax benefit	2,097	2,354	4,697	5,373

Total share-based compensation expense included in net income	$3,331	$3,782	$7,477	$8,541

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2009 there was $14,228,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.68 years. Included in unrecognized share-based compensation is $9,404,000 related to stock options and $4,824,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials and purchased components	$33,727	$18,211
Service parts, garments and accessories	64,248	72,896
Finished goods	138,832	148,421
Less: reserves	(15,971)	(17,216)

Inventories	$220,836	$222,312

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.75 percent at September 30, 2009).
As of September 30, 2009, total borrowings under the bank arrangement were $200,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” in accordance with ASC Topic 860, (originally issued as SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at September 30, 2009, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $562,861,000 which includes $168,599,000 in the Polaris Acceptance portfolio and $394,262,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2009, the potential 15 percent aggregate repurchase obligation is approximately $99,371,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ total investment in Polaris Acceptance at September 30, 2009 of $40,847,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. Polaris is paid a modest fee based on the volume of business GE Bank originates. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States for a modest fee paid to Polaris based on the volume of business Sheffield originates. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and its investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At September 30, 2009, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sale securities under ASC Topic 320 (originally issued as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”). During the first quarter 2009, the total fair value of the KTM shares was below the Company’s cost basis for this investment and the Company determined that the decline in the fair value was other than temporary and, therefore, the Company recorded in the income statement in the first quarter 2009 a non-cash impairment charge on securities held for sale of $8,952,000, pretax, or $0.18 per diluted share. For the third quarter ended September 30, 2009, this investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (17.50 Euros as of September 30, 2009); the total fair value of these securities as of September 30, 2009 is $8,800,000. Based on the adjusted first quarter 2009 cost basis, the resulting unrealized holding gain of $39,000, net of tax of $15,000, is included as a component of Accumulated other comprehensive income (loss) in the September 30, 2009 consolidated balance sheet.
NOTE 7. Shareholders’ Equity
During the first nine months of 2009, Polaris paid $400,000 to repurchase and retire approximately 16,000 shares of its common stock. As of September 30, 2009, the Company has authorization from its Board of Directors to repurchase up to an additional 3,814,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.39 per share on August 17, 2009 to holders of record on August 3, 2009.
On October 22, 2009, the Polaris Board of Directors declared a regular cash dividend of $0.39 per share payable on or about November 16, 2009 to holders of record of such shares at the close of business on November 2, 2009.
Net Income per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the qualified non-leveraged employee stock ownership plan (“ESOP”) and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non- Employee Director Stock Option Plan (collectively, the “Option Plans”), stock options and certain shares issued under the Omnibus Plan and certain shares issued under the Restricted Stock Plan (“Restricted Plan”).
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	32,260	32,088	32,208	32,689
Director Plan and Deferred stock units	163	118	149	108
ESOP	—	178	—	192

Common shares outstanding — basic	32,423	32,384	32,357	32,989
Dilutive effect of Restricted Plan and Omnibus Plan	287	192	265	159
Dilutive effect of Option Plans and Omnibus Plan	534	699	309	717

Common and potential common shares outstanding — diluted	33,244	33,275	32,931	33,865

During the third quarter and year-to-date periods ending September 30, 2009, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 2,860,000 and 2,754,000, respectively, compared to 1,799,000 and 2,334,000, respectively, for the same periods in 2008.
Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$31,171	$37,692	$57,107	$81,155
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $975 and net of tax of $2,558 for the 2009 third quarter and year-to-date periods, respectively	7,532	(12,450)	6,057	(5,641)
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax of $2,277 for the 2009 year-to-date period	—	—	6,675	—
Unrealized gain (loss) on available for sale securities, net of tax of $269 and $15 for the 2009 third quarter and year-to-date period, respectively	447	(1,229)	24	(2,708)
Unrealized gain (loss) on derivative instruments, net of tax benefit of $1,329 and $1,062 for the 2009 third quarter and year-to-date periods, respectively	(2,207)	794	(1,763)	3,761

Comprehensive income	$36,943	$24,807	$68,100	$76,567

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

	Foreign	Available for	Cash flow	Accumulated other
	Currency	sale equity	hedging	comprehensive
	translation	securities	derivatives	income (loss)
Balance at December 31, 2008	$3,746	$(6,675)	$(928)	$(3,857)
Reclassification to the income statement	—	6,675	(1,179)	5,496
Change in fair value, net of tax	6,057	24	(584)	5,497

Balance at September 30, 2009	$9,803	$24	$(2,691)	$7,136

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
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At September 30, 2009, Polaris had open Japanese Yen contracts with notional amounts totaling U.S. $2,225,000 and an unrealized gain of $194,000, open Canadian Dollar contracts with notional amounts totaling U.S. $61,257,000 and a net unrealized loss of $3,100,000, open Norwegian Krone contracts with notional amounts totaling U.S. $2,068,000 and an unrealized loss of $66,000, open Swedish Krona contracts with notional amounts totaling U.S. $4,098,000 and an unrealized gain of $51,000, and open Australian Dollar contracts with notional amounts totaling $5,111,000 and an unrealized loss of $468,000. These contracts, with maturities through June 2010, met the criteria for cash flow hedges, and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The Company had no open Euro foreign currency derivative contracts in place at September 30, 2009.
As of September 30, 2009, Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2007	3.92%	$25,000,000	December 2009
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on September 30, 2009 was a liability of $925,000.
Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2009 and 2010 and metric tons of aluminum for 2010. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting. Unrealized gains or losses are recorded as a component of cost of sales. The fair value of the commodity derivative contracts was a net asset of $2,144,000 as of September 30, 2009.
The table below summarizes the carrying values of derivative instruments as of September 30, 2009 (in thousands):

	Fair Value -	Fair Value -	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments
Interest rate contracts (1)	—	$(925)	$(925)
Foreign exchange contracts (2)	$245	(3,633)	(3,388)

Total derivatives designated as hedging instruments	$245	$(4,558)	$(4,313)

Commodity contracts (2)	$2,197	$(53)	$2,144

Total derivatives not designated as hedging instruments	$2,197	$(53)	$2,144

Total Derivatives	$2,442	$(4,611)	$(2,169)

(1)	Included in “Other Current Liabilities” on the Company’s consolidated balance sheet.

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Other Current Liabilities” on the Company’s consolidated balance sheet.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in the other comprehensive income (loss) for the three and nine months ended September 30, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on
	Derivative (Effective Portion)
Derivatives in Cash Flow	Three months ended	Nine months ended
Hedging Relationships	September 30, 2009	September 30, 2009
Interest rate contracts	$96	$351
Foreign currency contracts	(2,303)	(2,114)

Total	$(2,207)	$(1,763)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the three and nine month periods ended September 30, 2009 (in thousands):

		Amount of Gain (Loss)
		Reclassified from Accumulated OCI
	Location of Gain (Loss)	into Income
Derivatives in Cash Flow	Reclassified from Accumulated OCI	Three months ended	Nine months ended
Hedging Relationships	Into Income	September 30, 2009	September 30, 2009
Interest rate contracts	Interest Expense	$(447)	$(1,179)
Foreign currency contracts	Other income, net	129	498
Foreign currency contracts	Cost of Sales	22	(94)

Total		$(296)	$(775)

The net amount of the existing gains or losses at September 30, 2009 that is expected to be reclassified into the income statement within the next 12 months is not expected to be material. The ineffective portion of foreign currency contracts was not material for the three and nine months ended September 30, 2009.
The Company recognized gains of $1,563,000 and $2,698,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and nine month periods ended September 30, 2009, respectively.
NOTE 10. Fair Value Measurements
ASC Topic 820 (originally issued as FASB No. 157 “Fair Value Measurements”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Asset (Liability), net
Investment in KTM	$8,800	$8,800	$—	$—
Non-qualified deferred compensation assets	2,597	2,597	—	—
Interest rate swap agreements	(925)	—	(925)	—
Foreign exchange contracts, net	(3,388)	—	(3,388)	—
Commodity contracts, net	2,144	—	2,144	—

Total	$9,228	$11,397	$(2,169)	$—

The carrying value of cash, trade receivables and borrowings under the credit agreement approximates fair value.
NOTE 11. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through October 30, 2009, which represents the issue date of this Form 10-Q. During October 2009, Polaris entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rates as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2009	0.98%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”), for the quarter and year-to-date periods ended September 30, 2009. Due to the seasonality of the snowmobile; off-road vehicle (“ORV”), which includes all terrain vehicles (“ATV”) and side-by-side vehicles; on-road vehicles, which is primarily comprised of motorcycles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the third quarter ended September 30, 2009, Polaris reported net income of $31.2 million, or $0.94 per diluted share, driven by a 160 basis point increase in its gross profit margin percentage compared to the same period of the prier year. By comparison, 2008 third quarter net income was $37.7 million, or $1.13 per diluted share. Sales for the third quarter 2009 totaled $436.2 million, a decrease of 25 percent from third quarter 2008 sales of $580.3 million. For the year-to-date period ended September 30, 2009, Polaris reported net income of $57.1 million, or $1.73 per diluted share, compared to net income of $81.2 million, or $2.40 per diluted share for the same period last year. Sales for the 2009 year-to-date period totaled $1,094.1 million, a decrease of 23 percent from sales of $1,424.7 million during the same period last year.
The third quarter 2009 results exceeded the Company’s expectations. While the economic environment remained challenging, Polaris continued to take the long view and invest in the business for future growth and profitability. In July, Polaris introduced more than 25 new products for model year 2010, which appeal to both the value-oriented consumer as well as the consumer looking for fully featured vehicles. During the quarter, the Company obtained orders for the new model year 2010 products that slightly exceeded the Company’s expectations.
Polaris continued to focus on cost and productivity improvements with operational excellence initiatives driving further reductions in both total North American dealer inventory levels and total factory inventory levels compared to last year’s third quarter. During the third quarter the Company continued to gain market share in ORVs and PG&A sales were better than anticipated. While Victory sales were down significantly and Victory dealer inventories remained higher than desired, Polaris added both personnel and resources to help drive strategic initiatives that are expected to improve the Victory business over time.
Additionally, during the third quarter Polaris expanded the Max Velocity Program, or MVP, to more dealers who now place orders every two weeks rather than on the previous six month cycle. This go to market program is now being utilized by approximately 50 percent of North American dealer volume.
Results of Operations
      Sales:
Sales were $436.2 million in the third quarter 2009, a 25 percent decrease from $580.3 million in sales for the same period in 2008. Sales for the year-to-date period ended September 30, 2009 were $1,094.1 million, a 23 percent decrease from $1,424.7 million in sales for the same period in 2008.
The following table is an analysis of the percentage change in total Company sales for the 2009 third quarter and year-to-date periods compared to the same periods of 2008:

	Percent Change in Total Company Sales Compared to
	2008 periods
	Three Months Ended	Nine months ended
	September 30, 2009	September 30, 2009

Volume	-35%	-33%
Product mix and price	11%	13%
Currency	-1%	-3%

Total	-25%	-23%

Volume for the 2009 third quarter and year-to-date periods decreased 35 percent and 33 percent, respectively, compared to the same periods last year, as the Company shipped significantly fewer ORVs, snowmobiles and Victory motorcycles to dealers given the weakening consumer retail environment in North America and internationally. Product mix and price increased for the 2009 third quarter and year-to-date periods compared to the same periods last year, primarily due to the positive benefit of a smaller decrease in shipments of side-by-side vehicles to dealers, which typically have a higher selling price than core ATVs. Unfavorable movements in currency rates for both the 2009 third quarter and year-to-date periods decreased sales one percent and three percent, respectively, compared to the same periods in 2008, due to the change in the currency rates and their effect on the Company’s Canadian and other foreign subsidiaries when translated to U.S. dollars. Total Company sales by product line are as follows:

	Three Months Ended September 30,					Nine months ended September 30,
		Percent		Percent	Dollar		Percent		Percent	Dollar
		of Total		of Total	Percent		of Total		of Total	Percent
(in millions)	2009	Sales	2008	Sales	Change	2009	Sales	2008	Sales	Change
Off-Road Vehicles	$261.1	60%	$371.2	64%	-30%	$738.3	67%	$986.0	69%	-25%
Snowmobile	82.2	19%	94.6	16%	-13%	97.8	9%	110.1	8%	-11%
On-road/Victory	9.4	2%	21.0	4%	-56%	33.7	3%	71.8	5%	-53%
PG&A	83.5	19%	93.5	16%	-11%	224.3	21%	256.8	18%	-13%

Total Sales	$436.2	100%	$580.3	100%	-25%	$1,094.1	100%	$1,424.7	100%	-23%

ORV (off-road vehicle) sales during the third quarter 2009, which included sales of both core ATVs (all-terrain vehicles) and RANGER™ side-by-side vehicles, decreased 30 percent from the strong comparables in the third quarter 2008. This decrease reflects the ongoing weakness in the consumer retail environment and Polaris’ continued commitment to helping our dealers reduce their core ATV inventory levels. ATV dealer inventory levels in North America finished the third quarter 2009 32 percent lower than the end of the third quarter 2008. Side-by-side retail sales were lower during the third quarter 2009 compared to the third quarter 2008, but improved sequentially over the first six months of 2009 to down mid-single digit percentage for the 2009 third quarter. As a result, Polaris shipped fewer side-by-side vehicles in the third quarter to help dealers maintain inventories at acceptable levels. Although the ORV markets remain weak, the Company continued to be aggressive in new product development with the introduction of several new innovative model year 2010 products, including:
•	Several RANGER™ models with increased horsepower;

•	A mid-sized value priced RANGER™;

•	An electric version of the new midsized RANGER™, the RANGER™ EV, a quieter machine for operating inside barns or stealthy trips to the deer stand, which has many of the same features of the gasoline powered model;

•	Two new Sportsman Touring ATV models built on the same award winning chassis as the Sportsman XP;

•	Several other ATV models with enhancements including more horsepower, redesigned chassis and suspensions for better handling, and updated styling and new value priced models.
International ORV sales declined 25% in the third quarter 2009, when compared to the third quarter 2008, as weak economic conditions in Europe and Russia reduced demand for Polaris products. However, the Company continued to gain ORV market share internationally during the 2009 third quarter. Year-to-date 2009 total ORV sales decreased 25 percent from the same period in 2008 to a total of $738.3 million. For the third quarter ended September 30, 2009, the average ORV per unit sales price increased 11 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models.
Snowmobile sales totaled $82.2 million for the 2009 third quarter, a decrease of 13 percent compared to $94.6 million for the third quarter of 2008. The third quarter decrease reflects the impact of the overall weak economic environment offset somewhat by a product mix benefit related to the timing of shipments of the new models. During the third quarter, the Company began initial shipments of the new RUSH™ snowmobile, which was recently named snowmobile of the year by SnowGoer magazine. For the year-to-date 2009 period, snowmobile sales were $97.8 million, an 11 percent decrease compared to the same period last year. The average snowmobile per unit sales price for the third quarter of 2009 increased five percent compared to the same period last year primarily due to the mix of products shipped.
Sales of the on-road division, which primarily consists of Victory motorcycles, decreased 56 percent to $9.4 million during the third quarter of 2009 when compared to the same period in 2008. Year-to-date 2009 On-road sales decreased 53 percent compared to the comparable period of 2008, to a total of $33.7 million. The decrease reflects the continuing planned reduction in shipments of Victory motorcycles to dealers in North America and increased promotional activities during the third quarter to assist dealers’ efforts in further reducing their inventory levels. The overall motorcycle industry retail sales environment continued to be weak during the third quarter 2009, with industry wide North American retail sales of heavyweight cruiser and touring motorcycles over 1400cc decreasing in the high twenty percent range compared to the same period last year. Victory retail sales to consumers declined more than the industry wide sales during the 2009 third quarter. The Company has taken a number of proactive measures to reinvigorate sales in this segment, including adding personnel and resources, streamlining the product line-up, increasing promotions and expanding its international market presence. To remain competitive in the market and further expand its product offerings, the Company introduced two new touring motorcycles for model year 2010, the Cross Country and Cross Roads models, both targeted at the large touring motorcycle market segment. Additionally, several value oriented models were added to the Victory line for model year 2010. During the 2009 third quarter the on-road division began shipping a small quantity of the Polaris Breeze™, the Company’s first electric powered low emission vehicle, to a select number of neighborhood vehicle dealerships. The average per unit sales price for the on-road division decreased 31 percent during the third quarter 2009 compared to the same period in 2008 primarily due to increased sales promotions and incentives for Victory.
PG&A sales decreased 11 percent to $83.5 million during the third quarter 2009 compared to the same period of last year. Year-to-date sales decreased 13 percent compared to the same period last year to $224.3 million. The decrease was driven primarily by the lower retail sales of Polaris vehicles during the 2009 third quarter and year-to-date periods; however, the decline in sales was less than the overall Company sales decline as the large installed base of Polaris owners remain loyal to the Polaris brand and continue to purchase PG&A for their products.
Sales by geographic region for the third quarter and year-to-date periods were as follows:

	Three Months Ended September 30,					Nine months ended September 30,
		Percent		Percent			Percent		Percent
		of		of	Dollar		of		of	Dollar
		Total		Total	Percent		Total		Total	Percent
($ in millions)	2009	Sales	2008	Sales	Change	2009	Sales	2008	Sales	Change

United States	$295.7	68%	$408.0	70%	-28%	$751.1	69%	$987.8	69%	-24%
Canada	81.2	19%	94.2	16%	-14%	171.6	16%	201.1	14%	-15%
Other foreign countries	59.3	13%	78.1	14%	-24%	171.4	15%	235.8	17%	-27%

Total Sales	$436.2	100%	$580.3	100%	-25%	$1,094.1	100%	$1,424.7	100%	-23%

Significant regional trends were as follows:
      United States:
Net sales in the United States for the third quarter 2009 decreased 28 percent compared to the third quarter of 2008. Net sales in the United States during the nine months ended September 30, 2009 decreased 24 percent compared to the same period in 2008. A decline in shipments for all businesses accounted for the decrease for the 2009 third quarter and year-to-date periods. The United States represented 68 percent of total Company sales in the 2009 third quarter compared to 70 percent of total Company sales for the 2008 third quarter. The United States represented 69 percent of total Company sales for the first nine months ended September 30, 2009 and 2008.
     Canada:
Canadian sales decreased 14 percent and 15 percent for the 2009 third quarter and year-to-date periods, respectively, as compared to the same periods in 2008. Unfavorable currency rates accounted for five percent and ten percent of the decrease for the 2009 third quarter and year-to-date periods, respectively, as compared to the same periods in 2008. The remainder of the decrease in sales was primarily driven by volume declines related to the globally weak economic environment.
     Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, decreased 24 percent and 27 percent for the 2009 third quarter and year-to-date periods, respectively, as compared to the same periods in 2008. Unfavorable currency rates accounted for four percent and ten percent of the change for the 2009 third quarter and year-to-periods, respectively, as compared to the same periods in 2008. The remainder of the decrease in sales was primarily driven by volume declines related to the globally weak economic environment.

Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended			Nine months ended
	September 30,			September 30,
($ in millions)	2009	2008	Change	2009	2008	Change
Gross profit dollars	$104.9	$130.3	-20%	$264.6	$326.5	-19%

Percentage of sales	24.1%	22.5%	+160 basis points	24.2%	22.9%	+130 basis points
Gross profit, as a percentage of sales, was 24.1 percent and 24.2 percent for the 2009 third quarter and year-to-date periods, respectively, an increase of 160 basis points and 130 basis points from the same periods last year. Gross profit dollars decreased 20 percent and 19 percent to $104.9 million and $264.6 million for the 2009 third quarter and year-to-date periods compared to the same periods in 2008, respectively. The increase in the gross profit margin percentage during the 2009 third quarter and year-to-date periods resulted primarily from continued product cost reduction efforts, lower commodity costs and a favorable product mix given the relatively lower declines in shipments of the higher-margin side-by-side vehicles and PG&A sales. The gross profit margin percentage increase for both 2009 third quarter and year-to-date periods was partially offset by an unfavorable movement in currency rates, increased promotional costs for Victory motorcycles, and higher warranty costs compared to the third quarter and year-to-date periods in 2008. Gross profit in absolute dollars decreased for each of the 2009 periods due to lower sales.
Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended			Nine months ended
	September 30,			September 30,
($ in millions)	2009	2008	Change	2009	2008	Change
Selling and marketing	$27.3	$39.7	-31%	$83.4	$104.1	-20%
Research and development	15.3	19.6	-22%	47.1	59.1	-20%
General and administrative	20.6	19.7	4%	50.9	52.7	-3%

Total operating expenses	$63.2	$79.0	-20%	$181.4	$215.9	-16%

Percentage of sales	14.5%	13.6%	+90 basis points	16.6%	15.2%	+140 basis points
Operating expenses for the 2009 third quarter and year-to-date periods decreased 20 percent and 16 percent to $63.2 million and $181.4 million, respectively, compared to $79.0 million and $215.9 million for the same periods in 2008. Operating expenses in absolute dollars for the third quarter and year-to-date periods decreased primarily due to operating cost control measures and the reduction in incentive compensation plan expenses resulting from the Company’s expected lower profitability in 2009. Operating expenses as a percentage of sales increased to 14.5 percent and 16.6 percent for the 2009 third quarter and year to date periods, respectively, an increase from 13.6 percent and 15.2 percent for the same periods in 2008 due primarily to lower sales volume during the 2009 third quarter and year-to-date periods, which was partially offset by the implementation of operating expense control measures.
Income from financial services:

	Three Months Ended			Nine months ended
	September 30,			September 30,
($ in millions)	2009	2008	Change	2009	2008	Change
Equity in earnings of Polaris Acceptance	$0.9	$1.0	-10%	$3.0	$3.4	-12%
Income from Securitization Facility	2.3	2.2	5%	7.0	6.8	3%
Income from retail credit agreements	0.3	0.9	-67%	0.7	5.3	-87%
Income from other financial services activities	0.4	0.4	—	1.6	1.7	-6%

Total income from financial services	$3.9	$4.5	-13%	$12.3	$17.2	-28%

Income from financial services decreased 13 percent to $3.9 million in the 2009 third quarter compared to $4.5 million in the 2008 third quarter. Income from financial services decreased 28 percent to $12.3 million for the nine months ended September 30, 2009 from $17.2 million for the same period of 2008. The decrease for the 2009 third quarter and year-to-date periods was primarily due to the Company’s revolving retail credit provider, HSBC, eliminating the volume-based fee income payment to Polaris in the first quarter 2008 and lower retail sales levels in 2009 (as discussed in more detail in the “Liquidity and Capital Resources” section below).
Interest expense
Interest expense decreased to $1.1 million and $3.2 million for the three and nine months ended September 30, 2009, respectively, compared to $2.6 million and $7.8 million for the same periods of 2008, due to lower interest rates and, to a lesser extent, lower borrowings on the Company’s credit facility during the 2009 periods.
Noncash Impairment charge on securities available for sale
For the year-to-date period ended September 30, 2009, the Impairment charge on securities available for sale was $9.0 million compared to $0.0 for the comparable period in 2008. The noncash Impairment charge was recorded in the first quarter 2009 and relates to the Company’s KTM investment, which had a fair value equal to the trading price of KTM shares on the Vienna stock exchange. The total fair value of these securities as of March 31, 2009 was $8.8 million, which was below the Company’s cost basis for this investment at that time. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary and therefore recorded the unrealized non-cash impairment charge, net of tax benefit, in the income statement.
Other expense/income, net
Non-operating other income was $1.3 million and $2.0 million for the third quarter and year-to-date periods ended September 30, 2009, respectively, compared to $0.2 million and $1.1 million of income for the same periods in 2008. The increase in income for the 2009 third quarter and year-to-date periods was primarily due to the weakening U.S. dollar and the resulting effects on the Canadian dollar and other international currency hedging activities and foreign currency transactions related to the foreign subsidiaries. This currency related income only partially offset the Company’s overall negative impact of currency movements in the 2009 third quarter and year-to-date periods.
Provision for income taxes
The income tax provision for the third quarter 2009 was recorded at a rate of 32.1 percent of pretax income compared to 29.3 percent of pretax income for the third quarter 2008. Year-to-date the income tax provision for 2009 was recorded at a rate of 33.1 percent of pretax income compared to 32.9 percent of pretax income for the 2008 year-to-date period. The higher income tax rate for the 2009 third quarter and year-to-date periods is primarily due to a lower amount of favorable tax events in the third quarter 2009 compared to the third quarter 2008.
Reported Net Income

	Three Months Ended			Nine months ended
	September 30,			September 30,
($ in millions except per share data)	2009	2008	Change	2009	2008	Change
Net Income	$31.2	$37.7	-17%	$57.1	$81.2	-30%

Diluted net income per share	$.94	$1.13	-17%	$1.73	$2.40	-28%

Reported net income for the third quarter 2009 was $31.2 million, or $0.94 per diluted share, compared to $37.7 million or $1.13 per diluted share for the third quarter 2008. Year-to-date 2009 reported net income was $57.1 million, or $1.73 per diluted share, compared to $81.2 million or $2.40 per diluted share for the 2008 period. The decrease for the 2009 third quarter and year-to-date periods is primarily due to lower sales volume.

Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the third quarter ended September 30, 2009 of 33.2 million shares is approximately flat compared to the comparable period in 2008. For the year-to-date 2009 period, the weighted average diluted shares outstanding of 32.9 million shares is down three percent compared to the comparable period in 2008.
Cash Dividends
Polaris paid a $0.39 per share dividend on August 17, 2009 to shareholders of record on August 3, 2009. On October 22, 2009, the Polaris Board of Directors declared a regular cash dividend of $0.39 per share payable on or about November 16, 2009 to holders of record of such shares at the close of business on November 2, 2009.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following chart summarizes the cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 ($ in millions):

	For the Nine months ended September 30,
	2009	2008	Change
Total cash provided by (used for):
Operating activities	$102.4	$132.3	$(29.9)
Investing activities	$(21.5)	$(47.3)	$25.8
Financing activities	$(35.3)	$(105.1)	$69.8

Increase/(Decrease) in cash and cash equivalents	$45.6	$(20.1)	$65.7

Net cash provided by operating activities totaled $102.4 million for the nine months ended September 30, 2009, compared to $132.3 million cash provided in the same period of 2008. The $29.9 million decrease in net cash provided by operating activities for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to a $24.0 million decrease in net income offset by the non-cash impairment charge of $9.0 million and by the following changes in working capital:
•	Trade receivables: Trade receivables were a source of cash totaling $10.5 million for the nine months ended September 30, 2009 compared to a source of cash totaling $5.6 million in the same period of 2008. The increase in cash provided of $4.9 million was due to the timing of collections of the trade receivables and lower international sales in the first nine months of 2009 compared to the first nine months of 2008.

•	Inventories: Inventories were a source of cash for the nine months ended September 30, 2009 of $1.5 million compared to a use of cash of $50.0 million in the same period of 2008. The decrease in the net use of cash of $51.5 million was due to lower factory inventory levels resulting from the lower production volume during the first nine months of 2009 and improved supply chain and manufacturing flexibility compared to the same period last year.

•	Accounts payable: Accounts payable were a use of cash totaling $6.2 million for the nine months ended September 30, 2009 compared to a source of cash of $61.5 million in the same period of 2008. The increase in cash used of $67.7 million resulted from the timing of payments made for accounts payable for the first nine months of 2009 compared to the same period last year and the lower factory production and inventory levels in the 2009 period.

•	Accrued expenses: Accrued expenses were a use of cash for the nine months ended September 30, 2009 totaling $35.0 million compared to cash used totaling $17.3 million in the same period of 2008. The increase in cash used of $17.7 million resulted from lower provisioning due to lower sales and profits for the first nine months of 2009 primarily for sales promotions and incentives and incentive compensation plans.

•	Income taxes payable: Income taxes payable were a source of cash for the nine months ended September 30, 2009 totaling $18.5 million compared to a source of cash of $3.2 million in the same period of 2008. The increase in cash provided by income taxes payable of $15.3 million resulted from lower income tax payments for the first nine months of 2009 compared to 2008.

Investing activities:
Net cash used for investing activities was $21.5 million for the nine months ended September 30, 2009 compared to cash used of $47.3 million for the same period in 2008. The primary use of cash for the first nine months of 2009 and 2008 was the investment of $35.2 million and $58.9 million, respectively, for the purchase of property and equipment, including new product development tooling.
Financing activities:
Net cash used for financing activities was $35.3 million for the first nine months of 2009 compared to $105.1 million net cash used for financing activities in the same period in 2008. The Company borrowed under the credit agreement net cash of $0.0 million and $20.0 million through the first nine months of 2009 and 2008, respectively. The Company paid cash dividends of $37.6 million and $37.4 million through the third quarter of 2009 and 2008, respectively. Common stock repurchased for the first nine months of 2009 and 2008 totaled $0.4 million and $102.9 million, respectively.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.75 percent at September 30, 2009). At September 30, 2009, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 53 percent and 61 percent at September 30, 2009 and 2008, respectively.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2007	3.92%	$25,000,000	December 2009
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009 (1)	0.98%	$25,000,000	April 2011
2009 (1)	0.64%	$25,000,000	October 2010

(1)	Entered into in October 2009
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on September 30, 2009 was a liability of $0.9 million.
Additionally, at September 30, 2009, Polaris had letters of credit outstanding of $6.2 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 33.7 million shares have been repurchased cumulatively from 1996 through September 30, 2009. Polaris repurchased only a minimal number of shares of common stock in the third quarter of 2009. The Company has authorization from its Board of Directors to repurchase up to an additional 3.8 million shares of Polaris stock as of September 30, 2009; however, the Company expects to continue to take a prudent and conservative approach to the stock repurchase program until more clarity emerges for the longer term economic outlook. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization

Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” in accordance with ASC Topic 860, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF.
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at September 30, 2009 was $40.8 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2009, the potential 15 percent aggregate repurchase obligation is approximately $99.4 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At September 30, 2009, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $562.9 million, a 16 percent decrease from $672.8 million at September 30, 2008. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership. Polaris has agreed to an increase in the interest rate paid to Polaris Acceptance by both Polaris and the dealers in the United States effective in the second half of 2009. This interest rate increase was agreed to recognizing the increasing funding cost environment for GECDF’s debt which finances the portfolio and GECDF’s desire to maintain an acceptable level of return from the Polaris Acceptance partnership. These changes are not expected to have a material impact on Polaris’ results of operations for the balance of calendar year 2009.
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
In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank currently makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. Polaris is paid a modest fee based on the volume of business GE Bank originates. This income is recorded in Income from financial services on the income statement.
In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States for a modest fee paid to Polaris based on volume. This income is recorded in Income from financial services on the income statement.

Polaris owns approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sale securities under ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary and recorded a noncash impairment charge on securities available for sale of $9.0 million, pretax, or $0.18 per diluted share to record the decrease in the fair value of the investment in the income statement of the Company. As of September 30, 2009, the KTM investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (17.50 Euros as of September 30, 2009). The total fair value of these securities as of September 30, 2009 is $8.8 million. The unrealized holding gains of $39 thousand, net of tax of $15 thousand, are included as a component of Accumulated other comprehensive income (loss) in the September 30, 2009 consolidated balance sheet.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.
During calendar year 2008, purchases totaling seven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year-to-date periods ended September 30, 2009 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2008. At September 30, 2009 Polaris had Japanese yen foreign exchange hedging contracts in place through 2009 for a portion of its exposure with notional amounts totaling $2.2 million at an average exchange rate of 98 Japanese Yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the fourth quarter of 2009 when compared to the prior year period.
Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in lower sales and gross margin levels in the third quarter and year-to-date periods ended September 30, 2009 when compared to the same periods in 2008. At September 30, 2009 Polaris had open Canadian dollar foreign exchange hedging contracts in place through the first half of 2010 with notional amounts totaling $61.3 million with an average exchange rate of approximately 0.90 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on sales and gross margins for the fourth quarter of 2009 when compared to the same period in the prior year.
Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro and other currencies has resulted in an unfavorable impact on gross margins for the third quarter and year-to-date periods of 2009 when compared to the same periods in 2008. At September 30, 2009 Polaris had open Norwegian Krone, Swedish Krona and Australian Dollar foreign exchange hedging contracts in place through the first half of 2010. The open Norwegian Krone contracts had notional amounts totaling $2.1 million with an average exchange rate of approximately .17 U.S. dollar to Norwegian Krone; the open Swedish Krona contracts had notional amounts totaling $4.1 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona; and the open Australian Dollar contracts had notional amounts totaling $5.1 million with an average exchange rate of approximately .80 U.S. dollar to the Australian Dollar. In view of the current exchange rates, Polaris anticipates that the exchange rates for other foreign currencies including the Norwegian Krone, Swedish Krona and Australian Dollar, will have a positive impact on sales and gross margins for the fourth quarter of 2009 when compared to the same period in the prior year.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2009 there were derivative contracts in place to hedge a portion of the Company’s aluminum and diesel fuel exposures during 2009 and 2010 periods. Based on Polaris’ current outlook for commodity prices, the total impact of commodities is expected to have a modest positive impact on the Company’s gross margins for the fourth quarter 2009 when compared to the same period in the prior year.
Adoption of New Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of its critical accounting policies.
Accounting Standards Codification™: The Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) and hierarchy of generally accepted accounting principles will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this new standard effective September 30, 2009.
Disclosures about Derivative Instruments and Hedging Activities: On January 1, 2009, Polaris adopted ASC Topic 815 (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as amended). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The required disclosures are included in Note 9, “Derivative Instruments and Hedging Activities”.
Interim Disclosures about Fair Value of Financial Instruments: The Company adopted ASC Topic 825 (originally issued as FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” as amended, in the quarter ended June 30, 2009. ASC 825 requires entities to provide disclosures about fair value of financial instruments in interim financial information. It is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. There was no impact on the consolidated financial position, results of operations or cash flows as it relates only to additional disclosures. The required disclosures are included in Note 10, “Fair Value Measurements”.
Subsequent Events: The Company adopted ASC Topic 855 (originally issued as SFAS No. 165, “Subsequent Events”) in the quarter ended June 30, 2009. ASC 855 requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued — see Note 11, “Subsequent Events”.

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
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

PART II. OTHER INFORMATION
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
July 1 — 31, 2009	0		0	3,817,000
August 1 — 31, 2009	3,000	$38.78	3,000	3,814,000
September 1 — 30, 2009	0		0	3,814,000

Total	3,000	$38.78	3,000	3,814,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 33.7 million shares have been repurchased through September 30, 2009. This Program does not have an expiration date.
Item 6 — Exhibits
(a) Exhibits

Exhibit 10.a	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc 2007 Omnibus Incentive Plan

Exhibit 31.a	Certification of Chief Executive Officer — Section 302

Exhibit 31.b	Certification of Chief Financial Officer — Section 302

Exhibit 32.a	Certification of Chief Executive Officer — Section 906

Exhibit 32.b	Certification of Chief Financial Officer — Section 906

Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: October 30, 2009	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2009	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance, Chief Financial Officer, and Secretary (Principal Financial and Chief Accounting Officer)