Form 10-K
period 2009-12-31
POLARIS INDUSTRIES INC/MN
filed 2010-03-01
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,010,019,117 as of June 30, 2009, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 16, 2010, 32,870,589 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2009 (the “2009 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 29, 2010 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2010 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2009 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Polaris Industries Inc. (the “Company” or “Polaris”), a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The term “Polaris” as used herein refers to the business and operations of the Company, its subsidiaries and its predecessors which began doing business in the early 1950’s. Polaris designs, engineers and manufactures off-road vehicles (“ORV”) which includes all terrain vehicles (“ATV”) and side-by-side vehicles for recreational and utility use, snowmobiles, and On-Road vehicles (“On-Road”) including motorcycles and low emission vehicles (“LEV’’), together with the related replacement parts, garments and accessories (“PG&A”). These products are sold through dealers and distributors principally located in the United States, Canada and Europe. Sales of ORVs, snowmobiles, On-Road vehicles, and PG&A accounted for the following approximate percentages of Polaris’ sales for the years ended December 31:

	ORVs	Snowmobiles	On-Road	PG&A

2009	65%	12%	3%	20%
2008	67%	10%	5%	18%
2007	67%	10%	6%	17%

The Company discontinued the manufacture of marine products effective September 2, 2004. The marine products division’s financial results are reported separately as discontinued operations for all periods presented. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.

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

ATVs were introduced to the North American market in 1971 by Honda. Other Japanese motorcycle manufacturers including Yamaha, Kawasaki and Suzuki entered the North American ATV market in the late 1970s and early 1980s. Polaris entered the ATV market in 1985, Arctic Cat entered in 1995 and Bombardier Recreational Products Inc. (“BRP”) entered in 1998. KTM Power Sports AG (“KTM”) entered the market in 2007. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which no industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The industry grew each year in North America from 1990 until 2005. The market declined in 2007, 2008 and 2009, primarily due to weak overall economic conditions. Internationally, similar ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. Polaris estimates that during the calendar year 2009 world-wide industry sales declined 25 percent from 2008 levels with approximately 496,000 core ATVs sold worldwide.

Polaris estimates that the side-by-side vehicle market sales decreased approximately 18 percent during the calendar year 2009 over 2008 levels with an estimated 238,000 side-by-side vehicles sold worldwide. The main competitors for the RANGERtm side-by-side vehicles are John Deere, Kawasaki, Yamaha, Arctic Cat, Kubota and Honda.

Polaris estimates that during calendar year 2009, the ORV industry sales, which includes core ATVs and side-by-side vehicles, decreased 23 percent from 2008 levels with approximately 734,000 units sold worldwide.

Snowmobiles.  In the early 1950s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, the snowmobile gained popularity as a recreational vehicle. From the mid-1950s through the late 1960s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. Polaris estimates that during the season ended March 31, 2009, industry sales of snowmobiles on a worldwide basis were approximately 147,000 units, down ten percent from the previous season.

On-road vehicles:  On-road vehicles consists of Victory motorcycles and low emission vehicles (“LEV”). Heavyweight motorcycles are over the-road vehicles utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes, and standard motorcycles. Polaris entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. U.S. industry retail cruiser sales more than doubled from 1996 to 2006, however the motorcycle industry declined in 2007, 2008 and 2009 due to weak overall economic conditions. Polaris entered the touring segment in 2000. Polaris estimates that the 1,400cc and above cruiser and touring market segments combined, declined 28 percent in 2009 compared to 2008 levels with approximately 184,000 cruiser and touring motorcycles sold in the U.S. market. Other major cruiser and touring motorcycle manufacturers include BMW, Harley Davidson, Honda, Yamaha, Kawasaki and Suzuki.

The Company’s initial LEV product, the Polaris Breezetm, introduced in 2009, is an electric powered low emission vehicle primarily used in master planned communities primarily in the sunbelt United States. Polaris estimates the target market for LEVs at approximately $1.8 billion in 2009, which includes master planned communities and golf courses, light duty people transport and urban/suburban commuting. Other major LEV manufacturers include EZ-Go, Club Car, Yamaha and Starcar.

Products

Off-road Vehicles.  Polaris entered the ORV market in the spring of 1985 with an ATV. Polaris currently produces four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, Polaris introduced its first youth ATV models. In addition, Polaris also introduced a six-wheel off-road ATV utility vehicle and the Polaris RANGERtm, an off-road side-by-side utility vehicle. In 2001, Polaris expanded its side-by-side line, the Polaris Professional Series (“PPS”), with a third party sourced all surface loader product as well as a 4X4 and 6X6 ATV (ATV Pro), which were modifications of existing products. In 2004, the PPS line was phased out and the RANGERtm line expanded to meet both the commercial and recreational customer. In 2007, Polaris introduced its first recreational side-by-side vehicle, the RANGER RZRtm and the Company’s first six-passenger side-by-side vehicle, the RANGER Crewtm. Additionally, in 2007, the Company introduced military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. Polaris line of military vehicles consisted of thirteen models, with 2010 model year suggested United States retail prices ranging from approximately $8,000 to $19,000. Polaris’ line of ORVs consisted of thirty-three models, including two, four and six-wheel drive general purpose, sport and side-by-side models, with 2010 model year suggested United States retail prices ranging from approximately $2,000 to $15,000.

Most of Polaris’ ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson strut front suspension, which enhances control and stability. Polaris’ on demand all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift on-the-fly design. Polaris’ ORVs have four-cycle engines and both shaft and concentric chain drive. In 1999, Polaris introduced its first manual transmission ATV models. In 2003, Polaris introduced the industry’s first electronic fuel injected ATV, the Sportsman 700 EFI. In 2005, Polaris introduced the industry’s first independent rear suspension on a sport ATV named the Outlawtm. In 2007, Polaris introduced the RANGER RZRtm, a big bore recreational side-by-side model, and two military vehicles equipped with engines that operate on JP8 militarized fuel. In 2008, Polaris celebrated the 1 millionth unit sale of its Sportsman ATV family, which has been the industry leading big bore ATV for 13 years, by introducing the 100 percent redesigned Sportsman XP, a reengineered Sportsman from top to bottom. In 2008, Polaris also introduced an extension of its recreational side-by-side vehicle with the introduction of the RANGER RZR Stm. In 2009, the Company introduced its first all electric side-by-side vehicle, the RANGER EV. In January 2010, the Company introduced its first 4-seat recreational side-by-side, the RANGER RZR® 4, Robby Gordon Edition.

Snowmobiles.  Polaris produces a full line of snowmobiles, consisting of twenty-seven models, ranging from youth models to utility and economy models to performance and competition models. Polaris has made snowmobiles since 1954. The 2010 model year suggested United States retail prices range from approximately $2,300 to $12,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. Polaris believes its snowmobiles have a long-standing reputation for quality, dependability and performance. Polaris believes that it and its predecessors were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, Polaris introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles. In 2009, Polaris introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSHtm.

On-road vehicles.  Motorcycles: In 1998, Polaris began manufacturing V-twin cruiser motorcycles under the Victory® brand name. In 2008, Polaris introduced its first luxury touring models, the Victory Vision Streettm and Victory Vision Tourtm. In 2009 the Company expanded its touring product line to include the Victory Cross Roadstm and Cross Countrytm models. Polaris’ 2010 model year line of motorcycles consists of thirteen models with suggested United States retail prices ranging from approximately $12,500 to $25,000. In 2009, Polaris introduced its first electric neighborhood vehicle, the Polaris Breezetm. The Company has one model with a retail price of approximately $8,000.

Parts, Garments and Accessories.  Polaris produces or supplies a variety of replacement parts and accessories for its ORVs, snowmobiles, motorcycles, LEVs and personal watercraft. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include products such as covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. Polaris also markets a full line of recreational apparel including helmets, jackets, bibs and pants, leathers and hats for its snowmobile, ORV, and motorcycle lines. The apparel is designed to Polaris’ specifications, purchased from independent vendors and sold by Polaris through its dealers and distributors, and online through its e-commerce subsidiary under the Polaris brand name.

Discontinued Operations — Marine Products.  Polaris entered the personal watercraft (“PWC”) market in 1992. On September 2, 2004, the Company announced that it had decided to cease manufacturing marine products effective immediately. As technology and the distribution channel evolved, the marine division’s lack of commonality with other Polaris product lines created challenges for Polaris and its dealer base. The marine division continued to experience escalating costs and increasing competitive pressures and was never profitable for Polaris. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.

Manufacturing and Distribution Operations

Polaris’ products are assembled at its original manufacturing facility in Roseau, Minnesota and at its facilities in Spirit Lake, Iowa and Osceola, Wisconsin. Since snowmobiles, ORVs and motorcycles incorporate similar technology, substantially the same equipment and personnel are employed in their production. Polaris is vertically integrated in several key components of its manufacturing process, including plastic injection molding, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and manufacture of foam seats. Fuel tanks, tracks, tires and instruments, and certain other component parts are purchased from third party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by Polaris. Polaris’ work force is familiar with the use, operation and maintenance of the products, since many employees own snowmobiles, ORVs, and motorcycles. In 1991, Polaris acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third party suppliers. In 1994, Polaris acquired a manufacturing facility in Spirit Lake, Iowa in order to expand its assembly capacity. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping are conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at Polaris’ Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In early

2002, Polaris completed the expansion and renovation of its Roseau manufacturing facility, which resulted in increased capacity and enhanced production flexibility.

Pursuant to informal agreements between Polaris and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of Polaris’ two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985 and is still a major supplier of engines to Polaris. Fuji develops such engines to the specific requirements of Polaris. Polaris believes its relationship with Fuji to be good. Although Polaris has alternative sources for its engines and does not currently have knowledge that Fuji intends to terminate supplying engines to Polaris, a termination of the supply relationship with Fuji would materially adversely affect Polaris production until substitute supply arrangements for the quantity of engines required by Polaris has been established.

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

Polaris maintains sales and administration facilities in; Passy, France; Askim, Norway; Ostersund, Sweden; Birmingham, United Kingdom; Griesheim, Germany; Barcelona, Spain and Ballarat, Victoria, Australia. Polaris maintains distribution facilities in Vermillion, South Dakota; Passy, France and Ballarat, Victoria, Australia to distribute PG&A products to our North American dealers and international dealers and distributors.

Production Scheduling

Polaris produces and delivers it products throughout the year based on dealer and distributor orders. Beginning in 2008, Polaris began testing a new dealer ordering process called Maximum Velocity Program (MVP) with select dealers in North America, where ORV orders are placed in approximately two week intervals driven by retail sales trends at the individual dealership. Currently, the MVP process is being utilized by North American dealers representing approximately 50 percent of the ORV volume in 2009. For non-MVP dealers, most ORV orders are taken twice a year, in the summer and late winter. Distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. Orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. For non-MVP dealers and products, units are built to order each year subject to fluctuations in market conditions and supplier lead times. The anticipated volume of units to be produced is substantially committed to by non-MVP dealers and distributors prior to production. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling.

Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. Polaris manufactures ORVs year round. Victory motorcycle manufacturing began in 1998. Polaris has the ability to mix production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

Polaris products are sold through a network of approximately 1,500 independent dealers in North America, and through nine subsidiaries and 43 distributors in approximately 130 countries outside of North America.

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

With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany and Spain, sales of Polaris’ products in Europe and other offshore markets are handled through independent distributors. In 1999, Polaris acquired certain assets of its distributor in Australia and New Zealand and now distributes its products to its dealer network in those countries through a wholly-owned subsidiary. During 2000, Polaris acquired its distributor in France and now distributes its products to its dealer network in France through a wholly-owned subsidiary. In 2002, Polaris acquired certain assets of its distributors in the United Kingdom, Sweden and Norway and now distributes its products to its dealer networks in the United Kingdom, Sweden and Norway through wholly-owned subsidiaries. During 2007, Polaris established a wholly-owned subsidiary in Germany and now distributes its products directly to its dealer network in Germany. In 2008, Polaris established a wholly-owned subsidiary in Spain and now distributes its products directly to its dealer network in Spain. See Notes 1 and 11 of Notes to Consolidated Financial Statements for a discussion of international operations.

Victory motorcycles are distributed directly through authorized Victory dealers. Polaris has a high quality dealer network for its other product lines from which many of the approximately 300 current North American Victory dealers were selected. In 2008 Polaris expanded into Australia with one company owned retail store and expects to further expand its Victory dealer network over the next few years in North America and internationally. The Polaris Breezetm electric vehicles are distributed through authorized LEV and golf vehicle dealers. At December 31, 2009, the Company had ten dealers authorized to sell its Breezetm product.

Dealers and distributors sell Polaris’ products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. Polaris believes a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary. In addition, Polaris sells military and other Polaris vehicles directly to military and government agencies and other national accounts.

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

Polaris has arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland, New Zealand, Norway and Sweden) to provide floor plan financing for its dealers. Substantially all of Polaris’ United States sales of snowmobiles, ORVs, motorcycles and related

PG&A are financed under arrangements whereby Polaris is paid within a few days of shipment of its product. Polaris participates in the cost of dealer financing and has agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. Polaris has not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, Polaris will adjust its sales return allowance at the time of sale should management anticipate material repurchases of units financed through the finance companies. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A. under which HSBC manages the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of retail credit business generated. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris agreed to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Management anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. See Note 6 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

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

Polaris expended approximately $111.1 million, $137.0 million and $123.9 million for sales and marketing in 2009, 2008 and 2007, respectively.

Engineering, Research and Development, and New Product Introduction

Polaris employs approximately 370 persons primarily in its Roseau and Wyoming, Minnesota facilities, who are engaged in the development and testing of existing products and research and development of new products and improved production techniques. Management believes Polaris and its predecessors were the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” four-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system to ORVs and the use of electronic fuel injection for ORVs.

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

Polaris expended for research and development approximately $63.0 million, $77.5 million and $73.6 million in 2009, 2008 and 2007, respectively.

Investment in KTM Power Sports AG

In 2005 Polaris purchased a 25 percent interest in Austrian motorcycle manufacturer KTM and began several important strategic projects with KTM intended to strengthen the competitive position of both companies and provide tangible benefits to their respective customers, dealers, suppliers and shareholders. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement, which provided that under certain conditions in 2007, either Cross could purchase Polaris’ interest in KTM or, alternatively, Polaris could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by the Company of approximately 1.38 million shares of KTM, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross. The agreement provided for completion of the sale of the KTM shares in two stages. In the first half of 2007, the Company completed both stages of its sale of KTM shares generating proceeds of $77.1 million. Polaris now holds ownership of approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares. During the first quarter 2009, the Company determined that the decline in the market value of the KTM shares owned by the Company was other than temporary; therefore, Polaris recorded the decrease in the fair value of the investment as a charge to the income statement in the first quarter of 2009 totaling $9.0 million, pretax, or $0.18 per diluted share.

Competition

The ORV, snowmobile, motorcycle and LEV vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris.

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

In August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory standards for ATVs and to ban three-wheeled ATVs. The CPSC did not complete this rulemaking process or issue a final rule.

In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs in the United States to comply with the ANSI/SVIA ATV safety standards which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect through the voluntary agreement with the CPSC. Polaris products comply with the ANSI/SVIA standard and Polaris has had an action plan filed with the CPSC since 1998 when the Consent Decree expired. The Company does not believe the new law will negatively affect its business to any greater degree than those of its competitors who are now subject to the same mandatory standards.

The Act also includes a provision that requires the CPSC to complete the ATV rulemaking process it started in August, 2006 and issue a final rule regarding ATV safety. The Act requires the CPSC to evaluate certain matters in the final rule including the safety of the categories of youth ATVs as well as the need for safety standards or increased safety standards for suspension, brakes, speed governors, warning labels, marketing and dynamic stability.

The Act also includes provisions which limit the amount of lead paint and lead content that can in exist in the accessible components of ATVs, off-road side-by-side and snowmobiles Polaris sells in the United States for children twelve years of age and younger. Under the law, products that have lead content in excess of these limits may not be sold in the United States starting February 10, 2009. Polaris, along with others in the recreational products industry, has also filed a petition for exclusion with the CPSC which, if approved, will exempt certain metal alloys and battery terminals from the requirements of the law.

The CPSC did not approve this request but instead issued a Stay of Enforcement (“Stay”) until May 2011. The Stay provides that the CPSC will not seek to enforce the Act against manufacturers who sell children’s recreational vehicle products provided the metal alloys in these products meet certain lead limits and information regarding the lead content of the relevant products is submitted to the CPSC. To meet the requirements of the law and the Stay, Polaris has installed lead-compliant parts on its vehicles where possible and in some cases has designed features and kits to be installed on its vehicles to make lead-containing parts inaccessible. Polaris products meet the terms of the

CPSC Stay and the Company is currently selling its children’s products. However, if the Stay expires in 2011 and is not extended, the Company will again be restricted from selling its children’s products that do not comply with the lead limits in the Act. Furthermore, the legal protection provided under the Stay is limited because it only limits the enforcement actions of the CPSC. The Stay does not prevent third parties from bringing legal action under the law or state Attorneys General from bringing an action to enforce the law.

Polaris does not believe any of its children’s products present a harmful risk of lead exposure because children are not exposed to vehicle parts containing lead during normal operation and use. It is for this reason that Polaris, along with others in the recreational product industry, are seeking an amendment to the Act that would exclude its products from the scope of the law. However, until the Act is changed or a permanent petition for exclusion is approved by the CPSC exempting the youth products from the law, there is uncertainty about whether Polaris and its dealers will be restricted from selling some of its Company’s children’s product in the United States at some time in the future. Polaris does not believe that these restrictions have had or will have a material adverse effect on Polaris or negatively impact its business to any greater degree than those of its competitors who sell children’s products in the United States.

Polaris is a member of the Recreational Off-Highway Vehicle Association (“ROHVA”) which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (“ROVs”). Since early 2008, ROHVA has been engaged in a comprehensive process for developing a voluntary standard for equipment, configuration and performance requirements of ROVs through the American National Standards Institute (“ANSI”). Comments on the draft standard have been actively solicited from the CPSC and other stakeholders as part of the ANSI process. In addition, members of ROHVA have met on numerous occasions with the CPSC to discuss the draft standard. The draft standard addresses stability, occupant protection and retention as well as other safety performance criteria. The ANSI standard is scheduled to be published in early 2010 and upon publication will be immediately opened for maintenance and revision in accordance with the ANSI process to evaluate additional safety provisions.

On October 28, 2009, the Consumer Product Safety Commission published an advance notice of proposed rulemaking regarding ROVs. Polaris RANGER and RZR side-by-side vehicles are included in the ROV category. In its notice, the CPSC stated that it was reviewing the risk of injury associated with ROVs and beginning a rule-making procedure under the Consumer Product Safety Act. The CPSC also noted the draft ANSI standard developed by ROHVA and expressed concerns with the draft standard in the areas of vehicle stability, vehicle handling, and occupant retention and protection. Polaris is a member of ROHVA, which is preparing written comments and a technical response to the CPSC notice. This response and all other public comments are due to the CPSC by March 15, 2010. Polaris is unable to predict the outcome of the CPSC rule-making procedure and the ultimate impact of the procedure or any resulting rules on its business and operating results.

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

CARB has emission regulations for ATVs and off-road side-by-side vehicles which the Company already meets. In October 2002, the EPA established new corporate average emission standards effective for model years 2006 through 2012 for non-road recreational vehicles including ATVs, off-road side-by-side vehicles and snowmobiles. The Company has developed engine and emission technologies along with its existing technology base to meet current and future requirements. In 2002, Polaris entered into an agreement with a German manufacturer to supply four-stroke engines that meet emission requirements for certain snowmobile models. In 2008, the EPA modified the snowmobile emission standards for model year 2012 and the Company has developed engine and emission technologies to meet these requirements nationwide by 2012. The EPA announced its intention to issue a future rulemaking on snowmobiles in or around 2010 and any new emission standards under this rule are expected to become effective after 2012.

Victory motorcycles are also subject to EPA and CARB emission standards. Polaris believes that its motorcycles have always complied with these standards. The CARB regulations required additional motorcycle emission reductions in model year 2008 which the Company meets. The EPA adopted the CARB emission limits in a January 2004 rulemaking that allows an additional two model years to meet these new CARB emission requirements on a nationwide basis. The Company has developed engine and emission technologies to meet these requirements nationwide by 2010.

Polaris products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States. Europe currently regulates emissions from certain of the Company’s ATV-based products and motorcycles and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the U.S. In December 2006 Canada proposed a new regulation that would essentially adopt the U.S. emission standards for ATVs, off-road side-by-side vehicles, and snowmobiles. These regulations have not yet been finalized, but they are not expected to have a material effect on Polaris’ business.

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

Polaris is unable to predict the outcome of such actions or the possible effect on its business. Polaris believes that its core business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of its products and how to protect the environment.

Employees

Due to the seasonality of the Polaris business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2009, Polaris employed an average of approximately 3,000 persons, a decrease of 300 persons, from 2008. The decrease was due to the need to adjust the production capacity and workforce due to the extremely difficult business environment in 2009. Approximately 1,200 of Polaris employees are salaried. Polaris considers its relations with its employees to be excellent. Polaris’ employees have not been represented by a union since July 1982.

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

Forward-Looking Statements

This 2009 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A — Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that the Company may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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

Executive Officers of the Registrant

Set forth below are the names of the executive officers of the Company as of February 16, 2010, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

Name	Age	Title

Scott W. Wine	42	Chief Executive Officer
Bennett J. Morgan	46	President and Chief Operating Officer
Todd-Michael Balan	40	Vice President — Corporate Development
Wesley W. Barker	47	Vice President — Operations
Mark E. Blackwell	56	Vice President — Motorcycles
Stacy L. Bogart	46	Vice President — General Counsel, Compliance Officer and Secretary
John B. Corness	55	Vice President — Human Resources
Michael D. Dougherty	42	Vice President — Global New Market Development
William C. Fisher	55	Vice President and Chief Information Officer
Matthew J. Homan	38	Vice President — Off-Road Vehicles
Michael P. Jonikas	49	Vice President — On-Road Vehicles, Sales and Marketing
David C. Longren	51	Vice President and Chief Technical Officer
Michael W. Malone	51	Vice President — Finance and Chief Financial Officer
Scott A. Swenson	46	Vice President — Snowmobiles and PG&A

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. Each of Messrs. Wine and Morgan has an employment agreement with no expiration date. There are no family relationships between or among any of the executive officers or directors of the Company.

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

Mr. Balan joined Polaris in July 2009 as Vice President — Corporate Development. Prior to joining Polaris, Mr. Balan was Director of Marketing and Strategy for United Technologies Fire & Security Business from 2007 to June 2009. Prior to that, Mr. Balan held various marketing, general management, business development, and strategy roles within Danaher Corp. from 2001 to 2007. Mr. Balan’s work history also includes various strategy, marketing, and sales management roles with Emerson Electric and Colfax Corporation.

Mr. Barker joined Polaris in April 2009 as Vice President of Operations. Mr. Barker brings 20 years of experience driving Lean operations and building efficient business cultures in Europe, Asia and North America. Prior to joining Polaris, Mr. Barker was vice president of Global Operations for Hubbell Lighting Division from August 2006 to March 2009 where he managed all aspects of operations, including managing plants, manufacturers abroad, distribution centers, product engineering and technical applications. Before joining Hubbell, Mr. Barker worked at Ingersoll-Rand Inc. for 12 years in a number of senior positions.

Mr. Blackwell has been Vice President — Motorcycles since May 2009, was Vice President — Victory Motorcycles from October 2005 to May 2009 and was also Vice President — International Operations from October 2005 to

December 2008. Mr. Blackwell joined Polaris in September 2000 as General Manager for Victory Motorcycles. Mr. Blackwell has over 30 years of progressive experience in the powersports industry, beginning in retail and working through a variety of assignments at the distributor and manufacturer levels for Japanese, European and American companies.

Ms. Bogart has been Vice President -General Counsel and Compliance Officer of Polaris since November 2009 and Corporate Secretary since January 2010. From February 2009 to November 2009, Ms. Bogart was General Counsel of Liberty Diversified International. From October 1999 until February 2009, Ms. Bogart held several positions at The Toro Company, including Assistant General Counsel and Assistant Secretary. Before joining The Toro Company, Ms. Bogart was a Senior Attorney for Honeywell Inc.

Mr. Corness has been Vice President — Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

Mr. Dougherty has been Vice President — Global New Market Development since December 2008. Prior to this, Mr. Dougherty was Vice President and General Manager of the ATV Division since November 2007, and was General Manager of the ATV Division since April 2005. In 2002, Mr. Dougherty accepted the position of General Manager, International Operations. In 1998, Mr. Dougherty joined Polaris as the International Sales Manager for Europe, Mid East and Africa. Prior to Polaris, he was employed at Trident Medical International, a trading company.

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

Mr. Homan has been Vice President — Off-Road Vehicles since December 2008. Prior to this, Mr. Homan was Vice President and General Manager of the Side-by-Side Division since August 2008, General Manager of the Side-by-Side Division since December 2005, and was Director of Marketing for the All-Terrain Vehicle Division since joining Polaris in 2002. Prior to working at Polaris, Mr. Homan spent nearly seven years at General Mills working in various marketing and brand management positions.

Mr. Jonikas has been Vice President — On-Road Vehicles, Sales and Marketing since May 2009, and was Vice President — Sales and Marketing since November 2007. Mr. Jonikas joined Polaris in 2000, and during the past ten years has held several key roles including Director of Product and Marketing Management for the ATV Division and General Manager of the Polaris Side-by-Side Division. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills in numerous general management positions.

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

Mr. Malone has been Vice President — Finance and Chief Financial Officer of the Company since January 1997. From January 1997 to January 2010 Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of a predecessor company of Polaris. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

Mr. Swenson has been Vice President — Snowmobiles and PG&A since November 2007. Prior to his current position, Mr. Swenson was General Manager of the Snowmobile Division since April 2006 and General Manager of the PG&A Division beginning in May 2001. In 1998 Mr. Swenson joined Polaris as Assistant Treasurer. Prior to joining Polaris, Mr. Swenson was employed in various finance positions at General Electric and Shell Oil Company.

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

Polaris products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the U.S. federal government and individual states as well as international regulatory authorities. Although Polaris believes that its snowmobiles, ORVs, motorcycles and LEVs have always complied with applicable vehicle safety and emissions standards and related regulations, there can be no assurance that future regulations will not require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Although Polaris is unable to predict the ultimate impact of adopted or proposed regulations on its business and operating results, Polaris believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations. Polaris products are also subject to laws and regulations that restrict the use or manner of use during certain hours and locations. Polaris continues to monitor these activities in conjunction with industry associations and supports balanced and appropriate programs that educate the product user on safe use of its products and how to protect the environment.

A significant adverse determination in any material product liability claim against Polaris could adversely affect the operating results or financial condition.

The manufacture, sale and usage of our products expose us to significant risks associated with product liability claims. Because of the high cost of product liability insurance premiums, and the historically insignificant amount of product liability claims paid by Polaris, Polaris was self-insured from 1985 to 1996. In 1996, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded its self-insured retention levels. Since September 2002, due to insurance market conditions resulting in significantly higher proposed premium costs, Polaris has elected not to purchase insurance for product liability losses. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

Polaris had a product liability reserve accrual on its balance sheet of $11.4 million at December 31, 2009 for the possible payment of pending claims related to continuing operations and $1.9 million for discontinued operations for product liability, regulatory and other legal costs related to marine products. Polaris believes such accruals are adequate. Polaris does not believe the outcome of any pending product liability litigation will have a material adverse effect on the operations of Polaris. However, no assurance can be given that its historical claims record, which did not include ATVs prior to 1985 or motorcycles and side-by-side vehicles prior to 1998, will not change or that material product liability claims against Polaris will not be made in the future. Adverse determination of material product liability claims made against Polaris would have a material adverse effect on Polaris’ financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on the results of operations.

Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris also provides a limited emission warranty for certain emission-related parts in its ORVs, snowmobiles, and motorcycles as required by the U.S. Environmental Protection Agency and the California Air Resources Board. Although Polaris employs quality control procedures, sometimes a product is distributed which needs repair or replacement. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through Polaris’ dealers and distributors and have not had a material effect on Polaris’ business. See Note 1 of Notes to Consolidated Financial Statements.

Changing weather conditions may reduce demand and negatively impact net sales of certain Polaris products.

Lack of snowfall in any year in any particular geographic region may adversely affect snowmobile retail sales and related PG&A sales in that region. Polaris seeks to minimize this potential effect by stressing pre-season sales (see “Business — Production Scheduling” for additional discussion) and facilitate the transfer of dealer inventories from one location to another and by balancing production to retail sales and industry conditions. However, there is no assurance that weather conditions would not have a material effect on Polaris’ sales of ORVs, snowmobiles, motorcycles, or PG&A.

Polaris faces intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact Polaris’ business and operating results.

The snowmobile, ORV, motorcycle and LEV markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain Polaris competitors are more diversified and have financial and marketing resources which are substantially greater than those of Polaris. In addition, Polaris’ products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications. Although Polaris has been able to effectively compete with its numerous competitors, failure to do so could have a material adverse effect on future business performance.

Termination or interruption of informal supply arrangements could have a material adverse effect on the Company’s business or results of operations.

Pursuant to informal agreements between Polaris and Fuji in Japan, Fuji was the sole manufacturer of Polaris two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for Polaris’ ATV products since their introduction in the spring of 1985 and is still a major supplier of engines to Polaris. Such engines are developed by Fuji to the specific requirements of Polaris. Although Polaris has alternative sources for its engines and does not currently have knowledge that Fuji intends to terminate supplying engines to Polaris, a termination of the supply relationship with Fuji would materially adversely affect Polaris production until substitute supply arrangements for the quantity of engines required by Polaris could be established. Polaris continues to develop additional sources for engines to reduce the risk of dependence on a single supplier and to minimize the effect of fluctuations in the Japanese yen. Polaris anticipates no significant difficulties in obtaining substitute supply arrangements for other raw materials or components for which it relies upon limited sources of supply. There can be no assurance that alternate supply arrangements will be made on satisfactory terms.

Fluctuations in foreign currency exchange rates could result in declines in Polaris’ reported sales and net earnings.

The changing relationships of primarily the U.S. dollar to the Canadian dollar, the Euro, the Japanese yen and certain other foreign currencies, have from time to time had a negative impact on results of operations. While Polaris actively manages the exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

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

The Company has arrangements with each of HSBC, Sheffield and GE Bank to make retail financing available to consumers who purchase Polaris products in the United States. During 2009 consumers financed approximately 32 percent of the Polaris vehicles sold in the United States through the HSBC revolving retail credit, and Sheffield and GE Bank installment retail credit programs. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had previously been available to Polaris customers. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007 resulting in a significant decline in the income from financial services reported by Polaris in the second half of 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris agreed to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Management anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.

We intend to grow our business through potential acquisitions, alliances and new joint ventures and partnerships, which could be risky and could harm our business.

One of Polaris’ growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, alliances, and new joint ventures and partnerships that add value while considering the Company’s existing brands and product portfolio. The benefits of an acquisition or new joint venture or partnership may take more time than expected to develop or integrate into our operations, and the Company cannot guarantee that acquisitions, alliances, joint ventures, or partnerships will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in integrating and assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;

•	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; and

•	incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

Polaris’ ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition targets at acceptable prices, terms, and conditions, its ability to compete effectively for these acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if the Company completes a large acquisition or multiple acquisitions within a relatively short period of time. Any potential acquisition could impair the Company’s operating results, and any large acquisition could impair its financial condition, among other things.

The following additional factors that could have a negative effect on the future financial performance of Polaris and its common stock are discussed in the section entitled “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report:

•	Higher dealer and factory inventories/lower shipments

•	Higher commodity and transportation costs, particularly energy-related costs resulting from natural disasters

•	Higher promotional incentives and floor plan financing costs

•	Increases in the cost and availability of certain raw materials, including aluminum, steel and plastic resins

•	Effects from the relationship with KTM related to the engine supply agreement and the impairment of the carrying value of the KTM investment

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following sets forth the Company’s material facilities as of December 31, 2009.

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	258,000
Spirit Lake, Iowa	Warehouse	Leased	90,000
Milford, Iowa	Distribution Facility	Leased	87,000
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Whole Goods Manufacturing and R&D	Owned	635,000
Roseau, Minnesota	Injection Molding manufacturing	Owned	76,800
Roseau, Minnesota	Warehouse (various locations)	Leased	33,600
Vermillion, South Dakota	Distribution Center	Owned	385,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	188,800
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
Ballarat, Victoria, Australia	Office and Distribution facility	Leased	9,200
Winnipeg, Manitoba, Canada	Office facility	Leased	12,000
Passy, France	Office and Distribution facility	Leased	10,000
Askim, Norway	Office facility	Leased	10,800
Ostersund, Sweden	Office and Distribution facility	Leased	14,300
Birmingham, United Kingdom	Office facility	Leased	6,500
Griesheim, Germany	Office facility	Leased	3,200
Wyoming, Minnesota	Research and Development facility	Owned	127,000
Eagan, Minnesota	Wholegoods Distribution	Leased	35,000
Brooklyn Park, Minnesota	Wholegoods Distribution	Leased	25,000
E. Syracuse, New York	Wholegoods Distribution	Leased	40,000
Ontario, California	Wholegoods Distribution	Leased	112,000
Nashville, Tennessee	Wholegoods Distribution	Leased	37,500
Irving, Texas	Wholegoods Distribution	Leased	46,300
Spencer, Iowa	Wholegoods Distribution	Leased	45,000
Tacoma, Washington	Wholegoods Distribution	Leased	15,000
Melbourne Australia	Retail store	Leased	9,600
Barcelona, Spain	Office facility	Leased	4,300
Shanghai, China	Sales and Purchasing Office	Leased	1,500

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

On November 13, 2009, Erik Braswell and Josh Alexander (“Plaintiffs”) sued Polaris in Colorado State District Court in Garfield County, Colorado. In their original Complaint, Plaintiffs alleged that they and others similarly situated had incurred repeated engine failures with Polaris model year 2006 through 2009 800cc and 900cc snowmobiles and sought certification of a class of all purchasers in the state of Colorado who had experienced major engine failure. In an Amended Complaint served on December 1, 2009, Plaintiffs assert breach of warranty, consumer fraud, unlawful trade practice, and false advertising claims and seek certification of a class consisting of all persons in the United States who purchased or currently own a model year 2006 through 2009 Polaris snowmobile sold with a Polaris Liberty 800cc or 900cc engine. Plaintiffs are seeking consequential and incidental damages, a refund of their purchase price, attorneys’ fees, and other legal and equitable relief. Polaris moved the case to the United States District Court for the District of Colorado on December 11, 2009 based on the allegations in Plaintiffs Amended Complaint and filed its Answer on December 17, 2009 denying the claims and the class allegations. On January 7, 2010, Plaintiffs filed a motion to remand the case to state court, which is currently pending before the federal court. On February 22, 2010, the court issued a scheduling order setting forth deadlines for various events, including an August 2, 2010 deadline for Plaintiffs to file a motion to certify the proposed class. The court has not set a date for trial. Management believes the claim to be without merit and intends to continue to defend vigorously against this action but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s business or financial results of operation.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2009 Annual Report is incorporated herein by reference.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: Russell 2000 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2004 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Comparison of 5-Year Cumulative Total Return Among
Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Index

	2004	2005	2006	2007	2008	2009

Polaris Industries Inc.	$100.00	$75.31	$72.21	$75.73	$47.12	$75.38
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58
Recreational Vehicles Industry Group Index	100.00	85.32	106.75	77.03	30.05	53.15

Assumes $100 Invested at the close on December 31, 2004
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2009

Source: Morningstar, Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Polaris during the fourth quarter of the fiscal year ended December 31, 2009.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares That May
			Shares Purchased as	Yet Be Purchased
	Total Number of	Average Price Paid	Part of Publicly	Under the
Period	Shares Purchased	per Share	Announced Program	Program(1)

October 1 - 31, 2009	5,000	$48.74	5,000	3,809,000
November 1 - 30, 2009	0	—	—	3,809,000
December 1 - 31, 2009	90,000	43.60	90,000	3,719,000

Total	95,000	$43.86	95,000	3,719,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 37.5 million shares of the Company’s common stock (the “Program”) as of December 31, 2009. Of that total, approximately 33.8 million shares have been repurchased cumulatively from 1996 through December 31, 2009.

Item 6.	Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All periods presented reflect the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations.

11-Year Selected Financial Data

	For the Years Ended December 31,
(In millions, except per-share data)	2009	2008	2007	2006	2005	2004

Statement of Operations Data
Sales Data:
Total sales	$1,565.9	$1,948.3	$1,780.0	$1,656.5	$1,869.8	$1,773.2
Percent change from prior year	−20%	9%	7%	−11%	5%	14%
Sales mix by product:
Off-Road vehicles	65%	67%	67%	67%	66%	66%
Snowmobiles	12%	10%	10%	10%	14%	16%
On-Road vehicles	3%	5%	6%	7%	5%	4%
Parts, garments and accessories	20%	18%	17%	16%	15%	14%
Gross Profit Data:
Total gross profit	$393.2	$445.7	$393.0	$359.4	$411.0	$416.6
Percent of sales	25.1%	22.9%	22.1%	21.7%	22.0%	23.5%
Operating Expense Data:
Total operating expenses	$245.3	$284.1	$262.3	$238.4	$244.7	$242.7
Percent of sales	15.7%	14.6%	14.7%	14.4%	13.1%	13.7%
Net Income Data:
Net income from continuing operations	$101.0	$117.4	$112.6	$112.8	$137.7	$132.3
Percent of sales	6.5%	6.0%	6.3%	6.8%	7.4%	7.5%
Diluted net income per share from continuing operations	$3.05	$3.50	$3.10	$2.72	$3.15	$2.97
Net income	$101.0	$117.4	$111.7	$107.0	$136.7	$99.9
Diluted net income per share	$3.05	$3.50	$3.07	$2.58	$3.12	$2.25
Cash Flow Data:
Cash flow provided by continuing operations	$193.2	$176.2	$213.2	$152.8	$162.5	$237.1
Purchase of property and equipment for continuing operations	43.9	76.6	63.7	52.6	89.8	88.8
Repurchase and retirement of common stock	4.6	107.2	103.1	307.6	132.3	66.8
Cash dividends to shareholders	50.2	49.6	47.7	50.2	47.0	38.9
Cash dividends per share	$1.56	$1.52	$1.36	$1.24	$1.12	$0.92
Balance Sheet Data (at end of year):
Cash and cash equivalents	$140.2	$27.2	$63.3	$19.6	$19.7	$138.5
Current assets	491.5	443.6	447.6	393.0	374.0	465.7
Total assets	763.7	751.1	769.9	778.8	770.6	792.9
Current liabilities	343.1	404.8	388.2	361.4	375.6	405.2
Borrowings under credit agreements	200.0	200.0	200.0	250.0	18.0	18.0
Shareholders’ equity	204.5	137.0	173.0	167.4	377.0	368.1

	For the Years Ended December 31,
	2003	2002	2001	2000	1999

Statement of Operations Data
Sales Data:
Total sales	$1,552.4	$1,468.2	$1,427.4	$1,327.0	$1,244.8
Percent change from prior year	6%	3%	8%	7%	13%
Sales mix by product:
Off-Road vehicles	67%	64%	58%	62%	59%
Snowmobiles	15%	20%	26%	23%	25%
On-Road vehicles	4%	2%	1%	1%	3%
Parts, garments and accessories	14%	14%	15%	14%	13%
Gross Profit Data:
Total gross profit	$356.0	$324.6	$299.2	$281.3	$250.5
Percent of sales	22.9%	22.1%	21.0%	21.2%	20.1%
Operating Expense Data:
Total operating expenses	$206.0	$181.8	$164.5	$153.2	$127.1
Percent of sales	13.3%	12.4%	11.5%	11.5%	10.2%
Net Income Data:
Net income from continuing operations	$115.2	$107.1	$93.8	$85.7	$81.8
Percent of sales	7.4%	7.3%	6.6%	6.5%	6.6%
Diluted net income per share from continuing operations	$2.58	$2.28	$1.99	$1.81	$1.64
Net income	$106.3	$99.4	$87.5	$79.1	$73.5
Diluted net income per share	$2.38	$2.12	$1.86	$1.67	$1.48
Cash Flow Data:
Cash flow provided by continuing operations	$162.5	$195.8	$192.0	$105.1	$134.5
Purchase of property and equipment for continuing operations	59.2	52.3	52.9	61.6	60.7
Repurchase and retirement of common stock	73.1	76.4	49.2	39.6	52.4
Cash dividends to shareholders	26.7	25.3	22.8	20.6	19.7
Cash dividends per share	$0.62	$0.56	$0.50	$0.44	$0.40
Balance Sheet Data (at end of year):
Cash and cash equivalents	$82.8	$81.2	$40.5	$2.4	$6.2
Current assets	387.7	343.7	305.3	240.9	214.7
Total assets	674.2	614.4	568.0	492.2	443.7
Current liabilities	330.5	313.5	308.3	238.4	233.8
Borrowings under credit agreements	18.0	18.0	18.0	47.1	40.0
Shareholders’ equity	325.7	282.8	241.6	206.7	169.9

The following table is a reconciliation of Cash Flow Provided to Net Cash Provided by Continuing Operations per Regulation G. The graph of Cash Flow Provided can be found in the “At a Glance” section of Polaris’ Annual Report. (dollars in millions)

			Changes in	Net Cash
		Deferred	Current	Provided by
	Cash Flow	Income	Operating	Continuing
Year	Provided	Taxes	Items	Operations

2000	$129.7	$1.3	$(25.9)	$105.1
2001	150.8	(10.6)	51.8	192.0
2002	176.9	4.3	14.6	195.8
2003	179.1	(8.7)	(7.9)	162.5
2004	202.3	(1.5)	36.3	237.1
2005	211.4	1.6	(50.5)	162.5
2006	177.8	1.3	(26.3)	152.8
2007	189.2	(10.3)	34.3	213.2
2008	197.6	(1.0)	(20.4)	176.2
2009	181.1	22.1	(10.0)	193.2

Polaris management believes that in order to properly understand Polaris’ short-term and long-term financial trends, investors may wish to consider the change of Cash Flow Provided, adjusted for deferred income taxes and changes in current operating items, in determining the Company’s ability to meet its current and future cash obligations. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial performance measures prepared in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2009, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

Executive-Level Overview

2009 was a challenging year for Polaris. Net income and diluted earnings per share decreased 14 percent and 13 percent, respectively, on a 20 percent decline in sales for the full year 2009. The unprecedented weakness in the overall economic environment was a driving factor in our lower sales and earnings for the year. The decline in sales impacted Polaris’ business in every region of the world where we do business. However, strong gross margin expansion enabled Polaris to minimize the decline in earnings relative to the decrease in sales for the year. The Company worked diligently and strategically to take significant cost out of the business in 2009. These savings were important as we also had to overcome a $9.0 million pre-tax, or $0.18 per diluted share non-cash impairment charge on the Company’s investment in KTM in the first quarter of 2009. While sales and earnings declined in 2009, Polaris maintained its commitment to investing in the business to position itself favorably for the long-term.

During 2009, we combined our side-by-side and ATV business unit into an Off-Road Vehicle division, to better leverage the resources in both of these product lines and become the true leader in market share. We provided a necessary boost in resources and support for our Victory business by creating an On-Road division that includes our new Breezetm electric vehicle. On the international front, we added resources and capabilities with a Vice President of Global New Market Development, and also assigned two General Managers to drive growth in Europe, the Middle East and Africa, and to lead our growing presence in China. We also added resources and capabilities to our business development efforts with a new and experienced Vice President of Business Development. We continued to invest in our military business with new products and new customers. And investments were made in our strategic alliances, like Bobcat, which we expect will begin contributing to the bottom line in 2010. Lastly, while most competitors retreated from investments in new product innovation, we launched 34 new products in 2009, that helped us capture additional market share that will benefit the Company well into the future.

For the full year ended December 31, 2009, Polaris reported net income of $101.0 million, or $3.05 per diluted share, compared to $117.4 million, or $3.50 per diluted share for the year ended December 31, 2008, representing a 13 percent decrease on a per diluted share basis. Sales for the full year 2009 totaled $1,565.9 million, a decrease of 20 percent compared to sales of $1,948.3 million for the full year 2008.

The Company’s product lines consist of ORVs, snowmobiles, motorcycles, LEVs and their related parts, garments and accessories (PG&A). ORVs is the largest product line representing 65 percent of Polaris’ sales in 2009, snowmobiles accounted for 12 percent of 2009 total sales, On-Road division represented three percent and PG&A represented 20 percent of 2009 total Company sales. The Company sells its products through a network of 1,500 dealers in North America and seven subsidiaries and 43 distributors in approximately 130 countries outside of North America.

On January 21, 2010, the Company announced that its Board of Directors approved a three percent increase in the regular quarterly cash dividend to $0.40 per share per quarter, representing the 15th consecutive year of increased dividends.

Results of Operations

Sales:

Sales were $1,565.9 million for total year 2009, a 20 percent decrease from $1,948.3 million in sales for the same period in 2008.

The following table is an analysis of the percentage change in total Company sales for 2009 compared to 2008 and 2008 compared to 2007:

	Percent Change in Total
	Company Sales for the Years
	Ended December 31
	2009 vs. 2008	2008 vs. 2007

Volume	−29%	−2%
Product mix and price	10%	11%
Currency	−1%	0%

	−20%	9%

Volume for the full year 2009 decreased 29 percent compared to the same period last year. The decrease is due to the Company shipping fewer off-road and on-road vehicles, snowmobiles and related PG&A items to dealers given the continued overall weak economic environment and more dealers operating under the new Max Velocity Program (“MVP”), which inherently requires lower dealer inventory levels. Product mix and price increased for 2009 compared to 2008 primarily due to shipments of side-by-side vehicles to dealers declining less than shipments of core ATVs during the full year 2009 compared to 2008. Side-by-side vehicles typically have a higher selling price than core ATVs. Additionally the Company realized select selling price increases on several of the new model year products.

Volume for the full year 2008 decreased two percent compared to the same period in 2007 as the Company shipped fewer core ATVs and Victory motorcycles to dealers given the continued weak core ATV industry and heavy weight cruiser and touring segment of the motorcycle industry. The lower shipments of core ATVs and Victory motorcycles during 2008 were partially offset by higher shipments of RANGERtm side-by-side vehicles, snowmobiles and increased PG&A sales. Product mix and price increased for 2008 compared to 2007 primarily due to the positive benefit of a greater number of side-by-side vehicles sold to dealers, which typically have a higher selling price than core ATVs, and select selling price increases on several of the new model year 2009 products.

Total Company sales by product line are as follows:

	For the Year Ended December 31,
					Percent			Percent
		Percent		Percent	Change		Percent	Change
		of Total		of Total	2009 vs.		of Total	2008 vs.
($ in millions)	2009	Sales	2008	Sales	2008	2007	Sales	2007

Off-road Vehicles	$1,021.1	65%	$1,305.8	67%	−22%	$1,194.6	67%	9%
Snowmobile	179.3	12%	205.3	10%	−13%	179.2	10%	15%
On-Road Vehicles	52.8	3%	93.6	5%	−44%	113.1	6%	−17%
PG&A	312.7	20%	343.6	18%	−9%	293.1	17%	17%

Total Sales	$1,565.9	100%	$1,948.3	100%	−20%	$1,780.0	100%	9%

ORV (off-road vehicles) sales of $1,021.1 million in 2009, which includes both core ATV (all-terrain vehicles) and RANGERtm side-by-side vehicles, decreased 22 percent from 2008. This decrease reflects the ongoing weakness in the consumer retail environment, more dealers operating under the new Max Velocity Program (“MVP”), which inherently requires lower dealer inventory levels, and Polaris’ continued commitment to helping dealers reduce their core ATV inventory. North American dealer inventories of core ATVs were down significantly at year end 2009, declining 35 percent when compared to 2008 levels. North American retail sales for ORVs decreased in the mid-teens percentage range for the full year 2009 compared to 2008. The decrease is directly related to the overall weak economic environment. However, Polaris again gained market share during 2009 compared to 2008, an indication of the acceptance in the marketplace of the Company’s new product introductions in recent years.

For 2008, ORV sales of $1,305.8 million increased nine percent from 2007. The increase in 2008 sales was due to the Company’s growing side-by-side business with the RANGER RZRtm side-by-side recreation vehicles continuing to sell well along with the RANGER Crewtm six passenger side-by-side utility vehicles and the new RANGER RZR Stm. Additionally, the Company’s newly redesigned RANGERtm utility vehicle for model year 2009 was well received in 2008. The overall growth in side-by-side vehicles was partially offset by fewer shipments of Polaris core ATVs to North American dealers as they continued to reduce their core ATV inventory levels in a tough economic environment. Although the core ATV market continued to be weak, the Company remained active in new product development with the introduction of an all new Sportsman XP for model year 2009, in both 550cc and 850cc engine displacement sizes in 2008. Polaris gained market share during 2008 compared to 2007.

Snowmobile sales decreased 13 percent to $179.3 million for 2009 compared to 2008. The decrease reflects the continued weakness in the consumer retail environment both in North America and overseas markets. Snowmobile sales increased 15 percent to $205.3 million for 2008 compared to 2007. The increase in 2008 reflects the lower beginning snowmobile dealer inventory levels in 2008 compared to the prior year, good snowfall during the 2008 riding season and a benefit of product mix as more higher priced snowmobiles were shipped in 2008 compared to 2007.

Sales of the On-Road division, which primarily consists of Victory motorcycles, decreased 44 percent during 2009 compared to 2008 to $52.8 million. The decrease reflects the continued weak heavyweight cruiser and touring motorcycle industry and the Company’s continued planned reduction in shipments of Victory motorcycles to dealers in North America to assist their efforts to further reduce inventory levels. North American dealer inventory of Victory motorcycles is 32 percent lower at year end 2009 compared to 2008 levels. During the second half of 2009, Polaris began shipping its new electric powered low emission vehicle, the Polaris Breezetm, to its new neighborhood vehicle dealer channel in master planned communities in the Sunbelt region of the United States. For 2008, sales of On-Road vehicles decreased 17 percent compared to 2007 to $93.6 million. The decrease is the result of weak North American motorcycle industry retail sales for heavyweight cruiser and touring motorcycles in 2008, which negatively impacted Polaris’ retail and wholesale sales during the year.

Parts, Garments, and Accessories (“PG&A”) sales decreased nine percent during 2009 compared to 2008 to $312.7 million primarily due to the lower retail sales of Polaris vehicles during 2009; however, the decline in sales was less than the overall Company sales decline as the large installed base of Polaris owners remain loyal to the Polaris brand and continue to purchase PG&A for their products. During 2009, the Company continued to innovate with over 200 accessories introduced for model year 2010 vehicles. For 2008, sales increased 17 percent to $343.6 million. The increase in 2008 reflects PG&A related sales growth from all product lines and geographic regions. During 2008, the Company introduced over 260 new accessory items for 2009 model year ATV, side-by-side and Victory motorcycle wholegood products.

Sales by geographic region for the 2009, 2008 and 2007 year end periods were as follows:

	For the Year Ended December 31,
					Percent			Percent
		Percent		Percent	Change		Percent	Change
		of Total		of Total	2009 vs.		of Total	2008 vs.
($ in millions)	2009	Sales	2008	Sales	2008	2007	Sales	2007

United States	$1,074.2	69%	$1,371.1	70%	−22%	$1,291.5	73%	6%
Canada	239.3	15%	273.0	14%	−12%	231.0	13%	18%
Other foreign countries	252.4	16%	304.2	16%	−17%	257.5	14%	18%

Total Sales	$1,565.9	100%	$1,948.3	100%	−20%	$1,780.0	100%	9%

Significant regional trends were as follows:

United States:

Sales in the United States for 2009 decreased 22 percent compared to 2008. Lower shipments in all product lines due to the overall weak economic environment was the primary reason for the decline in sales. The United States represented 69 percent, 70 percent and 73 percent of total Company sales in 2009, 2008 and 2007, respectively. The decrease in the percentage of total sales in the United States for the 2009 year is primarily the result of lower shipments due to the overall weak economic environment and the Company’s strategic goal of becoming more global. Sales in the United States for 2008 increased six percent when compared to 2007. Lower shipments of core ATVs in the United States for 2008 were more than offset by increased shipments of RANGERtm side-by-side vehicles.

Canada:

Canadian sales decreased 12 percent in 2009 compared to 2008. Fluctuations in the Canadian currency rate compared to the U.S. dollar accounted for a five percent reduction in sales for 2009 compared to 2008. Decreased volume was the primary contributor for the remainder of the decrease in 2009 due to a slowdown in the Canadian economy. Canadian sales increased 18 percent for 2008 compared to 2007. Fluctuations in the Canadian currency rate compared to the U.S. dollar accounted for a one percent reduction in sales for 2008 compared to 2007. Increased volume was the primary contributor for the remainder of the increase in 2008 as the strong Canadian economy contributed to increased ATV, RANGERtm side-by-side and snowmobile sales.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, decreased 17 percent for 2009 compared to 2008. Unfavorable currency rates accounted for six percent of the change for the 2009 year compared to 2008. The remainder of the decrease was primarily driven by lower volume due to the global weak economic environment. Sales for 2008 increased 18 percent compared to 2007. Favorable currency rates accounted for three percent of the change for 2008 compared to 2007. The remainder of the increase was primarily driven by volume gains as the Company increased market share, increased distribution points and increased shipments of RANGER RZRtm side-by-side vehicles in markets outside of North America in 2008.

Gross Profit:

The following table reflects the Company’s gross profit in dollars and as a percentage of sales for the 2009, 2008 and 2007 year end periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2009	2008	2009 vs. 2008	2007	2008 vs. 2007

Gross profit dollars	$393.2	$445.7	−12%	$393.0	13%

Percentage of sales	25.1%	22.9%	+220 basis points	22.1%	+80 basis points

For the full year 2009 gross profit dollars decreased 12 percent to $393.2 million compared to 2008. Gross profit, as a percentage of sales, improved 220 basis points to 25.1 percent compared to 22.9 percent for the full year 2008. The increase in gross profit margin percentage in 2009 resulted primarily from continued product cost reduction efforts, lower commodity costs, product mix benefit and higher selling prices offset partially by unfavorable currency movements. For the full year 2008 gross profit dollars increased 13 percent to $445.7 million compared to 2007. Gross profit, as a percentage of sales, improved 80 basis points to 22.9 percent compared to 22.1 percent for the full year 2007. The increase in the gross profit margin percentage for the full year 2008 was the result of favorable product mix from higher sales of side-by-side vehicles, PG&A and international sales and higher selling prices, offset somewhat by higher commodity and transportation costs during 2008 compared to 2007.

Operating expenses:

The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the 2009, 2008 and 2007 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2009	2008	2009 vs. 2008	2007	2008 vs. 2007

Selling and marketing	$111.1	$137.0	−19%	$123.9	11%
Research and development	63.0	77.5	−19%	73.6	5%
General and administrative	71.2	69.6	2%	64.8	7%

Total operating expenses	$245.3	$284.1	−14%	$262.3	8%

Percentage of sales	15.7%	14.6%	+110 basis points	14.7%	−10 basis points

Operating expenses for 2009 decreased 14 percent to $245.3 million compared to $284.1 million for 2008. Operating expenses in absolute dollars for 2009 decreased $38.8 million primarily due to continued operating cost control measures and the reduction in performance-based incentive compensation plan expenses resulting from the Company’s lower profitability in 2009. Operating expenses as a percentage of sales were 15.7 percent for 2009, an increase from 14.6 percent in 2008, due primarily to lower sales volume during the 2009 year, partially offset by the implementation of operating expense control measures. Operating expenses for 2008 increased eight percent to $284.1 million or 14.6 percent of sales compared to $262.3 million or 14.7 percent of sales for 2007. The increase in operating expenses was primarily due to higher advertising, product launch costs and research and development expenses for several key new product introductions in 2008. Additionally, general and administrative expenses increased in 2008 due to increased performance-based incentive compensation expenses as the Company’s financial performance improved in 2008.

Income from financial services:

The following table reflects the Company’s income from financial services for the 2009, 2008 and 2007 year end periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2009	2008	2009 vs. 2008	2007	2008 vs. 2007

Equity in earnings of Polaris Acceptance	$4.0	$4.6	−13%	$5.3	−13%
Income from Securitization Facility	9.6	8.6	12%	8.7	−1%
Income from HSBC, Sheffield and GE Bank retail credit agreements	1.1	5.7	−81%	28.2	−80%
Income from other financial services activities	2.4	2.3	4%	3.1	−26%

Total income from financial services	$17.1	$21.2	−19%	$45.3	−53%

Income from financial services decreased 19 percent to $17.1 million compared to $21.2 million in 2008. Income from financial services for the full year 2008 decreased 53 percent to $21.2 million compared to $45.3 million in 2007. The decrease in 2009 compared to 2008 was due to the Company’s revolving retail credit provider, HSBC eliminating the volume-based fee income payment to Polaris as of March 1, 2008 partially offset by higher interest rates paid to Polaris Acceptance by both Polaris and its dealers during the 2009 fourth quarter. The decrease in 2008 compared to 2007 was due to HSBC eliminating the volume-based fee income payment in the 2008 first quarter.

Interest expense

Interest expense decreased to $4.1 million in 2009 compared to $9.6 million in 2008. The decrease in interest expense is due to lower interest rates on the Company’s bank borrowings and lower average debt outstanding during the 2009 period. Interest expense decreased to $9.6 million for 2008 compared to $15.1 million in 2007 due to lower interest rates in 2008 versus 2007.

Non-cash Impairment charge on securities held for sale

The non-cash impairment charge on securities held for sale recorded in the first quarter 2009 was $9.0 million, pretax, or $0.18 per diluted share. During the first quarter 2009, the Company determined that the decline in the market value of the KTM shares owned by the Company was other than temporary and that the market value at that time reflected the fair value of the investment and therefore recorded the decrease in the fair value of the investment as a charge to the income statement as of March 31, 2009.

Gain on sale of manufacturing affiliate shares

The Gain on sale of manufacturing affiliate shares was $6.2 million for 2007. In the first and second quarters of 2007, Polaris sold shares of its KTM investment and recorded a gain on the sale of the investment.

Other expense (income), net

Non-operating other expense (income) was $0.7 million of expense, $3.9 million of income, and $3.2 million of income for 2009, 2008, and 2007, respectively. The changes primarily relate to fluctuations of the U.S. dollar and the resulting effects on currency hedging activities and foreign currency transactions related to the foreign subsidiaries.

Provision for Income taxes

The Income tax provision was similar for 2009, 2008, and 2007 and reflected an effective rate of 33.2, 33.7, and 33.9 percent of pretax income, respectively.

Discontinued Operations

The Company ceased manufacturing marine products on September 2, 2004. As a result, the marine products division’s financial results have been reported separately as discontinued operations for all periods presented. In 2007 the Company substantially completed the exit of the marine products division, therefore for 2008 and 2009, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future. For the year ended December 31, 2007, the loss from discontinued operations was $0.9 million, after tax, or $0.03 per diluted share.

Reported Net Income

The following table reflects the Company’s reported net income for the 2009, 2008 and 2007 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2009	2008	2009 vs. 2008	2007	2008 vs. 2007

Net Income	$101.0	$117.4	−14%	$111.7	5%

Diluted net income per share	$3.05	$3.50	−13%	$3.07	14%

Weighted Average Shares Outstanding

The weighted average diluted shares outstanding for 2009, 2008 and 2007 were 33.1 million shares, 33.6 million shares and 36.3 million shares, respectively. The decrease in the average diluted shares outstanding for each of the three years is due principally to the share repurchase activity of the Company.

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

Sales promotions and incentives:  Polaris generally provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2009 and 2008, accrued sales promotions and incentives were $67.1 million and $75.2 million, respectively, reflecting a reduction in units in dealer inventory and a decrease in the core ATV and snowmobile sales promotions and incentives cost environment during 2009. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Share-Based Employee Compensation:  The Company recognizes in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s history of dividend payouts. The Company develops an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect the Company’s gross margin and operating expenses.

Dealer holdback programs:  Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $72.2 million and $80.9 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Product warranties:  Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Polaris records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2009 and 2008, the warranty reserve was $25.5 million and $28.6 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability:  Polaris is subject to product liability claims in the normal course of business. Polaris self insures its product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2009 and 2008 the Company had accruals of $11.4 million and $11.1 million, respectively, for the possible payment of pending claims related to continuing operations. These accruals are included in other accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had an accrual of $1.9 million at December 31, 2009 and at December 31, 2008, for the possible payment of pending claims related to discontinued operations. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Polaris’ financial condition.

New Accounting Pronouncements

Accounting Standards Codificationtm:  The Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) and hierarchy of generally accepted accounting principles has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”)

under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this new standard effective September 30, 2009.

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

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (FASB) issued ASC Topic 820, (originally issued as Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”). Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The FASB deferred the implementation of Topic 820 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of Topic 820 were required for fiscal years beginning after November 15, 2007. The adoption of Topic 820 did not have a material impact on the consolidated financial statements.

Fair Value Option for Assets and Liabilities:  In February 2007, the FASB issued ASC Topic 825 (originally issued as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”). Topic 825 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. ASC 825 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of Topic 825 to any financial assets or liabilities.

Subsequent Events:  In 2009, the Company adopted the provisions of ASC 855, originally issued as SFAS 165, “Subsequent Events”, which was effective for interim and annual periods after June 15, 2009 and amended on February 24, 2010. This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after an issuer’s most recent balance-sheet date but prior to the issuance of its most recent financial statements are referred to as “non-recognized subsequent events”. It also requires companies to evaluate subsequent events through the date the financial statements were issued. See Note 12, “Subsequent Events”.

Liquidity and Capital Resources

Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

The following chart summarizes the cash flows from operating, investing and financing activities for the twelve months ended December 31, 2009 and 2008 ($ in millions):

	For the Twelve Months Ended December 31
	2009	2008	Change

Total cash provided by (used for):
Operating activities	$193.2	$175.7	$17.5
Investment activities	$(29.7)	$(69.7)	$40.0
Financing activities	$(50.4)	$(142.2)	$91.8

Increase (decrease) in cash and cash equivalents	$113.1	$(36.2)	$149.3

For the year ended December 31, 2009, Polaris generated net cash from operating activities of $193.2 million compared to net cash from operating activities of $175.7 million in the same period of 2008, an increase of 10 percent. The $17.5 million increase in net cash provided by operating activities from continuing operations for the year ended 2009 compared to the same period in 2008 is primarily due to a $16.4 million decrease in net income offset by the following changes in operating activities:

•	Inventories provided cash in 2009 of $43.0 million compared to a use of cash totaling $4.0 million in 2008. The increase in the net cash provided of $47.0 million was due to lower factory inventory levels as production was reduced to meet the lower demand for sales in 2009 and improved supply chain and manufacturing flexibility compared to 2008.

•	Accrued expenses were a use of cash in 2009 totaling $24.8 million compared to a use of cash totaling $7.5 million in 2008. The increase in the net cash used of $17.3 million resulted from lower provisioning primarily for sales promotions and incentives and incentive compensation plans due to lower sales and profits in 2009.

•	Income taxes payable/receivable and deferred income taxes provided cash in 2009 totaling $29.8 million compared to a use of cash totaling $10.5 million in 2008. The increase in the net cash provided of $40.3 million was primarily due to lower taxable income and lower income tax payments in 2009 compared to 2008.

•	Accounts payable was a use of cash totaling $40.3 million in 2009 compared to cash provided of $25.9 million in 2008. The increase in the net cash used of $66.2 million was from the timing of payments made for accounts payable for 2009 compared to 2008 and the lower factory production and inventory levels in 2009.

•	Trade receivables provided cash totaling $8.2 million in 2009 compared to cash used of $15.7 million in 2008. The increase in the net cash provided of $23.9 million was due to the lower sales and timing of collections of the trade receivables in 2009 compared to 2008.

Investing activities:

Net cash used for investing activities was $29.7 million for 2009 compared to cash used totaling $69.7 million for 2008. The primary use of cash in 2009 and 2008 was the investment in property and equipment of $43.9 million and $76.6 million respectively.

Financing activities:

Net cash used for financing activities was $50.4 million for 2009 compared to $142.2 million in 2008. In 2009, the Company used cash for financing activities to pay cash dividends of $50.2 million and repurchase shares of common stock for $4.6 million. In 2008, the Company used cash for financing activities to pay cash dividends of $49.6 million and repurchase shares of common stock for $107.2 million.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured variable interest rate bank lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates plus a margin, as defined (effective rate was 0.79 percent at December 31, 2009). At December 31, 2009 and 2008, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 49 percent at December 31, 2009 and 59 percent at December 31, 2008.

As of December 31, 2009, Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap	Fixed Rate	Notional	Expiration
Entered into	(LIBOR)	Amount	Date

2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011

Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on December 31, 2009 was a liability of $699,000.

The following table summarizes the Company’s significant future contractual obligations at December 31, 2009 (in millions):

	Total	<1 Year	1-3 Years	>3 Years

Borrowings under credit agreement:
Revolving loan facility	$0.0	—	—	—
Term loan	200.0	—	$200.0	—
Interest expense under term loan and swap agreements	4.2	$2.6	1.6	—
Engine purchase commitments	4.4	4.4	—	—
Operating leases	6.4	2.5	2.7	1.2

Total	$215.0	$9.5	$204.3	$1.2

Additionally, at December 31, 2009, Polaris had letters of credit outstanding of $12.0 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $5.0 million.

The Polaris Board of Directors authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock through December 31, 2009. Of that total, approximately 33.8 million shares were repurchased cumulatively from 1996 through December 31, 2009. Polaris paid $4.6 million to repurchase and retire approximately 0.1 million shares during 2009. The share repurchase activity during 2009 had no impact on earnings per share for the year ended December 31, 2009. The Company has authorization from its Board of Directors to repurchase up to an additional 3.7 million shares of Polaris stock at December 31, 2009, which represents approximately 11 percent of the total shares currently outstanding.

Polaris has arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Polaris products without the use of Polaris’ working capital. During 2006 Polaris modified its agreement with GE Commercial Distribution Finance Corporation (“GECDF”) to finance Polaris’ Canadian dealers’ purchases of PG&A in addition to financing the Canadian dealers’ wholegood purchases. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under these arrangements whereby Polaris receives payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2009 and 2008, was approximately $714.8 million and $829.1 million, respectively. Polaris participates in the cost of dealer financing up to certain limits. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require Polaris to repurchase repossessed units subject to the annual limitation referred to above.

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GECDF. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2009 and 2008, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $385.8 million and $509.0 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860, (originally issued as SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF (which at December 31, 2009 and 2008 was approximately $83.9 million and $78.0 million, respectively). Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2009 and 2008, was $41.3 million and $51.6 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly -owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At December 31, 2009, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $167.5 million, a 16 percent decrease from $199.0 million at December 31, 2008. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2009 was $555.0 million, a 22 percent decrease from $709.7 million at December 31, 2008. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC, formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007 resulting in a significant decline in the income from financial services reported by Polaris in the second half of 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2010.

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

In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer credit to customers of Polaris dealers for Polaris products in the United States. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

During 2009 consumers financed approximately 32 percent of Polaris vehicles sold in the United States through the combined HSBC revolving retail credit and GE Bank and Sheffield installment retail credit arrangements, while the volume of revolving and installment credit contracts written in calendar year 2009 was $425.6 million, a 33 percent decrease from 2008. The income generated from the HSBC, GE Bank and Sheffield retail credit agreements in 2010 is expected to be similar to the 2009 income generated.

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

Improvements in manufacturing capacity and product development during 2009 included $21.2 million of tooling expenditures for new product development across all product lines. Polaris anticipates that capital expenditures for 2010, including tooling and research and development equipment, will range from $50.0 million to $55.0 million.

Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2010. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates

Commodity inflation has had an impact on the Company’s results of operations in 2009. The changing relationships of the U.S. dollar to the Canadian dollar, Euro and Japanese yen have also had a material impact from time-to-time.

During 2009, purchases totaling seven percent of Polaris’ cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on Polaris’ raw material purchase prices and cost of sales in 2009 had a negative financial impact when compared to the prior year. At December 31, 2009 Polaris had Japanese yen foreign exchange hedging contracts in place for approximately 25 percent of its exposure through the first half of 2010 with notional amounts totaling $6.1 million at an average exchange rate of 91 Japanese Yen to the U.S. dollar. Polaris anticipates that the yen-dollar exchange rate fluctuation will again have a negative impact on cost of sales during 2010 when compared to 2009.

Polaris operates in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 15 percent of total Polaris sales in 2009. From time to time, Polaris utilizes foreign exchange hedging contracts to manage its exposure to the Canadian dollar. The U.S. dollar strengthened in relation to the Canadian dollar in 2009 which resulted in a net negative financial impact on Polaris sales and gross margins for the full year 2009 when compared to 2008. At December 31, 2009 Polaris had open Canadian dollar foreign exchange hedging contracts in place for approximately 50 percent of its exposure through the first half of 2010 with notional amounts totaling $24.7 million with an average exchange rate of approximately 0.93 U.S. dollar to Canadian dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar exchange rate fluctuation will have a positive impact on sales and gross margins during 2010 when compared to 2009.

Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly from its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro and other currencies has resulted in an unfavorable impact on gross margins for 2009 when compared to 2008. At December 31, 2009 Polaris had open Norwegian Krone and Swedish Krona foreign exchange contracts in place through the first half of 2010, and Australian Dollar foreign exchange hedging contracts in place through the full year 2010. The open Norwegian Krone contracts had notional amounts totaling $2.1 million with an average exchange rate of approximately .17 U.S. dollar to Norwegian Krone; the open Swedish Krona contracts had notional amounts totaling $4.1 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona; and the open Australian Dollar contracts had notional amounts totaling $5.4 million with an average exchange rate of approximately .86 U.S. dollar to the Australian Dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the exchange rates for other foreign currencies including the Norwegian Krone, Swedish Krona and Australian Dollar, will have a slightly positive impact on sales and gross margins for 2010 when compared to 2009.

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

The Company generally attempts to obtain firm pricing from most of its suppliers for volumes consistent with planned production. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience gross margin declines to the extent it is not able to increase selling prices of its products. At December 31, 2009, Polaris has diesel fuel hedging contracts in place to hedge approximately 40 percent of the Company’s expected exposure for 2010. These diesel fuel contracts did not meet the criteria for hedge accounting and the resulting unrealized gain as of December 31, 2009 was $0.2 million pretax, which was included in the consolidated statements of income as a component of cost of sales. Polaris also has aluminum hedging contracts in place to hedge approximately 50 percent of the Company’s expected exposure for 2010. These aluminum contracts did not meet the criteria for hedge accounting and the resulting unrealized gain as of December 31, 2009 was $3.3 million pretax, which was included in the consolidated statements of income as a component of cost of sales.

Polaris is a party to a credit agreement with various lenders consisting of a $250 million revolving loan facility and a $200 million term loan. Interest accrues on both the revolving loan and the term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. Additionally, as of December 31, 2009, Polaris is a party to four interest rate swap agreements that lock in a fixed Libor interest rate on a total of $100.0 million of borrowings. The Company is exposed to interest rate changes on any borrowings during the year in excess of $100.0 million. Based upon the average outstanding line of credit borrowings of $268.1 million during 2009, the 0.79 percent interest rate charged to Polaris at December 31, 2009 and the interest rate swap agreements, a one-percent increase in interest rates would have had an approximately $1.7 million impact on interest expense in 2009 and a 0.79 percent decrease in interest rates would have had an approximately $1.3 million impact on interest expense in 2009.

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

Polaris holds approximately 0.34 million KTM shares which have been classified as available for sale securities under ASC Topic 320, (originally issued as FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities). The shares have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (16.50 Euros as of December 31, 2009). The total fair value of these securities as of December 31, 2009 is $8.2 million and unrealized holding losses of $0.4 million (net of tax of $0.2 million) relating to these securities are included as a component of Accumulated other comprehensive income (loss) in the December 31, 2009 consolidated balance sheet. In accordance with Topic 320, the Company assessed the situation where the fair value of the KTM shares has dropped below the cost basis of the shares. During the 2009 first quarter the Company determined that the decline in the market value of the KTM shares was other than temporary and that the market value at the end of the 2009 first quarter reflected the fair value of the investment at that time and therefore recorded a $9.0 million, pretax, or $0.18 per diluted share non-cash impairment charge on securities held for sale. Based upon the expected limited duration of the KTM share price decline since the first quarter 2009 and the Company’s ability and intent to retain this investment, the Company has classified the current impairment of this investment as temporary and has recorded the unrealized holding loss as a component of Accumulated other comprehensive income (loss) rather than in the income statement.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

Management’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which report appears on the following page.

Scott W. Wine
Chief Executive Officer

Michael W. Malone
Vice President of Finance,
Chief Financial Officer

March 1, 2010

Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm
on Company’s Internal Control over Financial Reporting

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 1, 2010

Report Of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 1, 2010

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$140,240	$27,127
Trade receivables, net	90,405	98,598
Inventories, net	179,315	222,312
Prepaid expenses and other	20,638	14,924
Income taxes receivable	—	4,521
Deferred tax assets	60,902	76,130

Total current assets	491,500	443,612
Property and Equipment:
Land, buildings and improvements	118,304	117,396
Equipment and tooling	454,023	478,793

	572,327	596,189
Less accumulated depreciation	(377,911)	(380,552)

Property and equipment, net	194,416	215,637
Investments in finance affiliate	41,332	51,565
Investments in manufacturing affiliates	10,536	15,641
Goodwill, net	25,869	24,693

Total Assets	$763,653	$751,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$75,657	$115,986
Accrued expenses:
Compensation	55,313	56,567
Warranties	25,520	28,631
Sales promotions and incentives	67,055	75,211
Dealer holdback	72,229	80,941
Other	38,748	42,274
Income taxes payable	6,702	3,373
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	343,074	404,833
Long term income taxes payable	4,988	5,103
Deferred income taxes	11,050	4,185
Borrowings under credit agreement	200,000	200,000

Total liabilities	559,112	614,121

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,648 and 32,492 shares issued and outstanding	326	325
Additional paid-in capital	9,992	—
Retained earnings	191,399	140,559
Accumulated other comprehensive income (loss), net	2,824	(3,857)

Total shareholders’ equity	204,541	137,027

Total Liabilities and Shareholders’ Equity	$763,653	$751,148

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Sales	$1,565,887	$1,948,254	$1,780,009
Cost of sales	1,172,668	1,502,546	1,386,989

Gross profit	393,219	445,708	393,020
Operating expenses
Selling and marketing	111,137	137,035	123,897
Research and development	62,999	77,472	73,587
General and administrative	71,184	69,607	64,785

Total operating expenses	245,320	284,114	262,269
Income from financial services	17,071	21,205	45,285

Operating Income	164,970	182,799	176,036
Non-operating expense (Income):
Interest expense	4,111	9,618	15,101
Impairment charge on securities held for sale	8,952	—	—
(Gain) on sale of manufacturing affiliate shares	—	—	(6,222)
Other expense (income), net	733	(3,881)	(3,179)

Income before income taxes	151,174	177,062	170,336
Provision for income taxes	50,157	59,667	57,738

Net Income from continuing operations	101,017	117,395	112,598

Loss from discontinued operations, net of tax	—	—	(948)

Net Income	$101,017	$117,395	$111,650

Basic Net Income per share
Continuing operations	$3.12	$3.58	$3.20
Loss from discontinued operations	—	—	(0.03)

Net Income	$3.12	$3.58	$3.17

Diluted Net Income per share
Continuing operations	$3.05	$3.50	$3.10
Loss from discontinued operations	—	—	(0.03)

Net Income	$3.05	$3.50	$3.07

Weighted average shares outstanding:
Basic	32,399	32,770	35,236
Diluted	33,074	33,564	36,324

All periods presented reflect the classification of the marine division financial results as discontinued operations
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

					Accumulated Other
	Number	Common	Additional	Retained	Comprehensive
	of Shares	Stock	Paid-In Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	35,455	$355	—	$152,219	$14,797	$167,371

Employee stock compensation	210	2	19,757			19,759
Proceeds from stock issuances under employee plans	450	4	11,725			11,729
Tax effect of exercise of stock options			2,232			2,232
Cash dividends declared ($1.36 per share)				(47,739)		(47,739)
Repurchase and retirement of common shares	(1,903)	(19)	(33,714)	(69,367)		(103,100)
Comprehensive income:
Net Income				111,650
Foreign currency translation adjustments, net					6,818
Unrealized gain on equity securities, net					6,238
Unrealized loss on derivative instruments, net					(1,976)
Total comprehensive income						122,730

Balance, December 31, 2007	34,212	$342	—	$146,763	$25,877	$172,982

Employee stock compensation	305	3	18,555			18,558
Proceeds from stock issuances under employee plans	520	5	12,860			12,865
Tax effect of exercise of stock options			1,730			1,730
Cash dividends declared ($1.52 per share)				(49,602)		(49,602)
Repurchase and retirement of common shares	(2,545)	(25)	(33,145)	(73,997)		(107,167)
Comprehensive income:
Net Income				117,395
Foreign currency translation adjustments, net					(18,421)
Unrealized loss on equity securities, net					(12,913)
Unrealized gain on derivative instruments, net					1,600
Total comprehensive income						87,661

Balance, December 31, 2008	32,492	$325	—	$140,559	$(3,857)	$137,027

Employee stock compensation	31	0	10,226			10,226
Proceeds from stock issuances under employee plans	236	2	4,731			4,733
Tax effect of exercise of stock options			(410)			(410)
Cash dividends declared ($1.56 per share)				(50,177)		(50,177)
Repurchase and retirement of common shares	(111)	(1)	(4,555)			(4,556)
Comprehensive income:
Net Income				101,017
Foreign currency translation adjustments, net of tax of $69					115
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax of $2,277					6,675
Unrealized loss on available for sale securities, net of tax benefit of $230					(382)
Unrealized gain on derivative instruments, net of tax of $165					273
Total comprehensive income						107,698

Balance, December 31, 2009	32,648	$326	$9,992	$191,399	$2,824	$204,541

All periods presented reflect the classification of the marine division financial results as discontinued operations
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2009	2008	2007

Operating Activities:
Net income	$101,017	$117,395	$111,650
Net loss from discontinued operations	—	—	948
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash impairment charge on securities held for sale	8,952	—	—
Depreciation and amortization	64,593	66,112	62,093
Noncash compensation	10,226	18,558	19,759
Noncash income from financial services	(4,021)	(4,604)	(5,268)
Noncash expense (income) from manufacturing affiliates	382	157	(46)
Deferred income taxes	13,573	(966)	(10,276)
Changes in current operating items:
Trade receivables	8,192	(15,714)	(19,069)
Inventories	42,997	(3,970)	12,191
Accounts payable	(40,329)	25,941	(10,627)
Accrued expenses	(24,759)	(7,469)	38,648
Income taxes payable/receivable	7,735	(9,504)	9,519
Prepaid expenses and others, net	4,643	(9,730)	3,644

Net cash provided by continuing operations	193,201	176,206	213,166
Net cash flow used for discontinued operations	—	(452)	(3,008)

Net cash provided by operating activities	193,201	175,754	210,158
Investing Activities:
Purchase of property and equipment	(43,932)	(76,575)	(63,747)
Investments in finance affiliate	(3,007)	(9,209)	(11,527)
Distributions from finance affiliates	17,261	16,049	18,623
Proceeds from sale of shares of manufacturing affiliate	—	—	77,086

Net cash (used for) provided by investment activities	(29,678)	(69,735)	20,435
Financing Activities:
Borrowings under credit agreement	364,000	786,000	368,000
Repayments under credit agreement	(364,000)	(786,000)	(418,000)
Repurchase and retirement of common shares	(4,556)	(107,167)	(103,100)
Cash dividends to shareholders	(50,177)	(49,602)	(47,739)
Tax effect of proceeds from stock based compensation exercises	(410)	1,731	2,232
Proceeds from stock issuances under employee plans	4,733	12,865	11,729

Net cash used for financing activities	(50,410)	(142,173)	(186,878)
Net increase (decrease) in cash and cash equivalents	113,113	(36,154)	43,715
Cash and cash equivalents at beginning of period	27,127	63,281	19,566

Cash and cash equivalents at end of period	$140,240	$27,127	$63,281

Supplemental Cash Flow Information
Interest paid on debt borrowings	$3,966	$9,614	$16,034

Income taxes paid	$29,039	$70,205	$54,189

All periods presented reflect the classification of the marine division financial results as discontinued operations

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies

Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance off-road vehicles (“ORVs”), snowmobiles, and On Road vehicles (“On-road”), including motorcycles and low emission vehicles. Polaris products, together with related parts, garments and accessories (“PG&A”) are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, the United Kingdom, Australia, Norway, Sweden, Germany and Spain.

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

The Company evaluates consolidation of entities under ASC Topic 810, (originally issued as Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities”). This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there are no variable interest entities requiring consolidation by the Company in 2009, 2008 and 2007.

Fair Value Measurements: ASC Topic 820 (originally issued as Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its investment in KTM Power Sports AG (“KTM”) and non-qualified deferred compensation assets, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to value its derivative instruments used

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to hedge interest rate volatility, foreign currency and commodity transactions. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3

Asset (Liability)
Investment in KTM	$8,150	$8,150
Non-qualified deferred compensation assets	2,360	2,360
Interest rate swap agreements	(699)		$(699)
Foreign exchange contracts, net	(350)		(350)
Commodity contracts	3,485		3,485

Total	$12,946	$10,510	$2,436	—

Investment in Manufacturing Affiliates: The investment in KTM was accounted for under the equity method at December 31, 2006. Polaris sold approximately 80 percent of its investment in KTM shares in the first half of 2007, and, therefore, the remaining KTM shares have been classified as available for sale under ASC Topic 320 (originally issued as SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”). The remaining approximately 345,000 shares, which represents slightly less than five percent of KTM’s outstanding shares, have a fair value equal to the trading price of KTM shares on the Vienna stock exchange. Changes in the trading price of KTM shares and changes in the Euro foreign currency exchange rate generate unrealized gains or losses which are recorded in Accumulated Other Comprehensive Income (loss) in the Shareholders’ Equity section in the accompanying consolidated balance sheets. The total fair value of these securities as of December 31, 2009 is $8,150,000 and unrealized holding losses of $382,000 relating to these securities are included in the December 31, 2009 consolidated balance sheet.

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

Cash equivalents: Polaris considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Such investments consist principally of commercial paper and money market mutual funds.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2009	2008

Raw materials and purchased components	$19,777	$18,211
Service parts, garments and accessories	58,556	72,896
Finished goods	116,575	148,421
Less: reserves	(15,593)	(17,216)

Inventories	$179,315	$222,312

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

Goodwill and other assets: ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2009 and December 31, 2008. The results of the analyses indicated that no goodwill impairment existed. In accordance with Topic 350 the Company will continue to complete an impairment analysis on an annual basis.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Balance as of beginning of year	$24,693	$26,447
Currency translation effect on foreign goodwill balances	1,176	(1,754)

Balance as of end of year	$25,869	$24,693

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2009, 2008, and 2007 Polaris incurred $62,999,000, $77,472,000, and $73,587,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2009, 2008, and 2007 Polaris incurred $37,433,000, $51,193,000, and $45,427,000, respectively.

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

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Balance at beginning of year	$28,631	$31,782	$27,303
Additions charged to expense	40,977	39,960	40,375
Warranty claims paid	(44,088)	(43,111)	(35,896)

Balance at end of year	$25,520	$28,631	$31,782

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $67,055,000 and $75,211,000 related to various sales promotions and incentive programs as of December 31, 2009 and 2008, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a reduction of revenue and a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $72,229,000 and $80,941,000, for dealer holdback programs in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Foreign currency translation: The functional currency for the Canada, Australia, France, the United Kingdom, Sweden, Norway, Germany, Spain and Austria subsidiaries and the New Zealand branch is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income (loss) in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net Accumulated other comprehensive income (loss) related to translation gains and losses was a net gain of $3,861,000 and $3,746,000 at December 31, 2009 and 2008, respectively.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor or other customers. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 3), have not been material. Polaris withholds an amount from the dealer for incentive programs and provides for estimated sales promotion expenses which are recognized as reductions to sales when products are sold to the dealer or distributor customer.

Major supplier: During 2009, 2008, and 2007, purchases of engines and related components totaling five, five and six percent, respectively, of Polaris’ cost of sales were from a single Japanese supplier. Polaris has agreed with the supplier to share the impact of fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under ASC Topic 718, (originally issued as SFAS No. 123(R)), Polaris uses the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of Topic 718 in future periods, the compensation expense that was recorded under Topic 718 may differ significantly from what was recorded in the current period. Refer to Note 2 for additional information regarding share-based compensation.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for derivative instruments and hedging activities: ASC Topic 815, (originally issued as SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities”), requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The net unrealized gain of the derivative instruments of $2,436,000 at December 31, 2009 and the net unrealized loss of $2,041,000 at December 31, 2008 were recorded in the accompanying balance sheet as other current assets or other current liabilities. Polaris’ derivative instruments consist of the interest rate swap agreements and foreign exchange and commodity contracts discussed below. The after tax unrealized losses of $655,000 and $928,000 as of December 31, 2009 and 2008, respectively, were recorded as components of Accumulated other comprehensive income (loss). The Company’s diesel fuel contracts in 2009 and 2008, and aluminum contracts in 2009 did not meet the criteria for hedge accounting and therefore, the resulting unrealized gains from those contracts are included in the consolidated statements of income in cost of goods sold. The unrealized gains for the diesel fuel contracts for 2009 and 2008 totaled $212,000 and 554,000, respectively, pretax, and the unrealized gain for the aluminum contracts was $3,273,000, pretax, for 2009,

Interest rate swap agreements: At December 31, 2009, Polaris had four interest rate swaps on a combined $100,000,000 of borrowings, of which $50,000,000 expires in October 2010 and $50,000,000 expires in April 2011. Polaris had one interest rate swap for $25,000,000 that expired in December 2009. All of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair value of these swap agreements were calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair values of the swaps on December 31, 2009 and 2008 were unrealized losses of $699,000 and $1,487,000, respectively, which were recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from these agreements are recorded in interest expense when realized.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Norwegian Krone, Swedish Krona, and Australian dollar contracts at settlement are recorded in Nonoperating other expense (income). Gains and losses on the Japanese yen contracts at settlement are recorded in cost of sales. Unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The fair value of the foreign exchange contracts was a net liability of $350,000 as of December 31, 2009. At December 31, 2008, the Company had no foreign exchange contacts outstanding.

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2009, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum for 2010. These contracts did not meet the criteria for hedge accounting and the resulting unrealized gains and losses are recorded in the consolidated statements of income as a component of cost of sales. The fair value of the commodity derivative contracts was a net asset of $3,485,000 as of December 31, 2009 and a net liability of $554,000 as of December 31, 2008.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

New accounting pronouncements: The Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) and hierarchy of generally accepted accounting principles has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this new standard effective September 30, 2009.

In February 2007, the FASB issued ASC Topic 825, (originally issues as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”). Topic 825 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. Topic 825 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the provisions of Topic 825 to any financial assets or liabilities.

In March 2008, the FASB issued ASC Topic 815 (originally issued as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). Topic 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in Topic 815 was effective for the Company beginning in fiscal 2009. The required disclosures are included in Note 9, “Derivative Instruments and Hedging Activities”.

In 2009, the Company adopted the provisions of ASC 855, originally issued as SFAS 165, “Subsequent Events”, which was effective for interim and annual periods after June 15, 2009 and amended on February 24, 2010. This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after an issuer’s most recent balance-sheet date but prior to the issuance of its most recent financial statements are referred to as “non-recognized subsequent events”. It also requires companies to evaluate subsequent events through the date the financial statements were issued. See Note 12, “Subsequent Events”.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to ASC Topic 810 (“FAS 167”). FAS 167 amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The Company is currently evaluating the impact FAS 167 will have on its consolidated financial statements.

NOTE 2.	Share-Based Employee Compensation

Share-Based Plans

Polaris maintains an Omnibus Incentive Plan (“Omnibus Plan”) under which the Company grants long-term equity-based incentives and rewards for the benefit of its employees, directors and consultants, which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based Stock Option Plan (“Broad Based Plan”), the Restricted Stock Plan (“Restricted Plan”) and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and, collectively with the Option Plan, Restricted Plan and Broad Based Plan, the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 2,750,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares cancelled or forfeited under the Prior Plans.

Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, the Company has granted a total of 36,000 deferred stock units to its non-employee directors under the Omnibus Plan since 2007, which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

Under the Option Plan incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock could be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

Under the Broad Based Plan incentive stock options for a maximum of 700,000 shares of common stock could be issued to substantially all Polaris employees. Options with respect to 675,400 shares of common stock were granted under this plan during 1999 at an exercise price of $15.78 and of the options initially granted under the Broad Based Plan, an aggregate of 518,400 vested in March 2002. This plan and any outstanding options expired in 2009.

Under the Restricted Plan, a maximum of 2,350,000 shares of common stock could be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the outstanding awards contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

Under the Director Stock Option Plan, nonqualified stock options for a maximum of 200,000 shares of common stock could be issued to non-employee directors. Each non-employee director as of the date of the annual shareholders meetings through 2006 was granted an option to purchase 4,000 shares of common stock at a price per share equal to the fair market value as of the date of grant. Options become exercisable as of the date of the next annual shareholders meeting following the date of grant and must be exercised no later than 10 years from the date of grant.

Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”) members of the Board of Directors who are not Polaris officers or employees receive annual grants of common stock equivalents and may also elect to receive additional common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 250,000 shares of common stock has been authorized under this plan of which 130,405 equivalents have been earned and an additional 69,015 shares have been issued to retired directors as of December 31, 2009. As of December 31, 2009 and 2008, Polaris’ liability under the plan totaled $5,690,000 and $2,943,000, respectively.

Polaris maintains a long term incentive plan (“LTIP”) under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2009 and 2008, Polaris’ liability under the plan totaled $4,587,000 and $1,268,000, respectively.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expenses are as follows (in thousands):

	For the Year Ended
	December 31,
	2009	2008	2007

Option plan	$4,653	$6,094	$6,628
Other share-based awards, net	12,354	3,810	8,990

Total share-based compensation before tax	17,007	9,904	15,618
Tax benefit	6,620	3,854	6,454

Total share-based compensation expense included in net income	$10,387	$6,050	$9,164

These share-based compensation expenses are reflected in Cost of sales and Operating expenses in the accompanying consolidated statements of income. For purposes of determining the estimated fair value of share-based payment awards on the date of grant under ASC Topic 718, Polaris has used the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

At December 31, 2009 there was $9,982,000 of total unrecognized stock-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.84 years. Included in unrecognized share-based compensation is approximately $7,001,000 related to stock options and $2,981,000 for restricted stock.

General Stock Option and Restricted Stock Information

The following summarizes share activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2009, 2008 and 2007:

	Option Plan		Omnibus Plan		Broad Based Plan		Director Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance as of December 31, 2006	4,243,621	$35.66	—	—	58,200	$15.78	104,000	$45.93

Granted	357,000	46.66	14,000	$49.28	—	—	—	—
Exercised	(403,514)	24.79	—	—	(11,200)	15.78	(12,000)	40.60
Forfeited	(56,810)	47.18	—	—	(600)	15.78	(4,000)	59.19

Balance as of December 31, 2007	4,140,297	$37.51	14,000	$49.28	46,400	$15.78	88,000	$46.06

Granted	—	—	764,100	41.24	—	—	—	—
Exercised	(484,548)	24.17	—	—	(8,600)	15.78
Forfeited	(249,900)	64.79	(2,200)	38.04	(1,000)	15.78	—	—

Balance as of December 31, 2008	3,405,849	$37.41	775,900	$41.40	36,800	$15.78	88,000	$46.06

Granted	—	—	667,000	25.16	—	—	—	—
Exercised	(165,826)	19.34	—	—	(33,999)	15.78	—	—
Forfeited	(20,400)	44.78	(24,000)	40.18	(2,801)	15.78	—	—

Balance as of December 31, 2009	3,219,623	$38.29	1,418,900	$33.78	0	0	88,000	$46.06

Vested or expected to vest as of December 31, 2009	3,219,286	$38.29	1,335,294	$33.79	0	0	88,000	$46.06

Options exercisable as of December 31, 2009	3,063,023	$37.86	—	—	0	0	88,000	$46.06

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise Prices	12/31/09	Contractual Life	Exercise Price	12/31/09	Exercise Price

$14.72 to $21.73	637,696	5.84	$20.44	270,696	$21.19
$21.74 to $28.49	731,962	2.60	$25.52	686,962	$25.39
$28.50 to $29.33	500,000	1.53	$29.33	500,000	$29.33
$29.34 to $38.04	565,750	8.67	$34.71	10,800	$36.04
$38.05 to $43.80	613,815	5.28	$43.43	423,565	$43.42
$43.81 to $46.66	767,200	7.11	$45.84	361,500	$45.94
$46.67 to $49.97	622,600	6.33	$48.25	619,000	$48.26
$49.98 to $75.21	287,500	5.04	$60.47	278,500	$60.79

The weighted average remaining contractual life of outstanding options was 5.37 years as of December 31, 2009.

The following assumptions were used to estimate the weighted average fair value of options of $5.89, $9.09, and $13.06, granted during the year ended December 31, 2009, 2008, and 2007, respectively:

	For the Year
	Ended December 31,
	2009	2008	2007

Weighted-average volatility	42%	31%	32%
Expected dividend yield	6.6%	3.7%	2.9%
Expected term (in years)	5.7	5.7	5.6
Weighted average risk free interest rate	2.2%	2.7%	4.9%

The total intrinsic value of options exercised during the year ended December 31, 2009 was $2,691,000. The total intrinsic value of options outstanding and exercisable at December 31, 2009, 2008, and 2007 was $25,962,000, $6,405,000, and $51,527,000, respectively. The total intrinsic value at each of December 31, 2009, 2008 and 2007 is based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2009:

		Weighted
	Shares	Average
	Outstanding	Grant Price

Balance as of December 31, 2008	406,122	$45.35
Granted	36,000	35.67
Vested	(314,605)	46.73
Canceled/Forfeited	(2,550)	46.74

Balance as of December 31, 2009	124,967	$39.06

Expected to vest as of December 31, 2009	124,967	$39.06

The total intrinsic value of restricted stock expected to vest as of December 31, 2009 was $5,452,000. The total intrinsic value at December 31, 2009 is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2009, 2008, and 2007 were $35.67, $39.21, and $47.02, respectively.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Savings Plans

Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 3,250,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Participants my instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $0, $6,706,000, and $7,567,000, in 2009, 2008 and 2007, respectively. For 2009, the Company suspended its annual contribution of shares into the ESOP as a cost reduction measure. As of December 31, 2009 there were 2,834,000 shares vested in the plan.

Polaris sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $6,827,000, $7,251,000, and $6,749,000, in 2009, 2008 and 2007, respectively.

Note 3:	Financing

Bank financing:  Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 to fund an accelerated share repurchase transaction. Interest is charged at rates based on LIBOR or “prime.” The agreement contains various restrictive covenants which limit investments, acquisitions and indebtedness. The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2009. The agreement expires on December 2, 2011 and the outstanding borrowings mature.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2009	2008	2007

Total borrowings at December 31,	$200,000	$200,000	$200,000
Average outstanding borrowings during year	$268,100	$282,600	$257,175
Maximum outstanding borrowings during year	$345,000	$345,000	$358,000
Interest rate at December 31	0.79%	0.77%	5.60%

As of December 31, 2009, Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
Entered into	Fixed Rate (LIBOR)	Notional Amount	Expiration Date

2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011

Each of these interest rate swaps were designated as and met the criteria of cash flow hedges.

Letters of credit:  At December 31, 2009, Polaris had open letters of credit totaling approximately $12,040,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

Dealer financing programs:  Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2009, was approximately $714,818,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 4:	Income Taxes

Polaris’ income before income taxes was generated from its U.S. and international operations as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

U.S.	$143,483	$163,322	$144,598
International	7,691	13,740	25,738

Income before income taxes	$151,174	$177,062	$170,336

Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Current:
Federal	$27,104	$48,370	$51,127
State	3,723	5,520	6,206
Foreign	5,757	6,744	10,681
Deferred	13,573	(967)	(10,276)

Total	$50,157	$59,667	$57,738

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.3	2.1
Domestic manufacturing deduction	(1.1)	(1.1)	(1.4)
Research tax credit	(1.2)	(1.0)	(1.2)
Settlement of tax audits	0.0	(0.1)	0.9
Valuation allowance for foreign subsidiaries net operating losses	—	0.5	—
Other permanent differences	(1.8)	(1.9)	(1.5)

Effective income tax rate	33.2%	33.7%	33.9%

U.S. income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as of December 31, 2009. The Company has reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely in these subsidiaries.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2009	2008

Current deferred income taxes:
Inventories	$7,920	$6,997
Accrued expenses	52,588	68,574
Derivative instruments	394	559

Total current	60,902	76,130

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	2,456	1,084
Property and equipment	(24,801)	(24,189)
Compensation payable in common stock	19,815	18,920
Net unrealized gains in other comprehensive income	(8,520)	—

Total noncurrent	(11,050)	(4,185)

Total	$49,852	$71,945

The Company adopted the provisions of ASC Topic 740, (originally issued as FIN 48) in the first quarter 2007. Polaris had liabilities recorded related to unrecognized tax benefits totaling $4,988,000 and $5,103,000 at December 31, 2009 and 2008, respectively. The liabilities were classified as Long term taxes payable in the accompanying consolidated balance sheets in accordance with Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Polaris had reserves related to potential interest of $612,000 and $481,000 recorded as a component of the liabilities at December 31, 2009 and 2008, respectively. The entire balance of unrecognized tax benefits at December 31, 2009, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2005 through 2008 remain open to examination by certain tax jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008

Balance at January 1,	$5,103	$8,653
Gross increases for tax positions of prior years	94	—
Gross decreases for tax positions of prior years	(275)	(788)
Gross increases for tax positions of current year	985	1,236
Decreases due to settlements	(171)	(549)
Decreases for lapse of statute of limitations	(748)	(3,449)

Balance at December 31,	$4,988	$5,103

Note 5:	Shareholders’ Equity

Stock repurchase program:  The Polaris Board of Directors authorized the cumulative repurchase of up to 37,500,000 shares of the Company’s common stock. As of December 31, 2009, 3,719,000 shares remain available for repurchases under the Board’s authorization. During 2009 Polaris paid $4,556,000 to repurchase and retire

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 111,000 shares. During 2008 Polaris paid $107,167,000 to repurchase and retire approximately 2,545,000 shares and in 2007 Polaris paid $103,100,000 to repurchase and retire approximately 1,903,000 shares.

Shareholder rights plan: During 2000, the Polaris Board of Directors adopted a shareholder rights plan. Under the plan, a dividend of preferred stock purchase rights will become exercisable if a person or group should acquire 15 percent or more of the Company’s stock. The dividend will consist of one purchase right for each outstanding share of the Company’s common stock held by shareholders of record on June 1, 2000. Each right will entitle its holder to purchase one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $150, subject to adjustment. The rights expire in May 2010 and may be redeemed earlier by the Board of Directors for $0.01 per right.

Accumulated other comprehensive income (loss): Accumulated other comprehensive income (loss) consisted of $3,861,000 and $3,746,000 of unrealized currency translation gains as of December 31, 2009 and 2008, respectively, offset by $655,000 (after tax effect of $394,000) and $928,000 (after tax effect of $559,000) of unrealized losses related to derivative instruments as of December 31, 2009 and 2008, respectively, and $382,000 of unrealized losses on shares held for sale as of December 31, 2009 and $6,675,000 of unrealized losses on shares held for sale as of December, 31, 2008.

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Unrealized Gains	Net Gains (Losses)	Accumulated Other
	Foreign Currency	(Losses) on	on Cash Flow	Comprehensive
	Items	Securities	Hedging Derivatives	Income

Balance at December 31, 2008	$3,746	$(6,675)	$(928)	$(3,857)
Reclassification to the income statement	—	6,675	(1,740)	4,935
Change in fair value	115	(382)	2,013	1,746

Balance at December 31, 2009	$3,861	$(382)	$(655)	$2,824

Net income per share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year, including shares earned under the Director Plan, ESOP and deferred stock units under the Omnibus Plan. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Restricted Plan and Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	2009	2008	2007

Weighted average number of common shares outstanding	32,245	32,456	34,976
Director Plan and Deferred stock units	154	112	86
ESOP	0	202	174

Common shares outstanding — basic	32,399	32,770	35,236

Dilutive effect of Restricted Plan and Omnibus Plan	265	178	70
Dilutive effect of Option Plan and Omnibus Plan	410	616	1,018

Common and potential common shares outstanding — diluted	33,074	33,564	36,324

During 2009, 2008 and 2007, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 1,672,000, 2,862,000, and 1,524,000, respectively.

Stock Purchase Plan: Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase common stock at 95 percent of the average market price each month. As of December 31, 2009, approximately 570,000 shares had been purchased under the Purchase Plan.

Note 6:	Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to the securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to a Securitization Facility from time to time on an ongoing basis. At December 31, 2009 and 2008, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $385,752,000 and $508,972,000, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860, (originally issued as SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2009 and 2008, was $41,332,000 and $51,565,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2009, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $554,988,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2009, the potential 15 percent aggregate repurchase obligation was approximately $89,252,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $1,837,000 and $21,377,000 at December 31, 2009 and 2008, respectively. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2009 of $41,332,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying statements of income.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Revenues	$12,559	$12,484	$12,974
Interest and operating expenses	4,517	3,276	2,436

Net income	$8,042	$9,208	$10,538

	As of December 31,
	2009	2008

Finance receivables, net	$167,485	$198,985
Other assets	81	98

Total Assets	$167,566	$199,083

Notes payable	$83,899	$78,042
Other liabilities	1,766	21,175
Partners’ capital	81,901	99,866

Total Liabilities and Partners’ Capital	$167,566	$199,083

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

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. Polaris’ income generated from the GE Bank and Sheffield agreements has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Equity in earnings of Polaris Acceptance	$4,021	$4,604	$5,269
Income from Securitization Facility	9,559	8,620	8,655
Income from HSBC, GE Bank and Sheffield retail credit agreements	1,090	5,703	28,167
Income from other financial services activities	2,401	2,278	3,194

Total income from financial services	$17,071	$21,205	$45,285

Note 7:	Investment in Manufacturing Affiliates

The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and the investment in the Austrian motorcycle company, KTM, which manufactures off-road and on-road motorcycles. As of December 31, 2009 Polaris had a 40 percent ownership interest in Robin and slightly less than five percent ownership interest in KTM. In December 2006 Polaris entered into a share purchase agreement for the sale by the Company of approximately 1,379,000 KTM shares, or approximately 80 percent of its investment in KTM, to a subsidiary of Cross. The agreement provided for the sale of the KTM shares in two stages during the first half of 2007. On June 15, 2007, Polaris completed the second and final closing of its sale of KTM shares to Cross under the terms of the December 2006 agreement, as supplemented on February 20, 2007. The proceeds from the sale of the KTM shares totaled $77,086,000 million and generated a $6,222,000 gain which was recognized in the first half of 2007. Polaris now holds ownership of approximately 345,000 shares, representing slightly less than 5 percent of KTM’s outstanding shares.

Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $10,536,000 at December 31, 2009 and $15,641,000 at December 31, 2008. The investment in Robin is accounted for under the equity method. With the first closing of the sale of KTM shares in February 2007, the investment in KTM is no longer accounted for under the equity method. The remaining KTM shares have been classified as available for sale securities under ASC Topic 320, (originally issued as FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities). The remaining approximately 345,000 KTM shares held by Polaris have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (16.50 Euros as of December 31, 2009). In the first quarter of 2009, the Company took a $9.0 million, pretax, or $0.18 per diluted share non-cash charge on its KTM investment as it was determined that the decline in the market value of the KTM investment was other than temporary. The total fair value of the KTM shares as of December 31, 2009 is $8,150,000 and unrealized holding losses of $382,000 (net of tax of $230,000) relating to these securities are included as a component of Accumulated other comprehensive income (loss) in the December 31, 2009 consolidated balance sheet. In accordance with Topic 320, the Company assessed the situation where the fair value of the KTM shares has dropped below the cost basis of the shares. Based upon the expected limited duration of the KTM share price decline and the Company’s ability and intent to retain this investment, the Company has classified the impairment of this investment as temporary and has recorded the unrealized holding loss as a component of Accumulated other comprehensive income (loss) rather than in the income statement.

Note 8:	Commitments and Contingencies

Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate loss reserve levels. At December 31, 2009 the Company had an accrual of $11,364,000 for the probable payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had an accrual of $1,850,000 for the probable payment of pending claims related to discontinued operations at December 31, 2009.

Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $4,999,000, $5,777,000, and $4,815,000 for 2009, 2008 and 2007, respectively. Future minimum payments, exclusive of other costs required under non-cancelable operating leases, at December 31, 2009 total $6,410,000 cumulatively through 2017.

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At December 31, 2009, Polaris had open Japanese Yen contracts with notional amounts totaling U.S. $6,093,000 and an unrealized loss of $91,000, open Canadian Dollar contracts with notional amounts totaling U.S. $24,702,000 and a net unrealized loss of $250,000, open Norwegian Krone contracts with notional amounts totaling U.S. $2,068,000 and an unrealized loss of $64,000, open Swedish Krona contracts with notional amounts totaling U.S. $4,098,000 and an unrealized gain of $157,000, and open Australian Dollar contracts with notional amounts totaling $5,357,000 and a net unrealized loss of $102,000. These contracts have maturities through December 2010. The Company had no open Euro foreign currency derivative contracts in place at December 31, 2009.

Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2009 and 2010 and metric tons of aluminum for 2010. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the carrying values of derivative instruments as of December 31, 2009 (in thousands):

	Fair Value —	Fair Value —	Derivative Net
	Assets	(Liabilities)	Carrying Value

Derivatives Designated as Hedging Instruments
Interest rate contracts(1)	—	$(699)	$(699)
Foreign exchange contracts(2)	$323	(673)	(350)

Total derivatives designated as hedging instruments	$323	$(1,372)	$(1,049)

Commodity contracts(2)	$3,485	$0	$3,485

Total derivatives not designated as hedging instruments	$3,485	$0	$3,485

Total Derivatives	$3,808	$(1,372)	$2,436

(1)	Included in “Other Current Liabilities” on the Company’s consolidated balance sheet.

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Other Current Liabilities” on the Company’s consolidated balance sheet.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in the other comprehensive income (loss) for the twelve month period ended December 31, 2009 (in thousands):

Amount of Gain (Loss)
Recognized in OCI on
Derivative (Effective Portion)
Twelve Months Ended
Derivatives in Cash Flow	December 31,
Hedging Relationships _	2009

Interest rate contracts	$492
Foreign currency contracts	(219)

Total	$273

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the twelve month period ended December 31, 2009 (in thousands):

		Amount of Gain (Loss)
		Reclassified from Accumulated OCI
	Location of Gain (Loss)	into Income
	Reclassified from	Twelve Months Ended
Derivatives in Cash Flow	Accumulated OCI	December 31,
HedgingRelationships	Into Income	2009

Interest rate contracts	Interest Expense	$(1,683)
Foreign currency contracts	Other income, net	(1,668)
Foreign currency contracts	Cost of Sales	27

Total		$(3,324)

The net amount of the existing gains or losses at December 31, 2009 that is expected to be reclassified into the income statement within the next 12 months is not expected to be material. The ineffective portion of foreign currency contracts was not material for the twelve months ended December 31, 2009.

The Company recognized a gain of $4,039,000 in cost of sales on commodity contracts not designated as hedging instruments for the twelve month period ended December 31, 2009.

Note 10:	Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In the third quarter 2004, the Company recorded a loss on disposal of discontinued operations of $35,600,000 before tax, or $23,852,000 after tax. This loss included a total of $28,705,000 in expected future cash payments for costs to assist the dealers in selling their remaining inventory, incentives and discounts to encourage consumers to purchase remaining products, costs to cancel supplier arrangements, legal and regulatory issues, and personnel termination costs. In addition, the loss included $6,895,000 in non-cash costs related primarily to the disposition of tooling, other physical assets, and the Company’s remaining inventory. During 2006, the Company recorded an additional loss on disposal of discontinued operations of $8,073,000 before tax, or $5,401,000 after tax. This loss includes the estimated costs required to resolve past and potential future product liability litigation claims and warranty expenses related to marine products. In 2007 the Company substantially completed the exit of the marine products division, therefore, in the year ended December 31, 2008 and 2009, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the accrued disposal costs are as follows (in thousands):

				Utilization from
			Charges	Closedown
	Balance		Through	Date Through	Balance		Balance
	Prior To	Initial	December 31,	December 31,	December 31,	Utilization	December 31,
	Charge	Charge	2008	2008	2008	During 2009	2009

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$550	$(16,118)	—	—	—
Costs related to canceling supplier arrangements	—	14,159	—	(14,159)	—	—	—
Legal, regulatory, personnel and other costs	4,327	2,938	7,523	(12,938)	$1,850	—	$1,850
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	—	(6,895)	—	—	—

Total	$8,287	$35,600	$8,073	$(50,110)	$1,850	—	$1,850

The financial results of the marine products division included in discontinued operations are as follows (in thousands):

Discontinued Operations

	For the Years Ended December 31,
	2009	2008	2007

Sales	$—	$—	$—

Loss on discontinued operations before income tax benefit	$—	$—	$(1,449)
Income tax (benefit)	—	—	(501)

Loss from discontinued operations, net of tax	$—	$—	$(948)

	As of December 31,
	2009	2008

Accrued expenses	$1,850	$1,850

Current liabilities	$1,850	$1,850

Note 11:	Segment Reporting

Polaris has reviewed ASC Topic 280 (originally issued as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), and determined that the Company meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single business segment.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following data relates to Polaris’ foreign continuing operations (in thousands of U.S. dollars):

	For the Years Ended December 31,
	2009	2008	2007

Canadian subsidiary:
Sales	$239,240	$273,006	$230,987
Identifiable assets	35,462	16,853	16,082
Other foreign countries:
Sales	$252,419	$304,233	$257,531
Identifiable assets	97,771	93,206	92,080

Note 12:	Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through March 1, 2010. There were no subsequent events which required recognition or disclosure in the consolidated financial statements.

Note 13:	Quarterly Financial Data (unaudited)

				Diluted
				Net Income
	Sales	Gross Profit	Net Income	per Share
	(In thousands, except per share data)

2009
First Quarter	$312,024	$76,4344	$8,458	$0.26
Second Quarter	345,896	83,2646	17,478	0.53
Third Quarter	436,197	104,9117	31,171	0.94
Fourth Quarter	471,770	128,6100	43,910	1.31

Totals	$1,565,887	$393,2197	$101,017	$3.05

2008
First Quarter	$388,684	$88,095	$19,083	$0.55
Second Quarter	455,686	108,043	24,380	0.72
Third Quarter	580,281	130,325	37,692	1.13
Fourth Quarter	523,603	119,245	36,240	1.11

Totals	$1,948,254	$445,708	$117,395	$3.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

(a) Directors of the Registrant

The information required under this item concerning our directors will be set forth under the caption Proposal 1— “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2010 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 1, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert

The information required under this item concerning our Audit Committee and identification of our Audit Committee Financial Expert will be set forth under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2010 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

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

The information required by this item will be set forth under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2010 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2010 Proxy Statement is incorporated herein by reference.

Equity compensation plans

Equity Compensation Plans Approved by Shareholders

Our shareholders have approved the Polaris Industries Inc. 1995 Stock Option Plan, the Polaris Industries Inc. Restricted Stock Plan, the Polaris Industries Inc. Employee Stock Purchase Plan, the Polaris Industries Inc. Deferred Compensation Plan for Directors, the 2003 Non-Employee Director Stock Option Plan and the Polaris Industries Inc. Omnibus Incentive Plan.

Equity Compensation Plans Not Approved by Shareholders

The Polaris Industries Inc. 1999 Broad-Based Stock Option Plan was approved by the Board of Directors, but was not approved by the shareholders. Neither the NYSE rules nor federal law required shareholder approval at the time the 1999 Broad-Based Stock Option Plan was adopted and accordingly, it was not submitted for shareholder approval. This plan and any outstanding options expired in 2009.

Summary Table

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which shares of Polaris common stock may be issued.

Number of
Securities
Remaining
Available
	Number of		for Future Issuance
	Securities to be	Weighted-Average	Under Equity
	Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options, Warrants	Securities
	Options, Warrants	and Rights	Reflected in the
Plan Category	and Rights(1)(3)	($)	First Column)(2)

Equity compensation plans approved by security holders	5,020,429	$37.47	1,627,831

The weighted average remaining contractual life of outstanding options was 5.4 years as of December 31, 2009.

(1)	Unvested stock options and stock appreciation rights do not receive dividend equivalents.

(2)	A total of 50,579 shares are available under the Deferred Compensation Plan for Directors and a total of 1,577,252 shares are available under the Omnibus Plan, of which 132,775 shares are available for grant as full value shares.

(3)	A total of 4,726,523 of the 5,020,429 securities to be issued upon exercise of outstanding options, warrants and rights are stock options outstanding, and 293,906 are full value shares. The 293,906 full value shares include 124,967 shares of restricted stock issued under the Restricted Stock Plan and the Omnibus Plan, 38,534 of deferred stock units and the accompanying dividend equivalent units issued under the Omnibus Plan to directors and 130,405 of common stock equivalents awarded to directors under the Deferred Compensation Plan for Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Corporate Governance Guidelines and Independence” and “— Certain Relationships and Related Transactions” in the Company’s 2010 Proxy Statement to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s 2010 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 39 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 73 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 74 to 76.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 1, 2010, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b) Exhibits

Included in Item 15(a)(3) above.

(c) Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 1, 2010.

POLARIS INDUSTRIES INC.

By:
/s/  Scott W. Wine
Scott W. Wine
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R. Palen Gregory R. Palen	Chairman and Director	March 1, 2010
/s/ Scott W. Wine Scott W. Wine	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ Michael W. Malone Michael W. Malone	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
* Andris A. Baltins	Director	March 1, 2010
* Robert L. Caulk	Director	March 1, 2010
* Annette K. Clayton	Director	March 1, 2010
* Bernd F. Kessler	Director	March 1, 2010
* John R. Menard, Jr.	Director	March 1, 2010
* R. M. Schreck	Director	March 1, 2010
* William G. Van Dyke	Director	March 1, 2010
* John P. Wiehoff	Director	March 1, 2010

*By: /s/ Scott W. Wine (Scott W. Wine Attorney-in-Fact)		March 1, 2010

*	Scott W. Wine, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period
	(In thousands)

2007: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,564	$1,251	$(1,244)	$3,571

2008: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,571	$4,172	$(1,645)	$6,098

2009: Deducted from asset accounts — Allowance for doubtful accounts receivable	$6,098	$5,741	$(2,246)	$9,593

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2007: Deducted from asset accounts — Allowance for obsolete inventory	$12,087	$6,540	$(5,099)	$13,528

2008: Deducted from asset accounts — Allowance for obsolete inventory	$13,528	$9,936	$(6,248)	$17,216

2009: Deducted from asset accounts — Allowance for obsolete inventory	$17,216	$6,400	$(8,023)	$15,593

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2009

Exhibit
Number		Description

3	.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
	.b	Bylaws of the Company, incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
4	.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
	.b	Rights Agreement, dated as of May 18, 2000 between the Company and Norwest Bank Minnesota, N.A. (now Wells Fargo Bank Minnesota, N.A.), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed May 25, 2000.
10	.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
	.b	Polaris 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed January 11, 2000 (No. 333-94451).
	.c	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed January 28, 2009.*
	.d	Polaris Industries Inc. Employee Stock Ownership Plan effective January 1, 1997 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
	.e	Polaris Industries Inc. 1999 Broad Based Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed May 5, 1999 (No. 333-77765).*
	.f	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.g	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.h	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
	.i	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.d to the Company’s Current Report on Form 8-K filed October 31, 2007.*
	.j	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
	.k	Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*
	.l	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*
	.m	Polaris Industries Inc. 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*

Exhibit
Number	Description

.n	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to the Chief Executive Officer under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Annex B to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
.o	Amended and Restated Polaris Industries Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.n to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Form of Change of Control Agreement entered into with executive officers of Company incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form of Amendment to Change in Control Agreement, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.p	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed November 17, 2003 (No. 333-110541).*
.q	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed January 28, 2009.*
.r	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
.s	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.c to the Company’s Current Report on Form 8-K filed January 28, 2009.*
.t	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
.u	Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*
.v	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q, filed on October 30. 2009
.w	Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*
.x	Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan.*
.y	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.z	Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*
.aa	Letter agreement dated November 20, 2008 by and between the Company and Jeffrey A. Bjorkman, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed November 25, 2008.*
.bb	Employment Letter Agreement dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*
.cc	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.dd	Form of Severance Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

Exhibit
Number		Description

	.ee	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*
	.ff	Polaris Industries Inc. Early Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
	.gg	Polaris Industries Inc. Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
	.hh	Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
	.ii	Polaris Industries Inc. Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
	.jj	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
	.kk	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	.ll	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	.mm	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
	.nn	Fourth Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated March 27, 2006, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
	.oo	Credit Agreement dated December 4, 2006, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A. and Royal Bank of Canada, as syndication agents, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed December 8, 2006.
	.pp	Revolving Program Agreement between Polaris Sales Inc. and HSBC Bank Nevada, National Association, formerly known as Household Bank (SB), N.A., dated August 10, 2005, incorporated by reference to Exhibit 10.u to the Company’s Current Report on Form 8-K, filed August 12, 2005.
	.qq	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, as amended and restated on January 20, 2010.*
	.rr	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan Amended and Restated Stock Option Agreement (Amended as of on January 20, 2010).*
13		Portions of the Annual Report to Security Holders for the Year Ended December 31, 2008 included pursuant to Note 2 to General Instruction G.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP.
24		Power of Attorney.
31	.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31	.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32	.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.