Form 10-Q
period 2010-03-31
POLARIS INDUSTRIES INC/MN
filed 2010-05-06
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number 1-11411
Polaris Industries Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1790959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Highway 55, Medina, MN	55340

(Address of principal executive offices)	(Zip Code)
(763) 542-0500

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 30, 2010, 33,118,050 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2010

Part I FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$124,395	$140,240
Trade receivables, net	91,335	90,405
Inventories, net	180,316	179,315
Prepaid expenses and other	18,682	20,638
Deferred income taxes	61,667	60,902

Total current assets	476,395	491,500

Property and equipment, net	189,433	194,416
Investments in finance affiliate	37,422	41,332
Investments in manufacturing affiliates	9,792	10,536
Goodwill and intangible assets, net	27,890	25,869

Total Assets	$740,932	$763,653

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$89,722	$75,657
Accrued expenses:
Compensation	39,190	55,313
Warranties	22,344	25,520
Sales promotions and incentives	65,805	67,055
Dealer holdback	48,068	72,229
Other	38,800	38,748
Income taxes payable	3,562	6,702
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	309,341	343,074

Long term income taxes payable	5,087	4,988
Deferred income taxes	14,143	11,050
Borrowings under credit agreement	200,000	200,000

Total liabilities	528,571	559,112

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 32,942 and 32,648 shares issued and outstanding	329	326
Additional paid-in capital	12,684	9,992
Retained earnings	197,896	191,399
Accumulated other comprehensive income, net	1,452	2,824

Total shareholders’ equity	212,361	204,541

Total Liabilities and Shareholders’ Equity	$740,932	$763,653

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months
	Ended March 31,
	2010	2009
Sales	$361,708	$312,024
Cost of Sales	266,794	235,590

Gross profit	94,914	76,434
Operating expenses
Selling and marketing	30,098	27,328
Research and development	18,738	16,600
General and administrative	18,398	14,119

Total operating expenses	67,234	58,047

Income from financial services	4,256	4,404

Operating Income	31,936	22,791

Non-operating Expense (Income):
Interest expense	699	1,051
Impairment charge on securities held for sale	—	8,952
Other expense (income), net	180	(3)

Income before income taxes	31,057	12,791

Provision for Income Taxes	11,286	4,333

Net Income	$19,771	$8,458

Basic Net Income per share	$0.60	$0.26

Diluted Net Income per share	$0.59	$0.26

Weighted average shares outstanding:
Basic	33,069	32,266
Diluted	33,750	32,559
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income	$19,771	$8,458
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Noncash impairment charge on securities held for sale	—	8,952
Depreciation and amortization	16,037	15,089
Noncash compensation	3,559	2,334
Noncash income from financial services	(1,204)	(1,135)
Noncash loss from manufacturing affiliates	643	63
Deferred income taxes	2,466	(1,984)
Changes in current operating items:
Trade receivables	(930)	41,017
Inventories	(1,001)	(23,288)
Accounts payable	14,065	(11,163)
Accrued expenses	(44,658)	(74,449)
Income taxes payable/receivable	(3,041)	4,082
Prepaid expenses and others, net	(1,901)	(1,093)

Net cash provided by (used for) operating activities	3,806	(33,117)

Investing Activities:
Purchase of property and equipment	(8,126)	(13,666)
Investments in finance affiliate, net	5,114	4,960
Acquisition of business, net of cash acquired	(2,500)	—

Net cash (used for) investing activities	(5,512)	(8,706)

Financing Activities:
Borrowings under credit agreement	—	152,000
Repayments under credit agreement	—	(108,000)
Repurchase and retirement of common shares	(27,166)	(282)
Cash dividends to shareholders	(13,096)	(12,424)
Proceeds from stock issuances under employee plans	22,125	1,691
Tax effect of proceeds from stock based compensation exercises	3,998	(394)

Net cash (used for) provided by financing activities	(14,139)	32,591

Net decrease in cash and cash equivalents	(15,845)	(9,232)

Cash and cash equivalents at beginning of period	140,240	27,127

Cash and cash equivalents at end of period	$124,395	$17,895

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile; off-road vehicles (“ORV”), which includes all terrain vehicles (“ATV”) and side by side vehicles; on-road vehicles, which is primarily comprised of motorcycles and neighborhood electric vehicles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
New Accounting Pronouncements
Consolidation (ASC Topic 810), Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. ASU 2009-17 is effective for the Company beginning with its quarter ending March 31, 2010. The Company adopted ASU 2009-17 during its first quarter ended March 31, 2010. The impact was not material to the Company.
Transfers and Servicing: In December 2009, the FASB issued ASC Topic 860, Transfers and Servicing: Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). ASC 860 provides guidance on how to account for transfers of financial assets including establishing conditions for reporting transfers of a portion of a financial asset as opposed to an entire asset and requires enhanced disclosures about a transferor’s continuing involvement with transfers. The impact of adoption of this topic was not material to the Company.
Improving Disclosure about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The Company has included the additional disclosure required by ASU 2010-06 in its footnotes for the quarter ended March 31, 2010.
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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Accrued warranty reserve, beginning	$25,520	$28,631
Additions charged to expense	9,948	8,557
Warranty claims paid	(13,124)	(12,944)

Accrued warranty reserve, ending	$22,344	$24,244

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
Total share-based compensation expenses are as follows (in thousands):

	For the Three months ended
	March 31,
	2010	2009
Option plans	$1,284	$1,041
Other share-based awards	6,591	1,303

Total share-based compensation before tax	7,875	2,344
Tax benefit	3,036	904

Total share-based compensation expense included in net income	$4,839	$1,440

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2010 there was $14,157,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. Included in unrecognized share-based compensation is $10,906,000 related to stock options and $3,251,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw materials and purchased components	$35,809	$19,777
Service parts, garments and accessories	57,411	58,556
Finished goods	103,490	116,575
Less: reserves	(16,394)	(15,593)

Inventories	$180,316	$179,315

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.76 percent at March 31, 2010).
As of March 31, 2010, total borrowings under the bank arrangement were $200,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on March 31, 2010 was a liability of $701,000.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860, (originally issued as SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 31, 2010, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $497,525,000 which includes $156,839,000 in the Polaris Acceptance portfolio and $340,686,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2010, the potential 15 percent aggregate repurchase obligation is approximately $89,252,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at March 31, 2010 of $37,422,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and its equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At March 31, 2010, Polaris has a 40 percent ownership interest in Robin and owns slightly less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sale securities under ASC Topic 320, (originally issued as FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities) and have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (17.36 Euros as of March 31, 2010). The total fair value of these shares as of March 31, 2010 is $8,049,000 which is below the Company’s cost basis for this investment resulting in an unrealized holding loss of $712,000 relating to these securities and is included as a component of Accumulated other comprehensive income (loss) in the March 31, 2010 consolidated balance sheet. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $8,952,000, pretax, or $0.18 per diluted share.
NOTE 7. Shareholders’ Equity
During the first three months of 2010, Polaris paid $27,166,000 to repurchase and retire approximately 595,000 shares of its common stock related to employee stock plan exercises. There were no open market share repurchases during the first quarter of 2010. As of March 31, 2010, the Company has authorization from its Board of Directors to repurchase up to an additional 3,124,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.40 per share on February 16, 2010 to holders of record on February 1, 2010.
On April 21, 2010, the Polaris Board of Directors declared a regular cash dividend of $0.40 per share payable on or about May 17, 2010 to holders of record of such shares at the close of business on May 3, 2010.
Net Income per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (collectively, the “Option Plans”) and the Omnibus Plan and certain             shares issued under the Restricted Stock Plan (“Restricted Plan”).
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Weighted average number of common shares outstanding	32,747	32,135
Director Plan and Deferred stock units	174	131
ESOP	148	—

Common shares outstanding — basic	33,069	32,266

Dilutive effect of Restricted Plan and Omnibus Plan	57	252
Dilutive effect of Option Plans and Omnibus Plan	624	41

Common and potential common shares outstanding — diluted	33,750	32,559

During the first quarter ending March 31, 2010 and 2009, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 1,050,000 and 4,366,000, respectively.
Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$19,771	$8,458
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $138 in 2010 and $1,290 in 2009	(332)	(5,697)
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax	—	6,675
Unrealized gain (loss) on available for sale securities, net of tax of $229 in 2010	(330)	—
Unrealized gain (loss) on derivative instruments, net of tax benefit of $428 in 2010 and tax of $105 in 2009	(711)	279

Comprehensive income	$18,398	$9,715

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Available for	Cash flow	Accumulated other
	Foreign	sale equity	hedging	comprehensive
	currency items	securities	derivatives	income (loss)
Balance at December 31, 2009	$3,861	$(382)	$(655)	$2,824
Reclassification to the income statement	—	—	(388)	(388)
Change in fair value	(332)	(330)	(322)	(984)

Balance at March 31, 2010	$3,529	$(712)	$(1,365)	$1,452

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At March 31, 2010, Polaris had the following open contracts (in thousands):

	Notional Amounts
Foreign Currency	(in US Dollars)	Unrealized Gain (Loss)
Australian Dollar	$3,550	$(151)
Canadian Dollar	91,361	(1,374)
Japanese Yen	3,483	(78)
Norwegian Krone	1,023	1
Swedish Kroner	2,456	115

Total	$101,873	$(1,487)

These contracts, with maturities through December 2010, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The Company had no open Euro or other foreign currency derivative contracts in place at March 31, 2010.
Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2010. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of March 31, 2010 (in thousands):

	Fair Value -	Fair Value -	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts (1)	$—	$(701)	$(701)
Foreign exchange contracts (2)	116	(1,603)	(1,487)

Total derivatives designated as hedging instruments under SFAS 133	$116	$(2,304)	$(2,188)

Derivatives not designated as hedging instruments under SFAS 133
Commodity contracts (2)	$3,591	$—	$3,591

Total derivatives not designated as hedging instruments under SFAS 133	$3,591	$—	$3,591

Total Derivatives	$3,707	$(2,304)	$1,403

(1)	Included in “Other Current Liabilities” on the Company’s consolidated balance sheet

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Other Current Liabilities” on the Company’s consolidated balance sheet.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in the other comprehensive income (loss) for the three months ended March 31 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on
	Derivative (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31
Hedging Relationships	2010	2009
Interest rate contracts	$(2)	$56
Foreign currency contracts	(709)	223

Total	$(711)	$279

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income (loss) on derivative instruments designated as hedging instruments for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Location of Gain
	(Loss)	Amount of Gain (Loss) Reclassified from
	Reclassified from	Accumulated OCI into Income
Derivatives in Cash	Accumulated OCI	For the Three Months Ended March 31,
Flow Hedging Relationships	Into Income	2010	2009
Interest rate contracts	Interest Expense	$(297)	$(327)
Foreign currency contracts	Other income, net	(66)	—
Foreign currency contracts	Cost of Sales	(25)	—

Total		$(388)	$(327)

The net amount of the existing gains or losses at March 31, 2010 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three months ended March 31, 2010.
The Company recognized gains of $106,000 and $139,000 in cost of sales on commodity contracts not designated as hedging instruments for the three month periods ended March 31, 2010 and 2009, respectively.
NOTE 10. Fair Value Measurements
ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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
The Company utilizes the market approach to measure fair value for its investment in KTM and non-qualified deferred compensation assets, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs such as quotations from third parties, to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 9 for additional details). Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Investment in KTM	$8,049	$8,049	—	—
Non-qualified deferred compensation assets	2,075	2,075	—	—
Interest rate swap agreements	(701)	—	$(701)	—
Foreign exchange contracts, net	(1,487)	—	(1,487)	—
Commodity contracts	3,591	—	3,591	—

Total	$11,527	$10,124	$1,403	—

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”), for the quarter ended March 31, 2010. Due to the seasonality of the snowmobile; off-road vehicle (“ORV”), which includes all terrain vehicles (“ATV”) and side-by-side vehicles; on-road vehicles, which is primarily comprised of motorcycles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the first quarter ended March 31, 2010, Polaris reported net income of $19.8 million, or $0.59 per diluted share, driven by an 170 basis point increase in its gross profit margin percentage. By comparison, 2009 first quarter net income was $8.5 million, or $0.26 per diluted share, which included an $0.18 per diluted share non-cash impairment charge on the Company’s investment in KTM. Sales for the first quarter 2010 totaled $361.7 million, an increase of 16 percent from last year’s first quarter sales of $312.0 million.
The first quarter sales and earnings growth exceeded the Company’s expectations driven by solid execution of its long-term strategy, which includes successfully developing and marketing innovative new products and improving operational efficiencies across the business. Total Company retail sales to consumers in North America grew nine percent during the first quarter 2010 compared to the first quarter of 2009, with strong demand experienced for the Company’s Off-Road vehicles and Victory motorcycles. The Company’s sales to customers outside of North America grew 41 percent in the first quarter of 2010, with strength in Europe and several developing markets. Polaris achieved strong market share improvements in ORV and Victory motorcycles, both in North America and internationally, as its retail sales performance was notably stronger than overall industry retail sales, which remained weak through most of the first quarter of 2010.
During the first quarter of 2010, the Company continued to leverage operational excellence which contributed to margin expansion in the quarter. The 170 basis point gross margin expansion realized during the first quarter was the result of a number of operational initiatives including the utilization of Polaris’ world-class engineering team to reduce product costs and the Max Velocity Program (“MVP”), which is enabling the Company to work with its dealers to drive retail sales and market share growth more efficiently, as well as the positive impact of favorable currency rate movements. The increase in gross margin contributed to a 5.5 percent net income margin for the 2010 first quarter, a 280 basis point increase from the first quarter last year. Polaris expects to continue to capitalize on its investments in the development of innovative, high quality products, its international expansion efforts and the exciting new market adjacencies the Company is pursuing.
Results of Operations
Sales:
Sales were $361.7 million in the first quarter 2010, a 16 percent increase from $312.0 million in sales for the same period in 2009.
The following table is an analysis of the percentage change in total Company sales for the 2010 and 2009 first quarter period when compared to the same prior periods:

	Percent Change in Total Company Sales Compared to
	Prior Periods
	Three Months Ended
	March 31, 2010	March 31, 2009
Volume	6%	-31%
Product mix and price	6%	16%
Currency	4%	-5%

Total	16%	-20%

Volume for the first quarter 2010 increased 6 percent compared to the same period in 2009 as the Company shipped more ORVs and Victory motorcycles to dealers given the strong consumer retail demand for the Company’s products both in North America and internationally. Product mix and price increased for the 2010 first quarter compared to the same period in 2009 primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles sold to dealers relative to the Company’s other businesses and select selling price increases on several of the new model year 2010 products. Favorable movements in currency rates for the first quarter 2010 increased sales four percent compared to the same period in 2009 due to the change in the currency rates and their effect on the Company’s Canadian and other foreign subsidiaries when translated to U.S. dollars.
Total Company sales by product line are as follows:

	Three Months Ended March 31,
		Percent		Percent	Dollar
		of Total		of Total	Percent
($ in millions)	2010	Sales	2009	Sales	Change
ORVs	$250.4	69%	$215.5	69%	16%
Snowmobiles	5.6	2%	8.2	3%	-32%
On-Road/Victory Motorcycles	25.3	7%	13.8	4%	83%
PG&A	80.4	22%	74.5	24%	8%

Total Sales	$361.7	100%	$312.0	100%	16%

ORV sales of $250.4 million in the 2010 first quarter, which includes both All-Terrain Vehicles and side by side vehicle sales, increased 16 percent from the first quarter 2009. This increase reflects significant market share gains for both ATVs and side-by-sides driven by new product offerings including the recently introduced RANGER RZR 4, the Company’s first 4-seat sport side-by-side vehicles. The Company also benefited from the success of MVP, which is currently in place with approximately 50 percent of the North American ORV dealer volume. North American retail sales to consumers for ORVs increased nearly 20 percent for the 2010 first quarter from the first quarter last year, with side-by-side vehicle retail sales increasing significantly while core ATV retail sales were about flat. Retail sales trends improved sequentially each month during the first quarter of 2010. North American dealer inventories of ORVs were down significantly during the 2010 first quarter, declining 34 percent when compared to 2009 first quarter levels. Sales of ORVs to customers outside of North America increased over 40 percent in the first quarter 2010 when compared to the first quarter 2009, due to market share gains in both ATVs and side-by-side vehicles, positive mix benefit as more higher priced side-by-side vehicles were sold, higher selling prices and positive currency benefit from the weaker US dollar. For the 2010 first quarter, the average ORV per unit sales price increased 12 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ side by side models and select selling price increases on several of the new model year 2010 products.
Snowmobile sales totaled $5.6 million for the 2010 first quarter compared to $8.2 million for the first quarter of 2009. The first quarter is historically a seasonally low quarter for snowmobile shipments. The decrease in sales was primarily the result of timing of shipments in the 2010 first quarter compared to the first quarter last year. Season-end North American dealer inventories of snowmobiles at March 31, 2010 are at acceptable levels. During the quarter the Company introduced 11 new model year 2011 snowmobiles with industry-leading innovation and technology including additional models with the award winning PRO-RIDE™ progressive rear suspension, reduced vehicle weight, improved durability and increased horsepower. The average snowmobile per unit sales price for the first quarter 2010 increased 24 percent compared to the same period last year primarily due to favorable foreign currency rate movements in the first quarter 2010 compared to the first quarter 2009 and timing of shipments of certain higher priced models in the first quarter 2010 compared to 2009.
Sales of the on-road division, which primarily consists of Victory motorcycles, increased 83 percent during the first quarter of 2010 when compared to the same period in 2009. The increase reflects the acceptance by consumers of the new model year 2010 motorcycles including the new Cross Country™ and Cross Roads™ touring models. The heavyweight cruiser and touring motorcycle industry remained weak during the first quarter of 2010, but Victory continued to benefit from aggressive and innovative efforts to accelerate growth. Victory motorcycles had improved retail sales during the 2010 first quarter, increasing in the mid-teens percent range in North America compared to the first quarter last year, resulting in market share gains for the quarter. North American dealer inventory of Victory motorcycles declined 25 percent in the 2010 first quarter compared to 2009 comparable levels. Also during the 2010 first quarter, Polaris added additional dealers for its electric powered low emission vehicle, the Polaris Breeze™, to further penetrate the master planned community market. The average per unit sales price for the on-road division in the 2010 first quarter was approximately equal to the first quarter 2009.
Parts, garments, and accessories sales increased eight percent during the first quarter 2010 compared to the same period in 2009 primarily due to increased RANGER™ side-by-side vehicle related PG&A sales.

Sales by geographic region were as follows:

	Three Months Ended March 31,
		Percent		Percent
		of		of	Dollar
		Total		Total	Percent
($ in millions)	2010	Sales	2009	Sales	Change
United States	$238.2	66%	$222.8	71%	7%
Canada	48.4	13%	35.8	12%	35%
Other foreign countries	75.1	21%	53.4	17%	41%

Total Sales	$361.7	100%	$312.0	100%	16%

Significant regional trends were as follows:
United States:
Net sales in the United States for the first quarter 2010 increased seven percent compared to the first quarter of 2009. An increase in shipments for ORV and On-Road vehicles accounted for the increase. The United States represented 66 percent of total Company sales in the 2010 first quarter compared to 71 percent of total Company sales for the 2009 first quarter.
Canada:
Canadian sales increased 35 percent for the 2010 first quarter compared to the same period in 2009. Favorable currency rate movements accounted for 22 percent of the increase in sales for the 2010 first quarter compared to the same period in 2009, while increased volume was the primary contributor for the remainder of the increase in the 2010 first quarter sales. Canada represented 13 percent of total Company sales in the 2010 first quarter compared to 12 percent of total Company sales for the 2009 first quarter.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 41 percent for the 2010 first quarter compared to the same period in 2009. Favorable currency rate movements accounted for 10 percent of the increase in sales for the 2010 first quarter compared to the same period in 2009. The remainder of the increase was primarily driven by volume increases in ORV and snowmobiles resulting from higher retail sales and market share gains. Other foreign countries represented 21 percent of total Company sales in the 2010 first quarter compared to 17 percent of total Company sales for the 2009 first quarter.
Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the first quarter:

	Three months ended
	March 31,
($ in millions)	2010	2009	Change
Gross profit dollars	$94.9	$76.4	24%

Percentage of sales	26.2%	24.5%	+170 basis points
Gross profit as a percentage of sales was 26.2 percent for the first quarter of 2010, an increase of 170 basis points from 24.5 percent for the first quarter of 2009. Gross profit dollars increased 24 percent to $94.9 million for the first quarter of 2010 compared to $76.4 million for the first quarter of 2009. The increase in gross profit dollars and the 170 basis point increase in the gross profit margin percentage in the first quarter 2010 resulted primarily from continued product cost reduction efforts, higher selling prices and the impact of favorable currency movements compared to the first quarter of last year.

Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the first quarter:

	Three Months Ended March 31,
($ in millions)	2010	2009	Change
Selling and marketing	$30.1	$27.3	10%
Research and development	18.7	16.6	13%
General and administrative	18.4	14.1	30%

Total operating expenses	$67.2	$58.0	16%

Percentage of sales	18.6%	18.6%	—
Operating expenses for the first quarter 2010 increased 16 percent to $67.2 million or 18.6 percent of sales compared to $58.0 million or 18.6 percent of sales for the first quarter of 2009. Operating expenses in absolute dollars for the first quarter 2010 increased primarily due to the increase in incentive compensation plan expenses that were temporarily reduced last year during the extremely uncertain economic environment, and the impact of the current higher stock price and higher expected profitability for 2010.
Income from financial services:

	Three Months Ended
	March 31,
($ in millions)	2010	2009	Change
Equity in earnings of Polaris Acceptance	$1.2	$1.1	9%
Income from Securitization Facility	2.2	2.5	-12%
Income from retail credit agreements	.4	.2	150%
Income from other financial services activities	.5	.6	-33%

Total income from financial services	$4.3	$4.4	-3%

Income from financial services was $4.3 million during first quarter 2010 compared to $4.4 million in the first quarter of 2009 (further discussion can be found in the “Liquidity and Capital Resources” section below).
Interest expense
Interest expense decreased to $0.7 million for the first quarter 2010, compared to $1.1 million for the first quarter 2009, due to lower interest rates and lower bank borrowings during the 2010 period.
Noncash Impairment charge on securities held for sale
In the first quarter 2009 the Company recorded a $9.0 million, pretax, or $0.18 per diluted share impairment charge on securities held for sale. During the first quarter 2009, the Company determined that the decline in the market value of the KTM shares owned by the Company was other than temporary and therefore recorded the decrease in the fair value of the investment as a charge to the income statement as of March 31, 2009.
Other expense/income, net
Non-operating other expense/income was $0.2 million in the first quarter of 2010 compared to $0.0 million for the same period in 2009. The change was primarily due to foreign currency exchange rate movements and the resulting effects of foreign currency transactions related to the international subsidiaries.

Provision for income taxes
The income tax provision for the first quarter 2010 was recorded at a rate of 36.4 percent of pretax income, compared to 33.9 percent of pretax income for the first quarter 2009. The higher income tax rate for the first quarter 2010 is primarily due to the United States Congress not yet extending the research and development income tax credit as of March 31, 2010.
Reported Net Income

	Three Months Ended
	March 31,
($ in millions except per share data)	2010	2009	Change
Net Income	$19.8	$8.5	134%

Diluted net income per share	$0.59	$0.26	127%

Reported net income for the first quarter 2010 was $19.8 million, or $0.59 per diluted share, compared to $8.5 million or $0.26 per diluted share for the first quarter 2009. The increase is primarily due to the higher sales volume and higher gross margins during the 2010 first quarter. The 2009 first quarter net income included an $0.18 per diluted share non-cash impairment charge on the Company’s investment in KTM.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the first quarter ended March 31, 2010 of 33.8 million shares is four percent higher than the comparable period in 2009, due principally to higher dilutive effect of options due to a higher stock price in 2010.
Cash Dividends
Polaris paid a $0.40 per share dividend on February 16, 2010 to shareholders of record on February 1, 2010. On April 21, 2010, the Polaris Board of Directors declared a regular cash dividend of $0.40 per share payable on or about May 17, 2010 to holders of record of such shares at the close of business on May 3, 2010.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following chart summarizes the cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 ($ in millions):

	For the Three Months Ended March 31,
	2010	2009	Change
Total cash provided by (used for):
Operating activities	$3.8	$(33.1)	$36.9
Investing activities	(5.5)	(8.7)	3.2
Financing activities	(14.1)	32.6	(46.7)

Decrease in cash and cash equivalents	$(15.8)	$(9.2)	$(6.6)

Net cash provided by operating activities totaled $3.8 million for the first quarter 2010, an increase from $33.1 million net cash used in the first quarter of 2009. The $36.9 million increase in net cash provided by operating activities for the 2010 first quarter period compared to the same period in 2009 is primarily due to a $11.3 million increase in net income offset by the non cash impairment charge of $9.0 million in 2009 and the following changes in working capital:
•	Trade receivables: Trade receivables were a use of cash totaling $1.0 million in the first quarter 2010 compared to a source of cash totaling $41.0 million in the first quarter 2009. The decrease in cash provided of $42.0 million was due to the timing of collections of the trade receivables and higher international sales volume in the first three months of 2010 compared to the first three months of 2009.

•	Inventories: Inventories were a use of cash in the first quarter 2010 of $1.0 million compared to cash used of $23.3 million in 2009. The decrease in the net cash used of $22.3 million was due to lower factory inventory levels due to improved supply chain and manufacturing flexibility.
•	Accounts payable: Accounts payable were a source of cash totaling $14.1 million in the first quarter 2010 compared to a use of cash of $11.2 million in the first quarter 2009. The increase in cash of $25.3 million resulted from the timing of payments made for accounts payable for the first three months of 2010 compared to the same period last year.
•	Accrued expenses: Accrued expenses were a use of cash in the first quarter 2010 totaling $44.7 million compared to cash used totaling $74.4 million in the first quarter 2009. The decrease in net cash used of $29.7 million resulted from higher provisioning primarily for incentive compensation plans due to increased profits in the first quarter 2010.
Investing activities:
Net cash used for investing activities was $5.5 million for the first quarter 2010 compared to cash used of $8.7 million for the same period in 2009. The primary use of cash for the first three months of 2010 and 2009 was the investment of $8.1 million and $13.7 million, respectively, for the purchase of property and equipment, including new product development tooling. During first quarter 2010, the Company invested $2.5 million (net of cash acquired) to acquire Swissauto Powersports Ltd., a developer of high performance and high efficiency engines and innovative vehicles.
Financing activities:
Net cash used for financing activities was $14.1 million for the first quarter 2010 compared to cash provided of $32.6 million for financing activities in the same period in 2009. The Company borrowed under the credit agreement net cash of $0.0 million and $44.0 million for the quarters ended March 31, 2010 and 2009, respectively, to fund ongoing operations. The Company paid cash dividends of $13.1 million and $12.4 million in the first quarter of 2010 and 2009, respectively. Common stock repurchased during the first quarter 2010 and 2009 totaled $27.2 million and $0.3 million, respectively. Proceeds from the issuances of stock under employee plans was $22.1 million and $1.7 million for the first quarter 2010 and 2009, respectively.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured variable interest rate bank lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.76 percent at March 31, 2010). At March 31, 2010, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 48 percent and 64 percent at March 31, 2010 and 2009, respectively.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap	Fixed Rate	Notional	Expiration
Entered into	(LIBOR)	Amount	Date
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on March 31, 2010 was a liability of $0.7 million.
Additionally, at March 31, 2010, Polaris had letters of credit outstanding of $8.9 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 34.4 million shares have been repurchased cumulatively from 1996 through March 31, 2010. Polaris repurchased $27.2 million of stock related to employee stock plan exercises in the first quarter of 2010, which increased reported earnings per share by one cent. There were no open market share repurchases during the 2010 first quarter.

The Company has authorization from its Board of Directors to repurchase up to an additional 3.1 million shares of Polaris stock as of March 31, 2010; however, the Company will continue to take a prudent and conservative approach to the open market stock repurchase activity in 2010 until more clarity emerges for the longer term economic outlook. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Management believes that existing cash balances, and cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, and capital requirements for the foreseeable future. At this time, management is not aware of any adverse factors that would have a material impact on cash flow.
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
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at March 31, 2010 was $37.4 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2010, the potential 15 percent aggregate repurchase obligation is approximately $89.3 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At March 31, 2010, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $497.5 million, a 24 percent decrease from $650.5 million at March 31, 2009. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
Polaris owns approximately 0.34 million shares, representing slightly less than 5 percent of KTM’s outstanding shares. The KTM investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (17.36 Euros as of March 31, 2010). The total fair value of these securities as of March 31, 2010 is $8.0 million. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares was other than temporary; therefore, as of March 31, 2009, the Company recorded a noncash impairment charge on securities held for sale of $9.0 million, pretax, or $0.18 per diluted share to record the decrease in the fair value of the investment in the income statement of the Company.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.
During calendar year 2009, purchases totaling seven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2010 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2009. At March 31, 2010 Polaris had Japanese yen foreign exchange hedging contracts in place through June 2010 for a portion of its exposure with notional amounts totaling $3.5 million at an average exchange rate of 90 Japanese Yen to the U.S. dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have an approximately neutral impact on cost of sales for the remainder of 2010 when compared to the same periods in the prior year.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the first quarter ended March 31, 2010 when compared to the same period in 2009. At March 31, 2010 Polaris had open Canadian dollar foreign exchange hedging contracts in place through December 2010 with notional amounts totaling $91.4 million with an average exchange rate of approximately 0.96 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on sales and net income for the remainder of 2010 when compared to the same periods in the prior year.
Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly for its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the first quarter of 2010 when compared to the same period in 2009. Polaris had open Norwegian Krone, Swedish Krona and Australian Dollar foreign exchange hedging contracts in place through December 2010. The Open Norwegian Krone contracts had notional amounts totaling $1.0 million with an average exchange rate of approximately .17 U.S. dollar to Norwegian Krone; the open Swedish Krona contracts had notional amounts totaling $2.5 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona; and the open Australian Dollar contracts had notional amounts totaling $3.6 million with an average exchange rate of approximately .87 U.S. dollar to the Australian Dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the exchange rates for other foreign currencies will have an approximately neutral impact on sales and net income for the remainder of 2010 when compared to the same periods in the prior year.
The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income, net in the Shareholders’ Equity section of the accompanying consolidated balance sheet. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.

Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2010 there were derivative contracts in place to hedge a portion of the Company’s aluminum and diesel fuel exposures during 2010. Based on Polaris’ current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on the Company’s gross margins for the remainder of 2010 when compared to the same periods in the prior year.
Adoption of New Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of its critical accounting policies.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. ASU 2009-17 is effective for the Company beginning with its quarter ending March 31, 2010. The Company adopted ASU 2009-17 during its first quarter ended March 31, 2010. The impact was not material to the Company.
In December 2009, the FASB issued ASC Topic 860, Transfers and Servicing: Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). ASC 860 provides guidance on how to account for transfers of financial assets including establishing conditions for reporting transfers of a portion of a financial asset as opposed to an entire asset and requires enhanced disclosures about a transferor’s continuing involvement with transfers. The impact of adoption of this topic was not material to the Company.
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The Company has included the additional disclosure required by ASU 2010-06 in its footnotes for the quarter ended March 31, 2010.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There has been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     On November 13, 2009, Erik Braswell and Josh Alexander (“Plaintiffs”) sued Polaris in Colorado State District Court in Garfield County, Colorado. In their original Complaint, Plaintiffs alleged that they and others similarly situated had incurred repeated engine failures with Polaris model year 2006 through 2009 800cc and 900cc snowmobiles and sought certification of a class of all purchasers in the state of Colorado who had experienced major engine failure. In an Amended Complaint served on December 1, 2009, Plaintiffs assert breach of warranty, consumer fraud, unlawful trade practice, and false advertising claims and seek certification of a class consisting of all persons in the United States who purchased or currently own a model year 2006 through 2009 Polaris snowmobile sold with a Polaris Liberty 800cc or 900cc engine. Plaintiffs were seeking consequential and incidental damages, a refund of their purchase price, attorneys’ fees, and other legal and equitable relief. On April 20, 2010, Polaris and Plaintiffs reached a Confidential Settlement Agreement and Release on confidential terms that are acceptable to all parties. The action was dismissed with prejudice pursuant to the terms of the Confidential Settlement Agreement and Release on April 27, 2010. No class was or will be certified in connection with the settlement, and the terms of the settlement will not have a material impact on Polaris’ financial status.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 — 31, 2010	591,000	45.66	591,000	3,128,000
February 1 — 28, 2010	4,000	45.03	4,000	3,124,000
March 1 — 31, 2010	0		0	3,124,000

Total	595,000	45.65	595,000	3,124,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 34.4 million shares have been repurchased through March 31, 2010. This Program does not have an expiration date.
Item 6 — Exhibits
(a) Exhibits

Exhibit 10.a	—	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, as amended and restated on January 20, 2010, incorporated by reference to Exhibit 10.qq to the Company’s Annual report on Form 10-K for the year ended December 31, 2009

Exhibit 10.b	—	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan Form of Amended and Restated Stock Option Agreement (Amended as of January 20, 2010), incorporated by reference to Exhibit 10.rr to the Company’s Annual report on Form 10-K for the year ended December 31, 2009

Exhibit 31.a	—	Certification of Chief Executive Officer — Section 302

Exhibit 31.b	—	Certification of Chief Financial Officer — Section 302

Exhibit 32.a	—	Certification of Chief Executive Officer — Section 906

Exhibit 32.b	—	Certification of Chief Financial Officer — Section 906

Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: May 6, 2010	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)