Form 10-Q
period 2010-06-30
POLARIS INDUSTRIES INC/MN
filed 2010-08-05
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of July 30, 2010, 33,252,230 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2010

Part 1 FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010
(In Thousands)	(Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$166,272	$140,240
Trade receivables, net	96,638	90,405
Inventories, net	222,608	179,315
Prepaid expenses and other	22,483	20,638
Deferred tax assets	59,838	60,902

Total current assets	567,839	491,500

Property and equipment, net	184,572	194,416
Investments in finance affiliate	31,857	41,332
Investments in manufacturing affiliates	9,461	10,536
Goodwill and intangible assets, net	27,579	25,869

Total Assets	$821,308	$763,653

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$102,037	$75,657
Accrued expenses:
Compensation	56,699	55,313
Warranties	24,661	25,520
Sales promotions and incentives	66,297	67,055
Dealer holdback	65,092	72,229
Other	41,418	38,748
Income taxes payable	4,099	6,702
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	362,153	343,074

Long term income taxes payable	5,659	4,988
Deferred income taxes	13,698	11,050
Borrowings under credit agreement	200,000	200,000

Total liabilities	581,510	559,112

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 33,161 and 32,648 shares issued and outstanding	$332	$326
Additional paid-in capital	24,861	9,992
Retained earnings	211,949	191,399
Accumulated other comprehensive income, net	2,656	2,824

Total shareholders’ equity	239,798	204,541

Total Liabilities and Shareholders’ Equity	$821,308	$763,653

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Sales	$430,907	$345,896	$792,615	$657,920
Cost of Sales	317,823	262,632	584,617	498,222

Gross profit	113,084	83,264	207,998	159,698
Operating expenses
Selling and marketing	34,164	28,702	64,262	56,030
Research and development	18,512	15,222	37,250	31,822
General and administrative	21,710	16,235	40,108	30,354

Total operating expenses	74,386	60,159	141,620	118,206

Income from financial services	4,245	3,966	8,501	8,370

Operating Income	42,943	27,071	74,879	49,862

Non-operating Expense (Income):
Interest expense	729	1,095	1,428	2,146
Impairment charge on securities held for sale	769	—	769	8,952
Other expense (income), net	2,318	(677)	2,498	(680)

Income before income taxes	39,127	26,653	70,184	39,444

Provision for Income Taxes	13,503	9,175	24,789	13,508

Net Income	$25,624	$17,478	$45,395	$25,936

Basic Net Income per share	$0.77	$0.54	$1.37	$0.80

Diluted Net Income per share	$0.75	$0.53	$1.34	$0.79

Weighted average shares outstanding:
Basic	33,255	32,381	33,162	32,324
Diluted	34,248	32,990	33,999	32,775
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Six Months
	Ended June 30,
	2010	2009
Operating Activities:
Net income	$45,395	$25,936
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Noncash impairment charge on securities held for sale	769	8,952
Depreciation and amortization	31,562	28,658
Noncash compensation	9,321	4,753
Noncash income from financial services	(2,293)	(2,071)
Noncash loss from manufacturing affiliates	918	196
Deferred income taxes	3,769	(997)
Changes in current operating items:
Trade receivables	(6,233)	44,571
Inventories	(43,293)	2,667
Accounts payable	26,380	(58,673)
Accrued expenses	(4,698)	(74,519)
Income taxes payable	(1,932)	16,472
Prepaid expenses and others, net	(2,683)	(4,642)

Net cash provided by (used for) operating activities	56,982	(8,697)

Investing Activities:
Purchase of property and equipment	(20,925)	(25,183)
Investments in finance affiliate, net	11,768	10,284
Acquisition of business, net of cash acquired	(2,500)	—

Net cash (used for) investing activities	(11,657)	(14,899)

Financing Activities:
Borrowings under credit agreement	—	268,000
Repayments under credit agreement	—	(218,000)
Repurchase and retirement of common shares	(27,398)	(282)
Cash dividends to shareholders	(26,289)	(24,993)
Tax effect of proceeds from stock based compensation exercises	4,407	(427)
Proceeds from stock issuances under employee plans	29,987	2,207

Net cash (used for) provided by financing activities	(19,293)	26,505

Net increase in cash and cash equivalents	26,032	2,909

Cash and cash equivalents at beginning of period	140,240	27,127

Cash and cash equivalents at end of period	$166,272	$30,036

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements for Polaris Industries Inc (“Polaris” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the snowmobile; off-road vehicles (“ORV”), which includes all terrain vehicles (“ATV”) and side by side vehicles; on-road vehicles, which is primarily comprised of motorcycles and neighborhood electric vehicles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
New Accounting Pronouncements
Consolidation (ASC Topic 810), Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. ASU 2009-17 was effective for the Company beginning with its quarter ended March 31, 2010. The impact of adopting the new guidance was not material to the Company.
Transfers and Servicing: In December 2009, the FASB issued ASC Topic 860, Transfers and Servicing: Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). ASC 860 provides guidance on how to account for transfers of financial assets including establishing conditions for reporting transfers of a portion of a financial asset as opposed to an entire asset and requires enhanced disclosures about a transferor’s continuing involvement with transfers. The impact of adoption of this topic was not material to the Company.
Improving Disclosure about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The Company has included the additional disclosure required by ASU 2010-06 in its footnotes for the quarters beginning with the 2010 first quarter.
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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Accrued warranty reserve, beginning	$22,344	$24,244	$25,520	$28,631
Additions charged to expense	10,930	9,593	20,878	18,150
Warranty claims paid	(8,613)	(8,465)	(21,737)	(21,409)

Accrued warranty reserve, ending	$24,661	$25,372	$24,661	$25,372

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
Total share-based compensation expenses are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Option plan	$1,285	$1,125	$2,569	$2,166
Other share-based awards	10,859	3,277	17,450	4,580

Total share-based compensation before tax	12,144	4,402	20,019	6,746
Tax benefit	4,823	1,696	7,859	2,600

Total share-based compensation expense included in net income	$7,321	$2,706	$12,160	$4,146

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2010 there was $12,944,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.75 years. Included in unrecognized share-based compensation is $9,642,000 related to stock options and $3,302,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw materials and purchased components	$33,482	$19,777
Service parts, garments and accessories	58,630	58,556
Finished goods	147,070	116,575
Less: reserves	(16,574)	(15,593)

Total Inventories	$222,608	$179,315

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.83 percent at June 30, 2010).

As of June 30, 2010, total borrowings under the bank arrangement were $200,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on June 30, 2010 was a liability of $414,000.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860, (originally issued as SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2010, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $425,432,000 which includes $137,088,000 in the Polaris Acceptance portfolio and $288,344,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2010, the potential 15 percent aggregate repurchase obligation is approximately $89,252,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at June 30, 2010 of $31,857,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label which makes available revolving consumer credit to customer of Polaris dealers for Polaris products. Polaris currently has no credit, interest rate or funding risk under the agreement and Polaris no longer receives any fee income. During the 2010 second quarter Polaris and HSBC extended the term of the agreement on similar terms to October 31, 2013.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products, and its equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”), which manufactures off-road and on-road motorcycles. At June 30, 2010, Polaris has a 40 percent ownership interest in Robin and owns less than 5 percent of KTM’s outstanding shares. The KTM shares have been classified as available for sale securities under ASC Topic 320, (originally issued as FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities) and have a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (19.00 Euros as of June 30, 2010). The total fair value of these shares as of June 30, 2010 is $7,993,000 which is below the Company’s cost basis for this investment. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of June 30, 2010 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $769,000. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $8,952,000.
NOTE 7. Shareholders’ Equity
During the first six months of 2010, Polaris paid $27,398,000 to repurchase and retire approximately 599,000 shares of its common stock related to employee stock plan exercises. There were no open market share repurchases during the first six months of 2010. As of June 30, 2010, the Company has authorization from its Board of Directors to repurchase up to an additional 3,120,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.40 per share on May 17, 2010 to holders of record on May 3, 2010.
On July 22, 2010, the Polaris Board of Directors declared a regular cash dividend of $0.40 per share payable on or about August 16, 2010 to holders of record of such shares at the close of business on August 2, 2010.
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
A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	32,956	32,229	32,851	32,182
Director Plan and Deferred stock units	161	152	168	142
ESOP	138	—	143	—

Common shares outstanding — basic	33,255	32,381	33,162	32,324

Dilutive effect of Restricted Plan and Omnibus Plan	66	256	62	254
Dilutive effect of Option Plans and Omnibus Plan	927	353	775	197

Common and potential common shares outstanding — diluted	34,248	32,990	33,999	32,775

During the second quarter and year-to-date periods ending June 30, 2010, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 291,000 and 578,000, respectively, compared to 2,701,000 and 3,545,000, respectively, for the same periods in 2009.
Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$25,624	$17,478	$45,395	$25,936
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(3,979)	4,222	(4,311)	(1,475)
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax	769	—	769	6,675
Unrealized loss on available for sale securities, net of tax	(57)	(423)	(387)	(423)
Unrealized gain on derivative instruments, net of tax	4,472	164	3,761	444

Comprehensive income	$26,829	$21,441	$45,227	$31,157

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Available for	Cash flow	Accumulated other
	Foreign	sale equity	hedging	comprehensive
	currency items	securities	derivatives	income (loss)
Balance at December 31, 2009	$3,861	$(382)	$(655)	$2,824
Reclassification to the income statement	—	769	(7)	762
Change in fair value, net of tax	(4,311)	(387)	3,768	(930)

Balance at June 30, 2010	$(450)	$—	$3,106	$2,656

The $769,000 unrealized loss as of June 30, 2010 on available for sale equity securities was reclassified to the income statement and relates to the decline in the market value of the Company’s KTM investment which was deemed other than temporary during the 2010 second quarter. See Note 6 for additional details.
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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At June 30, 2010, Polaris had the following open contracts (in thousands):

	Notional Amounts
Foreign Currency	(in US Dollars)	Unrealized Gain
Australian Dollar	$2,015	$95
Canadian Dollar	95,787	5,296

Total	$97,802	$5,391
These contracts, with maturities through December 2010, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ Equity. The Company had no open Euro or other foreign currency derivative contracts in place at June 30, 2010.
Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2010 and 2011. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of June 30, 2010 (in thousands):

	Fair Value -	Fair Value -	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts (1)	—	$(414)	$(414)
Foreign exchange contracts (2)	5,391	—	5,391

Total derivatives designated as hedging instruments under SFAS 133	$5,391	$(414)	$4,977

Commodity contracts (2)	$1,353	$(306)	$1,047

Total derivatives not designated as hedging instruments under SFAS 133	$1,353	$(306)	$1,047

Total Derivatives	$6,744	$(720)	$6,024

(1)	Included in “Current Liabilities: Other” on the Company’s consolidated balance sheet.

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Current Liabilities: Other” on the Company’s consolidated balance sheet.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in the other comprehensive income (loss) for the three and six months ended June 30, 2010 (in thousands):

	For the Three Months		For the Six Months
Derivatives in SFAS 133 Cash Flow	Ended June 30,		Ended June 30,
Hedging Relationships	2010	2009	2010	2009
Interest rate contracts	$179	$199	$178	$255
Foreign currency contracts	4,293	(35)	3,583	189

Total	$4,472	$164	$3,761	$444

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the three and six month periods ended June 30, 2010 (in thousands):

	Location of Gain (Loss)	For the Three Months		For the Six Months
Derivatives in SFAS 133 Cash Flow	Reclassified from Accumulated OCI	Ended June 30,		Ended June 30,
Hedging Relationships	Into Income	2010	2009	2010	2009
Interest rate contracts	Interest Expense	$(291)	$(405)	$(588)	$(732)
Foreign currency contracts	Other income, net	623	369	557	369
Foreign currency contracts	Cost of Sales	49	(116)	24	(116)

Total		$381	$(152)	$(7)	$(479)

The net amount of the existing gains or losses at June 30, 2010 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three and six months ended June 30, 2010.
The Company recognized losses of $2,544,000 and $2,438,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and six month periods ended June 30, 2010, respectively, versus gains of $996,000 and $1,135,000 for the three and six month periods ended June 30, 2009.
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

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Asset (Liability), net Investment in KTM	$7,993	$7,993	$—	$—
Non-qualified deferred compensation assets	1,589	1,589		—
Interest rate swap agreements	(414)	—	(414)	—
Foreign exchange contracts, net	5,391	—	5,391	—
Commodity contracts, net	1,047	—	1,047	—

Total	$15,606	$9,582	$6,024	$—

The carrying value of cash, trade receivables and borrowings under the credit agreement approximates fair value.
NOTE 11. Manufacturing Realignment
In May 2010 the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Mexico. The realignment will lead to the sale or closure of the Osceola, WI manufacturing operation by 2012. The Company expects to record transition charges, including both exit costs and startup costs, over the next few years. The exit costs pertaining to the realignment are expected to total approximately $10,000,000 over that time period. The exit costs are classified within cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

		Amount Incurred
	Total Amount	during the Three	Cumulative Amounts
	Expected to be	Months Ended June	Incurred through
	Incurred	30, 2010	June 30, 2010
Termination benefits	$7,500	$997	$997
Other associated costs	2,500	—	—

Total Exit Costs	$10,000	$997	$997

Utilization of components of the accrued exit costs during the three months ended June 30, 2010 is as follows (in thousands):

		Amount provided for	Amount Utilized for
	Balance March	the Three Months	the Three Months	Balance
	31, 2010	Ended June 30, 2010	Ended June 30, 2010	June 30, 2010
Termination benefits	$—	$997	$—	$997
Other associated costs	—	—	—	—

Total Exit Costs	$—	$997	$—	$997

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”), for the quarter and year-to-date periods ended June 30, 2010. Due to the seasonality of the snowmobile; off-road vehicle (“ORV”), which includes all terrain vehicles (“ATV”) and side-by-side vehicles; on-road vehicles, which is primarily comprised of motorcycles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the second quarter ended June 30, 2010, Polaris reported net income of $25.6 million, or $0.75 per diluted share. By comparison, 2009 second quarter net income was $17.5 million, or $0.53 per diluted share. Sales for the second quarter 2010 totaled $430.9 million, an increase of 25 percent from second quarter 2009 sales of $345.9 million. For the year-to-date period ended June 30, 2010, Polaris reported net income of $45.4 million, or $1.34 per diluted share, compared to net income of $25.9 million, or $0.79 per diluted share for the same period last year. Sales for the 2010 year-to-date period totaled $792.6 million, an increase of 20 percent from sales of $657.9 million during the same period last year.
Driven by market share gains, sales growth and a 210 basis point increase in the gross profit margin, Polaris generated strong operating results during the second quarter in an overall economic and powersports industry environment that remained sluggish. The Company’s continued focus on execution of its growth strategy helped extend the sales and earnings increase the Company reported in the 2010 first quarter. In addition, the success of the Max Velocity Program, which is the go-to-market retail strategy in North America, coupled with the demand for the Company’s innovative products, allowed the Company to outpace the overall industry resulting in market share gains in ORV, Victory motorcycles and in its international operations. The operational excellence initiatives also continued to deliver improvements during the second quarter in both product costs and production efficiencies.
During the quarter the Company announced the realignment and began the transition of its manufacturing footprint in an effort to improve its long-term competitive positioning, increase operational efficiencies and position the Company for future growth. The project is underway. The realignment will entail the creation of three manufacturing centers of excellence for Polaris Products by enhancing the existing Roseau, Minnesota and Spirit Lake, Iowa, production facilities and establishing a new facility in Mexico. When the manufacturing realignment is completed in 2012, the Company will have capabilities to manufacture ORVs (both ATVs and side-by-side vehicles), which represents more than two-thirds of the Company’s sales, in multiple locations depending on customer demand and proximity to the Company’s manufacturing facilities.
Results of Operations
Sales:
Sales were $430.9 million in the second quarter 2010, a 25 percent increase from $345.9 million in sales for the same period in 2009. Sales for the year-to-date period ended June 30, 2010 were $792.6 million, a 20 percent increase from $657.9 million in sales for the same period in 2009.
The following table is an analysis of the percentage change in total Company sales for the 2010 second quarter and year-to-date periods compared to the same periods of 2009:

	Percent Change in Total Company Sales Compared
	to 2009 periods
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Volume	21%	13%
Product mix and price	2%	4%
Currency	2%	3%

Total	25%	20%

Volume for the 2010 second quarter and year-to-date periods increased 21 percent and 13 percent, respectively, compared to the same periods last year, as the Company shipped significantly more ORVs, and Victory motorcycles to dealers given the strength in consumer retail sales for Polaris in North America and internationally. Product mix and price increased for the second quarter and year-to-date periods in 2010 compared to the same periods in 2009 primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles sold to dealers relative to the Company’s other businesses, and select selling price increases on several of the new model year 2010 products. Favorable movements in currency rates for both the 2010 second quarter and year-to-date periods increased sales two percent and three percent, respectively, compared to the same periods in 2009 due to the change in the currency rates and their effect on the Company’s Canadian and other foreign subsidiaries when translated to U.S. dollars.
Total Company sales by product line are as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent		Percent	Dollar		Percent		Percent	Dollar
		of Total		of Total	Percent		of Total		of Total	Percent
(in millions)	2010	Sales	2009	Sales	Change	2010	Sales	2009	Sales	Change
Off-Road Vehicles	$342.0	79%	$261.7	76%	31%	$592.5	75%	$477.2	73%	24%
Snowmobile	2.0	0%	7.4	2%	-73%	7.5	1%	15.6	2%	-52%
Victory Motorcycles	15.5	4%	10.5	3%	48%	40.8	5%	24.3	4%	68%
PG&A	71.4	17%	66.3	19%	8%	151.8	19%	140.8	21%	8%

Total Sales	$430.9	100%	$345.9	100%	25%	$792.6	100%	$657.9	100%	20%

Off-Road vehicles (“ORV’) sales during the second quarter 2010, which includes sales of both ATVs (all-terrain vehicles) and RANGER™ side-by-side vehicles, increased 31 percent to $342.0 million from the second quarter 2009. Year-to-date 2010 ORV sales increased 24 percent from the same period in 2009 to a total of $592.5 million. This increase for the quarter and year-to-date periods reflects significant market share gains for both ATVs and side-by-sides driven by new product offerings and the retail go-to-market process call Max Velocity Program (“MVP”). North American retail sales to consumers for ORVs increased in the mid-teens percent for the 2010 second quarter from the second quarter last year, with side-by-side vehicle retail sales increasing significantly while core ATV retail sales were down in the high single digit percent range. In addition, The Company began shipping the first units of the differentiated sourced utility vehicle to Bobcat late in the second quarter of 2010. North American dealer inventories of ORVs declined 37 percent during the 2010 second quarter compared to 2009 second quarter levels. Sales of ORVs to customers outside of North America increased 33 percent in the second quarter 2010 when compared to the second quarter 2009, due to market share gains in both ATVs and side-by-side vehicles, positive mix benefit as more higher priced side-by-side vehicles were sold and higher selling prices. For the second quarter ended June 30, 2010, the average ORV per unit sales price increased five percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER™ models and the impact of currency movements.
Snowmobile sales totaled $2.0 million for the 2010 second quarter compared to $7.4 million for the second quarter of 2009. For the year-to-date 2010 period, snowmobile sales were $7.5 million, a 52 percent decrease compared to the same period last year. The decrease in sales was primarily the result of timing of shipments in the 2010 second quarter and year-to-date periods compared to the same periods last year. The first half of the calendar year is historically a seasonally low period for snowmobile shipments, as deliveries to dealers ramp up in the second half of the calendar year. For the full year 2010, the Company expects snowmobile sales to be approximately equal to the full year 2009. The average snowmobile per unit sales price for the second quarter of 2010 decreased significantly compared to the same period last year primarily due to the impact of sales promotion program provisioning in the current period.
Sales of the on-road division, which primarily consists of Victory motorcycles, increased 48 percent to $15.5 million during the second quarter of 2010 when compared to the same period in 2009. Year-to-date 2010 On-road sales increased 68 percent compared to the comparable period of 2009, to a total of $40.8 million. During the 2010 second quarter and year-to-date periods Victory continued to benefit from the actions implemented over the past nine months to accelerate growth. Victory motorcycles had strong retail sales during the 2010 second quarter, increasing more than 10 percent in North America compared to the second quarter last year, resulting in market share gains for the quarter. This is the third consecutive quarter of market share gains and retail sales growth for Victory and reflects the acceptance of the new model year 2010 motorcycles. North American dealer inventory of Victory motorcycles declined 32 percent in the 2010 second quarter compared to 2009 comparable levels. The sale of Victory motorcycles in markets outside of North America continues to increase, with sales reaching 25 percent of total On-road/Victory sales for the year-to-date period ended June 30, 2010. The Company’s LEV Electric On-Road vehicle business continued to focus on adding new dealers and penetrating new markets during the 2010 second quarter and year-to-date periods.

The average per unit sales price for Victory motorcycles in the 2010 second quarter was approximately flat with the same period in 2009.
PG&A (parts, garments, and accessories) sales increased eight percent during the 2010 second quarter and year-to-date periods to $71.4 million and $151.8 million, respectively, compared to the same periods of last year. The increase for the 2010 second quarter and year-to-date periods was driven primarily by increased RANGER™ side-by-side vehicle and Victory motorcycle related PG&A sales.
        .
Sales by geographic region for the second quarter and year-to-date periods were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent		Percent			Percent		Percent
		of		of	Dollar		of		of	Dollar
		Total		Total	Percent		Total		Total	Percent
($ in millions)	2010	Sales	2009	Sales	Change	2010	Sales	2009	Sales	Change
United States	$301.3	70%	$232.6	67%	30%	$539.6	68%	$455.4	69%	19%
Canada	52.1	12%	54.6	16%	-5%	100.4	13%	90.4	14%	11%
Other foreign countries	77.5	18%	58.7	17%	32%	152.6	19%	112.1	17%	36%

Total Sales	$430.9	100%	$345.9	100%	25%	$792.6	100%	$657.9	100%	20%

Significant regional trends were as follows:
United States:
Net sales in the United States for the second quarter 2010 increased 30 percent compared to the second quarter of 2009. Net sales in the United States during the six months ended June 30, 2010 increased 19 percent compared to the same period in 2009. An increase in shipments for ORV vehicles and Victory motorcycles accounted for the increase for the 2010 second quarter and year-to-date periods. The United States represented 70 percent and 68 percent of total Company sales, respectively, in the 2010 second quarter and year-to-date periods compared to 67 percent and 69 percent, respectively, in the same periods in 2009.
Canada:
Canadian sales decreased 5 percent for the 2010 second quarter with favorable currency rates accounting for a 13 percent increase in sales which was more than offset by lower shipments of ORVs during the quarter. Year-to-date, sales increased 11 percent compared to the same period last year with favorable currency rates accounting for a 16 percent increase offset by lower shipments.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 32 percent and 36 percent for the 2010 second quarter and year-to-date periods, respectively, as compared to the same periods in 2009. Currency rates accounted for 1 percent of the change for the 2010 second quarter and 6 percent for the year-to-period as compared to the same periods in 2009. The primary portion of the increase in sales was driven by volume increases for ORVs and Victory motorcycles.
Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the second quarter and year-to-date periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Gross profit dollars	$113.1	$83.3	36%	$208.0	$159.7	30%

Percentage of sales	26.2%	24.1%	+210 basis points	26.2%	24.3%	+190 basis points
Gross profit, as a percentage of sales, was 26.2 percent for both the 2010 second quarter and year-to-date periods, an increase of 210 basis points and 190 basis points from the same periods last year. Gross profit dollars increased 36 percent and 30 percent to

$113.1 million and $208.0 million for the 2010 second quarter and year-to-date periods compared to the same periods in 2009, respectively. The increase in the gross profit dollars and margin percentage during the 2010 second quarter and year-to-date periods resulted primarily from continued product cost reduction efforts, favorable currency rates, favorable product mix and significant production volume increases compared to the second quarter of last year.
        .
Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the second quarter and year-to-date periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Selling and marketing	$34.2	$28.7	19%	$64.3	$56.0	15%
Research and development	18.5	15.2	22%	37.2	31.8	17%
General and administrative	21.7	16.3	34%	40.1	30.4	32%

Total operating expenses	$74.4	$60.2	24%	$141.6	$118.2	20%

Percentage of sales	17.3%	17.4%	-10 basis points	17.9%	18.0%	-10 basis points
Operating expenses for the 2010 second quarter and year-to-date periods increased 24 percent and 20 percent to $74.4 million and $141.6 million, respectively, compared to $60.2 million and $118.2 million for the same periods in 2009. Operating expenses in absolute dollars for the 2010 second quarter and year-to-date periods increased primarily due to higher incentive compensation plan expenses due to plan costs that were temporarily reduced last year during the uncertain economic environment, the higher expected profitability for the full year 2010 compared to 2009 and the current higher stock price. Operating expenses as a percentage of sales decreased to 17.3 percent and 17.9 percent for the 2010 second quarter and year to date periods, respectively, a 10 basis point decrease from the same periods in 2009 due primarily to higher sales volume during the 2010 second quarter and year-to-date periods.
Income from financial services:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Equity in earnings of Polaris Acceptance	$1.1	$0.9	22%	$2.4	$2.1	14%
Income from Securitization Facility	2.0	2.2	-9%	4.1	4.7	-13%
Income from retail credit agreements	0.7	0.3	133%	1.1	0.4	175%
Income from other financial services activities	0.4	0.6	-33%	0.9	1.2	-25%

Total income from financial services	$4.2	$4.0	5%	$8.5	$8.4	1%

Income from financial services increased 5 percent to $4.2 million in the 2010 second quarter compared to $4.0 million in the 2009 second quarter. Income from financial services increased 1 percent to $8.5 million for the six months ended June 30, 2010 from $8.4 million for the same period of 2009. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Interest expense
Interest expense decreased to $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively, compared to $1.1 million and $2.1 million for the same periods of 2009, due to lower interest rates and lower bank borrowings during the 2010 periods.
Noncash Impairment charge on securities available for sale
The noncash Impairment charge on securities available for sale recorded in the second quarter 2010 was $0.8 million. The securities available for sale relate to the Company’s KTM investment which had a fair value equal to the trading price of KTM shares on the Vienna stock exchange (19.00 Euros at June 30, 2010). The total fair value of these securities as of June 30, 2010 was $8.0 million which was below the Company’s cost basis for this investment at that time. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares was other than temporary and therefore recorded the unrealized non-cash impairment charge of $0.8 million in the income statement.
Other expense/income, net
Non-operating other expense/income was $2.3 million of expense in the second quarter of 2010 compared to $0.7 million of income for the same period in 2009. Year-to-date non-operating other expense/income was $2.5 million of expense compared to $0.7 million of income for the same period in 2009. The change for the quarter and year-to-date periods was primarily due foreign currency exchange rate movements and the resulting effects of foreign currency transactions related to the international subsidiaries.
Provision for income taxes
The income tax provision for the second quarter 2010 was recorded at a rate of 34.5 percent of pretax income compared to 34.4 percent of pretax income for the second quarter 2009. Year-to-date the income tax provision for 2010 was recorded at a rate of 35.3 percent of pretax income compared to 34.2 percent of pretax income for the 2009 year-to-date period. The higher income tax rate for the 2010 year-to-date period resulted from not providing for the federal research and development tax credit, which had not been extended by the U.S. Congress as of June 30, 2010.
Reported Net Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions except per share data)	2010	2009	Change	2010	2009	Change
Net Income	$25.6	$17.5	47%	$45.4	$25.9	75%
Diluted net income per share	$0.75	$0.53	42%	$1.34	$0.79	70%
Reported net income for the second quarter 2010 was $25.6 million, or $0.75 per diluted share, compared to $17.5 million or $0.53 per diluted share for the second quarter 2010. Year-to-date 2010 reported net income was $45.4 million, or $1.34 per diluted share, compared to $25.9 million or $0.79 per diluted share for the 2009 period. The increase for the 2010 second quarter and year-to-date periods is primarily due to higher sales volume and higher gross margins.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the second quarter ended June 30, 2010 of 34.2 million shares is four percent higher compared to the same period in 2009. For the year-to-date 2010 period, the weighted average diluted shares outstanding of 34.0 million shares is up four percent compared to the same period in 2009. The increase for both periods is due principally to the issuances of shares under employee compensation plans and the higher dilutive effect of stock options outstanding due to a higher stock price in 2010.
Cash Dividends
Polaris paid a $0.40 per share dividend on May 17, 2010 to shareholders of record on May 3, 2010. On July 22, 2010, the Polaris Board of Directors declared a regular cash dividend of $0.40 per share payable on or about August 16, 2010 to holders of record of such shares at the close of business on August 2, 2010.
Manufacturing Realignment:
During May 2010 the company announced that it was realigning its manufacturing operations. The realignment will consolidate manufacturing operations into existing facilities in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Mexico. The realignment will lead to the sale or closure of the Osceola, WI manufacturing operation by 2012. The Company expects to record pretax transition charges, including both exit costs and startup costs, to its income statement in the range of $20.0 million to $25.0 million and incur capital expenditures up to $35.0 million over the next few years related to the implementation of the manufacturing realignment. The Company expects to realize savings in excess of $30.0 million annually when the transition is completed. The exit costs and startup costs pertaining to the realignment for the full year 2010 are expected to be in the range of a total of $8.0 to $10.0 million. During the year-to-date period ended June 30, 2010, $1.0 million of exit costs and $1.0 million of startup costs were incurred, the vast majority of which are reflected in cost of sales on the income statement.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following chart summarizes the cash flows from operating, investing and financing activities for the six months ended June 30, 2010 ($ in millions):

	For the Six Months Ended June 30,
	2010	2009	Change
Total cash provided by (used for):
Operating activities	$57.0	$(8.7)	65.7
Investing activities	(11.7)	(14.9)	3.2
Financing activities	(19.3)	26.5	(45.8)

Increase/(Decrease) in cash and cash equivalents	$26.0	$2.9	$23.1

Net cash provided by operating activities totaled $57.0 million for the six months ended June 30, 2010, compared to $8.7 million of cash used in the same period of 2009. The $65.7 million increase in net cash provided by operating activities for the six months ended June 30, 2010 compared to the same period in 2009 is primarily due to a $19.5 million increase in net income and the following changes in working capital:
•	Trade receivables: Trade receivables were a use of cash totaling $6.2 million for the six months ended June 30, 2010 compared to a source of cash totaling $44.6 million in the same period of 2009. The decrease in cash provided of $50.8 million was due to the timing of collections of the trade receivables and higher international sales in the first six months of 2010 compared to the first six months of 2009.

•	Inventories: Inventories were a use of cash for the six months ended June 30, 2010 of $43.3 million compared to a source of cash of $2.7 million in the same period of 2009. The decrease in the net use of cash of $46.0 million was due to higher factory inventory levels to support higher sales volumes.

•	Accounts payable: Accounts payable were a source of cash totaling $26.4 million for the six months ended June 30, 2010 compared to a use of cash of $58.7 million in the same period of 2009. The decrease in cash used of $85.1 million resulted from the timing of payments made for accounts payable as production increased during the first six months of 2010 compared to the same period last year.

•	Accrued expenses: Accrued expenses were a use of cash for the six months ended June 30, 2010 totaling $4.7 million compared to cash used totaling $74.5 million in the same period of 2009. The decrease in the net cash used of $69.8 million resulted primarily from higher provisioning primarily for incentive compensation plans due in part to the improved profitability in the first six months of 2010.
Investing activities:
Net cash used for investing activities was $11.7 million for the six months ended June 30, 2010 compared to cash used of $14.9 million for the same period in 2009. The primary use of cash for the first six months of 2010 and 2009 was the investment of $20.9 million and $25.2 million, respectively, for the purchase of property and equipment, including new product tooling.
Financing activities:
Net cash used for financing activities was $19.3 million for the first six months of 2010 compared to $26.5 million of net cash provided from financing activities in the same period in 2009. The Company had no borrowings under the credit agreement in the first six months of 2010, and borrowed net cash of $50.0 million through the first six months of 2009. The Company paid cash dividends of $26.3 million and $25.0 million through the second quarter of 2010 and 2009, respectively. Common stock repurchased for the first six months of 2010 and 2009 totaled $27.4 million and $0.3 million, respectively.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.83 percent at June 30, 2010). At June 30, 2010, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 45 percent and 63 percent at June 30, 2010 and 2009, respectively.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap	Fixed Rate	Notional	Expiration
Entered into	(LIBOR)	Amount	Date
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on June 30, 2010 was a liability of $.4 million.
Additionally, at June 30, 2010, Polaris had letters of credit outstanding of $4.4 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million             shares of the Company’s common stock. Of that total, approximately 34.4 million shares have been repurchased cumulatively from 1996 through June 30, 2010. Polaris repurchased $27.4 million of stock related to employee stock plan exercises in the first six months of 2010. There were no open market share repurchases during the first six months of 2010. The Company has authorization from its Board of Directors to repurchase up to an additional 3.1 million shares of Polaris stock as of June 30, 2010; however, the Company will continue to take a prudent and conservative approach to the stock repurchase program in 2010 until more clarity emerges for the longer term economic outlook. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at June 30, 2010 was $31.9 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2010, the potential 15 percent aggregate repurchase obligation is approximately $89.3 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At June 30, 2010, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $425.4 million, a 26 percent decrease from $574.0 million at June 30, 2009. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label which makes available revolving consumer credit to customer of Polaris dealers for Polaris products. Polaris currently has no credit, interest rate or funding risk under the agreement and Polaris no longer receives any fee income. During the 2010 second quarter Polaris and HSBC extended the term of the agreement on similar terms to October 31, 2013.
Polaris owns approximately 0.34 million shares of KTM stock, representing less than 5 percent of KTM’s outstanding shares. The KTM investment has a fair value equal to the trading price of KTM shares on the Vienna stock exchange, (19.00 Euros as of June 30, 2010). The total fair value of these securities as of June 30, 2010 was $8.0 million. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of June 30, 2010 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $0.8 million. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $9.0 million.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.
During calendar year 2009, purchases totaling seven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the second quarter and year-to-date periods ended June 30, 2010 were negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2009. At June 30, 2010 Polaris had no Japanese yen foreign exchange hedging contracts in place. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the second half of 2010 when compared to the prior year period.
Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the second quarter and year-to-date periods ended June 30, 2010 when compared to the same periods in 2009. At June 30, 2010, Polaris had open Canadian dollar foreign exchange hedging contracts in place through 2010 with notional amounts totaling $95.8 million with an average exchange rate of approximately 0.97 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on sales and net income for the second half of 2010 when compared to the same period in the prior year.
Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly for its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the second quarter and year-to-date periods of 2010 when compared to the same periods in 2009. Polaris had no foreign exchange hedging contracts in place for the Euro, the Norwegian krone or the Swedish krona as of June 30, 2010. Polaris had open Australian Dollar foreign exchange hedging contracts in place through December 2010 with notional amounts totaling $2.0 million with an average exchange rate of approximately .88 U.S. dollar to the Australian Dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the exchange rates for other foreign currencies will have a slightly negative impact on sales and net income for the remainder of 2010 when compared to the same periods in the prior year.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2010, there were derivative contracts in place to hedge a portion of the Company’s aluminum exposures through June 2011 and diesel fuel exposures through December 2010. Based on Polaris’ current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on the gross margins for the remainder of 2010 when compared to the same periods in the prior year.
Adoption of New Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of its critical accounting policies.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. ASU 2009-17 was effective for the Company beginning with its quarter ended March 31, 2010. The impact of adopting the new guidance was not material to the Company.
In December 2009, the FASB issued ASC Topic 860, Transfers and Servicing: Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). ASC 860 provides guidance on how to account for transfers of financial assets including establishing conditions for reporting transfers of a portion of a financial asset as opposed to an entire asset and requires enhanced disclosures about a transferor’s continuing involvement with transfers. The impact of adoption of this topic was not material to the Company.
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

The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The Company has included the additional disclosure required by ASU 2010-06 in its footnotes for the quarters beginning with the 2010 first quarter.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” including but not limited to the Company’s expectations regarding its manufacturing realignment, the Company’s expectations regarding its share repurchase program, management’s belief in the sufficiency of existing liquidity to fund future obligations, the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic reports. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; effects of the KTM relationship and related agreements; commodity and transportation costs; implementation of manufacturing realignment initiatives, environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.
Item 4
CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     As we reported in our quarterly report for first quarter 2010, on November 13, 2009, Erik Braswell and Josh Alexander (“Plaintiffs”) sued Polaris in Colorado State District Court in Garfield County, Colorado for breach of warranty and other claims of certain of our snowmobile products and seek certification of a class. Plaintiffs were seeking consequential and incidental damages, a refund of their purchase price, attorneys’ fees, and other legal and equitable relief. Please refer to our Form 10-Q for first quarter 2010 for details of the proceeding. On April 20, 2010, Polaris and Plaintiffs reached a Confidential Settlement Agreement and Release on confidential terms that are acceptable to all parties. The action was dismissed with prejudice pursuant to the terms of the Confidential Settlement Agreement and Release on April 27, 2010. No class was or will be certified in connection with the settlement, and the terms of the settlement will not have a material impact on Polaris’ financial status.
Item 1A — Risk Factors
In addition to the risk factor set forth below and the other information set forth in this report, please consider the factors discussed in “Part I, Item 1A. Risk Factors” in Polaris’ fiscal year 2009 Annual Report filed on Form 10-K, which could materially affect the Company’s business, financial condition, or future results.
The Company may encounter difficulties in the manufacturing realignment initiatives, which could adversely affect its operating results or financial condition.
Polaris announced its plans to realign its operations footprint by creating manufacturing centers of excellence to enhance its Roseau, Minnesota and Spirit Lake, Iowa production facilities and establish a new facility in Mexico. The realignment will lead to the eventual sale or closure of our Osceola, Wisconsin facility over time. There are significant risks inherent in the realignment initiatives. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not fully materialize. As disclosed in this report, Polaris is incurring substantial costs in connection with the realignment efforts, including severance obligations, moving costs, advisor fees and lease obligations. Even though Polaris anticipates that the realignment will ultimately result in reduced transportation and logistical expenses and increased operational efficiencies, the Company gives no assurance that it will be successful in implementing the realignment efforts. Other risks and uncertainties in connection with the realignment initiatives include, but are not limited to, failing to ensure that there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production location; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production. In the event the manufacturing realignment initiatives are not successfully implemented, Polaris may not recoup its investment, and it could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on its results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
April 1 — 30, 2010	0	0	0	3,124,000
May 1 — 31, 2010	4,000	57.70	4,000	3,120,000
June 1 — 30, 2010	0	0	0	3,120,000

Total	4,000	57.70	4,000	3,120,000

(1)	Polaris’ Board of Directors has approved the repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock pursuant to the share repurchase program (the “Program”) of which 34.4 million shares have been repurchased through June 30, 2010. This Program does not have an expiration date.
Item 6 — Exhibits

Exhibit 3	—	Polaris Industries Inc. Bylaws as Amended and Rested on April 29, 2010

Exhibit 4	—	Amended and Restated Rights Agreement Dated April 29, 2010 between the Company and Wells Fargo Bank, National Association, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.

Exhibit 31.a	—	Certification of Chief Executive Officer — Section 302

Exhibit 31.b	—	Certification of Chief Financial Officer — Section 302

Exhibit 32.a	—	Certification of Chief Executive Officer — Section 906

Exhibit 32.b	—	Certification of Chief Financial Officer — Section 906

Exhibit 101	—	The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: August 5, 2010	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)