Form 10-Q
period 2010-09-30
POLARIS INDUSTRIES INC/MN
filed 2010-11-05
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of October 29, 2010, 33,889,671 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2010

Part 1 FINANCIAL INFORMATION

Item 1	— Consolidated Financial Statements
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010
(In Thousands)	(Unaudited)	December 31, 2009

Assets
Current Assets:
Cash and cash equivalents	$264,511	$140,240
Trade receivables, net	98,151	90,405
Inventories, net	279,778	179,315
Prepaid expenses and other	17,443	20,638
Deferred tax assets	68,696	60,902

Total current assets	728,579	491,500
Property and equipment, net	180,936	194,416
Investments in finance affiliate	33,479	41,332
Investments in manufacturing affiliates	1,183	10,536
Goodwill and intangible assets, net	27,880	25,869

Total Assets	$972,057	$763,653

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$138,044	$75,657
Accrued expenses:
Compensation	92,382	55,313
Warranties	29,602	25,520
Sales promotions and incentives	83,420	67,055
Dealer holdback	55,029	72,229
Other	50,463	38,748
Income taxes payable	4,559	6,702
Current liabilities of discontinued operations	1,850	1,850

Total current liabilities	455,349	343,074
Long term income taxes payable	4,045	4,988
Deferred income taxes	14,748	11,050
Borrowings under credit agreement	200,000	200,000

Total liabilities	674,142	559,112

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 33,564 and 32,648 shares issued and outstanding	$336	$326
Additional paid-in capital	50,132	9,992
Retained earnings	241,459	191,399
Accumulated other comprehensive income, net	5,988	2,824

Total shareholders’ equity	297,915	204,541

Total Liabilities and Shareholders’ Equity	$972,057	$763,653

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Sales	$580,082	$436,197	$1,372,697	$1,094,117
Cost of Sales	429,383	331,286	1,014,000	829,508

Gross profit	150,699	104,911	358,697	264,609
Operating expenses
Selling and marketing	38,118	27,338	102,380	83,368
Research and development	22,257	15,305	59,507	47,127
General and administrative	26,764	20,545	66,872	50,899

Total operating expenses	87,139	63,188	228,759	181,394
Income from financial services	4,136	3,922	12,637	12,292

Operating Income	67,696	45,645	142,575	95,507
Non-operating Expense (Income):
Interest expense	721	1,059	2,149	3,205
(Gain) loss on securities available for sale	(1,594)	—	(825)	8,952
Other expense (income), net	(1,482)	(1,322)	1,016	(2,002)

Income before income taxes	70,051	45,908	140,235	85,352
Provision for Income Taxes	22,830	14,737	47,619	28,245

Net Income	$47,221	$31,171	$92,616	$57,107

Basic Net Income per share	$1.41	$0.96	$2.79	$1.76

Diluted Net Income per share	$1.37	$0.94	$2.71	$1.73

Weighted average shares outstanding:
Basic	33,405	32,423	33,243	32,357
Diluted	34,377	33,244	34,125	32,931
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For Nine months
	Ended September 30,
	2010	2009
Operating Activities:
Net income	$92,616	$57,107
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on securities available for sale	(825)	8,952
Depreciation and amortization	49,616	46,650
Noncash compensation	13,460	7,388
Noncash income from financial services	(3,313)	(2,976)
Noncash loss from manufacturing affiliates	1,203	306
Deferred income taxes	(4,423)	(6,212)
Changes in current operating items:
Trade receivables	(7,745)	10,524
Inventories	(100,463)	1,476
Accounts payable	62,387	(6,190)
Accrued expenses	52,031	(34,977)
Income taxes payable	(3,086)	18,459
Prepaid expenses and others, net	5,455	1,946

Net cash provided by operating activities	156,913	102,453
Investing Activities:
Purchase of property and equipment	(35,040)	(35,214)
Investments in finance affiliate, net	11,166	13,694
Proceeds from sale of securities available for sale	9,601	—
Acquisition of business, net of cash acquired	(2,500)	—

Net cash used for investing activities	(16,773)	(21,520)
Financing Activities:
Borrowings under credit agreement	—	364,000
Repayments under credit agreement	—	(364,000)
Repurchase and retirement of common shares	(27,486)	(400)
Cash dividends to shareholders	(39,538)	(37,574)
Tax effect of proceeds from stock based compensation exercises	7,502	(336)
Proceeds from stock issuances under employee plans	43,653	3,013

Net cash used for financing activities	(15,869)	(35,297)

Net increase in cash and cash equivalents	124,271	45,636
Cash and cash equivalents at beginning of period	140,240	27,127

Cash and cash equivalents at end of period	$264,511	$72,763

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
The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Accrued warranty reserve, beginning	$24,661	$25,372	$25,520	$28,631
Additions charged to expense	11,689	10,711	32,567	28,861
Warranty claims paid	(6,748)	(7,877)	(28,485)	(29,286)

Accrued warranty reserve, ending	$29,602	$28,206	$29,602	$28,206

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

Total share-based compensation expenses are as follows (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Option plan	$1,424	$1,304	$3,993	$3,470
Other share-based awards	16,305	4,124	33,755	8,704

Total share-based compensation before tax	17,729	5,428	37,748	12,174
Tax benefit	6,883	2,097	14,742	4,697

Total share-based compensation expense included in net income	$10,846	$3,331	$23,006	$7,477

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2010 there was $20,501,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.79 years. Included in unrecognized share-based compensation is $17,673,000 related to stock options and $2,828,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2010	December 31, 2009
Raw materials and purchased components	$48,230	$19,777
Service parts, garments and accessories	61,277	58,556
Finished goods	187,401	116,575
Less: reserves	(17,130)	(15,593)

Inventories, net	$279,778	$179,315

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.75 percent at September 30, 2010).
As of September 30, 2010, total borrowings under the bank arrangement were $200,000,000 and have been classified as long-term in the accompanying consolidated balance sheets.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on September 30, 2010 was a liability of $253,000.
NOTE 5. Investment in Finance Affiliate and Financial Services
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at September 30, 2010, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $502,656,000 which includes $163,986,000 in the Polaris Acceptance portfolio and $338,670,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2010, the potential 15 percent aggregate repurchase obligation is approximately $89,252,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at September 30, 2010 of $33,479,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheet. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income.
In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank USA (“HSBC”) under which HSBC manages the Polaris private label revolving credit card program under the StarCard label which makes available revolving consumer credit to customers of Polaris dealers for Polaris products. Polaris currently has no credit, interest rate or funding risk under the agreement and Polaris no longer receives any fee income. During the 2010 second quarter Polaris and HSBC extended the term of the agreement on similar terms to October 31, 2013.
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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products. At September 30, 2010, Polaris had a 40 percent ownership interest in Robin. In the third quarter of 2010, the Company sold its remaining equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”) which manufactures off-road and on-road motorcycles, for $9,601,000 and recorded a net gain on securities available for sale of $1,594,000. Prior to the sale of the KTM investment, the Company owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of June 30, 2010 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $769,000. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $8,952,000.
NOTE 7. Shareholders’ Equity
During the first nine months of 2010, Polaris paid $27,486,000 to repurchase and retire approximately 601,000 shares of its common stock related to employee stock plan exercises. During the first nine months of 2009, Polaris paid $400,000 to repurchase and retire approximately 16,000 shares of its common stock related to employee stock plan exercises. There were no open market share repurchases during the first nine months of 2010 or 2009. As of September 30, 2010, the Company has authorization from its Board of Directors to repurchase up to an additional 3,119,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.40 per share on August 16, 2010 to holders of record on August 2, 2010.
On October 21, 2010, the Polaris Board of Directors declared a regular cash dividend of $0.40 per share payable on or about November 15, 2010 to holders of record of such shares at the close of business on November 1, 2010.
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

     A reconciliation of these amounts is as follows (in thousands):

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	33,126	32,260	32,943	32,208
Director Plan and Deferred stock units	156	163	164	149
ESOP	123	—	136	—

Common shares outstanding — basic	33,405	32,423	33,243	32,357
Dilutive effect of Restricted Plan and Omnibus Plan	68	287	64	265
Dilutive effect of Option Plans and Omnibus Plan	904	534	818	309

Common and potential common shares outstanding — diluted	34,377	33,244	34,125	32,931

During the third quarter and year-to-date periods ended September 30, 2010, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 369,000 and 618,000, respectively, compared to 2,860,000 and 2,754,000, respectively, for the same periods in 2009.
Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and the deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$47,221	$31,171	$92,616	$57,107
Other comprehensive income:
Foreign currency translation adjustments, net of tax	6,667	7,532	2,356	6,057
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax	(387)	—	382	6,675
Unrealized loss on available for sale securities, net of tax	387	447	—	24
Unrealized gain on derivative instruments, net of tax	(3,335)	(2,207)	426	(1,763)

Comprehensive income	$50,553	$36,943	$95,780	$68,100

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Available for	Cash flow	Accumulated other
	Foreign	sale equity	hedging	comprehensive
	currency items	securities	derivatives	income (loss)
Balance at December 31, 2009	$3,861	$(382)	$(655)	$2,824
Reclassification to the income statement	—	382	(1,980)	(1,598)
Change in fair value, net of tax	2,356	—	2,406	4,762

Balance at September 30, 2010	$6,217	$—	$(229)	$5,988

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
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At September 30, 2010, Polaris had the following open contracts (in thousands):

	Notional Amounts	Unrealized Net
Foreign Currency	(in US Dollars)	Gain/(loss)
Australian Dollar	$6,290	$(313)
Canadian Dollar	46,514	387
Swedish Krona	2,920	(188)

Total	$55,724	$(114)

These contracts, with maturities through December 2011, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income, net in Shareholders’ Equity. The Company had no open Euro or other foreign currency derivative contracts in place at September 30, 2010.
Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2010 and 2011. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of September 30, 2010 (in thousands):

	Fair Value -	Fair Value -	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments
Interest rate contracts (1)	—	$(253)	$(253)
Foreign exchange contracts (2)	671	(785)	(114)

Total derivatives designated as hedging instruments	$671	$(1,038)	$(367)

Commodity contracts (2)	$2,144	$(26)	$2,118

Total derivatives not designated as hedging instruments	$2,144	$(26)	$2,118

Total Derivatives	$2,815	$(1,064)	$1,751

(1)	Included in “Current Liabilities: Other” on the Company’s consolidated balance sheet.

(2)	Assets are included in “Prepaid expenses and other” and liabilities are included in “Current Liabilities: Other” on the Company’s consolidated balance sheet.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income, net and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in the accumulated other comprehensive income, net for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months		For the Nine months
Derivatives in Cash Flow	Ended September 30,		Ended September 30,
Hedging Relationships	2010	2009	2010	2009
Interest rate contracts	$101	$96	$279	$351
Foreign currency contracts	(3,436)	(2,303)	147	(2,114)

Total	$(3,335)	$(2,207)	$426	$(1,763)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Location of Gain (Loss)	For the Three Months		For the Nine months
Derivatives in Cash Flow	Reclassified from Accumulated OCI	Ended September 30,		Ended September 30,
Hedging Relationships	Into Income	2010	2009	2010	2009
Interest rate contracts	Interest expense	$(278)	$(447)	$(866)	$(1,179)
Foreign currency contracts	Other expense (income) net	(1,695)	129	(1,138)	498
Foreign currency contracts	Cost of Sales	—	22	24	(94)

Total		$(1,973)	$(296)	$(1,980)	$(775)

The net amount of the existing gains or losses at September 30, 2010 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three and nine months ended September 30, 2010.
The Company recognized a gain of $1,071,000 and a loss of $1,367,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and nine month periods ended September 30, 2010, respectively, versus gains of $1,563,000 and $2,698,000 for the three and nine month periods ended September 30, 2009.
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

The Company utilized the market approach to measure fair value for its investment in KTM and non-qualified deferred compensation assets, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs such as quotations from third parties, to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 9 for additional details). Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2010
Asset (Liability)	Total	Level 1	Level 2	Level 3

Non-qualified deferred compensation assets	1,858	1,858	—	—
Interest rate swap agreements	(253)	—	(253)	—
Foreign exchange contracts, net	(114)	—	(114)	—
Commodity contracts, net	2,118	—	2,118	—

Total	$3,609	$1,858	$1,751	$—

The carrying value of cash, trade receivables and borrowings under the credit agreement approximates fair value.
NOTE 11. Manufacturing Realignment
In May 2010, the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Monterrey, Mexico. The realignment will lead to the sale or closure of the Osceola, WI manufacturing operations by 2012. The Company expects to record transition charges, including both exit costs and startup costs, over the next few years. The exit costs pertaining to the manufacturing realignment are expected to total approximately $10,000,000 over that time period. The exit costs are classified within cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

		Amount Incurred
	Total Amount	during the Three	Cumulative Amounts
	Expected to be	Months Ended	Incurred through
	Incurred	September 30, 2010	September 30, 2010

Termination benefits	$7,500	$2,354	$3,351
Other associated costs	2,500	—	—

Total Exit Costs	$10,000	$2,354	$3,351

Utilization of components of the accrued exit costs during the three months ended September 30, 2010 is as follows (in thousands):

		Amount provided for	Amount Utilized for
	Balance June	the Three Months	the Three Months	Balance
	30, 2010	Ended September 30, 2010	Ended September 30, 2010	September 30, 2010
Termination benefits	$997	$2,354	$—	$3,351
Other associated costs	—	—	—	—

Total Exit Costs	$997	$2,354	$—	$3,351

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive-Level Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation (“Polaris” or the “Company”), for the quarter and year-to-date periods ended September 30, 2010. Due to the seasonality of the snowmobile; off-road vehicle (“ORV”), which includes all terrain vehicles (“ATV”) and side-by-side vehicles; on-road vehicles, which is primarily comprised of motorcycles; and parts, garments and accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the third quarter ended September 30, 2010, Polaris reported net income of $47.2 million, or $1.37 per diluted share. By comparison, 2009 third quarter net income was $31.2 million or $0.94 per diluted share. Sales for the third quarter 2010 totaled $580.1 million, an increase of 33 percent from third quarter 2009 sales of $436.2 million. The momentum experienced during the first half of 2010 accelerated during the third quarter, as Polaris saw continued market share gains, retail sales growth and margin expansion. The Company’s product innovation and successful execution remain the driving forces behind strong operational and financial performance. For the year-to-date period ended September 30, 2010, Polaris reported net income of $92.6 million, or $2.71 per diluted share, compared to net income of $57.1 million, or $1.73 per diluted share for the same period last year. Sales for the 2010 year-to-date period totaled $1,372.7 million, an increase of 25 percent from sales of $1,094.1 million during the same period last year.
During the quarter the Company began construction of its manufacturing facility in Monterrey, Mexico. The manufacturing realignment project, which includes the construction of the new manufacturing facility, remains on schedule. During the 2010 third quarter, $2.4 million of exit costs and $1.4 million of startup costs were incurred, which are reflected primarily in cost of sales on the income statement. The anticipated exit costs and startup costs pertaining to the manufacturing realignment project for the full year 2010 have increased slightly and are now expected to be in the range of a total of $11 to $12 million.
Results of Operations
Sales:
Sales were $580.1 million in the third quarter 2010, a 33 percent increase from $436.2 million in sales for the same period in 2009. Sales for the year-to-date period ended September 30, 2010 were $1,372.7 million, a 25 percent increase from $1,094.1 million in sales for the same period in 2009.
The following table is an analysis of the percentage change in total Company sales for the 2010 third quarter and year-to-date periods compared to the same periods of 2009:

	Percent Change in Total Company Sales Compared
	to 2009 periods
	Three Months Ended	Nine months Ended
	September 30, 2010	September 30, 2010
Volume	29%	19%
Product mix and price	3%	4%
Currency	1%	2%

Total	33%	25%

Volume for the 2010 third quarter and year-to-date periods increased 29 percent and 19 percent, respectively, compared to the same periods last year, as the Company shipped significantly more ORVs and Victory motorcycles to dealers given the strength in consumer retail sales for Polaris in North America and internationally. Volume for the quarter and year-to-date period increased inspite of a 25 percent decline in North American dealer inventory levels at Sepember 30, 2010 compared to September 30, 2009. Dealer inventory levels are down due to the continued weak industry retail sales environment resulting in dealers remaining more conservative in placing product orders and the ongoing transition of dealers to the expanded Max Velocity Program (“MVP”) go-to-market process. The MVP ordering process negatively impacts volumes in the short-term during the transition period relative to a non-MVP ordering process because dealers are placing smaller, more frequent orders effectively lowering their inventory levels. During the 2010 third quarter the Company expanded the MVP go-to-market model from 50 percent of North American ORV dealers to 100 percent of North American ORV dealers. Product mix and price increased for the third quarter and year-to-date periods in 2010 compared to the same periods in 2009 primarily due to the positive effect of a greater number of higher priced side-by-side vehicles sold to dealers relative to the Company’s other businesses, and select selling price increases on several of the new model year 2011 products. Favorable movements in currency rates for both the 2010 third quarter and year-to-date periods increased sales one percent and two percent, respectively, compared to the same periods in 2009 due to the change in the currency rates and their effect on the Company’s Canadian and other foreign subsidiaries when translated to U.S. dollars.
Total Company sales by product line are as follows:

	Three Months Ended September 30,					Nine months Ended September 30,
		Percent		Percent	Dollar		Percent		Percent	Dollar
		of Total		of Total	Percent		of Total		of Total	Percent
(in millions)	2010	Sales	2009	Sales	Change	2010	Sales	2009	Sales	Change
Off-Road Vehicles	$389.4	68%	$261.1	60%	49%	$981.8	72%	$738.3	67%	33%
Snowmobile	77.3	13%	82.2	19%	-6%	84.8	6%	97.8	9%	-13%
Victory Motorcycles	20.1	3%	9.4	2%	116%	61.0	4%	33.7	3%	81%
PG&A	93.3	16%	83.5	19%	12%	245.1	18%	224.3	21%	9%

Total Sales	$580.1	100%	$436.2	100%	33%	$1,372.7	100%	$1,094.1	100%	25%

Off-Road vehicles (“ORV’) sales during the third quarter 2010, which includes sales of both ATVs (all-terrain vehicles) and RANGER™ side-by-side vehicles, increased 49 percent to $389.4 million from the third quarter 2009. Year-to-date 2010 ORV sales increased 33 percent from the same period in 2009 to a total of $981.8 million. This increase reflects significant market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings and the success of the Max Velocity Program (“MVP”) retail go-to-market process. The MVP program was made available to all North American dealers beginning in the 2010 third quarter. During the third quarter, the Company began shipping several new model year 2011 ATVs and RANGER side-by-side vehicles including a mid-sized RANGER with increased power, a 4-person mid-sized RANGER Crew and a RANGER with the Company’s first 24 horsepower diesel engine. In addition, shipments to Bobcat Company of the differentiated sourced utility vehicle, which began shipping in the second quarter of 2010, accelerated in the 2010 third quarter. Polaris’ North American retail sales to consumers for ORVs increased approximately 20 percent for the 2010 third quarter from the third quarter last year, with side-by-side vehicle retail sales increasing significantly and ATV retail sales up in the mid-single digit percent range. North American dealer inventories of ORVs declined 30 percent during the third quarter compared to 2009 third quarter levels. During the third quarter of 2010 the number of ORV units shipped to dealers approximated the number of units retailed from dealers to consumers in North America. As the Company had done for the past four years, during the 2009 third quarter Polaris shipped significantly fewer ORV units to dealers than what was retailed from dealers to consumers in North America. For the third quarter ended September 30, 2010, the average ORV per unit sales price increased two percent over last year’s comparable period primarily as a result of the increased sales of the higher priced RANGER models and the impact of currency movements.
Snowmobile sales totaled $77.3 million for the 2010 third quarter compared to $82.2 million for the third quarter of 2009. The third quarter decrease reflects the timing impact of a modest delay in shipments of snowmobiles closer to expected consumer demand in the winter season compared to the same period last year. For the year-to-date 2010 period, snowmobile sales were $84.8 million, a 13 percent decrease compared to the same period last year. For the full year 2010, the Company expects snowmobile sales to be approximately equal to the full year 2009. The average snowmobile per unit sales price for the third quarter of 2010 increased two percent compared to the same period last year primarily due to the mix of snowmobiles sold during the quarter.
Sales of the On-road division, which primarily consists of Victory motorcycles, increased 116 percent to $20.1 million during the third quarter of 2010 when compared to the same period in 2009. Year-to-date 2010 On-road sales increased 81 percent compared to the comparable period of 2009, to a total of $61.0 million. The North American heavyweight cruiser and touring motorcycle industry remained weak during the quarter, but Victory continued to benefit from the actions implemented over the past year to improve the Victory business. North American Victory motorcycle retail sales to consumers increased more than 50 percent during the 2010 third quarter compared to the third quarter last year, resulting in market share gains and retail sales growth for the fourth consecutive quarter. The increased demand reflects the acceptance of the new model year 2010/2011 motorcycles, particularly the new Cross Country™ and Cross Roads™ touring models. North American dealer inventory of Victory motorcycles declined 32 percent in the 2010 third quarter compared to 2009 third quarter levels. The sale of Victory motorcycles in markets outside of North America also continues to increase, with sales up over 100 percent for the quarter compared to the same period last year. The average per unit sales price for Victory motorcycles in the 2010 third quarter was up significantly when compared to the same period in 2009 due to lower sales promotion and incentive cost in the 2010 period.
PG&A sales increased 12 percent and nine percent, respectively, during the 2010 third quarter and year-to-date periods to $93.3 million and $245.1 million, respectively, compared to the same periods of last year. The increase for the 2010 third quarter and year-to-date periods was driven primarily by increased RANGER side-by-side vehicle and Victory motorcycle related PG&A sales.
Sales by geographic region for the third quarter and year-to-date periods were as follows:

	Three Months Ended September 30,					Nine months Ended September 30,
		Percent		Percent			Percent		Percent
		of		of	Dollar		of		of	Dollar
		Total		Total	Percent		Total		Total	Percent
($ in millions)	2010	Sales	2009	Sales	Change	2010	Sales	2009	Sales	Change
United States	$429.2	74%	$295.7	68%	45%	$968.8	70%	$751.1	69%	29%
Canada	89.5	15%	81.2	19%	10%	189.9	14%	171.6	16%	11%
Other foreign countries	61.4	11%	59.3	13%	4%	214.0	16%	171.4	15%	25%

Total Sales	$580.1	100%	$436.2	100%	33%	$1,372.7	100%	$1,094.1	100%	25%

Significant regional trends were as follows:

United States:
Net sales in the United States for the third quarter 2010 increased 45 percent compared to the third quarter of 2009. Net sales in the United States during the nine months ended September 30, 2010 increased 29 percent compared to the same period in 2009. Increases in shipments for ORV vehicles and Victory motorcycles were the primary reasons for the increase in the 2010 third quarter and year-to-date periods. The United States represented 74 percent and 70 percent of total Company sales, respectively, in the 2010 third quarter and year-to-date periods compared to 68 percent and 69 percent, respectively, in the same periods in 2009.
Canada:
Canadian sales increased ten percent for the 2010 third quarter with favorable currency rates accounting for a five percent increase in sales. Increased shipments during the quarter, primarily ORV products, accounted for the remainder of the increase in sales. Year-to-date, sales increased eleven percent compared to the same period last year resulting primarily from favorable currency rates.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased four percent and 25 percent for the 2010 third quarter and year-to-date periods, respectively, as compared to the same periods in 2009. Currency rates had a negative one percent impact on the 2010 third quarter sales compared to the same period last year. For the year-to-date period, currency rates accounted for three percent of the change with the remainder of the increase driven by volume increases for ORVs and Victory motorcycles.

Gross profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended			Nine months Ended
	September 30,			September 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Gross profit dollars	$150.7	$104.9	44%	$358.7	$264.6	36%

Percentage of sales	26.0%	24.1%	+190 basis points	26.1%	24.2%	+190 basis points
Gross profit, as a percentage of sales, was 26.0 percent for the third quarter of 2010 and 26.1 percent for the year-to-date period, which represented an increase of 190 basis points from the same periods last year. Gross profit dollars increased 44 percent and 36 percent to $150.7 million and $358.7 million for the 2010 third quarter and year-to-date periods compared to the same periods in 2009, respectively. The increases in gross profit dollars and the gross profit margin percentage in the 2010 third quarter and year-to-date periods resulted primarily from continued product cost reduction efforts, production volume increases, and favorable pricing and foreign currency movements compared to the third quarter and year-to-date periods last year. These increases were partially offset by manufacturing realignment costs, an increase in commodity costs and higher sales promotion costs.
Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended			Nine months Ended
	September 30,			September 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Selling and marketing	$38.1	$27.3	40%	$102.4	$83.4	23%
Research and development	22.2	15.3	45%	59.5	47.1	26%
General and administrative	26.8	20.6	30%	66.9	50.9	31%

Total operating expenses	$87.1	$63.2	38%	$228.8	$181.4	26%

Percentage of sales	15.0%	14.5%	+50 basis points	16.7%	16.6%	+10 basis points
Operating expenses for the 2010 third quarter and year-to-date periods increased 38 percent and 26 percent to $87.1 million and $228.8 million, respectively, compared to $63.2 million and $181.4 million for the same periods in 2009. Operating expenses in absolute dollars for the third quarter 2010 increased primarily due to higher incentive compensation plan expenses due to higher expected profitability for 2010 compared to 2009 and the higher stock price. Operating expenses as a percentage of sales increased to 15.0 percent and 16.7 percent for the 2010 third quarter and year to date periods, respectively, a 50 basis point increase and 10 basis point increase from the same periods in 2009 due to increased incentive compensation plan costs and added costs related to the Company’s growth initiatives during the 2010 third quarter and year-to-date periods.
Income from financial services:

	Three Months Ended			Nine months Ended
	September 30,			September 30,
($ in millions)	2010	2009	Change	2010	2009	Change

Income from financial services	$4.1	$3.9	5%	$12.6	$12.3	2%

Percentage of sales	0.7%	0.9%	- 20 basis points	0.9%	1.1%	-20 basis points
Income from financial services increased five percent to $4.1 million in the 2010 third quarter compared to $3.9 million in the 2009 third quarter. Income from financial services increased two percent to $12.6 million for the nine months ended September 30, 2010 from $12.3 million for the same period of 2009. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Interest expense
Interest expense decreased to $0.7 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, compared to $1.1 million and $3.2 million for the same periods of 2009, due to lower interest rates and lower bank borrowings during the 2010 periods.
Gain/Loss on securities available for sale
The gain on securities available for sale recorded in the third quarter 2010 was $1.6 million resulting from the sale of the Company’s remaining investment in KTM during the quarter. For the nine months ended September 30, 2010, the gain is offset by a non-cash impairment charge of $0.8 million recorded in the 2010 second quarter. In the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $9.0 million.
Other expense/income, net
Non-operating other income was $1.5 million in the third quarter of 2010 compared to $1.3 million of income for the same period in 2009. Year-to-date non-operating other expense/income was $1.0 million of expense compared to $2.0 million of income for the same period in 2009. The change for the quarter and year-to-date periods was primarily due foreign currency exchange rate movements and the resulting effects of foreign currency transactions related to the international subsidiaries.
Provision for income taxes
The income tax provision for the third quarter 2010 was recorded at a rate of 32.6 percent of pretax income compared to 32.1 percent of pretax income for the third quarter 2009. Year-to-date the income tax provision for 2010 was recorded at a rate of 34.0 percent of pretax income compared to 33.1 percent of pretax income for the 2009 year-to-date period. The higher income tax rate for the 2010 periods resulted from not providing for the federal research and development tax credit, which had not been extended by the U.S. Congress as of September 30, 2010.
Reported Net Income

	Three Months Ended			Nine months Ended
	September 30,			September 30,
($ in millions except per share data)	2010	2009	Change	2010	2009	Change
Net Income	$47.2	$31.2	51%	$92.6	$57.1	62%
Diluted net income per share	$1.37	$0.94	46%	$2.71	$1.73	57%
Reported net income for the third quarter 2010 was $47.2 million, or $1.37 per diluted share, compared to $31.2 million or $0.94 per diluted share for the third quarter 2009. Year-to-date 2010 reported net income was $92.6 million, or $2.71 per diluted share, compared to $57.1 million or $1.73 per diluted share for the 2009 period. The increase for the 2010 third quarter and year-to-date periods is primarily due to higher sales volume and higher gross margins.
Weighted Average Shares Outstanding
The weighted average diluted shares outstanding for the third quarter ended September 30, 2010 of 34.4 million shares is three percent higher compared to the same period in 2009. For the year-to-date 2010 period, the weighted average diluted shares outstanding of 34.1 million shares is up four percent compared to the same period in 2009. The increase for both periods is due principally to no open market share repurchases under our stock repurchase program, the issuances of shares under employee compensation plans and the higher dilutive effect of stock options outstanding due to a higher stock price in 2010.
Cash Dividends
Polaris paid a $0.40 per share dividend on August 16, 2010 to shareholders of record on August 2, 2010. On October 21, 2010, the Polaris Board of Directors declared a regular cash dividend of $0.40 per share payable on or about November 15, 2010 to holders of record of such shares at the close of business on November 1, 2010.

Manufacturing Realignment:
During May 2010 the Company announced that it was realigning its manufacturing operations. The manufacturing realignment will consolidate manufacturing operations into existing facilities in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Monterrey, Mexico. The Company began construction of the new Monterrey facility in the 2010 third quarter. The manufacturing realignment project will lead to the sale or closure of the Osceola, WI manufacturing operation by 2012. The Company expects to record pretax transition charges, including both exit costs and startup costs, to its income statement in the range of $22.0 million to $25.0 million and incur capital expenditures of approximately $35.0 million over the next few years related to the implementation of the manufacturing realignment project. The Company expects to realize savings in excess of $30.0 million annually when the transition is completed. The exit costs and startup costs pertaining to the manufacturing realignment project for the full year 2010 are expected to be in the range of a total of $11.0 to $12.0 million. During the year-to-date period ended September 30, 2010, $3.4 million of exit costs and $2.4 million of startup costs were incurred, which are reflected principally in Cost of Sales on the consolidated statement of income.
Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following chart summarizes the cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 ($ in millions):

	For the Nine months Ended September 30,
	2010	2009	Change
Net cash provided by (used for):
Operating activities	$156.9	$102.4	$54.5
Investing activities	(16.8)	(21.5)	4.7
Financing activities	(15.8)	(35.3)	19.5

Increase in cash and cash equivalents	$124.3	$45.6	$78.7

Operating activities:
For the year-to-date period ended September 30, 2010, Polaris generated net cash from operating activities of $156.9 million compared to net cash from operating activities of $102.4 million in the same period of 2009, an increase of 53 percent. The $54.5 million increase in net cash provided by operating activities for the 2010 year-to-date period compared to the same period in 2009 was primarily due to an increase in net income for the first nine months in 2010 and a $10.4 million lower investment in working capital. This lower working capital investment resulted from higher accounts payable and accrued expenses totalling $114.4 million mostly offset by an increased investment in inventory of $100.5 million based on the higher demand for the Company’s products, which has resulted in a 25 percent increase in total sales. The Company used the cash flow generated from operations in the 2010 year-to-date period to fund investing and financing activities as well as to increase cash and cash equivalents by $124.3 million compared to the same period last year.
Investing activities:
Net cash used for investing activities was $16.8 million for the nine months ended September 30, 2010 compared to cash used of $21.5 million for the same period in 2009. The primary use of cash for the first nine months of 2010 and 2009 was the investment of $35.0 million and $35.2 million, respectively, for the purchase of property and equipment, including new product tooling. During 2010, $9.6 million of proceeds were generated from the sale of the Company’s remaining investment in KTM.

Financing activities:
Net cash used for financing activities was $15.8 million for the first nine months of 2010 compared to $35.3 million in the same period in 2009. The Company paid cash dividends of $39.5 million and $37.6 million through the third quarter of 2010 and 2009, respectively. Common stock repurchased for the first nine months of 2010 and 2009 totaled $27.5 million and $0.4 million, respectively.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured bank variable interest rate lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.75 percent at September 30, 2010). At September 30, 2010, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 40 percent and 53 percent at September 30, 2010 and 2009, respectively.
Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap	Fixed Rate	Notional	Expiration
Entered into	(LIBOR)	Amount	Date
2008	2.69%	$25,000,000	October 2010
2009	1.34%	$25,000,000	April 2011
2009	0.64%	$25,000,000	October 2010
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on September 30, 2010 was a liability of $0.3 million.
Additionally, at September 30, 2010, Polaris had letters of credit outstanding of $7.3 million related to purchase obligations for raw materials.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 34.4 million shares have been repurchased cumulatively from 1996 through September 30, 2010. Polaris repurchased $27.5 million of stock related to employee stock plan exercises in the first nine months of 2010. There were no open market share repurchases during the first nine months of 2010. The Company has authorization from its Board of Directors to repurchase up to an additional 3.1 million shares of Polaris stock as of September 30, 2010; however, the Company will continue to take a prudent and conservative approach to the stock repurchase program in 2010 until more clarity emerges for the longer term economic outlook. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to Polaris’ dealers in the United States. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF.
Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at September 30, 2010 was $33.5 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2010, the potential 15 percent aggregate repurchase obligation is approximately $89.3 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At September 30, 2010, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $502.7 million, an 11 percent decrease from $562.9 million at September 30, 2009. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank currently makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products.
In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States. In October 2010, Polaris and Sheffield extended the term of the agreement to 2016.
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label which makes available revolving consumer credit to customer of Polaris dealers for Polaris products. Polaris currently has no credit, interest rate or funding risk under the agreement and Polaris no longer receives any fee income. During the 2010 second quarter Polaris and HSBC extended the term of the agreement on similar terms to Polaris to October 31, 2013.
During the 2010 third quarter, Polaris sold its remaining shares of KTM stock. The Company received $9.6 million and recorded a gain on securities available for sale of $1.6 million in the consolidated statement of income.
Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.
During calendar year 2009, purchases totaling seven percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the third quarter and year-to-date periods ended September 30, 2010 were negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same periods in 2009. At September 30, 2010, Polaris had no Japanese yen foreign exchange hedging contracts in place. In view of current exchange rates, Polaris anticipates that the

Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the fourth quarter of 2010 when compared to the prior year period.
Polaris operates in Canada through a wholly owned subsidiary. The strengthening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the third quarter and year-to-date periods ended September 30, 2010 when compared to the same periods in 2009. At September 30, 2010, Polaris had open Canadian dollar foreign exchange hedging contracts in place through December 2010 with notional amounts totaling $46.5 million with an average exchange rate of approximately 0.97 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on sales and net income for the fourth quarter of 2010 when compared to the same period in the prior year.
Polaris operates in various other countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly for its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the third quarter and year-to-date periods of 2010 when compared to the same periods in 2009. Polaris had no foreign exchange hedging contracts in place for the Euro or the Norwegian krone as of September 30, 2010. As of September 30, 2010, Polaris had open Swedish krona foreign exchange hedging contracts in place through December 2010 with notional amounts totaling $2.9 million with an average exchange rate of .14 U.S. dollars to Sewedish krona and Australian Dollar foreign exchange hedging contracts in place through December 2011 with notional amounts totaling $6.3 million with an average exchange rate of approximately .91 U.S. dollar to Australian Dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the exchange rates for other foreign currencies will have a slightly positive impact on sales and net income for the fourth quarter of 2010 when compared to the same period in the prior year.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2010, there were derivative contracts in place to hedge a portion of the Company’s aluminum exposures through June 2011 and diesel fuel exposures through July 2011. Based on Polaris’ current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on the gross margins for the remainder of 2010 when compared to the same periods in the prior year.
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
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” including but not limited to the Company’s expectations regarding its manufacturing realignment, the Company’s expectations regarding its share repurchase program, management’s belief in the sufficiency of existing liquidity to fund future obligations, the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic reports. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; impact of changes in Polaris stock price on incentive compensation plan costs; effects of the KTM relationship and related agreements; commodity and transportation costs; implementation of manufacturing realignment initiatives, environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.
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

PART II. OTHER INFORMATION

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
July 1 — 31, 2010	0	0	0	3,120,000
August 1 — 31, 2010	1,000	56.78	0	3,119,000
September 1 — 30, 2010	0	0	0	3,119,000

Total	1,000	56.78	0	3,119,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 34.0 million shares of the Company’s common stock (the “Program”) as of December 31, 2007. On January 28, 2008, the Board of Directors approved an increase in the Company’s common stock share repurchase authorization by 3.5 million shares, bringing the aggregate number of shares authorized for repurchase under the Program to 37.5 million shares. Of that total, 34.4 million shares have been repurchased through September 30, 2010. This Program does not have an expiration date.

Item 6	— Exhibits

Exhibit 31.a	—	Certification of Chief Executive Officer — Section 302

Exhibit 31.b	—	Certification of Chief Financial Officer — Section 302

Exhibit 32.a	—	Certification of Chief Executive Officer — Section 906

Exhibit 32.b	—	Certification of Chief Financial Officer — Section 906

Exhibit 101	—	The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Polaris Industries Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: November 5, 2010	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)