Form 10-K
period 2010-12-31
POLARIS INDUSTRIES INC/MN
filed 2011-03-01
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,745,902,000 as of June 30, 2010, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 16, 2011, 34,097,865 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2010 (the “2010 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 28, 2011 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2011 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2010 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. We design, engineer and manufacture off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles for recreational and utility use, snowmobiles, and on-road vehicles (“On-Road”), including motorcycles and low emission vehicles (“LEV”), together with the related replacement parts, garments and accessories (“PG&A”). These products are sold through dealers and distributors principally located in the United States, Canada and Europe. Sales of ORVs, snowmobiles, on-road vehicles, and PG&A accounted for the following approximate percentages of our sales for the years ended December 31:

	ORVs	Snowmobiles	On-Road	PG&A

2010	69%	10%	4%	17%
2009	65%	12%	3%	20%
2008	67%	10%	5%	18%

We discontinued the manufacture of marine products effective September 2, 2004. The Marine Products Division’s financial results are reported separately as discontinued operations for all periods presented. See Note 11 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of marine products.

Industry Background

ORVs.  Our off-road vehicles include both core ATVs and RANGER® side-by-side vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. Side-by-side vehicles are multi-passenger off-road, all-terrain vehicles that can carry up to six passengers in addition to cargo. ORVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches and construction sites.

ATVs were introduced to the North American market in 1971 by Honda Motor Co., Ltd. (“Honda”). Other Japanese motorcycle manufacturers, including Yamaha Motor Corporation (“Yamaha”), Kawasaki Motors Corp. (“Kawasaki”), and Suzuki Motor Corporation (“Suzuki”), entered the North American ATV market in the late 1970’s and early 1980’s. We entered the ATV market in 1985, Arctic Cat Inc. (“Arctic Cat”) entered in 1995 and Bombardier Recreational Products Inc. (“BRP”) entered in 1998. KTM Power Sports AG (“KTM”) entered the market in 2007. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which limited industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The ATV industry then grew each year in North America from 1990 until 2005, but has declined in each year since 2005, primarily due to weak overall economic conditions and a move to side-by-side vehicles. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2010 world-wide industry sales declined 14 percent from 2009 levels with approximately 425,000 ATVs sold worldwide.

We estimate that the side-by-side vehicle market sales increased approximately seven percent during 2010 over 2009 levels with an estimated 240,000 side-by-side vehicles sold worldwide. The side-by-side market is up primarily due to the continued shift by the consumer from ATVs to side-by-side vehicles, new competitors entering the market and continued innovation by existing and new manufacturers. The main competitors for our RANGER® side-by-side vehicles are Deere & Company (“Deere”), Kawasaki, Yamaha, Arctic Cat, Kubota Tractor Corporation (“Kubota”), Honda and BRP.

We estimate that total ORV industry sales for 2010, which includes core ATVs and side-by-side vehicles, decreased eight percent from 2009 levels with approximately 665,000 units sold worldwide.

Snowmobiles.  In the early 1950’s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, over time the snowmobile gained popularity as a recreational vehicle. From the mid-1950’s through the late 1960’s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. We estimate that during the season ended March 31, 2010, industry sales of snowmobiles on a worldwide basis were approximately 113,000 units, down 23 percent from the previous season.

On-Road Vehicles.  Polaris’ on-road vehicles consist of Victory® motorcycles and low emission vehicles (“LEV”). Heavyweight motorcycles are utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. United States industry retail cruiser sales more than doubled from 1996 to 2006, however the motorcycle industry declined in 2007 through 2010 due to weak overall economic conditions. We entered the touring segment in 2000. We estimate that the 1,400cc and above cruiser and touring market segments combined declined 11 percent in 2010 compared to 2009 levels with approximately 163,000 heavyweight cruiser and touring motorcycles sold in the North American market. Other major cruiser and touring motorcycle manufacturers include BMW of North America, LLC (“BMW”) Harley Davidson, Inc., Honda, Yamaha, Kawasaki and Suzuki.

We introduced our initial LEV product, the Polaris Breeze®, in 2009, which is an electric powered vehicle primarily used in master planned communities in the sunbelt United States. We estimate the target market for LEVs at approximately $1.6 billion in 2010, which includes master planned communities and golf courses, light duty people transport and urban/suburban commuting. Other major LEV manufacturers include Textron Inc.’s “E-Z-Go”, Ingersoll-Rand Plc’s “Club Car”, Yamaha and JH Global Services, Inc. (“Starcar”).

Products

Off-Road Vehicles.  We entered the off-road vehicle market in 1985 with an ATV. We currently produce four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, we introduced our first youth ATV models. In 1998, we introduced the Polaris RANGER, an off-road side-by-side utility vehicle and in 2000, we introduced a six-wheeled version of the RANGER utility vehicle. In 2004, we introduced a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. In 2007, we introduced our first recreational side-by-side vehicle, the RANGER RZR®, and our first six-passenger side-by-side vehicle, the RANGER Crew®. Our standard line of military and government vehicles for 2011 consists of 16 models at suggested United States retail prices ranging from approximately $7,500 to $22,500. Our full line of ORVs beyond military vehicles consists of 32 models, including two-, four- and six-wheel drive general purpose, sport and side-by-side models, with 2011 model year suggested United States retail prices ranging from approximately $2,000 to $17,000.

Most of our ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift on-the-fly design. Our ORVs have four-cycle engines and both shaft and concentric chain drive. In 1999, we introduced our first manual transmission ATV models. In 2003, we introduced the industry’s first electronic fuel injected ATV, the Sportsman® 700 EFI. In 2005, we introduced the industry’s first independent rear suspension on a sport ATV named the Outlaw®. In 2007, we introduced the RANGER RZR, a big bore recreational side-by-side model. In 2008, we celebrated the one millionth unit sale of our Sportsman ATV family, which has been the industry leading big bore ATV for 13 years, by introducing the 100 percent redesigned Sportsman XP. In 2008, we also introduced an extension of our recreational side-by-side vehicle with the introduction of the RANGER RZR S®. In 2009, we introduced our first all-electric side-by-side vehicle, the RANGER EV. In 2010, we introduced our first four-seat recreational side-by-side, the RANGER RZR 4®, Robby Gordon Edition, a mid-sized RANGER side-by-side with increased power, a four-person mid-sized RANGER Crew® and a RANGER powered by our first 24 horsepower diesel engine. In addition, shipments to Bobcat Company (“Bobcat”) of the differentiated utility vehicle produced by us for Bobcat, began shipping in 2010.

Snowmobiles.  We produce a full line of snowmobiles, consisting of 26 models, ranging from youth models to utility and economy models to performance and competition models. The 2011 model year suggested United States retail prices range from approximately $2,500 to $12,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. We believe that we were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, we introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles. In 2009, we introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSH®.

On-road Vehicles.  In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory brand name. In 2008, we introduced our first luxury touring models, the Victory Vision®. In 2009, we expanded our touring product line to include the Victory Cross Roads® and Cross Country® models. Our 2011 model year line of motorcycles consists of 12 models with suggested U.S. retail prices ranging from approximately $12,500 to $28,000. In 2009, we introduced our first electric neighborhood vehicle, the Polaris Breeze. We have three 2011 LEV models with a suggested United States retail price of approximately $8,000.

Parts, Garments and Accessories.  We produce or supply a variety of replacement parts and accessories for our ORVs, snowmobiles, motorcycles and LEVs. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel, including helmets, jackets, bibs and pants, leathers and hats for our snowmobile, ORV and motorcycle lines. The apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online through our e-commerce subsidiary under the Polaris brand name.

Discontinued Operations — Marine Products Division.  We entered the personal watercraft market in 1992. In September, 2004, we announced that we had decided to cease manufacturing marine products effective immediately. As technology and the distribution channel evolved, the Marine Products Division’s lack of commonality with other Polaris product lines created challenges for us and our dealer base. The Marine Products Division continued to experience escalating costs and increasing competitive pressures and was never profitable. See Note 11 of Notes to Consolidated Financial Statements for a discussion of the discontinuation of The Marine Products Division.

Manufacturing and Distribution Operations

Our products are assembled at our original manufacturing facility in Roseau, Minnesota and at our facilities in Spirit Lake, Iowa and Osceola, Wisconsin. Since snowmobiles, ORVs and motorcycles incorporate similar technology, substantially the same equipment and personnel are employed in their production. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, stamping, welding, clutch assembly and balancing, painting, cutting and sewing, and the manufacture of foam seats. Fuel tanks, tracks, tires and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Our work force is familiar with the use, operation and maintenance of the products since many employees own snowmobiles, ORVs and motorcycles. In 1991, we acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third-party suppliers. In 1994, we acquired a manufacturing facility in Spirit Lake, Iowa in order to expand our assembly capacity. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping, have been conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at our Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In 2002, we completed an expansion and renovation of our Roseau manufacturing facility, which resulted in increased capacity and enhanced production flexibility. In 2010, we announced plans to realign our manufacturing operations. We are creating manufacturing centers of excellence for Polaris products by enhancing the existing Roseau and Spirit Lake production facilities and establishing a new manufacturing facility in Monterrey, Mexico, which is expected to be operational mid- 2011. This realignment will lead to the eventual closure or sale of our Osceola, Wisconsin manufacturing operations.

Pursuant to informal agreements between us and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in 1985 and remains a major supplier of engines to us. Fuji develops such engines to our specific requirements. We believe that our relationship with Fuji is strong. Although we have alternative sources for our engines and do not currently have knowledge that Fuji intends to terminate supplying engines to us, a termination of the supply relationship with Fuji would materially adversely affect our production until substitute supply arrangements for the quantity of engines we require have been established.

In addition, we entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, we made an investment for a 40 percent ownership position in Robin, which builds engines in the United States for recreational and industrial products. Both parties have agreed to close the Robin facility by mid-2011 as the production volume of engines made at the facility has declined significantly in recent years. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the Robin agreement.

We have been designing and producing our own engines for select models of snowmobiles since 1995, for all Victory motorcycles since 1998, and for select ORV models since 2001.

In 2000, we entered into an agreement with a Taiwan manufacturer to co-design, develop and produce youth ATVs. We expanded the agreement with the Taiwan manufacturer in 2004 to include the design, development and production of value-priced smaller adult ATV models and in 2008 to include a youth side-by-side vehicle, the RANGER RZR® 170. In 2002, we entered into an agreement with a German manufacturer to co-design, develop and produce four-stroke engines for snowmobiles. In 2006, we entered into a long-term supply agreement with KTM whereby KTM supplies four-stroke engines for use in certain Polaris ATVs.

We do not anticipate any significant difficulties in obtaining substitute supply arrangements for other raw materials or components that we generally obtain from limited sources.

Contract carriers ship our products from our manufacturing and distribution facilities to our customers.

We maintain sales and administration facilities in Medina, Minnesota; Winnipeg, Canada; Passy, France; Askim, Norway; Ostersund, Sweden; Birmingham, United Kingdom; Griesheim, Germany; Barcelona, Spain; Ballarat, Australia; Shanghai, China; Rolle, Switzerland; and Sao Paulo, Brazil. Our primary distribution facility is in Vermillion, South Dakota which distributes PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors.

Production Scheduling

We produce and deliver our products throughout the year based on dealer and distributor orders. Beginning in 2008, we began testing a new dealer ordering process called Maximum Velocity Program (“MVP”) with select dealers in North America, where ORV orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar MVP process but on a less frequent ordering cycle. Effective in the second half of 2010, the MVP process is now being utilized by all North American ORV dealers. Prior to the MVP process, most ORV orders were taken from North American dealers twice a year, in the summer and late winter. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. Annual orders for Victory motorcycles are placed by the dealers in the summer after meetings with dealers. For non-MVP dealers and products, units are built to order each year, subject to fluctuations in market conditions and supplier lead times. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling.

Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We generally manufacture ORVs, motorcycles and LEV’s year round.

We have the ability to mix production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

Our products are sold through a network of approximately 1600 independent dealers in North America, through 11 subsidiaries and 43 distributors in approximately 130 countries outside of North America.

We sell our snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of our snowmobiles also distribute our ORVs. At the end of 2010, approximately 700 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike our primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, we also sell our ORVs through lawn and garden and farm implement dealers.

With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China and Brazil, sales of our products in Europe and other offshore markets are handled through independent distributors. In 1999, we acquired certain assets of our distributor in Australia and New Zealand and now distribute our products to the dealer network in those countries through a wholly-owned subsidiary. During 2000, we acquired our distributor in France and now distribute our products to our dealer network in France through a wholly-owned subsidiary. In 2002, we acquired certain assets of our distributors in the United Kingdom, Sweden and Norway and now distribute our products to our dealer networks in the United Kingdom, Sweden and Norway through wholly-owned subsidiaries. During 2007, we established a wholly-owned subsidiary in Germany and now distribute our products directly to our dealer network in Germany. In 2008, we established a wholly-owned subsidiary in Spain and now distribute our products directly to our dealer network in Spain. In 2010, we established wholly-owned subsidiaries in China and Brazil and will distribute our products directly to the dealer network in those countries. See Notes 1 and 12 of Notes to Consolidated Financial Statements for a discussion of international operations.

Victory motorcycles are distributed directly through authorized Victory dealers. We have a high quality dealer network for our other product lines from which many of the approximately 350 current North American Victory dealers were selected. In 2005, we began selling Victory motorcycles in the United Kingdom. Since 2005 we have been gradually expanding our international sales of Victory motorcycles, primarily in Europe. We expect to further expand our Victory dealer network over the next few years in North America and internationally. The Polaris Breeze electric vehicles are distributed through authorized LEV and golf vehicle dealers. At December 31, 2010, we had 37 dealers authorized to sell our Breeze product.

Dealers and distributors sell Polaris’ products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. We believe a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary. In addition, we sell military and other Polaris vehicles directly to military and government agencies and other national accounts and we supply a highly differentiated side-by-side vehicle branded Bobcat, to their dealerships in North America.

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Under the partnership agreement, we have a 50 percent equity interest in Polaris Acceptance. We do not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company (“GE”) and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). No significant change in the Polaris Acceptance relationship resulted from the change of ownership from TDF. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. See Notes 3 and 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

We have arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland and New Zealand) to provide floor plan financing for our dealers. Substantially all of our United States sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, we will adjust our sales return allowance at the time of sale should we anticipate material repurchases of units financed through the finance companies. See Note 6 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages our private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to us based on a percentage of the volume of retail credit business generated. HSBC ceased financing non-Polaris products under its arrangement with us effective July 1, 2007. During the first quarter of 2008, HSBC notified us that the profitability to HSBC of the contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for our customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to our consumers, we agreed to forgo the receipt of a volume-based fee provided for under our agreement with HSBC effective March 1, 2008. Management anticipates that the elimination of the volume-based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term. During the 2010 second quarter, Polaris and HSBC extended the term of the agreement on similar terms to October 2013. See Note 6 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. In October 2010, we extended our installment credit agreement with Sheffield to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles. In November 2010, we extended our installment credit contract with GE Bank to March 2016 under which GE Bank will provide exclusive installment credit lending for Victory motorcycles only. See Note 6 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

We promote the Polaris brand among the riding and non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. We currently license the production and sale of a range of items, including die cast toys, ride on toys, video games, and numerous other products.

During 2000, a wholly-owned subsidiary of Polaris established an e-commerce site, purepolaris.com, to sell clothing and accessories over the Internet directly to consumers.

Our marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of our dealers and distributors. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive in order to accelerate retail sales to consumers and gain market share. We advertise our products directly to consumers using print advertising in the industry press and in user group publications, billboards, television and radio. We also provide media advertising and partially underwrite dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, we produce promotional films for our products, which are available to dealers for use in the showroom or at special promotions. We also provide product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

We expended approximately $142.4 million, $111.1 million and $137.0 million for sales and marketing activities in 2010, 2009 and 2008, respectively.

Engineering, Research and Development, and New Product Introduction

We have approximately 390 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland We believe Polaris was the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” all-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system to ORVs and the use of electronic fuel injection for ORVs.

We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing by our testing teams and for the planning of manufacturing procedures. In addition, we maintain numerous test facilities where each of the products is extensively tested under actual use conditions. In 2005, we completed construction of our 127,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for our line of engines and powertrains, ORVs and Victory motorcycles. The total cost of the facility was approximately $35.0 million. In 2010, we acquired Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles.

We expended approximately $84.9 million, $63.0 million and $77.5 million for research and development activities in 2010, 2009 and 2008, respectively.

Intellectual Property

We rely on a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. We have filed and obtained numerous patents in the United States and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. We hold patents in the United States and foreign countries and apply for patents as applicable. Additionally, we have numerous registered trademarks, trade names and logos in the United States, Canada and international locations.

Investment in KTM Power Sports AG

In 2005, we purchased a 25 percent interest in Austrian motorcycle manufacturer KTM and began several important strategic projects with KTM intended to strengthen the competitive position of both companies and provide tangible benefits to our respective customers, dealers, suppliers and shareholders. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement, which provided that under certain conditions in 2007, either Cross could purchase our interest in KTM or, alternatively, we could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by us of approximately 1.38 million shares of KTM, or approximately 80 percent of our investment in KTM, to a subsidiary of Cross. The agreement provided for completion of the sale of the KTM shares in two stages. In the first half of 2007, we completed both stages of our sale of KTM shares generating proceeds of $77.1 million. After the completion of the sale of the KTM shares, we held ownership of approximately 0.34 million shares, representing slightly less than five percent of KTM’s outstanding shares. During the first quarter 2009, we determined that the decline in the market value of the KTM shares owned by us was other than temporary; therefore, we recorded the decrease in the fair value of the investment as a charge to the income statement in the first quarter of 2009 totaling $9.0 million. During the second quarter 2010, we determined that the further decline in the market value of the KTM shares owned by us was other than temporary and, therefore, we recorded a $0.8 million decrease in the fair value of the investment. In the third quarter 2010, we sold our remaining investment in KTM and recorded a gain on securities available for sale of $1.6 million.

Competition

The off-road vehicle, snowmobile, motorcycle and low emission vehicle markets in the United States and Canada are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Polaris.

We believe that our products are competitively priced and our sales and marketing support programs for dealers are comparable to those provided by our competitors. Our products compete with many other recreational products for the discretionary spending of consumers, and to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

Safety regulation.  The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs, snowmobiles and off-road side-by-side vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to on-road motorcycles and LSV vehicles.

In 1988, Polaris, five competitors and the CPSC entered into a ten-year consent decree settling litigation involving CPSC’s attempt to force an industry-wide recall of all three-wheel ATVs and four-wheel ATVs sold that could be used by youth under 16 years of age. The settlement required, among other things, that ATV purchasers receive “hands on” training. In 1998, this consent decree expired and we entered into a voluntary action plan under which we agreed to continue various activities previously required under the consent decree, including age recommendations, warning labels, point of purchase materials, hands on training and an information and education effort. We also agreed to continue dealer monitoring to ascertain dealer compliance with safety obligations, including age recommendations and training requirements.

We do not believe that our voluntary action plan has had or will have a material adverse effect on us or negatively affect our business to any greater degree than those of our competitors who have undertaken similar action plans with the CPSC. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the federal government or individual states would not have an adverse effect on us. We will continue to attempt to assure that our dealers are in compliance with their safety obligations. We have notified our dealers that we may terminate or not renew any dealer we determine has violated such safety obligations. We believe that our ATVs have always complied with safety standards relevant to ATVs.

In August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory standards for ATVs and to ban three-wheeled ATVs. The CPSC did not complete this rulemaking process or issue a final rule.

In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs in the United States to comply with the American National Standards Institute (“ANSI”) ATV safety standards, which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect through the voluntary agreement with the CPSC. We believe that our products comply with the ANSI/SVIA standard and we have had an action plan filed with the CPSC since 1998 when the consent decree expired. We do not believe the new law will negatively affect our business to any greater degree than those of our competitors who are now subject to the same mandatory standards.

The Act also includes a provision that requires the CPSC to complete the ATV rulemaking process it started in August, 2006 and issue a final rule regarding ATV safety. The Act requires the CPSC to evaluate certain matters in the final rule, including the safety of the categories of youth ATVs as well as the need for safety standards or increased safety standards for suspension, brakes, speed governors, warning labels, marketing and dynamic stability.

The Act also includes provisions that limit the amount of lead paint and lead content that can exist in the accessible components of ATVs and snowmobiles that we sell in the United States for youth 12 years of age and younger. Under the Act, products that have lead content in excess of these limits may not be sold in the United States starting February 10, 2009. We, along with others in the recreational products industry, filed a petition for exclusion with the CPSC which, if approved, would have exempted certain metal alloys and battery terminals from the requirements of the law.

The CPSC did not approve this request, but instead issued a Stay of Enforcement (“Stay”) until May 2011. The Stay provides that the CPSC will not seek to enforce the Act against manufacturers who sell recreational vehicle products for youth provided the metal alloys in these products meet certain lead limits and information regarding the lead content of the relevant products is submitted to the CPSC. To meet the requirements of the law and the Stay, we have installed lead-compliant parts on our vehicles where possible and in some cases have designed features and kits to be installed on our vehicles to make lead-containing parts inaccessible. We believe that our products meet the terms of the Stay and we are currently selling youth products. The CPSC recently extended the Stay until December 31, 2011. However, if the Stay expires at the end of 2011 and is not extended, we will again be restricted from selling youth products that do not comply with the lead limits in the Act. Furthermore, the legal protection provided under the Stay is limited because it only limits the enforcement actions of the CPSC. The Stay does not prevent third parties from bringing legal action under the law or state Attorneys General from bringing an action to enforce the law.

We do not believe that any of our youth products present a harmful risk of lead exposure because children are not exposed to vehicle parts containing lead during normal operation and use. It is for this reason that we, along with others in the recreational product industry, are seeking an amendment to the Act that would exclude such products from the scope of the law. However, until the Act is changed or a permanent petition for exclusion is approved by the CPSC exempting the youth products from the law, there is uncertainty about whether Polaris and our dealers will be restricted from selling some of our youth products in the United States at some time in the future. We do not believe that these restrictions have had or will have a material adverse effect on Polaris or negatively impact our business to any greater degree than those of our competitors who sell youth products in the United States.

We are a member of the Recreational Off-Highway Vehicle Association (“ROHVA”), which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (“ROVs”). Since early 2008, ROHVA has been engaged in a comprehensive process for developing a voluntary standard for equipment, configuration and performance requirements of ROVs through ANSI. Comments on the draft standard were actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention, and other safety performance criteria, was approved and published by ANSI in March, 2010. The standard was then immediately opened for maintenance and revision in accordance with the ANSI process to evaluate additional safety provisions.

In October, 2009, the Consumer Product Safety Commission published an advance notice of proposed rulemaking regarding ROVs. Our RANGER and RZR side-by-side vehicles are included in the ROV category. In its notice, the CPSC stated that it was reviewing the risk of injury associated with ROVs and beginning a rule-making procedure under the Consumer Product Safety Act. The CPSC also noted the draft ANSI standard developed by ROHVA and expressed concerns with the draft standard in the areas of vehicle stability, vehicle handling, and occupant retention and protection. We are a member of ROHVA, which submitted written comments and a technical response to the CPSC notice. We, through ROHVA, also met with CPSC Commissioners and staff on several occasions during 2010 to provide updates on ROHVA’s efforts to address CPSC concerns through changes to the voluntary ANSI standard relating to stability, occupant retention and warnings. Comments on these changes were solicited from the CPSC and other stakeholders as part of the ANSI process and these comments are currently being reviewed by ROHVA. We are unable to predict the outcome of the CPSC rule-making procedure and the ultimate impact of the procedure or any resulting rules on our business and operating results.

We are a member of the International Snowmobile Manufacturers Association (“ISMA”), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. ISMA members include all of the major snowmobile manufacturers. The ISMA members are also members of the Snowmobile Safety and Certification Committee, which promulgated voluntary sound and safety standards for snowmobiles that have been adopted as regulations in some states of the United States and in Canada. These standards require testing and evaluation by an independent testing laboratory. We believe that our snowmobiles have always complied with safety standards relevant to snowmobiles.

Victory motorcycles are subject to federal vehicle safety standards administered by NHTSA. Victory motorcycles are also subject to various state vehicle safety standards. We believe that our motorcycles have always complied with safety standards relevant to motorcycles.

Our products are also subject to international standards related to safety in places where we sell our products outside the United States. We believe that our Victory motorcycles, ATVs, off-road side-by-side vehicles and snowmobiles have always complied with applicable safety standards in the United States and other international locations.

Use regulation.  State and federal laws and regulations have been promulgated or are under consideration relating to the use or manner of use of our products. Some states and localities have adopted, or are considering the adoption of, legislation and local ordinances that restrict the use of ATVs, snowmobiles and off-road side-by-side vehicles to specified hours and locations. The federal government also has restricted the use of ATVs, snowmobiles and side-by-side vehicles in some national parks and federal lands. In several instances, this restriction has been a ban on the recreational use of these vehicles.

We are unable to predict the outcome of such actions or the possible effect on our business. We believe that our business would be no more adversely affected than those of our competitors by the adoption of any pending laws or regulations. We continue to monitor these activities in conjunction with industry associations and support balanced and appropriate programs that educate the product user on safe use of our products and how to protect the environment.

Emissions.  The federal Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have adopted emissions regulations applicable to our products.

The CARB has emission regulations for ATVs and off-road side-by-side vehicles that we already meet. In 2002, the EPA established new corporate average emission standards effective for model years 2006 and later, for on-road recreational vehicles, including ATVs, off-road side-by-side vehicles and snowmobiles. We have developed engine and emission technologies along with our existing technology base to meet current and future requirements. In 2002, we entered into an agreement with a German manufacturer to supply four-stroke engines that meet emission requirements for certain snowmobile models. In 2008, the EPA modified the snowmobile emission standards for model year 2012 and we have developed engine and emission technologies to meet these requirements with the use of early reduction credits generated in prior model years. The EPA announced its intention to issue a future rulemaking on snowmobiles in or around 2010 and any new emission standards under this rule are expected to become effective after model year 2012.

Victory motorcycles are also subject to EPA and CARB emission standards. We believe that our motorcycles have always complied with these standards. The CARB regulations required additional motorcycle emission reductions in model year 2008, which the Company meets. The EPA adopted the CARB emission limits in a 2004 rulemaking that allowed an additional two model years to meet these new CARB emission requirements on a nationwide basis. We have developed engine and emission technologies and met these requirements nationwide in model year 2010.

Our products are also subject to international laws and regulations related to emissions in places where we sell our products outside the United States. Europe currently regulates emissions from certain of our ATV-based products and motorcycles and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the United States. In December 2006, Canada proposed a new regulation that would essentially adopt the United States emission standards for ATVs, off-road side-by-side vehicles and snowmobiles. These regulations have not yet been finalized, but they are not expected to have a material effect on our business. The European Commission proposed new regulations in 2010 that would apply to certain of the Company’s motorcycles and ATV-based products beginning in 2013. These future EU regulations have not been finalized.

We believe that our Victory motorcycles, ATVs, off-road side-by-side vehicles and snowmobiles have always complied with applicable emission standards and related regulations in the United States and internationally. We are unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and our business. We are currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.

Employees

Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2010, we employed an average of approximately 3,000 full-time persons, a slight increase from 2009. Approximately 1,300 of our employees are salaried. We consider our relations with our employees to be excellent. Our employees have not been represented by a union since 1982.

Available Information

Our Internet website is http://www.polarisindustries.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors and its Code of Business Conduct and Ethics. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on our website is not part of this report.

Forward-Looking Statements

This 2010 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A — Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed with or furnished to the Securities and Exchange Commission.

Executive Officers of the Registrant

Set forth below are the names of our executive officers as of February 11, 2011, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title

Scott W. Wine	43	Chief Executive Officer
Bennett J. Morgan	47	President and Chief Operating Officer
Todd-Michael Balan	41	Vice President — Corporate Development
Stacy L. Bogart	47	Vice President — General Counsel, Compliance Officer and Secretary
John B. Corness	56	Vice President — Human Resources
Michael D. Dougherty	43	Vice President — Global New Market Development
William C. Fisher	56	Vice President and Chief Information Officer
Matthew J. Homan	39	Vice President — Off-Road Vehicles
Michael P. Jonikas	50	Vice President — On-Road Vehicles, Sales and Marketing
Suresh Krishna	42	Vice President — Global Operations and Integration
David C. Longren	52	Vice President and Chief Technical Officer
Michael W. Malone	52	Vice President — Finance and Chief Financial Officer
Scott A. Swenson	47	Vice President — Snowmobiles and PG&A

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. Each of Messrs. Wine and Morgan has an employment letter agreement with no expiration date. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Wine joined Polaris Industries Inc. as Chief Executive Officer on September 1, 2008. Prior to joining Polaris, Mr. Wine was President of Fire Safety Americas, a division of United Technologies, a provider of high technology products and services to the building systems and aerospace industries, from 2007 to August 2008. Prior to that, Mr. Wine held senior leadership positions at Danaher Corp. in the United States and Europe from 2003 to 2007, including President of its Jacob Vehicle Systems and Veeder-Roots subsidiaries, and Vice President and General Manager, Manufacturing Programs in Europe. From 1996 to 2003, Mr. Wine held a number of operations and executive posts, both international and domestic with Allied Signal Corporations’ Aerospace Division.

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

Ms. Bogart has been Vice President — General Counsel and Compliance Officer of Polaris since November 2009 and Corporate Secretary since January 2010. From February 2009 to November 2009, Ms. Bogart was General Counsel of Liberty Diversified International. From October 1999 until February 2009, Ms. Bogart held several positions at The Toro Company, including Assistant General Counsel and Assistant Secretary. Before joining The Toro Company, Ms. Bogart was a Senior Attorney for Honeywell Inc.

Mr. Corness has been Vice President — Human Resources of the Company since January 1999. Prior to joining Polaris, Mr. Corness was employed by General Electric Company in various human resource positions for nine years. Before that time, Mr. Corness held various human resource positions with Maple Leaf Foods and Transalta Utilities.

Mr. Dougherty has been Vice President — Global New Market Development since December 2008. Prior to this, Mr. Dougherty was Vice President and General Manager of the ATV Division since November 2007, and was General Manager of the ATV Division since April 2005. In 2002, Mr. Dougherty was appointed General Manager, International Operations. In 1998, Mr. Dougherty joined Polaris as the International Sales Manager for Europe, Mid-East and Africa. Prior to Polaris, he was employed at Trident Medical International, a trading company.

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

Mr. Jonikas has been Vice President — On-Road Vehicles, Sales and Marketing since May 2009, and was Vice President — Sales and Marketing since November 2007. Mr. Jonikas joined Polaris in 2000, and during the past eleven years has held several key roles including Director of Product and Marketing Management for the ATV Division and General Manager of the Polaris Side-by-Side Division. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills in numerous general management positions.

Mr. Krishna joined Polaris Industries Inc. as Vice President — Supply Chain and Integration on March 29, 2010 and was promoted to Vice President — Global Operations and Integration in September 2010. Prior to joining Polaris, Mr. Krishna was Vice President Global Operations, Supply Chain and IT for a division of United Technologies Corporation’ Fire & Security business where he was responsible for significant operations in China, Mexico, United States and Europe from August 2007 to March 2010. Prior to United Technologies Corporation, Mr. Krishna worked for Diageo, a global producer of famous drink brands as Vice President Supply Chain for their North American business from February 2002 to July 2007.

Mr. Longren has been Vice President and Chief Technical Officer since November 2007, and has been the Chief Technical Officer since May 2006. Mr. Longren joined Polaris in January 2003 as the Director of Engineering for the ATV Division. Prior to joining Polaris, Mr. Longren was a Vice President in the Weapons Systems Division of Alliant Tech System and Vice President, Engineering and Marketing at Blount Sporting Equipment Group.

Mr. Malone has been Vice President — Finance and Chief Financial Officer of the Company since January 1997. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of a predecessor company of Polaris. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

Mr. Swenson has been Vice President — Snowmobiles and PG&A since November 2007. Prior to his current position, Mr. Swenson was General Manager of the Snowmobile Division since April 2006 and General Manager of the PG&A Division beginning in May 2001. In 1998, Mr. Swenson joined Polaris as Assistant Treasurer. Prior to joining Polaris, Mr. Swenson was employed in various finance positions at General Electric and Shell Oil Company.

Item 1A.	Risk Factors

The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock.

Our products are subject to extensive United States federal and state and international safety, environmental and other government regulation that may require us to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators and could decrease the demand for our products.

Our products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the United States federal government and individual states as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, increased expenses to modify our products and harm to our reputation, all of which could have an adverse effect on our operations. In addition, future regulations could require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain compliance with applicable regulations. Our products are also subject to laws and regulations that restrict the use or manner of use during certain hours and locations, and these laws and regulations could decrease the popularity and sales of our products. We continue to monitor regulatory activities in conjunction with industry associations and support balanced and appropriate programs that educate the product user on safe use of our products and how to protect the environment.

A significant adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.

The manufacture, sale and usage of our products expose us to significant risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results.

Because of the high cost of product liability insurance premiums and the historically insignificant amount of product liability claims paid by us, we were self-insured from 1985 to 1996. In 1996, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded our self-insured retention levels. Since September 2002, due to insurance market conditions resulting in significantly higher proposed premium costs, we have elected not to purchase insurance for product liability losses. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

We had a product liability reserve accrual on our balance sheet of $12.0 million at December 31, 2010 for the possible payment of pending claims related to continuing operations and $1.6 million for discontinued operations for product liability, regulatory and other legal costs related to marine products. We believe such accruals are adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985 or motorcycles and side-by-side vehicles prior to 1998, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on the results of operations.

We provide a limited warranty for ORVs for a period of six months and for a period of one year for our snowmobiles and motorcycles. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the United States Environmental Protection Agency and the California Air Resources Board. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

Changing weather conditions may reduce demand and negatively impact net sales of certain of our products.

Lack of snowfall in any year in any particular geographic region may adversely affect snowmobile retail sales and related PG&A sales in that region. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced. There is no assurance that weather conditions could not have a material effect on our sales of ORVs, snowmobiles, motorcycles, or PG&A.

We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.

The snowmobile, off-road vehicle, motorcycle and low emission vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where foreign competitors manufacture and market products in their respective countries because that allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

Pursuant to our informal agreements with Fuji in Japan, Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in the spring of 1985 and remains a major supplier of engines to us. Such engines are developed by Fuji to our specific requirements. Although we have alternative sources for our engines and do not currently have knowledge that Fuji intends to terminate supplying engines to us, a termination of the supply relationship with Fuji would materially adversely affect our production until substitute supply arrangements for the quantity of engines required by us could be established. There can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and net earnings.

The changing relationships of primarily the United States dollar to the Canadian dollar, the Euro, the Japanese yen and certain other foreign currencies, have from time to time had a negative impact on our results of operations because fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets and the costs we incur to import certain components for our products. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Our business may be sensitive to economic conditions that impact consumer spending.

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect our sales growth and profitability. In addition, we have a financial services partnership arrangement with a subsidiary of General Electric Company that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2010, our maximum aggregate repurchase obligation was approximately $81.4 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.

We depend on dealers, suppliers, financing sources and other strategic partners who may be sensitive to economic conditions that could affect their businesses in a manner that adversely affects their relationship with us.

We distribute our products through numerous dealers and distributors, sources component parts and raw materials through numerous suppliers and have relationships with a limited number of sources of product financing for our dealers and consumers. Our sales growth and profitability could be adversely affected if a further deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our dealers and distributors, suppliers or financing sources or if uncertainty about the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us.

Retail credit market deterioration and volatility may restrict the ability of our retail customers to finance the purchase of our products and adversely affect our income from financial services.

We have arrangements with each of HSBC, Sheffield and GE Bank to make retail financing available to consumers who purchase our products in the United States. During 2010, consumers financed approximately 33 percent of the vehicles we sold in the United States through the HSBC revolving retail credit, and Sheffield and GE Bank installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had previously been available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected. During the first quarter of 2008, HSBC notified us that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for our customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to our consumers, we agreed to forgo the receipt of a volume based fee provided for under our agreement with HSBC effective March 1, 2008. We anticipate that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term on October 31, 2013.

We intend to grow our business through potential acquisitions, alliances and new joint ventures and partnerships, which could be risky and could harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, alliances, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition or new joint venture or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that acquisitions, alliances, joint ventures, or partnerships will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in integrating and assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;

•	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;

•	incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results;

•	dilution to existing shareholders if our securities are issued as part of transaction consideration or to fund transaction consideration; and

•	inability to direct the management and policies of a joint venture, alliance, or partnership, where other participants may be able to take action contrary to our instructions or requests and against our policies and objectives.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition targets at acceptable prices, terms, and conditions, our ability to compete effectively for these acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time. Any potential acquisition could impair our operating results, and any large acquisition could impair our financial condition, among other things.

Our transition to a new dealer ordering process could affect our sales and profitability during the transition period.

Over the past several years we have been transitioning our North American ORV dealers to the Maximum Velocity Program, an enhanced dealer ordering process. Currently 100 percent of our ORV dealers in North America are using the enhanced ordering process. The ordering process negatively impacts sales during the transition period because dealers place smaller, more frequent orders which allow them to operate with lower inventory levels. As a result, our results of operations during the transition period may fluctuate more compared to similar periods in prior years.

We may encounter difficulties in our manufacturing realignment initiatives, which could adversely affect our operating results or financial condition.

In May 2010, we announced our plans to realign our manufacturing operations footprint by enhancing our Roseau, Minnesota and Spirit Lake, Iowa production facilities and establishing a new facility in Mexico. The realignment is planned to lead to the eventual sale or closure of our Osceola, Wisconsin manufacturing operations by 2012. There are significant risks inherent in our realignment initiatives. The realignment may not be accomplished as quickly as anticipated and the expected cost reductions may not fully materialize. We expect to record transition charges in connection with the realignment efforts, including both exit costs and startup costs, over the next few years. Even though we anticipate that the realignment will ultimately result in reduced transportation and logistical expenses and increased operational efficiencies, we give no assurance that we will be successful in implementing the realignment efforts or that the amounts of our transition costs or our cost savings will be as anticipated. Other risks and uncertainties in connection with the realignment initiatives include, but are not limited to, failing to ensure that:

•	there is no negative impact to product quality or delivery to customers as a result of shifting capacity;

•	adequate raw material and other service providers are available to meet the needs at the new production location;

•	equipment can be successfully removed, transported and re-installed; and

•	adequate supervisory, production and support personnel are available to accommodate the shift in production.

In the event any of the risks or uncertainties related to the manufacturing realignment initiatives occurs, we may not recoup our investment, and we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our results of operations.

Increases in the cost of raw material, commodity and transportation costs and shortages of certain raw materials could negatively impact our business.

The primary commodities used in manufacturing our products are aluminum, steel and plastic resins as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products. We may not be able to pass along any price increases in our raw materials to our customers. As a result, an increase in the cost of raw materials, commodities, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our profitability.

Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products and may lead to costly litigation.

We hold patents and trademarks relating to various aspects of our products, such as our patented “on demand” all-wheel drive, and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Others may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. Regardless of whether litigation relating to our intellectual property rights is successful, the litigation could significantly increase our costs and divert management’s attention from operation of our business, which could adversely affect our results of operations and financial condition. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty.

Fifteen percent of our total sales are generated outside of North America, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.

We manufacture the substantial majority of our products in the United States and plan to begin manufacturing products in Mexico in 2011. We sell our products throughout the world and maintain sales and administration facilities in Canada, France, Norway, Sweden, United Kingdom, Switzerland, Germany, Spain, Australia, China and Brazil. Our primary distribution facility is in Vermillion, South Dakota which distributes PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors and one of our significant engine suppliers is located in Japan. Our total sales outside North America were 15 percent, 16 percent, and 16 percent of our total sales for fiscal 2010, 2009, and 2008, respectively. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total sales. Several factors, including weakened international economic conditions, could adversely affect such growth. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Some of the countries in which we sell our products, or otherwise have an international presence, are to some degree subject to political, economic and/or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	increased costs of customizing products for foreign countries;

•	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;

•	the imposition of additional United States and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition of increases in costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, license obligations, and other non-tariff barriers to trade;

•	the imposition of United States and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit our continued business with the sanctioned country, company, person, or entity;

•	international pricing pressures;

•	laws and business practices favoring local companies;

•	adverse currency exchange rate fluctuations;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights; and

•	multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters.

Our international operations may not produce desired levels of total sales or one or more of the factors listed above may harm our business and operating results. Any material decrease in our international sales or profitability could also adversely impact our operating results.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological, and other resources. While we expended $84.9 million, $63.0 million and $77.5 million for research and development in 2010, 2009 and 2008, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following sets forth the Company’s material facilities as of December 31, 2010:

		Owned or	Square
Location	Facility Type/Use	Leased	Footage

Medina, Minnesota	Headquarters	Owned	130,000
Spirit Lake, Iowa	Whole Goods Manufacturing	Owned	258,000
Roseau, Minnesota	Whole Goods Manufacturing and R&D	Owned	635,000
Monterrey, Mexico	Whole Goods Manufacturing	Leased	425,000
Osceola, Wisconsin	Component Parts Manufacturing	Owned	188,800
Osceola, Wisconsin	Engine Manufacturing	Owned	97,000
Roseau, Minnesota	Injection Molding manufacturing	Owned	76,800
Wyoming, Minnesota	Research and Development facility	Owned	127,000
Burgdorf, Switzerland	Research and Development facility	Leased	13,600
Vermillion, South Dakota	Distribution Center	Owned	385,000
Vermillion, South Dakota	Distribution Center	Leased	33,000
Milford, Iowa	Wholegoods Distribution	Leased	135,000
St. Paul, Minnesota	Wholegoods Distribution	Leased	110,000
Brooklyn Park, Minnesota	Wholegoods Distribution	Leased	65,000
E. Syracuse, New York	Wholegoods Distribution	Leased	40,000
Redlands, California	Wholegoods Distribution	Leased	40,000
Nashville, Tennessee	Wholegoods Distribution	Leased	37,500
Irving, Texas	Wholegoods Distribution	Leased	65,000
Tacoma, Washington	Wholegoods Distribution	Leased	15,000
Askim, Norway	Office facility	Leased	10,800
Barcelona, Spain	Office facility	Leased	4,300
Birmingham, United Kingdom	Office facility	Leased	6,500
Griesheim, Germany	Office facility	Leased	3,200
Rolle, Switzerland	Office Facility	Leased	8,000
Sao Paulo, Brazil	Office Facility	Leased	200
Shanghai, China	Office Facility	Leased	1,500
Winnipeg, Canada	Office facility	Leased	12,000
Ballarat, Australia	Office and Distribution facility	Leased	9,200
Ostersund, Sweden	Office and Distribution facility	Leased	14,300
Passy, France	Office and Distribution facility	Leased	10,000
Roseau, Minnesota	Warehouse (various locations)	Leased	33,600
Spirit Lake, Iowa	Warehouse	Leased	90,000
Melbourne, Australia	Retail store	Leased	9,600
Sydney, Australia	Retail store	Leased	13,000

We own substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines, paint lines, and sewing lines) used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for ORVs, snowmobiles and motorcycles. We believe our manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs.

Item 3.	Legal Proceedings

We are involved in a number of legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2010 Annual Report is incorporated herein by reference. On February 16, 2011, the last reported sale price for shares of our common stock on the New York Stock Exchange was $77.97 per share.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of three indexes: Russell 2000 Index and Morningstar’s Recreational Vehicles Industry Group Index and Hemscott’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2005 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Comparison of 5-Year Cumulative Total Return Among
Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Indices

	2005	2006	2007	2008	2009	2010

Polaris Industries Inc.	$100.00	$95.90	$100.52	$62.59	$100.09	$183.99
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46
Recreational Vehicles Industry Group Index — Morningstar Group*	100.00	125.63	91.43	37.05	60.91	85.04
Recreational Vehicles Industry Group Index — Hemscott Group*	100.00	125.12	90.28	35.21	62.29	93.62

*	The Hemscott Recreational Vehicles Industry Group Index is being retired in favor of the Morningstar Recreational Vehicles index, a result of Morningstar’s acquisition of Hemscott. There are minor differences in the Companies included in each index. For 2010 we will show both indices for consistency. Going forward, we will include only the Morningstar Recreational Vehicles Industry Group Index.

Assumes $100 Invested at the close on December 31, 2005
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2010

Source: Morningstar, Inc.

The Company made no purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2010. The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 37.5 million shares of the Company’s common stock (the “Program”). Of that total, approximately 34.4 million shares have been repurchased cumulatively from 1996 through December 31, 2010.

Item 6.	Selected Financial Data

The information under the caption “11-Year Selected Financial Data” appearing on pages 6 and 7 of our 2010 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2010, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

At the beginning of 2010, we challenged our employees to “Make Growth Happen,” and felt confident that it could rebound from the recession and deliver moderate year over year improvement in sales and earnings. Throughout the year, each Polaris business and function performed extremely well and, as a result, sales and earnings growth surpassed our highest stretch goals.

While our 2010 predictions for the overall economy and the powersports industry were relatively accurate, we underestimated the market share gains and corresponding retail sales increase that were the primary sources of the year’s performance. Our total 2010 North American retail sales to consumers increased 15 percent from 2009, helping to drive total Company recorded sales to a record $1, 991.1 million, up 27 percent from 2009 and $42.8 million above the previous record set in 2008.

The dramatic success of our side-by-side ORV business drove a significant portion of our sales growth. However, it is also important to note how well the Victory motorcycle business performed in the face of a weak heavyweight motorcycle industry, and how effectively our European team worked to overcome the difficult economic situation in many of their markets. For the year ended December 31, 2010, we reported net income of $147.1 million, or $4.28 per diluted share, an increase of 46 percent and 40 percent, respectively, compared to $101.0 million, or $3.05 per diluted share, for the year ended December 31, 2009. Our strong earnings performance contributed to a record year-end cash balance, and we are pleased to be in the position to fund a wide variety of growth initiatives and capital investments in the years ahead.

The performance generated in 2010 was largely the result of the successful execution of our long-term strategy. Our number one objective is to be the Best in Powersports PLUS, as it fuels our passion and funds its growth and diversification. The Company saw sales growth in every product line and geography during 2010. Off-Road Vehicles is the largest product line representing 69 percent of our sales in 2010, Snowmobiles accounted for 10 percent of 2010 total sales, the On-Road Vehicles Division represented four percent and PG&A represented 17 percent of 2010 total Company sales. The Company sells its products through a network of approximately 1, 600 dealers in North America (United States and Canada) and 11 subsidiaries and 43 distributors in approximately 130 countries outside of North America. Growth through adjacencies is critical to our diversification efforts and will enable us to accelerate growth in new markets. The Bobcat product sourcing relationship met our 2010 sales expectations and continues to grow. The neighborhood electric vehicle business and the military business fell short of our 2010 sales expectations, but both expanded their product offering and distribution opportunities. During 2010, our international team carefully balanced strong execution of our current business with key strategic investments to position us for growth in China, India and Brazil. International sales to customers outside of North America grew 21 percent to a record $305.9 million in 2010. The new Monterrey, Mexico manufacturing plant is on target to begin production mid- 2011 and the global operations team continues to drive waste out of other areas of the business with LEAN and other Operational Excellence tools.

On January 20, 2011, we announced that our Board of Directors approved a 13 percent increase in the regular quarterly cash dividend to $0.45 per share per quarter, representing the 16th consecutive year of increased dividends.

Results of Operations

Sales:

Sales were $1,991.1 million for 2010, a 27 percent increase from $1,565.9 million in sales for the same period in 2009. The following table is an analysis of the percentage change in total Company sales for 2010 compared to 2009 and 2009 compared to 2008:

	Percent Change in Total
	Company Sales for the Years
	Ended December 31
	2010 vs. 2009	2009 vs. 2008

Volume	21%	−29%
Product mix and price	4%	10%
Currency	2%	−1%

	27%	−20%

Volume for 2010 increased 21 percent compared to 2009. This increase is due to the Company shipping more ORV and on-road vehicles, snowmobiles and related PG&A items to dealers than during 2009, as consumer retail demand increased for our products. Product mix and price increased for 2010 compared to 2009 primarily due to the increased shipments of side-by-side vehicles to dealers during 2010 compared to 2009. Side-by-side vehicles typically have a higher selling price than our other ORV products. Increased sales of Victory motorcycles also contributed to the improved mix of products. Additionally, we realized select selling price increases on several of the new model year products.

Volume for the 2009 decreased 29 percent compared to in 2008. This decrease is due to the Company shipping fewer ORV and on-road vehicles, snowmobiles and related PG&A items to dealers than during 2008 given the continued overall weak economic environment and more dealers transitioning to the MVP which some dealers began utilizing in 2008 and 2009, which during the initial startup phase inherently requires lower dealer inventory levels. Dealer inventory levels declined 24 percent in 2009 compared to 2008. Product mix and price increased for 2009 compared to 2008 primarily due to shipments of side-by-side vehicles to dealers declining less than shipments of other ORV products during 2009 compared to 2008. Additionally, we realized select selling price increases on several of the new model year products.

Total company sales by product line are as follows:

	For the Year Ended December 31,
					Percent			Percent
		Percent		Percent	Change		Percent	Change
		of Total		of Total	2010 vs.		of Total	2009 vs.
($ in millions)	2010	Sales	2009	Sales	2009	2008	Sales	2008

Off-Road Vehicles	$1,376.4	69%	$1,021.1	65%	35%	$1,305.8	67%	−22%
Snowmobiles	188.9	10%	179.3	12%	5%	205.3	10%	−13%
On-Road Vehicles	81.6	4%	52.8	3%	55%	93.6	5%	−44%
PG&A	344.2	17%	312.7	20%	10%	343.6	18%	−9%

Total Sales	$1,991.1	100%	$1,565.9	100%	27%	$1,948.3	100%	−20%

ORV sales of $1,376.4 million in 2010, which includes both core ATV and RANGER®, side-by-side vehicles, increased 35 percent from 2009. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings. North American dealer inventories of ATVs continued to decline, decreasing 33 percent from 2009. Our North American ORV unit retail sales to consumers increased approximately 15 percent for 2010 compared to the 2009 with side-by-side vehicle retail sales increasing in the mid

30 percent range year over year and ATV retail sales about flat with the prior year. Given the growth in our ORV business worldwide, we have widened our market share leadership in off-road vehicles in both North America and Europe in 2010 compared to 2009.

ORV sales of $1,021.1 million in 2009 decreased 22 percent from 2008. This decrease reflects the overall weakness in the consumer retail environment, more dealers transitioning to MVP, which during the initial startup phase inherently requires lower dealer inventory levels, and our continued commitment to helping dealers reduce their core ATV inventory. North American dealer inventories of core ATVs were down significantly at year end 2009, declining 35 percent when compared to 2008 levels. North American retail sales for ORVs decreased in the mid-teens percentage range for the full year 2009 compared to 2008. The decrease was directly related to the overall weak economic environment. However, we again gained market share during 2009 compared to 2008, an indication of the acceptance in the marketplace of our new product introductions in recent years.

Snowmobile sales increased five percent to $188.9 million for 2010 compared to 2009. This increase is primarily due to an increase in retail sales resulting from heavy amounts of early snowfall in many key riding areas in North America in the 2011 season-to-date period and the success of model year 2011 new product introductions. Sales of snowmobiles to customers outside of North America, principally the Scandinavian region, also experienced sales growth in 2010 compared to a year ago. Snowmobile sales decreased 13 percent to $179.3 million for 2009 compared to 2008. The decrease reflected the weakness in the consumer retail environment both in North America and international markets.

Sales of the On-Road Vehicles Division, which primarily consists of Victory motorcycles, increased 55 percent to $81.6 million during 2010 compared to 2009. The sales increase reflects increased Victory North American unit retail sales to consumers of over 20 percent and international Victory motorcycle sales up significantly during 2010 when compared to 2009, resulting in continued market share gains. The North American heavyweight cruiser and touring motorcycle industry remained weak during 2010. However, consumer demand remains strong for Victory’s new touring models, the Cross Country and Cross Roads and in January 2011 we introduced the Victory High-Ball, a custom cruiser aimed at the younger rider looking for a classic factory custom motorcycle. North American dealer inventory of Victory motorcycles declined approximately 30 percent in 2010 compared to 2009 levels. Sales of the on-road Vehicles Division decreased 44 percent during 2009 compared to 2008 to $52.8 million. The decrease reflected the weak heavyweight cruiser and touring motorcycle industry and our continued planned reduction in shipments of Victory motorcycles to dealers in North America to assist their efforts to further reduce inventory levels. North American dealer inventory of Victory motorcycles was 32 percent lower at year end 2009 compared to 2008 levels.

Parts, Garments, and Accessories sales increased 10 percent during 2010 compared to 2009 to $344.2 million primarily due to increased ORV, Victory motorcycle and international related PG&A sales. During 2010, we continued to innovate with over 300 accessories introduced for new model year vehicles. PG&A sales decreased nine percent during 2009 compared to 2008 to $312.7 million primarily due to the lower retail sales of our vehicles during 2009. However, the decline in sales was less than the overall company sales decline as the large installed base of our owners remain loyal to our brand and continue to purchase PG&A for their products.

Sales by geographic region for the 2010, 2009 and 2008 year end periods were as follows:

	For the Year Ended December 31,
					Percent			Percent
		Percent		Percent	Change		Percent	Change
		of Total		of Total	2010 vs.		of Total	2009 vs.
($ in millions)	2010	Sales	2009	Sales	2009	2008	Sales	2008

United States	$1,405.9	71%	$1,074.2	69%	31%	$1,371.1	70%	−22%
Canada	279.3	14%	239.3	15%	17%	273.0	14%	−12%
Other foreign countries	305.9	15%	252.4	16%	21%	304.2	16%	−17%

Total Sales	$1,991.1	100%	$1,565.9	100%	27%	$1,948.3	100%	−20%

Significant regional trends were as follows:

United States:

Sales in the United States for 2010 increased 31 percent compared to 2009, primarily resulting from higher shipments in all product lines due to market share gains driven by innovative products. The United States represented 71 percent, 69 percent and 70 percent of total company sales in 2010, 2009 and 2008, respectively. Sales in the United States for 2009 decreased 22 percent when compared to 2008 resulting from lower shipments of off-road and on-road vehicles, snowmobiles and related PG&A items to dealers given the overall weak economic environment and more dealers transitioning to MVP, which during the initial startup phase inherently requires lower dealer inventory levels.

Canada:

Canadian sales increased 17 percent in 2010 compared to 2009. Fluctuations in the Canadian currency rate compared to the United States dollar accounted for a nine percent increase in sales for 2010 compared to 2009. Increased volume was the primary contributor for the remainder of the increase in 2010 due to strong retail sales demand in Canada for our products. Canadian sales decreased 12 percent in 2009 compared to 2008. Fluctuations in the Canadian currency rate compared to the United States dollar accounted for a five percent reduction in sales for 2009 compared to 2008. Decreased volume was the primary contributor for the remainder of the decrease in 2009 due to a slowdown in the Canadian economy.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 21 percent for 2010 compared to 2009. Favorable currency rates accounted for two percent of the increase for the 2010 year compared to 2009. The remainder of the increase was primarily driven by higher volume largely related to market share gains. Sales decreased 17 percent for 2009 compared to 2008. Unfavorable currency rates accounted for six percent of the change for the 2009 year compared to 2008. The remainder of the decrease was primarily driven by lower volume due to the weak global economic environment.

Cost of Sales:

	For the Year Ended December 31,
		Percent of		Percent of	Change		Percent of
		Total		Total	2010 vs.		Total Cost of	Change
($ in millions)	2010	Cost of Sales	2009	Cost of Sales	2009	2008	Sales	2009 vs. 2008

Purchased materials and services	$1,208.4	83%	$968.6	83%	25%	$1,278.2	85%	−24%
Labor and benefits	151.9	10%	108.1	9%	41%	131.0	9%	−18%
Depreciation and amortization	56.9	4%	55.0	5%	3%	53.3	3%	3%
Warranty costs	43.7	3%	41.0	3%	7%	40.0	3%	3%

Total Cost of Sales	$1,460.9	100%	$1,172.7	100%	25%	$1,502.5	100%	−22%

Percentage of sales	73.4%		74.9%		−150 basis	77.1%		−220 basis
					points			points

For 2010 cost of sales increased 25 percent to $1,460.9 million compared to $1,172.7 million in 2009. The increase in cost of sales in 2010 resulted primarily from the effect of a 21 percent sales volume increase and a richer mix of products on purchased materials and services, and labor and benefits offset somewhat by continued product cost reduction efforts in 2010. Warranty costs increased only seven percent in spite of the volume increase due to improved product quality. For the full year 2009, cost of sales decreased 22 percent to $1,172.7 million compared to $1,502.5 million in 2008. The decrease in cost of sales in 2009 resulted primarily from the effect of a 29 percent sales volume reduction on purchased materials and services, and labor and benefits. In addition, continued product cost reduction efforts and lower commodity costs contributed to lower costs for purchased materials and services in 2009.

Gross Profit:

The following table reflects our gross profit in dollars and as a percentage of sales for the 2010, 2009 and 2008 year end periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2010	2009	2010 vs. 2009	2008	2009 vs. 2008

Gross profit dollars	$530.2	$393.2	35%	$445.7	−12%

Percentage of sales	26.6%	25.1%	+150 basis points	22.9%	+220 basis points

For 2010 gross profit dollars increased 35 percent to $530.2 million compared to 2009. Gross profit, as a percentage of sales, improved 150 basis points to 26.6 percent compared to 25.1 percent for 2009. The increase in gross profit dollars and the 150 basis points increase in the gross profit margin percentage in 2010 resulted primarily from higher volume, continued product cost reduction efforts, higher selling prices and beneficial currency movements. These increases were partially offset by manufacturing realignment costs as well as higher sales promotion costs. For 2009 gross profit dollars decreased 12 percent to $393.2 million compared to 2008. Gross profit, as a percentage of sales, improved 220 basis points to 25.1 percent compared to 22.9 percent for the full year 2008. The increase in gross profit margin percentage in 2009 resulted primarily from continued product cost reduction efforts, lower commodity costs, product mix benefit and higher selling prices offset partially by unfavorable currency movements.

Operating Expenses:

The following table reflects our operating expenses in dollars and as a percentage of sales for the 2010, 2009 and 2008 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2010	2009	2010 vs. 2009	2008	2009 vs. 2008

Selling and marketing	$142.4	$111.1	28%	$137.0	−19%
Research and development	84.9	63.0	35%	77.5	−19%
General and administrative	99.0	71.2	39%	69.6	2%

Total operating expenses	$326.3	$245.3	33%	$284.1	−14%

Percentage of sales	16.4%	15.7%	+70 basis points	14.6%	+110 basis points

Operating expenses for 2010 increased 33 percent to $326.3 million compared to $245.3 million for 2009. Operating expenses as a percentage of sales increased 70 basis points to 16.4 percent compared to 15.7 percent in 2009. Operating expenses in absolute dollars and as a percentage of sales for 2010 increased primarily due to an increase in performance-based incentive compensation plan expenses of $50.1 million over 2009 driven by the higher profitability for 2010 and the recent higher stock price, which reflects our pay for performance compensation philosophy. In addition, incremental investments made in global market expansion and new product development initiatives contributed to the increase in operating expenses in 2010. Operating expenses for 2009 decreased 14 percent to $245.3 million compared to $284.1 million for 2008. Operating expenses in absolute dollars for 2009 decreased $38.8 million primarily due to continued operating cost control measures and the reduction in performance-based incentive compensation plan expenses resulting from our lower profitability in 2009. Operating expenses as a percentage of sales were 15.7 percent for 2009, an increase from 14.6 percent in 2008, due primarily to lower sales volume during 2009, partially offset by the implementation of operating expense control measures.

Income from Financial Services

The following table reflects our income from financial services for the 2010, 2009 and 2008 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2010	2009	2010 vs. 2009	2008	2009 vs. 2008

Equity in earnings of Polaris Acceptance	$4.6	$4.0	15%	$4.6	−13%
Income from Securitization Facility	8.0	9.6	−17%	8.6	12%
Income from HSBC, Sheffield and GE Bank retail credit agreements	2.4	1.1	118%	5.7	−81%
Income from other financial services activities	1.9	2.4	−21%	2.3	4%

Total income from financial services	$16.9	$17.1	−1%	$21.2	−19%

Income from financial services decreased one percent to $16.9 million in 2010 compared to $17.1 million in 2009. This decrease is due to lower wholesale financing income resulting from lower dealer inventories, which was somewhat offset by higher retail credit income. Income from financial services for 2009 decreased 19 percent to $17.1 million compared to $21.2 million in 2008. This decrease was due to our revolving retail credit provider, HSBC, eliminating the volume-based fee income payment to us as of March 1, 2008 partially offset by higher interest rates paid to Polaris Acceptance by both Polaris and its dealers during the 2009 fourth quarter.

Interest Expense

Interest expense decreased to $2.7 million in 2010 compared to $4.1 million in 2009. This decrease is due to lower interest rates on our bank borrowings during the 2010 period. Interest expense decreased to $4.1 million in 2009 compared to $9.6 million in 2008. This decrease was due to lower interest rates on our bank borrowings and lower average debt outstanding during the 2009 period.

(Gain) Loss on Securities Available for Sale

The net gain of $0.8 million in 2010 on securities available for sale resulted from a $1.6 million gain on the sale of our remaining investment in KTM during the 2010 third quarter offset by a related non-cash impairment charge of $0.8 million during the 2010 second quarter. In the first quarter 2009, we recorded a non-cash impairment charge on securities held for sales of $9.0 million from the decline in the fair value of the KTM shares owned by us as of March 31, 2009, when it was determined that the decline in the fair value of the KTM shares owned by us was other than temporary.

Other Expense (Income), Net

Non-operating other expense (income) was $0.3 million of expense, $0.7 million of expense, and $3.9 million of income for 2010, 2009 and 2008, respectively. The changes primarily relate to fluctuations of the U.S. dollar and the resulting effects on currency hedging activities and foreign currency transactions related to the foreign subsidiaries.

Provision for Income Taxes

The income tax provision rate was similar for 2010, 2009 and 2008 and reflected an effective rate of 32.7, 33.2, and 33.7 percent of pretax income, respectively.

Reported Net Income

The following table reflects our reported net income for the 2010, 2009 and 2008 periods:

	For the Year Ended December 31,
			Change		Change
($ in millions)	2010	2009	2010 vs. 2009	2008	2009 vs. 2008
Net Income	$147.1	$101.0	46%	$117.4	−14%

Diluted net income per share	$4.28	$3.05	40%	$3.50	−13%

Weighted Average Shares Outstanding

The weighted average diluted shares outstanding for 2010, 2009 and 2008 were 34.4 million, 33.1 million and 33.6 million shares, respectively. The increase in weighted average diluted shares outstanding for 2010 compared to 2009 is due to no open market share repurchases under our stock repurchase program, the issuance of shares under employee compensation plans, and the higher dilutive effect of stock options outstanding due to a higher stock price in 2010. The decrease in the average diluted shares outstanding for 2009 compared to 2008 is due principally to our share repurchase activity.

Critical Accounting Policies

The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, share-based employee compensation, dealer holdback programs, product warranties and product liability.

Revenue recognition:  Revenues are recognized at the time of shipment to the dealer, distributor or other customers. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. We have not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change.

Sales promotions and incentives:  We generally provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2010 and 2009, accrued sales promotions and incentives were $75.5 million and $67.1 million, respectively, resulting from an increase in the core ATV and snowmobile sales promotions and incentives cost environment offset by a reduction in units in dealer inventory during 2010. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.

Share-based employee compensation:  We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses.

We estimate the likelihood and the rate of achievement for performance sensitive share-based awards, specifically long-term compensation grants of long term incentive plan (“LTIP”) and restricted stock. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses.

Dealer holdback programs:  We provide dealer incentive programs whereby at the time of shipment we withhold an amount from the dealer until ultimate retail sale of the product. We record these amounts as a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. We recorded accrued liabilities of $79.7 million and $72.2 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

Product warranties:  We provide a limited warranty for ORVs for a period of six months and for a period of one year for our snowmobiles and motorcycles. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2010 and 2009, the accrued warranty liability was $32.7 million and $25.5 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability:  We are subject to product liability claims in the normal course of business. We self-insure our product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2010 and 2009, we had accruals of $12.0 million and $11.4 million, respectively, for the possible payment of pending claims related to continuing operations. These accruals are included in other accrued expenses in the consolidated balance sheets. In addition, we had an accrual of $1.6 million and $1.9 million at December 31, 2010 and 2009, respectively, for the possible payment of pending claims related to discontinued operations. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

New Accounting Pronouncements

Improving Disclosure about Fair Value Measurements:  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. We have included the additional disclosure required by ASU 2010-06 in its footnotes beginning with the 2010 first quarter.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing: Accounting for Transfers of Financial Assets.” This Topic amends the FASB Accounting Standards Codification for Statement 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). ASC Topic 860 provides guidance on how to account for transfers of financial assets including establishing conditions for reporting transfers of a portion of a financial asset as opposed to an entire asset and requires enhanced disclosures about a transferor’s continuing involvement with transfers. The impact of adoption of this topic was not material to us.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities:  In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC Topic 810, “Consolidation” (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. ASU 2009-17 was effective for us beginning with our quarter ended March 31, 2010. The impact of adopting the new guidance was not material to us.

Liquidity and Capital Resources

Our primary sources of funds have been cash provided by operating activities and borrowings under our credit arrangements. Our primary use of funds has been for repayments under our credit arrangements, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

The following chart summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31
($ in millions):	2010	2009	Change

Total cash provided by (used for):
Operating activities	$297.6	$193.2	$104.4
Investment activities	(42.1)	(29.7)	(12.4)
Financing activities	(1.8)	(50.4)	48.6

Increase in cash and cash equivalents	$253.7	$113.1	$140.6

Operating activities:

For the year ended December 31, 2010, we generated net cash from operating activities of $297.6 million compared to net cash from operating activities of $193.2 million in the same period of 2009, an increase of 54 percent. The $104.4 million increase in net cash provided by operating activities for the year ended 2010 compared to the same period in 2009 is primarily due to a $46.1 million increase in net income, and $88.3 million lower investment in working capital. This lower working capital investment resulted primarily from higher accounts payable and accrued expenses totaling $145.2 million partially offset by an increased investment in inventory of $56.6 million based on the higher demand for our products, which has resulted in a 27 percent increase in total sales. The Company used the cash flow generated from operations in 2010 to fund investing and financing activities as well as to increase cash and cash equivalents by $253.7 million compared to 2009.

Investing activities:

Net cash used for investing activities was $42.1 million for 2010 compared to cash used totaling $29.7 million for 2009. The primary use of cash in 2010 and 2009 was the investment in property and equipment of $55.7 million and $43.9 million, respectively.

Financing activities:

Net cash used for financing activities was $1.8 million for 2010 compared to $50.4 million in 2009. In 2010, we used cash for financing activities to pay cash dividends of $53.0 million and repurchase shares of common stock for $27.5 million, offset by proceeds from stock issuances under employee plans of $68.1 million. In 2009, we used cash for financing activities to pay cash dividends of $50.2 million and repurchase shares of common stock for $4.6 million.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. We are a party to an unsecured variable interest rate bank lending agreement that matures on December 2, 2011, comprised of a $250.0 million revolving loan facility for working capital needs and a $200.0 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates plus a margin, as defined (effective rate was 0.65 percent at December 31, 2010). At December 31, 2010 and 2009, we had total outstanding borrowings under the agreement of $200.0 million. Our debt to total capital ratio was 35 percent at December 31, 2010 and 49 percent at December 31, 2009.

In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes are expected to be issued in May 2011. As a result, we have classified $100.0 million of the $200.0 million term loan outstanding as long-term liabilities in the consolidated balance sheet as of December 31, 2010.

As of December 31, 2010, we have entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap	Fixed Rate	Notional	Expiration
Entered into	(LIBOR)	Amount	Date

2009	1.34%	$25,000,000	April 2011
2009	0.98%	$25,000,000	April 2011

Each of these interest rate swaps was designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on December 31, 2010 was a liability of $0.1 million.

We entered into and settled an interest rate lock contract in November 2010 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $0.3 million gain, net of deferred taxes of $0.1 million, which will be amortized into income over the life of the related debt.

The following table summarizes our significant future contractual obligations at December 31, 2010:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

Borrowings under credit agreement:
Revolving loan facility	$0.0	—	—	—	—
Term loan	200.0	$200.0	—	—	—
Interest expense under term loan and swap agreements	1.4	1.4	—	—	—
Operating leases	32.0	3.7	$8.1	$5.9	$14.3

Total	$233.4	$205.1	$8.1	$5.9	$14.3

Additionally, at December 31, 2010, we had letters of credit outstanding of $4.0 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $5.5 million.

Our Board of Directors authorized the cumulative repurchase of up to 37.5 million shares of our common stock through December 31, 2010. Of that total, approximately 34.4 million shares were repurchased cumulatively from 1996 through December 31, 2010. We paid $27.5 million to repurchase and retire approximately 0.6 million shares during 2010 related to the exercise of certain employee stock based incentive transactions. The share repurchase activity during 2010 had a $0.07 beneficial impact on earnings per share for the year ended December 31, 2010. We have authorization from our Board of Directors to repurchase up to an additional 3.1 million shares of Polaris stock at December 31, 2010, which represents approximately nine percent of the total shares currently outstanding.

We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2010 and 2009, was approximately $667.6 million and $714.8 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.

In 1996, one of our wholly-owned subsidiaries entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of GE and, as a result of that merger, TDF’s name was changed to GECDF. Polaris Acceptance provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a Securitization Facility, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2010 and 2009, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $323.8 million and $387.5 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860, (originally issued as SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF (which at December 31, 2010 and 2009 was approximately $92.9 million and $83.9 million, respectively). We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at December 31, 2010 and 2009 was $37.2 million and $41.3 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase or termination by either party. Substantially all of our United States sales are financed through Polaris Acceptance and the Securitization Facility whereby we receive payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as investments in finance affiliate in the consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the consolidated statements of income. At December 31, 2010, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $174.0 million, a four percent increase from $167.5 million at December 31, 2009. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2010 was $497.8 million, a 10 percent decrease from $555.0 million at December 31, 2009. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC, under which HSBC manages the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The agreement provides for income to be paid to us based on a percentage of the volume of revolving retail credit business generated. HSBC ceased financing non-Polaris products under its arrangement with us effective July 1, 2007 resulting in a significant decline in the income from financial services reported by us in the second half of 2007. During the first quarter of 2008, HSBC notified us that the profitability to HSBC of the contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for our customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to our consumers, we began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term. During the 2010 second quarter Polaris and HSBC extended the term of the agreement on similar terms to October 2013.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. Our income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. In November 2010, we extended our installment credit contract to March 2016 under which GE Bank will provide exclusive installment credit lending for Victory motorcycles only.

In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer credit to customers of our dealers for Polaris products in the United States. Our income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. In October 2010, we extended our installment credit agreement to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles.

During 2010, consumers financed approximately 33 percent of our vehicles sold in the United States through the combined HSBC revolving retail credit and GE Bank and Sheffield installment retail credit arrangements, while the volume of revolving and installment credit contracts written in calendar year 2010 was $494.8 million, a 16 percent increase from 2009. The income generated from the HSBC, GE Bank and Sheffield retail credit agreements in 2011 is expected to increase over the 2010 income generated.

Improvements in manufacturing capacity and product development during 2010 included $15.3 million of tooling expenditures for new product development across all product lines. We anticipate that capital expenditures for 2011, including tooling and research and development equipment, will range from $70.0 million to $80.0 million, which includes the anticipated capital expenditure requirement for the new manufacturing plant under construction in Monterrey, Mexico.

Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the existing $250.0 million line of credit arrangement and the new Master Note Purchase Agreement, will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2011. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates

Commodity inflation has had an impact on our results of operations in 2010. The changing relationships of the United States dollar to the Canadian dollar, Euro and Japanese yen have also had a material impact from time-to-time.

During 2010, purchases totaling five percent of our cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on our raw material purchase prices and cost of sales in 2010 had a negative financial impact when compared to 2009. At December 31, 2010, we had no Japanese yen foreign exchange hedging contracts in place. We anticipate that the yen-dollar exchange rate fluctuation will again have a negative impact on cost of sales during 2011 when compared to 2010.

We operate in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 14 percent of our total sales in 2010. From time to time, we utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar. The United States dollar weakened in relation to the Canadian dollar in 2010, which resulted in a net positive financial impact on our sales and gross margins for the full year 2010 when compared to 2009. At December 31, 2010, we had open Canadian dollar foreign exchange hedging contracts in place for approximately 50 percent of our exposure through December 31, 2011 with notional amounts totaling $122.9 million with an average exchange rate of approximately 0.97 United States dollar to Canadian dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar exchange rate fluctuation will have a neutral impact on sales and gross margins during 2011 when compared to 2010.

We operate in various countries, principally in Europe, through wholly-owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly from our United States operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the United States dollar in relation to the Euro and other currencies has resulted in a neutral impact on gross margins for 2010 when compared to 2009. At December 31, 2010, we had open Swedish Krona foreign exchange contracts in place through June 30, 2011, and Australian dollar foreign exchange hedging contracts in place through December 31, 2011. The open Swedish Krona contracts had notional amounts totaling $4.8 million with an average exchange rate of approximately .15 United States dollar to the Swedish Krona, and the open Australian dollar contracts had notional amounts totaling $6.3 million with an average exchange rate of approximately .92 United States dollar to the Australian dollar. We had no foreign exchange hedging contracts in place for the Euro or Norwegian Krone at December 31, 2010. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the exchange rates for other foreign currencies, including the Swedish Krona and Australian dollar, will have a negative impact on sales and gross margins for 2011 when compared to 2010.

The assets and liabilities in all of our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income, net in the Shareholders’ Equity section of the consolidated balance sheets. Revenues and expenses in all of our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter.

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, fuel, natural gas and petroleum-based resins. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process.

We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience gross margin declines to the extent we are not able to increase selling prices of our products. At December 31, 2010, we had diesel fuel hedging contracts in place to hedge approximately 13 percent of our expected exposure for 2011. These diesel fuel contracts did not meet the criteria for hedge accounting and the resulting unrealized gain as of December 31, 2010 was $0.3 million pretax, which was included in the consolidated statements of income as a component of cost of sales. We also have aluminum hedging contracts in place to hedge approximately 13 percent of our expected exposure for 2011. These aluminum contracts did not meet the criteria for hedge accounting and the resulting unrealized gain as of December 31, 2010 was $0.6 million pretax, which was included in the consolidated statements of income as a component of cost of sales.

We are a party to a credit agreement with various lenders consisting of a $250 million revolving loan facility and a $200 million term loan. Interest accrues on both the revolving loan and the term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. Additionally, as of December 31, 2010, we were a party to two interest rate swap agreements that lock in a fixed Libor interest rate on a total of $50.0 million of borrowings. We are exposed to interest rate changes on any borrowings during the year in excess of $50.0 million. Based upon the average outstanding borrowings of $200.0 million during 2010, the 0.65 percent interest rate charged to us at December 31, 2010 and the interest rate swap agreements, a one-percent increase in interest rates would have had an approximately $1.5 million impact on interest expense in 2010 and a 0.65 percent decrease in interest rates would have had an approximately $1.0 million impact on interest expense in 2010.

We have been manufacturing our own engines for selected models of snowmobiles since 1995, motorcycles since 1998 and ORVs since 2001 at our Osceola, Wisconsin facility. Also, in 1995, we entered into an agreement with Fuji to form Robin. Under the terms of the agreement, we have a 40 percent ownership interest in Robin, which builds engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines. Fuji and Polaris have agreed to close the Robin facility by mid-2011 as the production volume of engines produced at the facility has declined significantly in recent years. Subsequent to the closing of the Robin facility, Fuji will support the production of the Polaris engines from its facility in Japan.

In the third quarter of 2010, we sold our remaining equity investment in KTM for $9.6 million and recorded a net gain on securities available for sale of $1.6 million. Prior to the sale of the KTM investment, we owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320. During the second quarter 2010, we determined that the decline in the fair value of the KTM shares owned by us as of June 30, 2010 was other than temporary and therefore recorded in the statement of income a non-cash impairment charge on securities held for sale of $0.8 million. During the first quarter 2009, we determined that the decline in the fair value of the KTM shares owned by us as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $9.0 million.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

Management’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

Scott W. Wine
Chief Executive Officer

Michael W. Malone
Vice President of Finance,
Chief Financial Officer

March 1, 2011

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 1, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 1, 2011

Report Of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders
Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 1, 2011

POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$393,927	$140,240
Trade receivables, net	89,294	90,405
Inventories, net	235,927	179,315
Prepaid expenses and other	21,628	20,638
Deferred tax assets	67,369	60,902

Total current assets	808,145	491,500
Property and Equipment:
Land, buildings and improvements	118,831	118,304
Equipment and tooling	488,562	454,023

	607,393	572,327
Less accumulated depreciation	(423,382)	(377,911)

Property and equipment, net	184,011	194,416
Investments in finance affiliate	37,169	41,332
Investments in manufacturing affiliates	1,009	10,536
Goodwill and other intangible assets, net	31,313	25,869

Total Assets	$1,061,647	$763,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term borrowings under credit agreement	$100,000	—
Accounts payable	113,248	$75,657
Accrued expenses:
Compensation	126,781	55,313
Warranties	32,651	25,520
Sales promotions and incentives	75,494	67,055
Dealer holdback	79,688	72,229
Other	52,194	38,748
Income taxes payable	2,604	6,702
Current liabilities of discontinued operations	1,550	1,850

Total current liabilities	584,210	343,074
Long term income taxes payable	5,509	4,988
Deferred income taxes	937	11,050
Long-term borrowings under credit agreement	100,000	200,000

Total liabilities	690,656	559,112

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 34,234 and 32,648 shares issued and outstanding	342	326
Additional paid-in capital	79,257	9,992
Retained earnings	285,494	191,399
Accumulated other comprehensive income, net	5,898	2,824

Total shareholders’ equity	370,991	204,541

Total Liabilities and Shareholders’ Equity	$1,061,647	$763,653

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Sales	$1,991,139	$1,565,887	$1,948,254
Cost of sales	1,460,926	1,172,668	1,502,546

Gross profit	530,213	393,219	445,708
Operating expenses:
Selling and marketing	142,353	111,137	137,035
Research and development	84,940	62,999	77,472
General and administrative	99,055	71,184	69,607

Total operating expenses	326,348	245,320	284,114
Income from financial services	16,856	17,071	21,205

Operating Income	220,721	164,970	182,799
Non-operating expense (Income):
Interest expense	2,680	4,111	9,618
Gain (Loss) on securities available for sale	(825)	8,952	—
Other expense (income), net	325	733	(3,881)

Income before income taxes	218,541	151,174	177,062
Provision for income taxes	71,403	50,157	59,667

Net Income	$147,138	$101,017	$117,395

Basic Net Income per share	$4.40	$3.12	$3.58

Diluted Net Income per share	$4.28	$3.05	$3.50

Weighted average shares outstanding:
Basic	33,450	32,399	32,770
Diluted	34,382	33,074	33,564

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

					Accumulated Other
	Number	Common	Additional	Retained	Comprehensive
	of Shares	Stock	Paid-In Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2007	34,212	$342	—	$146,763	$25,877	$172,982
Employee stock compensation	305	3	18,555			18,558
Proceeds from stock issuances under employee plans	520	5	12,860			12,865
Tax effect of exercise of stock options			1,730			1,730
Cash dividends declared ($1.52 per share)				(49,602)		(49,602)
Repurchase and retirement of common shares	(2,545)	(25)	(33,145)	(73,997)		(107,167)
Comprehensive income:
Net Income				117,395
Foreign currency translation adjustments, net					(18,421)
Unrealized loss on available for sale securities, net					(12,913)
Unrealized gain on derivative instruments, net					1,600
Total comprehensive income						87,661

Balance, December 31, 2008	32,492	325	—	140,559	(3,857)	137,027
Employee stock compensation	31	0	10,226			10,226
Proceeds from stock issuances under employee plans	236	2	4,731			4,733
Tax effect of exercise of stock options			(410)			(410)
Cash dividends declared ($1.56 per share)				(50,177)		(50,177)
Repurchase and retirement of common shares	(111)	(1)	(4,555)			(4,556)
Comprehensive income:
Net Income				101,017
Foreign currency translation adjustments, net of tax of $69					115
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax of $2,277					6,675
Unrealized loss on available for sale securities, net of tax benefit of $230					(382)
Unrealized gain on derivative instruments, net of tax of $165					273
Total comprehensive income						107,698

Balance, December 31, 2009	32,648	326	9,992	191,399	2,824	204,541
Employee stock compensation	154	2	18,050			18,052
Proceeds from stock issuances under employee plans	2,033	20	68,085			68,105
Tax effect of exercise of stock options			10,610			10,610
Cash dividends declared ($1.60 per share)				(53,043)		(53,043)
Repurchase and retirement of common shares	(601)	(6)	(27,480)			(27,486)
Comprehensive income:
Net Income				147,138
Foreign currency translation adjustments, net of tax of $222					3,131
Unrealized gain on available for sale securities, net of tax benefit of $230					382
Unrealized loss on derivative instruments, net of tax benefit of $256					(439)
Total comprehensive income						150,212

Balance, December 31, 2010	34,234	$342	$79,257	$285,494	$5,898	$370,991

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	For the Year Ended
	December 31,
	2010	2009	2008

Operating Activities:
Net income	$147,138	$101,017	$117,395
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on securities available for sale	(825)	8,952	—
Depreciation and amortization	66,519	64,593	66,112
Noncash compensation	18,052	10,226	18,558
Noncash income from financial services	(4,574)	(4,021)	(4,604)
Noncash expense from manufacturing affiliates	1,376	382	157
Deferred income taxes	(16,888)	13,573	(966)
Tax effect of stock based compensation exercises	(10,610)	410	(1,731)
Changes in current operating items:
Trade receivables	1,111	8,192	(15,714)
Inventories	(56,612)	42,997	(3,970)
Accounts payable	37,580	(40,329)	25,941
Accrued expenses	107,663	(24,759)	(7,469)
Income taxes payable	7,033	7,325	(7,773)
Prepaid expenses and others, net	956	4,643	(9,730)

Net cash provided by continuing operations	297,919	193,201	176,206
Net cash flow (used for) discontinued operations	(300)	—	(452)

Net cash provided by operating activities	297,619	193,201	175,754
Investing Activities:
Purchase of property and equipment	(55,718)	(43,932)	(76,575)
Investments in finance affiliate	(9,173)	(3,007)	(9,209)
Distributions from finance affiliates	17,910	17,261	16,049
Proceeds from sale of investments	9,601	—	—
Acquisition of businesses, net of cash acquired	(4,738)	—	—

Net cash used for investment activities	(42,118)	(29,678)	(69,735)
Financing Activities:
Borrowings under credit agreement	—	364,000	786,000
Repayments under credit agreement	—	(364,000)	(786,000)
Repurchase and retirement of common shares	(27,486)	(4,556)	(107,167)
Cash dividends to shareholders	(53,043)	(50,177)	(49,602)
Tax effect of proceeds from stock based compensation exercises	10,610	(410)	1,731
Proceeds from stock issuances under employee plans	68,105	4,733	12,865

Net cash used for financing activities	(1,814)	(50,410)	(142,173)
Net increase (decrease) in cash and cash equivalents	253,687	113,113	(36,154)
Cash and cash equivalents at beginning of period	140,240	27,127	63,281

Cash and cash equivalents at end of period	$393,927	$140,240	$27,127

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$2,813	$3,966	$9,614

Income taxes paid	$81,142	$29,039	$70,205

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies

Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance off-road vehicles snowmobiles, and on-road vehicles including motorcycles and low emission vehicles. Polaris products, together with related parts, garments and accessories are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, the United Kingdom, Australia, Norway, Sweden, Germany, Spain, China and Brazil.

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

In 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. The marine products division’s financial results are reported separately as discontinued operations for all periods presented.

The Company evaluates consolidation of entities under Accounting Standards Codification (“ASC”) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2010, 2009 and 2008.

Fair Value Measurements: ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This Topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value its derivative instruments used to hedge interest rate volatility, foreign currency and commodity transactions. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3

Asset (Liability)
Non-qualified deferred compensation assets	$2,124	$2,124	—	—
Interest rate swap agreements	(126)	—	$(126)	—
Foreign exchange contracts, net	(2,019)	—	(2,019)	—
Commodity contracts	889	—	889	—

Total	$868	$2,124	$(1,256)	—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3

Asset (Liability)
Investment in KTM	$8,150	$8,150	—	—
Non-qualified deferred compensation assets	2,360	2,360	—	—
Interest rate swap agreements	(699)		$(699)	—
Foreign exchange contracts, net	(350)		(350)	—
Commodity contracts	3,485		3,485	—

Total	$12,946	$10,510	$2,436	—

Investment in Finance Affiliate: The caption Investment in finance affiliate in the consolidated balance sheets represents Polaris’ 50 percent equity interest in Polaris Acceptance, a partnership agreement between GE Commercial Distribution Finance Corporation (“GECDF”) and one of Polaris’ wholly-owned subsidiaries. Polaris Acceptance provides floor plan financing to Polaris dealers in the United States. Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as investments in finance affiliate in the consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 6 for additional information regarding Polaris’ investment in Polaris Acceptance.

Investment in Manufacturing Affiliates: The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products and Polaris’ equity investment in KTM prior to the sale of that investment. At December 31, 2010, Polaris had a 40 percent ownership interest in Robin. Fuji and Polaris have agreed to close the Robin facility by mid-2011 as the production volume of engines made at the facility has declined significantly in recent years. In the third quarter of 2010, the Company sold its remaining equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”) which manufactures off-road and on-road motorcycles, for $9,601,000 and recorded a net gain on securities available for sale of $1,594,000. Prior to the sale of the KTM investment, the Company owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of June 30, 2010 was other than temporary and therefore recorded in the statement of income a non-cash impairment charge on securities held for sale of $769,000. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the statement of income a non-cash impairment charge on securities held for sale of $8,952,000.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2010	2009

Raw materials and purchased components	$35,580	$19,777
Service parts, garments and accessories	60,813	58,556
Finished goods	155,744	116,575
Less: reserves	(16,210)	(15,593)

Inventories	$235,927	$179,315

Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

Goodwill and other intangible assets: ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31, 2010 and 2009. The results of the analyses indicated that no goodwill or intangible impairment existed. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Balance as of beginning of year	$25,869	$24,693
Goodwill acquired during the year	1,985	—
Currency translation effect on foreign goodwill balances	500	1,176

Balance as of end of year	$28,354	$25,869

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangibles consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Existing Technology	$3,147	$(188)	—	—

Amortized intangible assets totaled $2,959,000 at December 31, 2010 and consisted of product technology acquired during 2010. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets. Aggregate amortization expense for intangibles was $188,000, $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average amortization period for the existing technology is seven years. Estimated amortization expense for each of the years 2011 to 2015 is expected to be $450,000 per year. The preceding expected amortization expenses is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2010, 2009, and 2008 Polaris incurred $84,940,000, $62,999,000, and $77,472,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2010, 2009, and 2008 Polaris incurred $40,833,000, $37,433,000 and $51,193,000, respectively.

Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

Product warranties: Polaris provides a limited warranty for its off-road vehicles for a period of six months and for a period of one year for its snowmobiles and motorcycles. Polaris may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$25,520	$28,631	$31,782
Additions charged to expense	43,721	40,977	39,960
Warranty claims paid	(36,590)	(44,088)	(43,111)

Balance at end of year	$32,651	$25,520	$28,631

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $75,494,000 and $67,055,000 related to various sales promotions and incentive programs as of December 31, 2010 and 2009, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Polaris provides dealer incentive programs whereby at the time of shipment Polaris withholds an amount from the dealer until ultimate retail sale of the product. Polaris records these amounts as a reduction of revenue and a liability on the consolidated balance sheet until they are ultimately paid. Payments are generally made to dealers twice each year, in the first quarter and the third quarter, subject to previously established criteria. Polaris recorded accrued liabilities of $79,688,000 and $72,229,000, for dealer holdback programs in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

Foreign currency translation: The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. The net Accumulated other comprehensive income related to translation gains and losses was a net gain of $6,991,000 and $3,861,000 at December 31, 2010 and 2009, respectively.

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

Share-based employee compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under ASC Topic 718, Polaris uses the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of Topic 718 in future periods, the compensation expense that was recorded under Topic 718 may differ significantly from what was recorded in the current period. Refer to Note 2 for additional information regarding share-based compensation.

The Company estimates the likelihood and the rate of achievement for performance sensitive share-based awards, specifically long-term compensation grants of Long Term Incentive Plan (“LTIP”) and restricted stock. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses.

Accounting for derivative instruments and hedging activities: ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The net unrealized loss of the derivative instruments of $1,256,000 at December 31, 2010 and the net

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized gain of $2,436,000 at December 31, 2009 were recorded in the accompanying balance sheets as other current assets or other current liabilities. Polaris’ derivative instruments consist of the interest rate swap agreements and foreign exchange and commodity contracts discussed below. The after tax unrealized losses of $1,093,000 and $655,000 as of December 31, 2010 and 2009, respectively, were recorded as components of Accumulated other comprehensive income. The Company’s diesel fuel contracts in 2010 and 2009, and aluminum contracts in 2010 and 2009 did not meet the criteria for hedge accounting and therefore, the resulting unrealized gains from those contracts are included in the consolidated statements of income in Cost of sales. The unrealized gains for the diesel fuel contracts for 2010 and 2009 totaled $282,000 and 212,000, respectively, pretax, and the unrealized gains for the aluminum contracts for 2010 and 2009 totaled $607,000 and $3,273,000, respectively, pretax.

Interest rate swap agreements: At December 31, 2010, Polaris had two interest rate swaps on a combined $50,000,000 of borrowings which expires in April 2011. Each of these interest rate swaps were designated as and met the criteria as cash flow hedges. The fair value of these swap agreements were calculated by comparing the fixed rate on the agreement to the market rate of financial instruments similar in nature. The fair values of the swaps on December 31, 2010 and 2009 were unrealized losses of $126,000 and $699,000, respectively, which were recorded as a liability in the accompanying consolidated balance sheets. Gains and losses resulting from these agreements are recorded in interest expense when realized. Unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Norwegian Krone, Swedish Krona, and Australian dollar contracts at settlement are recorded in Nonoperating other expense (income). Gains and losses on the Japanese yen contracts at settlement are recorded in Cost of sales. Unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The fair value of the foreign exchange contracts was a net liability of $2,019,000 as of December 31, 2010 and a net liability of $350,000 as of December 31, 2009.

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2010 and 2009, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. These contracts did not meet the criteria for hedge accounting and the resulting unrealized gains and losses are recorded in the consolidated statements of income as a component of cost of sales. The fair value of the commodity derivative contracts was a net asset of $889,000 as of December 31, 2010 and a net asset of $3,485,000 as of December 31, 2009.

Comprehensive income: Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, and unrealized gains or losses on securities held for sale, net of tax. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

New accounting pronouncements: Improving Disclosure about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. We have included the additional disclosure required by ASU 2010-06 in its footnotes beginning with the 2010 first quarter.

Accounting for Transfers of Financial Assets: In December 2009, the FASB issued ASC Topic 860, “Transfers and Servicing: Accounting for Transfers of Financial Assets.” This Topic amends the FASB Accounting Standards Codification for Statement 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140). ASC Topic 860 provides guidance on how to account for transfers of financial assets including establishing conditions for reporting transfers of a portion of a financial asset as opposed to an entire asset and requires enhanced disclosures about a transferor’s continuing involvement with transfers. The impact of adoption of this topic was not material to us.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities: In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC Topic 810, “Consolidation” (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. ASU 2009-17 was effective for us beginning with our quarter ended March 31, 2010. The impact of adopting the new guidance was not material to us.

NOTE 2.	Share-Based Employee Compensation

Share-based plans: Polaris maintains an Omnibus Incentive Plan (“Omnibus Plan”) under which the Company grants long-term equity-based incentives and rewards for the benefit of its employees, directors and consultants, which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan (“Broad Based Plan”), the Restricted Stock Plan (“Restricted Plan”) and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and, collectively with the Option Plan, Restricted Plan and Broad Based Plan, the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 2,750,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares cancelled or forfeited under the Prior Plans.

Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, the Company has granted a total of 45,000 deferred stock units to its non-employee directors under the Omnibus Plan since 2007 (10,000, 16,000 and 11,600 in 2010, 2009 and 2008, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

Under the Option Plan, incentive and nonqualified stock options for a maximum of 8,200,000 shares of common stock could be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

Under the Broad Based Plan, incentive stock options for a maximum of 700,000 shares of common stock could be issued to substantially all Polaris employees. Options with respect to 675,400 shares of common stock were granted under this plan during 1999 at an exercise price of $15.78 and of the options initially granted under the Broad Based Plan, an aggregate of 518,400 vested in March 2002. This plan and any outstanding options expired in 2009.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”) members of the Board of Directors who are not Polaris officers or employees receive annual grants of common stock equivalents and may also elect to receive additional common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 250,000 shares of common stock has been authorized under this plan of which 115,249 equivalents have been earned and an additional 100,200 shares have been issued to retired directors as of December 31, 2010. As of December 31, 2010 and 2009, Polaris’ liability under the plan totaled $8,992,000 and $5,690,000, respectively.

Polaris maintains a long term incentive plan under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle, participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2010 and 2009, Polaris’ liability under the plan totaled $49,745,000 and $4,587,000, respectively.

Share-based compensation expense: The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates stock option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest.

Total share-based compensation expenses were as follows:

	For the Year Ended
	December 31,
(In thousands)	2010	2009	2008

Option plan	$6,132	$4,653	$6,094
Other share-based awards, net	52,807	12,354	3,810

Total share-based compensation before tax	58,939	17,007	9,904
Tax benefit	23,039	6,620	3,854

Total share-based compensation expense included in net income	$35,900	$10,387	$6,050

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

At December 31, 2010, there was $18,606,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over a weighted-average period of 1.56 years. Included in unrecognized share-based compensation is approximately $15,899,000 related to stock options and $2,707,000 for restricted stock.

General stock option and restricted stock information: The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2010, 2009 and 2008:

	Option Plan		Omnibus Plan		Broad Based Plan		Director Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance as of December 31, 2007	4,140,297	$37.51	14,000	$49.28	46,400	$15.78	88,000	$46.06

Granted	—	—	764,100	41.24	—	—	—	—
Exercised	(484,548)	24.17	—	—	(8,600)	15.78	—	—
Forfeited	(249,900)	64.79	(2,200)	38.04	(1,000)	15.78	—	—

Balance as of December 31, 2008	3,405,849	$37.41	775,900	$41.40	36,800	$15.78	88,000	$46.06

Granted	—	—	667,000	25.16	—	—	—	—
Exercised	(165,826)	19.34	—	—	(33,999)	15.78	—	—
Forfeited	(20,400)	44.78	(24,000)	40.18	(2,801)	15.78	—	—

Balance as of December 31, 2009	3,219,623	$38.29	1,418,900	$33.78	—	—	88,000	$46.06

Granted	—	—	807,906	53.61	—	—	—	—
Exercised	(1,975,993)	33.00	(3,000)	48.50	—	—	(36,000)	49.30
Forfeited	(6,750)	42.97	(69,400)	37.58	—	—	—	—

Balance as of December 31, 2010	1,236,880	$46.72	2,154,406	$41.07	—	—	52,000	$43.82

Vested or expected to vest as of December 31, 2010	1,236,880	$46.72	2,056,540	$40.85	—	—	52,000	$43.82

Options exercisable as of December 31, 2010	1,236,880	$46.72	10,500	$49.63	—	—	52,000	$43.82

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise Prices	12/31/10	Contractual Life	Exercise Price	12/31/10	Exercise Price

$19.80 to $20.06	357,000	8.09	$19.85	—	—
$20.07 to $30.97	439,012	5.97	$28.98	155,012	$26.57
$30.98 to $43.02	418,848	5.80	$39.43	130,448	$42.60
$43.03 to $44.66	596,876	7.54	$44.18	102,400	$43.80
$44.67 to $46.66	628,500	6.55	$45.85	379,500	$46.30
$46.67 to $59.45	513,020	4.93	$52.93	491,020	$52.96
$59.46 to $59.96	432,330	9.70	$59.96	—	—
$59.97 to $75.21	57,700	5.85	$68.64	41,000	$69.38

The weighted average remaining contractual life of outstanding options was 6.86 years as of December 31, 2010.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the weighted average fair value of options of $18.60, $5.89, and $9.09 granted during the years ended December 31, 2010, 2009, and 2008, respectively:

	For the Year
	Ended December 31,
	2010	2009	2008

Weighted-average volatility	48%	42%	31%
Expected dividend yield	3.0%	6.6%	3.7%
Expected term (in years)	5.1	5.7	5.7
Weighted average risk free interest rate	2.5%	2.2%	2.7%

The total intrinsic value of options exercised during the year ended December 31, 2010 was $49,626,000. The total intrinsic value of options outstanding and exercisable at December 31, 2010, 2009, and 2008 was $40,795,000, $25,962,000, and $6,405,000, respectively. The total intrinsic value at each of December 31, 2010, 2009 and 2008 is based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2010:

		Weighted
	Shares	Average
	Outstanding	Grant Price

Balance as of December 31, 2009	124,967	$39.06

Granted	25,954	57.90
Vested	(9,967)	48.15
Canceled/Forfeited	(12,500)	31.73

Balance as of December 31, 2010	128,454	$42.87

Expected to vest as of December 31, 2010	128,454	$42.87

The total intrinsic value of restricted stock expected to vest as of December 31, 2010 was $10,022,000. The total intrinsic value at December 31, 2010 is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2010, 2009, and 2008 were $57.90, $35.67, and $39.21, respectively.

Employee Savings Plans

Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 3,600,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $8,123,000, $0, and $6,706,000, in 2010, 2009 and 2008, respectively. In 2009, the Company suspended its annual contribution of shares into the ESOP as a cost reduction measure; however, contributions were made again in 2010. As of December 31, 2010 there were 2,475,000 shares vested in the plan.

Polaris sponsors a 401(k) retirement savings plan under which eligible United States employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $7,073,000, $6,827,000, and $7,251,000, in 2010, 2009 and 2008, respectively.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Financing

Bank financing:  Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 to fund an accelerated share repurchase transaction. Interest is charged at rates based on LIBOR or “prime.” The agreement contains various restrictive covenants which limit investments, acquisitions and indebtedness. The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2010. The agreement expires on December 2, 2011 and the outstanding borrowings mature.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2010	2009	2008

Total borrowings at December 31,	$200,000	$200,000	$200,000
Average outstanding borrowings during year	$200,000	$268,100	$282,600
Maximum outstanding borrowings during year	$200,000	$345,000	$345,000
Interest rate at December 31	0.65%	0.79%	0.77%

As of December 31, 2010, Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
Entered into	Fixed Rate (LIBOR)	Notional Amount	Expiration Date

2009	1.34%	$25,000,000	April 2011
2009	0.98%	$25,000,000	April 2011

Each of these interest rate swaps were designated as and met the criteria of cash flow hedges.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured Senior Notes due May 2018 and $75,000,000 of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes are expected to be issued in May 2011. As a result, the Company has classified $100,000,000 of the $200,000,000 term loan outstanding as of December 31, 2010 as a long-term liability in the consolidated balance sheet.

The Company entered into and settled an interest rate lock contract in November 2009 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $251,000 gain, net of deferred taxes of $149,000, which will be amortized into income over the life of the related debt.

Letters of credit:  At December 31, 2010, Polaris had open letters of credit totaling approximately $3,961,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

Dealer financing programs:  Certain finance companies, including Polaris Acceptance, an affiliate (see Note 6), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2010, was approximately $667,607,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to Sales in the accompanying consolidated statements of income.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Income Taxes

Polaris’ Income before income taxes was generated from its United States and foreign operations as follows:

	For the Years Ended December 31,
(In thousands):	2010	2009	2008

United States	$210,155	$143,483	$163,322
Foreign	8,386	7,691	13,740

Income before income taxes	$218,541	$151,174	$177,062

Components of Polaris’ Provision for income taxes are as follows:

	For the Years Ended December 31,
(In thousands):	2010	2009	2008

Current:
Federal	$73,597	$27,104	$48,370
State	7,381	3,723	5,520
Foreign	6,783	5,757	6,744
Deferred	(16,358)	13,573	(967)

Total	$71,403	$50,157	$59,667

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.3	2.3
Domestic manufacturing deduction	(1.8)	(1.1)	(1.1)
Research tax credit	(1.2)	(1.2)	(1.0)
Settlement of tax audits	—	—	(0.1)
Valuation allowance for foreign subsidiaries net operating losses	0.4	—	0.5
Other permanent differences	(1.5)	(1.8)	(1.9)

Effective income tax rate	32.7%	33.2%	33.7%

United States income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as of December 31, 2010. The Company has reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely in these subsidiaries.

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

	December 31,
	2010	2009

Current deferred income taxes:
Inventories	$6,618	$7,920
Accrued expenses	60,100	52,588
Derivative instruments	651	394

Total current	67,369	60,902

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	(1,973)	2,456
Property and equipment	(20,786)	(24,801)
Compensation payable in common stock	30,119	19,815
Net unrealized gains in other comprehensive income	(8,297)	(8,520)

Total noncurrent	(937)	(11,050)

Total	$66,432	$49,852

Polaris had liabilities recorded related to unrecognized tax benefits totaling $5,509,000 and $4,988,000 at December 31, 2010 and 2009, respectively. The liabilities were classified as Long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the Provision for income taxes on the consolidated statements of income. Polaris had reserves related to potential interest of $331,000 and $612,000 recorded as a component of the liabilities at December 31, 2010 and 2009, respectively. The entire balance of unrecognized tax benefits at December 31, 2010, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2006 through 2009 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
(In thousands):	2010	2009

Balance at January 1,	$4,988	$5,103
Gross increases for tax positions of prior years	1,259	94
Gross decreases for tax positions of prior years	—	(275)
Gross increases for tax positions of current year	1,345	985
Decreases due to settlements	—	(171)
Decreases for lapse of statute of limitations	(2,083)	(748)

Balance at December 31,	$5,509	$4,988

Note 5:	Shareholders’ Equity

Stock repurchase program:  The Polaris Board of Directors authorized the cumulative repurchase of up to 37,500,000 shares of the Company’s common stock. As of December 31, 2010, 3,119,000 shares remain available for repurchases under the Board’s authorization. During 2010 Polaris paid $27,486,000 to repurchase and retire approximately 601,000 shares. During 2009 Polaris paid $4,556,000 to repurchase and retire approximately 111,000 shares and in 2008 Polaris paid $107,167,000 to repurchase and retire approximately 2,545,000 shares.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder rights plan:  During 2000, the Polaris Board of Directors adopted a shareholder rights plan. Under the plan, a dividend of preferred stock purchase rights will become exercisable if a person or group should acquire 15 percent or more of the Company’s stock. The dividend will consist of one purchase right for each outstanding share of the Company’s common stock held by shareholders of record on June 1, 2000. The shareholder rights plan was amended and restated in April 2010. The amended and restated rights agreement extended the final expiration date of the rights from May 2010 to April 2020, expanded the definition of “Beneficial Owner” to include certain derivative securities relating to the common stock of the Company and increased the purchase price for the rights from $150 to $250 per share. The Board of Directors may redeem the rights earlier for $0.01 per right.

Accumulated other comprehensive income:  Accumulated other comprehensive income consisted of $6,991,000 and $3,861,000 of unrealized currency translation gains (net of tax of $8,298,000 and $8,520,000) as of December 31, 2010 and 2009, respectively, offset by $1,093,000 and $654,000 of unrealized losses (net of tax benefit of $650,000 and $394,000) related to derivative instruments as of December 31, 2010 and 2009, respectively, and $382,000 of unrealized losses on shares held for sale as of December 31, 2009.

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

		Unrealized Gains	Net Gains (Losses)	Accumulated Other
	Foreign Currency	(Losses) on	on Cash Flow	Comprehensive
	Items	Securities	Hedging Derivatives	Income

Balance at December 31, 2009	$3,861	$(382)	$(655)	$2,824
Reclassification to the income statement	—	382	(2,148)	(1,766)
Change in fair value	3,130	—	1,710	4,840

Balance at December 31, 2010	$6,991	—	$(1,093)	$5,898

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

	2010	2009	2008

Weighted average number of common shares outstanding	33,159	32,245	32,456
Director Plan and Deferred stock units	163	154	112
ESOP	128	0	202

Common shares outstanding — basic	33,450	32,399	32,770

Dilutive effect of Restricted Plan and Omnibus Plan	66	265	178
Dilutive effect of Option Plan and Omnibus Plan	866	410	616

Common and potential common shares outstanding — diluted	34,382	33,074	33,564

During 2010, 2009 and 2008, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 394,000, 1,672,000, and 2,862,000, respectively.

Stock Purchase Plan:  Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 1,500,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 95 percent of the average market price each month. As of December 31, 2010, approximately 587,000 shares had been purchased under the Purchase Plan.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Financial Services Arrangements

In 1996, one of Polaris’ wholly-owned subsidiaries entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GECDF. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to the securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to a Securitization Facility from time to time on an ongoing basis. At December 31, 2010 and 2009, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $323,790,000 and $387,503,000, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2010 and 2009, was $37,169,000 and $41,332,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ United States sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2010, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $497,830,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2010, the potential 15 percent aggregate repurchase obligation was approximately $81,443,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $29,000 and $1,837,000 at December 31, 2010 and 2009, respectively. Polaris’ exposure to losses with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2010 of $37,169,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying statements of income.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Revenues	$12,459	$12,559	$12,484
Interest and operating expenses	3,311	4,517	3,276

Net income	$9,148	$8,042	$9,208

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2010	2009

Finance receivables, net	$174,040	$167,485
Other assets	67	81

Total Assets	$174,107	$167,566

Notes payable	$92,863	$83,899
Other liabilities	6,980	1,766
Partners’ capital	74,264	81,901

Total Liabilities and Partners’ Capital	$174,107	$167,566

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label, which until July 2007 included providing retail credit for non-Polaris products. The 2005 agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated including non-Polaris products. The previous agreement provided for equal sharing of all income and losses with respect to the retail credit portfolio, subject to certain limitations. The 2005 contract removed all credit, interest rate and funding risk to Polaris and also eliminated the need for Polaris to maintain a retail credit cash deposit with HSBC, which was approximately $50,000,000 at August 1, 2005. HSBC ceased financing non-Polaris products under its arrangement with Polaris effective July 1, 2007. During the first quarter of 2008, HSBC notified the Company that the profitability to HSBC of the 2005 contractual arrangement was unacceptable and, absent some modification of that arrangement, HSBC might significantly tighten its underwriting standards for Polaris customers, reducing the number of qualified retail credit customers who would be able to obtain credit from HSBC. In order to avoid the potential reduction of revolving retail credit available to Polaris consumers, Polaris began to forgo the receipt of a volume based fee provided for under its agreement with HSBC effective March 1, 2008. Management currently anticipates that the elimination of the volume based fee will continue and that HSBC will continue to provide revolving retail credit to qualified customers through the end of the contract term. During the 2010 second quarter Polaris and HSBC extended the term of the agreement on similar terms to October 2013.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. In November 2010, the Company extended its installment credit agreement to March 2016 under which GE Bank will provide exclusive installment credit lending for Victory motorcycles only. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. In October 2010, Polaris extended its installment credit agreement to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Equity in earnings of Polaris Acceptance	$4,574	$4,021	$4,604
Income from Securitization Facility	8,027	9,559	8,620
Income from HSBC, GE Bank and Sheffield retail credit agreements	2,422	1,090	5,703
Income from other financial services activities	1,833	2,401	2,278

Total income from financial services	$16,856	$17,071	$21,205

Note 7:	Investment in Manufacturing Affiliates

The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ equity investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products as well as Polaris’ equity investment in KTM prior to the 2010 third quarter. At December 31, 2010, Polaris had a 40 percent ownership interest in Robin. Fuji and Polaris have agreed to close the Robin facility by mid-2011 as the production volume of engines made at the facility has declined significantly in recent years. In the third quarter of 2010, the Company sold its remaining equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”) which manufactures off-road and on-road motorcycles, for $9,601,000 and recorded a net gain on securities available for sale of $1,594,000. Prior to the sale of the KTM investment, the Company owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of June 30, 2010 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $769,000. During the first quarter 2009, the Company determined that the decline in the fair value of the KTM shares owned by the Company as of March 31, 2009 was other than temporary and therefore recorded in the income statement a non-cash impairment charge on securities held for sale of $8,952,000.

Polaris’ investments in manufacturing affiliates, including associated transaction costs, totaled $1,009,000 at December 31, 2010 and $10,536,000 at December 31, 2009. The investment in Robin is accounted for under the equity method.

Note 8:	Commitments and Contingencies

Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self-insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels. At December 31, 2010 the Company had an accrual of $11,956,000 for the probable payment of pending claims related to continuing operations. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. In addition, the Company had an accrual of $1,550,000 for the probable payment of pending claims related to discontinued operations at December 31, 2010.

Litigation: Polaris is a defendant in lawsuits and subject to claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all lease agreements was $5,553,000, $4,999,000 and $5,777,000 for 2010, 2009 and 2008, respectively.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual lease payments under long-term leases at December 31, 2010, including payments for the Monterrey, Mexico facility and exclusive of other costs required under non-cancelable operating leases were as follows (in thousands):

Year Ended
Lease Obligations	December 31, 2010

2011	$3,730
2012	4,422
2013	3,635
2014	3,091
2015	2,808
Thereafter	14,296

Total future minimum lease obligation	$31,982

Note 9.	Derivative Instruments and Hedging Activities

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its United States dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At December 31, 2010, Polaris had open Canadian Dollar contracts with notional amounts totaling United States $122,895,000 and a net unrealized loss of $1,544,000, open Swedish Krona contracts with notional amounts totaling United States $4,790,000 and an unrealized gain of $39,000, and open Australian Dollar contracts with notional amounts totaling $6,255,000 and a net unrealized loss of $514,000. These contracts have maturities through December 2011. The Company had no open Yen, Euro, or Norwegian Krone foreign currency derivative contracts in place at December 31, 2010.

Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2011 and metric tons of aluminum for 2011. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below summarize the carrying values of derivative instruments as of December 31, 2010 and 2009 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2010
	Fair Value —	Fair Value —	Derivative Net
	Assets	(Liabilities)	Carrying Value

Derivatives designated as hedging instruments
Interest rate contracts(1)	—	$(126)	$(126)
Foreign exchange contracts(2)	$39	(2,058)	(2,019)

Total derivatives designated as hedging instruments	$39	$(2,184)	$(2,145)

Commodity contracts(2)	$889	—	$889

Total derivatives not designated as hedging instruments	$889	—	$889

Total Derivatives	$928	$(2,184)	$(1,256)

	Carrying Values of Derivative Instruments as of December 31, 2009
	Fair Value —	Fair Value —	Derivative Net
	Assets	(Liabilities)	Carrying Value

Derivatives Designated as Hedging Instruments
Interest rate contracts(1)	—	$(699)	$(699)
Foreign exchange contracts(2)	$323	(673)	(350)

Total derivatives designated as hedging instruments	$323	$(1,372)	$(1,049)

Commodity contracts(2)	$3,485	—	$3,485

Total derivatives not designated as hedging instruments	$3,485	—	$3,485

Total Derivatives	$3,808	$(1,372)	$2,436

(1)	Included in Other Current Liabilities on the accompanying consolidated balance sheet.

(2)	Assets are included in Prepaid expenses and other and liabilities are included in Other Current Liabilities on the accompanying consolidated balance sheet.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the statement of income. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included as a component of Accumulated other comprehensive income for the twelve month periods ended December 31:

	Amount of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Accumulated OCI on	Recognized in Accumulated OCI on
	Derivative (Effective Portion)	Derivative (Effective Portion)
(In thousands):	Twelve Months Ended	Twelve Months Ended
Derivatives in Cash Flow	December 31,	December 31,
Hedging Relationships	2010	2009

Interest rate contracts	$609	$492
Foreign currency contracts	(1,048)	(219)

Total	$(439)	$273

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the twelve month periods ended December 31, (in thousands):

		Amount of Gain (Loss)	Amount of Gain (Loss)
		Reclassified from	Reclassified from
		Accumulated OCI	Accumulated OCI
	Location of Gain (Loss)	into Income	into Income
	Reclassified from	Twelve Months Ended	Twelve Months Ended
Derivatives in Cash Flow	Accumulated OCI	December 31,	December 31,
Hedging Relationships	Into Income	2010	2009

Interest rate contracts	Interest Expense	$(1,039)	$(1,683)
Foreign currency contracts	Other income, net	(1,133)	(1,668)
Foreign currency contracts	Cost of Sales	24	27

Total		$(2,148)	$(3,324)

The net amount of the existing gains or losses at December 31, 2010 that is expected to be reclassified into the statement of income within the next 12 months is not expected to be material. The ineffective portion of foreign currency contracts was not material for the twelve months ended December 31, 2010 and 2009.

The Company recognized a gain of $643,000 and a gain of $4,039,000 in Cost of sales on commodity contracts not designated as hedging instruments for the twelve month period ended December 31, 2010 and 2009, respectively.

Note 10.	Manufacturing Realignment

In May 2010, the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Monterrey, Mexico. The realignment is expected to lead to the sale or closure of the Osceola, WI manufacturing operations by 2012. The Company expects to record transition charges, including both exit costs and startup costs, over the next few years. The exit costs pertaining to the manufacturing realignment are expected to total approximately $10,000,000 over that time period. The exit costs are classified within Cost of sales in the consolidated statements of income. A summary of these exit costs follows:

		Amount Incurred
	Total Amount	During the Twelve	Cumulative Amounts
	Expected to be	Months Ended	Incurred through
(In thousands)	Incurred	December 31, 2010	December 31, 2010

Termination benefits	$7,500	$4,843	$4,843
Other associated costs	2,500	621	621

Total Exit Costs	$10,000	$5,464	$5,464

Utilization of components of the accrued exit costs during the year ended December 31, 2010 is as follows:

	Balance	Amount provided for	Amount Paid	Balance
(In thousands)	December 31, 2009	During 2010	During 2010	December 31, 2010

Termination benefits	—	$4,843	—	$4,843
Other associated costs	—	621	$(2)	619

Total Exit Costs	—	$5,464	$(2)	$5,462

Note 11:	Discontinued Operations

On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. In 2007 the Company substantially completed the exit of the Marine Products

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Division, therefore, in the years ended December 31, 2008, 2009 and 2010, there were no additional material charges incurred related to this discontinued operations event and the Company does not expect any additional material charges in the future.

Components of the accrued disposal costs are as follows (in thousands):

				Utilization from
			Charges	Closedown
	Balance		Through	Date Through	Balance		Balance
	Prior To	Initial	December 31,	December 31,	December 31,	Utilization	December 31,
	Charge	Charge	2009	2009	2009	During 2010	2010

Incentive costs to sell remaining inventory including product warranty	$3,960	$11,608	$550	$(16,118)	—	—	—
Costs related to canceling supplier arrangements	—	14,159	—	(14,159)	—	—	—
Legal, regulatory, personnel and other costs	4,327	2,938	7,523	(12,938)	$1,850	$(300)	$1,550
Disposition of tooling, inventory and other fixed assets (non-cash)	—	6,895	—	(6,895)	—	—	—

Total	$8,287	$35,600	$8,073	$(50,110)	$1,850	$(300)	$1,550

The financial results of the marine products division included in discontinued operations are as follows (in thousands):

Discontinued Operations

	As of December 31,
	2010	2009

Accrued expenses	$1,550	$1,850

Current liabilities	$1,550	$1,850

Note 12:	Segment Reporting

Polaris has reviewed ASC Topic 280 and determined that the Company meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single reportable business segment.

The following data relates to Polaris’ foreign operations:

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

Canadian subsidiary:
Sales	$279,309	$239,240	$273,006
Identifiable assets	42,936	35,462	16,853
Other foreign countries:
Sales	$305,864	$252,419	$304,233
Identifiable assets	145,528	97,771	93,206

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Subsequent Events

During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the original agreement. The Company has evaluated events subsequent to the balance sheet date through the date the consolidated financial statements have been filed. There were no other subsequent events which required recognition or disclosure in the consolidated financial statements.

Note 14:	Quarterly Financial Data (unaudited)

				Diluted
				Net Income
	Sales	Gross Profit	Net Income	per Share
	(In thousands, except per share data)

2010
First Quarter	$361,708	$94,914	$19,771	$0.59
Second Quarter	430,907	113,084	25,624	0.75
Third Quarter	580,082	150,699	47,221	1.37
Fourth Quarter	618,442	171,516	54,522	1.55

Totals	$1,991,139	$530,213	$147,138	$4.28

2009
First Quarter	$312,024	$76,434	$8,458	$0.26
Second Quarter	345,896	83,264	17,478	0.53
Third Quarter	436,197	104,911	31,171	0.94
Fourth Quarter	471,770	128,610	43,910	1.31

Totals	$1,565,887	$393,219	$101,017	$3.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President — Finance and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Vice President — Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

The information required under this item concerning our directors will be set forth under the caption Proposal 1— “Election of Directors — Information Concerning Nominees and Directors” in the Company’s 2011 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 1, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert

The information required under this item concerning our Audit Committee and identification of our Audit Committee Financial Expert will be set forth under the caption “Corporate Governance — Committees of the Board and Meetings — Audit Committee” in the Company’s 2011 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

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

The information required by this item will be set forth under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested in 2010,” “Nonqualified Deferred Compensation in 2010,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2011 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Corporate Governance Guidelines and Independence” and “— Certain Relationships and Related Transactions” in the Company’s 2011 Proxy Statement to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2011 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 37 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included on page 71 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 72 to 74.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 1, 2011, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b) Exhibits

Included in Item 15(a) (3) above.

(c) Financial Statement Schedules

Included in Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 1, 2011.

POLARIS INDUSTRIES INC.

By:
/s/  Scott W. Wine
Scott W. Wine
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R. Palen Gregory R. Palen	Chairman and Director	March 1, 2011
/s/ Scott W. Wine Scott W. Wine	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
/s/ Michael W. Malone Michael W. Malone	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011
* Robert L. Caulk	Director	March 1, 2011
* Annette K. Clayton	Director	March 1, 2011
* Bernd F. Kessler	Director	March 1, 2011
* John R. Menard, Jr.	Director	March 1, 2011
* R. M. Schreck	Director	March 1, 2011
* William Grant Van Dyke	Director	March 1, 2011
* John P. Wiehoff	Director	March 1, 2011

*By: /s/ Scott W. Wine (Scott W. Wine Attorney-in-Fact)		March 1, 2011

*	Scott W. Wine, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INDUSTRIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Allowance for Doubtful Accounts	Period	Expenses	Add (Deduct)(1)	End of Period
	(In thousands)

2008: Deducted from asset accounts — Allowance for doubtful accounts receivable	$3,571	$4,172	$(1,645)	$6,098

2009: Deducted from asset accounts — Allowance for doubtful accounts receivable	$6,098	$5,741	$(2,246)	$9,593

2010: Deducted from asset accounts — Allowance for doubtful accounts receivable	$9,593	$1,599	$(4,823)	$6,369

(1)	Uncollectible accounts receivable written off, net of recoveries.

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other Changes	Balance at
Inventory Reserve	Period	Expenses	Add (Deduct)(2)	End of Period

2008: Deducted from asset accounts — Allowance for obsolete inventory	$13,528	$9,936	$(6,248)	$17,216

2009: Deducted from asset accounts — Allowance for obsolete inventory	$17,216	$6,400	$(8,023)	$15,593

2010: Deducted from asset accounts — Allowance for obsolete inventory	$15,593	$5,840	$(5,223)	$16,210

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2010

Exhibit
Number		Description

3	.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
	.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
4	.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).
	.b	Amended and Restated Rights Agreement, dated as of April 29, 2010 by and between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.
	.c	Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.
10	.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
	.b	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed January 28, 2009.*
	.c	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.d	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*
	.e	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*
	.f	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
	.g	Polaris Industries Inc. Restricted Stock Plan, as amended and restated effective January 20, 2005, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*
	.h	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*
	.i	Form of Change of Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
	.j	Form of Amendment to the Form of Change in Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*
	.k	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, as amended and restated on January 20, 2010, incorporated by reference to Exhibit 10.qq to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit
Number	Description

.l	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan Amended and Restated Stock Option Agreement, amended as of January 20, 2010, incorporated by reference to Exhibit 10.rr to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*
.m	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective January 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
.n	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective January 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
.o	Polaris Industries Inc. 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*
Form of Performance Based Restricted Share Award Agreement for performance based restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
.p	Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*
.q	Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*
.r	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.s	Form of Amendment to the Form of Change in Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*
.t	Employment Offer Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*
.u	Employment Letter Agreement dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*
.v	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.w	Form of Severance Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*
.x	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*
.y	Polaris Industries Inc. Early Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.z	Polaris Industries Inc. Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.aa	Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*
.bb	Polaris Industries Inc. Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit
Number		Description

	.cc	Joint Venture Agreement between the Company and GE Commercial Distribution Finance Corporation, formerly known as Transamerica Commercial Finance Corporation (“GE Commercial Distribution Finance”) dated February 7, 1996 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
	.dd	First Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated June 30, 1999, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	.ee	Second Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 24, 2000, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	.ff	Third Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated February 28, 2003, incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
	.gg	Fourth Amendment to Joint Venture Agreement between the Company and GE Commercial Distribution Finance dated March 27, 2006, incorporated by reference to Exhibit 10.dd to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
	.hh	Credit Agreement dated December 4, 2006, among the Company, certain subsidiaries of the Company, the lenders identified therein, Bank of America, N.A., as administrative agent and issuing lender, U.S. Bank N.A. and Royal Bank of Canada, as syndication agents, and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as documentation agent, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed December 8, 2006.
13		Portions of the Annual Report to Security Holders for the Year Ended December 31, 2010 included pursuant to Note 2 to General Instruction G.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP.
24		Power of Attorney.
31	.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).
31	.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).
32	.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Schema Document
101	.CAL	XBRL Calculation Linkbase Document
101	.DEF	XBRL Definition Linkbase Document
101	.LAB	XBRL Label Linkbase Document
101	.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan.