Form 10-Q
period 2011-03-31
POLARIS INDUSTRIES INC/MN
filed 2011-05-06
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 29, 2011, 34,368,274 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2011

Part I FINANCIAL INFORMATION
Item 1 — Financial Statements
POLARIS INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$345,921	$393,927
Trade receivables, net	121,696	89,294
Inventories, net	244,436	235,927
Prepaid expenses and other	20,556	21,628
Deferred tax assets	68,863	67,369

Total current assets	801,472	808,145

Property and equipment, net	184,553	184,011
Investments in finance affiliate	38,517	37,169
Investments in manufacturing affiliates	990	1,009
Goodwill and other intangible assets, net	31,551	31,313

Total Assets	$1,057,083	$1,061,647

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long term borrowings under credit agreement	$100,000	$100,000
Accounts payable	132,210	113,248
Accrued expenses:
Compensation	98,912	126,781
Warranties	31,029	32,651
Sales promotions and incentives	76,118	75,494
Dealer holdback	52,263	79,688
Other	56,934	52,194
Income taxes payable	12,245	2,604
Current liabilities of discontinued operations	1,550	1,550

Total current liabilities	561,261	584,210

Long term income taxes payable	5,835	5,509
Deferred income taxes	811	937
Long-term borrowings under credit agreement	100,000	100,000

Total liabilities	667,907	690,656

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 34,109 and 34,234 shares issued and outstanding	341	342
Additional paid-in capital	64,342	79,257
Retained earnings	317,489	285,494
Accumulated other comprehensive income, net	7,004	5,898

Total shareholders’ equity	389,176	370,991

Total Liabilities and Shareholders’ Equity	$1,057,083	$1,061,647

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For Three Months
	Ended March 31,
	2011	2010
Sales	$537,198	$361,708
Cost of Sales	385,363	266,794

Gross profit	151,835	94,914
Operating expenses
Selling and marketing	37,213	30,098
Research and development	22,999	18,738
General and administrative	27,326	18,398

Total operating expenses	87,538	67,234

Income from financial services	5,286	4,256

Operating Income	69,583	31,936
Non-operating Expense (Income):
Interest expense	511	699
Other expense (income), net	(3,201)	180

Income before income taxes	72,273	31,057

Provision for Income Taxes	24,963	11,286

Net Income	$47,310	$19,771

Basic Net Income per share	$1.38	$0.60

Diluted Net Income per share	$1.34	$0.59

Weighted average shares outstanding:
Basic	34,268	33,069
Diluted	35,331	33,750
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Operating Activities:
Net income	$47,310	$19,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,782	16,037
Noncash compensation	4,590	3,559
Noncash income from financial services	(1,178)	(1,204)
Noncash loss from manufacturing affiliates	20	643
Deferred income taxes	(1,402)	2,466
Tax effect of stock based compensation exercises	(2,452)	(3,998)
Changes in current operating items:
Trade receivables	(30,276)	(930)
Inventories	(5,395)	(1,001)
Accounts payable	18,576	14,065
Accrued expenses	(53,035)	(44,658)
Income taxes payable/receivable	12,359	957
Prepaid expenses and others, net	(3,115)	(1,901)

Net cash provided by operating activities	4,784	3,806

Investing Activities:
Purchase of property and equipment	(18,968)	(8,126)
Investments in finance affiliate, net	(170)	5,114
Acquisition of business, net of cash acquired	—	(2,500)

Net cash used for investing activities	(19,138)	(5,512)

Financing Activities:
Repurchase and retirement of common shares	(30,964)	(27,166)
Cash dividends to shareholders	(15,315)	(13,096)
Proceeds from stock issuances under employee plans	9,005	22,125
Tax effect of proceeds from stock based compensation exercises	2,452	3,998

Net cash used for financing activities	(34,822)	(14,139)

Impact of currency translation on cash balances	1,170	—

Net decrease in cash and cash equivalents	(48,006)	(15,845)

Cash and cash equivalents at beginning of period	393,927	140,240

Cash and cash equivalents at end of period	$345,921	$124,395

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and neighborhood electric vehicles; and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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

The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Accrued warranty reserve, beginning	$32,651	$25,520
Additions charged to expense	8,925	9,948
Warranty claims paid	(10,547)	(13,124)

Accrued warranty reserve, ending	$31,029	$22,344

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

Total share-based compensation expenses are as follows (in thousands):

	For the Three months
	ended March 31,
	2011	2010
Option plans	$2,273	$1,284
Other share-based awards	13,095	6,591

Total share-based compensation before tax	15,368	7,875
Tax benefit	5,866	3,036

Total share-based compensation expense included in net income	$9,502	$4,839

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.

At March 31, 2011 there was $26,033,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.9 years. Included in unrecognized share-based compensation is $20,458,000 related to stock options and $5,575,000 related to restricted stock.
NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials and purchased components	$40,719	$35,580
Service parts, garments and accessories	67,360	60,813
Finished goods	153,266	155,744
Less: reserves	(16,909)	(16,210)

Inventories	$244,436	$235,927

NOTE 4. Financing Agreement
Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs and a $200,000,000 term loan. The entire amount of the $200,000,000 term loan was utilized in December 2006 principally to fund an accelerated share repurchase transaction. The agreement expires on December 2, 2011. Interest is charged at rates based on LIBOR or “prime” (effective rate was 0.64 percent at March 31, 2011).

Polaris has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2009	1.34%	$25,000,000	April 2011
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the interest rate swap agreements on March 31, 2011 was a liability of $17,000.

In December 2010 the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured Senior Notes due May 2018 and $75,000,000 of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes are expected to be issued in May 2011. As a result, the Company has classified $100,000,000 of the $200,000,000 term loan outstanding as of March 31, 2011 as a long-term liability in the consolidated balance sheet.

The Company entered into and settled an interest rate lock contract in November 2010 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $251,000 gain, net of deferred taxes of $149,000, which is being amortized into income over the life of the related debt.
NOTE 5. Financial Services Arrangements
In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 31, 2011, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $492,928,000 which includes $180,269,000 in the Polaris Acceptance portfolio and $312,659,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2011, the potential 15 percent aggregate repurchase obligation is approximately $74,073,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at March 31, 2011 of $38,517,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income. During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label credit card program under the StarCard label, currently providing revolving retail credit for Polaris products. The agreement provides for income to be paid to Polaris based on a percentage of the volume of revolving retail credit business generated. During the 2010 second quarter, Polaris and HSBC extended the agreement to October 2013. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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
NOTE 6. Investment in Manufacturing Affiliates
The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ 40 percent equity ownership investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products. Fuji and Polaris have agreed to close the Robin facility by mid-2011 as the production volume of engines made at the facility has declined significantly in recent years. In the third quarter of 2010, the Company sold its remaining equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”) which manufactures off-road and on-road motorcycles. Prior to the sale of the KTM investment, the Company owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320.
NOTE 7. Shareholders’ Equity
During the first three months of 2011, Polaris paid $30,964,000 to repurchase and retire approximately 400,000 shares of its common stock related primarily to open market share repurchases. As of March 31, 2011, the Company has authorization from its Board of Directors to repurchase up to an additional 2,700,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.

Polaris paid a regular cash dividend of $0.45 per share on February 15, 2011 to holders of record on February 1, 2011.

On April 21, 2011, the Polaris Board of Directors declared a regular cash dividend of $0.45 per share payable on or about May 16, 2011 to holders of record of such shares at the close of business on May 2, 2011.
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

A reconciliation of these amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Weighted average number of common shares outstanding	34,028	32,747
Director Plan and deferred stock units	163	174
ESOP	77	148

Common shares outstanding — basic	34,268	33,069

Dilutive effect of Restricted Plan and Omnibus Plan	79	57
Dilutive effect of Option Plans and Omnibus Plan	984	624

Common and potential common shares outstanding — diluted	35,331	33,750

During the first quarter ending March 31, 2011 and 2010, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 190,000 and 1,050,000, respectively.

Comprehensive Income
Comprehensive income represents net income adjusted for foreign currency translation adjustments, unrealized gains or losses on available for sale securities and deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net income	$47,310	$19,771
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $369 in 2011 and tax benefit of $138 in 2010	3,256	(332)
Unrealized loss on available for sale securities, net of tax benefit of $229 in 2010	—	(330)
Unrealized loss on derivative instruments, net of tax benefit of $1,255 in 2011 and $428 in 2010	(2,150)	(711)

Comprehensive income	$48,416	$18,398

Changes in the Accumulated other comprehensive income (loss) balances are as follows (in thousands):

		Cash flow	Accumulated other
	Foreign	hedging	comprehensive
	currency items	derivatives	income
Balance at December 31, 2010	$6,991	$(1,093)	$5,898
Reclassification to the income statement	—	401	401
Change in fair value	3,256	(2,551)	705

Balance at March 31, 2011	$10,247	$(3,243)	$7,004

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
NOTE 9. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany sales. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable-rate borrowings. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At March 31, 2011, Polaris had the following open contracts (in thousands):

	Notional Amounts
Foreign Currency	(in US Dollars)	Unrealized Gain (Loss)
Australian Dollar	$6,799	$(528)
Canadian Dollar	188,658	(4,897)
Swedish Krona	10,208	(107)

Total	$205,665	$(5,532)

These contracts, with maturities through December 2011, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity.

Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2011. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of March 31, 2011 and 2010 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2011
	Fair Value—	Fair Value—	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments
Interest rate contracts(1)	$401	$(17)	$384
Foreign exchange contracts(1)	—	(5,532)	(5,532)

Total derivatives designated as hedging instruments	$401	$(5,549)	$(5,148)

Commodity contracts(1)	$1,041	—	$1,041

Total derivatives not designated as hedging instruments	$1,041	—	$1,041

Total Derivatives	$1,442	$(5,549)	$(4,107)

	Carrying Values of Derivative Instruments as of March 31, 2010
	Fair Value—	Fair Value—	Derivative Net
	Assets	(Liabilities)	Carrying Value
Derivatives designated as hedging instruments
Interest rate contracts(1)	—	$(701)	$(701)
Foreign exchange contracts(1)	$116	(1,603)	(1,487)

Total derivatives designated as hedging instruments	$116	$(2,304)	$(2,188)

Commodity contracts(1)	$3,591	—	$3,591

Total derivatives not designated as hedging instruments	$3,591	—	$3,591

Total Derivatives	$3,707	$(2,304)	$1,403

(1)	Assets are included in Prepaid expenses and other and liabilities are included in Other accrued expenses on the accompanying consolidated balance sheet.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in Accumulated other comprehensive income for the three months ended March 31 (in thousands):

	Amount of Gain (Loss)
	Recognized in OCI on
	Derivative (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31
Hedging Relationships	2011	2010
Interest rate contracts	$68	$(2)
Foreign currency contracts	(2,218)	(709)

Total	$(2,150)	$(711)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income (loss) on derivative instruments designated as hedging instruments for the three month periods ended March 31, 2011 and 2010 (in thousands):

Amount of Gain (Loss)
Reclassified from
Location of Gain	Accumulated OCI into
(Loss)	Income
Reclassified from	For the Three Months
Derivatives in Cash	Accumulated OCI	Ended March 31,
Flow Hedging Relationships	Into Income	2011	2010
Interest rate contracts	Interest Expense	$(112)	$(297)
Foreign currency contracts	Other income, net	513	(66)
Foreign currency contracts	Cost of Sales	—	(25)

Total	$401	$(388)

The net amount of the existing gains or losses at March 31, 2011 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three months ended March 31, 2011.

The Company recognized gains of $663,000 and $106,000 in cost of sales on commodity contracts not designated as hedging instruments for the three month periods ended March 31, 2011 and 2010, respectively.
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

The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs such as quotations from third parties, to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 9 for additional details). Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$3,369	$3,369	—	—
Interest rate swap agreements	384	—	$384	—
Foreign exchange contracts, net	(5,532)	—	(5,532)	—
Commodity contracts	1,041	—	1,041	—

Total	$(738)	$3,369	$(4,107)	—

NOTE 11. Manufacturing Realignment
In May 2010, the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Monterrey, Mexico. The realignment will lead to the sale or closure of a majority of the Osceola, WI manufacturing operations by 2012. During April 2011 the Company announced that it will maintain its snowmobile and motorcycle engine assembly in Osceola, WI. The Company expects to record transition charges, including both exit costs and startup costs, over the 2010 to 2012 periods. The exit costs pertaining to the manufacturing realignment are expected to total approximately $10,000,000 over that time period. The exit costs are classified within cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

		Amount Incurred
	Total Amount	during the Three	Cumulative Amounts
	Expected to be	Months Ended	Incurred through
	Incurred	March 31, 2011	March 31, 2011
Employee termination benefits	$7,500	$1,922	$6,765
Other associated costs	2,500	(109)	512

Total Exit Costs	$10,000	$1,813	$7,277

Utilization of components of the accrued exit costs during the three months ended March 31, 2011 is as follows (in thousands):

		Amount provided for	Amount Utilized during
	Balance	during the Three Months	the Three Months	Balance
	December 31, 2010	Ended March 31, 2011	Ended March 31, 2011	March 31, 2011
Employee termination benefits	$4,843	$1,922	$(805)	$5,960
Other associated costs	619	(109)	(510)	—

Total Exit Costs	$5,462	$1,813	$(1,315)	$5,960

Note 12. Subsequent Events
During April 2011, Polaris announced two acquisitions: a) the acquisition of The Indian Motorcycle Company and related entities from Indian Motorcycle Limited, a company advised by Stellican Limited and Novator Partners LLP, U.K. private equity firms, and, b) the agreement to acquire substantially all the assets of Global Electric Motorcars LLC (GEM), a manufacturer of premium electric-powered vehicles purchased from Chrysler Group LLC . In addition, on May 2, 2011, the Company issued $100,000,000 of the Senior Notes as discussed in Note 4 and retired the $200,000,000 term loan.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the quarter ended March 31, 2011. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and neighborhood electric vehicles; and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the first quarter ended March 31, 2011, we reported net income of $47.3 million, or $1.34 per diluted share, driven by a 210 basis point increase in our gross profit margin percentage. By comparison, 2010 first quarter net income was $19.8 million, or $0.59 per diluted share. Sales for the first quarter 2011 totaled $537.2 million, an increase of 49 percent from last year’s first quarter sales of $361.7 million.

The first quarter sales and earnings growth was driven by strong retail demand for our products and continued market share gains. Our retail sales to consumers in North America grew 13 percent during the first quarter of 2011 compared to the first quarter of 2010, with strong demand experienced for our off-road vehicles and snowmobiles. We achieved strong market share improvements in ORV and Snowmobiles in North America as the retail sales performance was notably stronger than overall industry retail sales. Our sales to customers outside of North America grew 21 percent in the first quarter of 2011, with strength in Europe and several developing markets. As a result of continuous improvement efforts directed at cost reduction and profitability enhancements, we generated significant margin expansion. In the first quarter 2011, the gross profit margin percentage improved by 210 basis points. The increase in gross margin contributed to an 8.8 percent net income margin for the 2011 first quarter, a 330 basis point increase from the first quarter last year. In April, 2011 the Company announced the acquisition of The Indian Motorcycle Company, the maker of America’s first motorcycle. Additionally, the Company announced the agreement to acquire Global Electric Motorcars LLC (GEM), a manufacturer of premium electric-powered vehicles. These transactions will complement and enhance our On-Road Vehicles product portfolio, and afford Polaris the opportunity to bring our world-class engineering, manufacturing, and distribution capabilities to two recognizable brands in their respective markets. We will continue to make prudent strategic investments and our strong balance sheet, with $346 million in cash on hand and only $200 million in debt at March 31, 2011, gives us the strength and flexibility to remain aggressive in identifying opportunities to accelerate growth. In addition, product innovation remains at the forefront of our strategy, as evidenced by our January 2011 launch of the all-new RANGER RZR XP™ 900 side-by-side vehicle and the Victory High-Ball™ custom cruiser motorcycle, in addition to the March 2011 introduction of our new line of model year 2012 snowmobiles.
Results of Operations
Sales:

Sales were $537.2 million in the first quarter 2011, a 49 percent increase from $361.7 million in sales for the same period in 2010.

The following table is an analysis of the percentage change in our sales for the 2011 and 2010 first quarter periods when compared to the same prior periods:

	Percent Change in Total Company Sales
	Compared to Corresponding Periods of the Prior year
	for the Three Months Ended
	March 31, 2011	March 31, 2010
Volume	44%	6%
Product mix and price	3%	6%
Currency	2%	4%

Total	49%	16%

Volume for the first quarter 2011 increased 44 percent compared to the same period in 2010 as we shipped more off-road vehicles, Victory motorcycles, and snowmobiles to dealers given the strong consumer retail demand for our products both in North America and internationally and lower year over year dealer inventory levels. Product mix and price increased for the 2011 first quarter compared to the same period in 2010 primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles sold to dealers relative to our other businesses and select selling price increases on several of the model year 2011 products. Favorable movements in currency rates for the first quarter 2011 increased sales two percent compared to the same period in 2010 due to the change in the currency rates and their effect on our Canadian and other foreign subsidiaries when translated to U.S. dollars.
          Our sales by product line are as follows:

	Three Months Ended March 31,
		Percent		Percent	Dollar
		of Total		of Total	Percent
	2011	Sales	2010	Sales	Change
($ in millions)
ORVs	$388.0	72%	$250.4	69%	55%
Snowmobiles	8.9	2%	5.6	2%	61%
On-Road/Victory Motorcycles	44.9	8%	25.3	7%	77%
PG&A	95.4	18%	80.4	22%	19%

Total Sales	$537.2	100%	$361.7	100%	49%

ORV sales of $388.0 million in the 2011 first quarter, which includes both All-Terrain Vehicles and side-by-side vehicle sales, increased 55 percent from the first quarter 2010. This increase reflects significant market share gains for both ATVs and side-by-side vehicles driven by new product offerings including the recently introduced RANGER RZR XP™ 900 side-by-side vehicle and increased sales in our adjacency businesses of military and Bobcat. North American consumer retail sales increased 12 percent for the 2011 first quarter from the first quarter last year, with side-by-side vehicle retail sales increasing significantly while ATV retail sales were down slightly. North American dealer inventories of ORVs for the 2011 first quarter were down slightly from the first quarter of 2010. Sales of ORVs outside of North America increased 20 percent in the first quarter 2011 when compared to the first quarter 2010, due to market share gains in both ATVs and side-by-side vehicles, positive mix benefit from increased sales of higher priced side-by-side vehicles, and positive currency benefit from the weaker US dollar. For the 2011 first quarter, the average off-road vehicles per unit sales price increased three percent over last year’s comparable period primarily as a result of the increased sales of the higher priced side-by-side models and select selling price increases on several of the model year 2011 products.

Snowmobile sales totaled $8.9 million for the 2011 first quarter compared to $5.6 million for the first quarter of 2010. Historically, the first quarter is a slow quarter for snowmobile shipments. Sales increased primarily due to an increase in shipments to customers outside of North America in the 2011 first quarter compared to the first quarter last year. The North American snowmobile industry retail sales increased seven percent for the season ending March 31, 2011 due to the heavy snowfall during the past winter. Season-end North American dealer inventories for Polaris snowmobiles decreased over 40 percent from last year and are at their lowest levels in 16 years due to the positive industry trends and significant Polaris market share gains for the season. The average snowmobile per unit sales price for the first quarter 2011 increased ten percent compared to the same period last year primarily due to favorable foreign currency rate movements in the first quarter 2011 compared to the first quarter 2010 and timing of shipments of certain higher priced models in the first quarter 2011 compared to 2010.

Sales of the On-Road Vehicles division, which primarily consists of Victory motorcycles, increased 77 percent to $44.9 million during the first quarter of 2011 when compared to the same period in 2010. Polaris sales of On-Road Vehicles to customers outside of North America increased 59 percent during the 2011 first quarter compared to the prior year’s first quarter. In a positive sign for the industry, the North American heavyweight cruiser and touring motorcycle retail sales declined only slightly during the 2011 first quarter compared to the prior year’s first quarter. Worldwide, Victory unit retail sales were up modestly during the 2011 first quarter, with North American retail sales down slightly and retail sales outside of North America increasing. North American dealer inventory of Victory motorcycles for the 2011 first quarter remained approximately equal to comparable 2010 levels. The average per unit sales price for the On-Road Vehicles division in the 2011 first quarter increased four percent compared to the first quarter 2010, primarily due to shipments of higher priced touring motorcycles during the 2011 first quarter.

PG&A sales increased 19 percent during the first quarter 2011 compared to the same period in 2010 primarily due to increased side-by-side vehicle and snowmobile related PG&A sales.
Sales by geographic region were as follows:

		Three Months Ended March 31,
		Percent		Percent
		of		of	Dollar
		Total		Total	Percent
($ in millions)	2011	Sales	2010	Sales	Change
United States	$370.3	69%	$238.2	66%	55%
Canada	75.8	14%	48.4	13%	57%
Other foreign countries	91.1	17%	75.1	21%	21%

Total Sales	$537.2	100%	$361.7	100%	49%

Significant regional trends were as follows:
United States:

Net sales in the United States for the first quarter of 2011 increased 55 percent compared to the first quarter of 2010. An increase in shipments of ORV and On-Road Vehicles accounted for the increase. The United States represented 69 percent of total Company sales in the 2011 first quarter compared to 66 percent of total Company sales for the 2010 first quarter.

Canada:

Canadian sales increased 57 percent for the 2011 first quarter compared to the same period in 2010. Favorable currency rate movements accounted for eight percent of the increase in sales for the 2011 first quarter compared to the same period in 2010, while increased volume was the primary contributor for the remainder of the increase in the 2011 first quarter sales. Canada represented 14 percent of total Company sales in the 2011 first quarter compared to 13 percent of total Company sales for the 2010 first quarter.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 21 percent for the 2011 first quarter compared to the same period in 2010. Favorable currency rate movements accounted for four percent of the increase in sales for the 2011 first quarter compared to the same period in 2010. The remainder of the increase was primarily driven by volume increases in ORV and Victory motorcyles resulting from higher retail sales. Other foreign countries represented 17 percent of total Company sales in the 2011 first quarter compared to 21 percent of total Company sales for the 2010 first quarter.

Cost of Sales:

		Three Months Ended March 31,
		Percent of		Percent of	Change
		Total		Total	2011 vs.
($ in millions)	2011	Cost of Sales	2010	Cost of Sales	2010
Purchased materials and services	$322.7	84%	$217.1	81%	49%
Labor and benefits	39.0	10%	26.8	10%	46%
Depreciation and amortization	14.8	4%	13.0	5%	14%
Warranty costs	8.9	2%	9.9	4%	(10)%

Total Cost of Sales	$385.4	100%	$266.8	100%	44%

Percentage of sales	71.7%		73.8%		-210 basis points
For the first quarter 2011 cost of sales increased 44 percent to $385.4 million compared to $266.8 million in 2010. The increase in cost of sales in the 2011 first quarter resulted primarily from the effect of a 44 percent sales volume increase and higher commodity costs partially offset by continued product cost reduction efforts in 2011. Warranty costs decreased ten percent during the 2011 first quarter due to improved product quality.
Gross Profit:
The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the first quarter:

	Three months ended
	March 31,
($ in millions)	2011	2010	Change
Gross profit dollars	$151.8	$94.9	60%

Percentage of sales	28.3%	26.2%	+210 basis points
Gross profit as a percentage of sales was 28.3 percent for the first quarter of 2011, an increase of 210 basis points from 26.2 percent for the first quarter of 2010. Gross profit dollars increased 60 percent to $151.8 million for the first quarter of 2011 compared to $94.9 million for the first quarter of 2010. The increase in gross profit dollars and the 210 basis point increase in the gross profit margin percentage in the first quarter 2011 resulted primarily from the benefit of continued product cost reduction efforts, lower warranty costs, higher selling prices, and favorable currency movements partially offset by the manufacturing realignment costs and negative product mix when compared to the first quarter of last year.
Operating expenses:
The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the first quarter:

	Three Months Ended March 31,
($ in millions)	2011	2010	Change
Selling and marketing	$37.2	$30.1	24%
Research and development	23.0	18.7	23%
General and administrative	27.3	18.4	49%

Total operating expenses	$87.5	$67.2	30%

Percentage of sales	16.3%	18.6%	- 230 basis points
Operating expenses for the first quarter 2011 increased 30 percent to $87.5 million or 16.3 percent of sales compared to $67.2 million or 18.6 percent of sales for the first quarter of 2010. Operating expenses in absolute dollars for the first quarter 2011 increased primarily due to planned strategic investments in future growth opportunities for the business and increased incentive compensation plan expenses due to the higher expected profitability and the current higher stock price in 2011.

Income from financial services:

	Three Months Ended
	March 31,
($ in millions)	2011	2010	Change
Income from financial services	$5.3	$4.3	24%

Percentage of sales	1.0%	1.2%	- 20 basis points
Income from financial services was $5.3 million during first quarter 2011 compared to $4.3 million in the first quarter of 2010 primarily as a result of the increased profitability generated from the retail credit portfolios with GE, HSBC, and Sheffield. (further discussion can be found in the “Liquidity and Capital Resources” section below).
Interest expense:
Interest expense decreased to $0.5 million for the first quarter 2011, compared to $0.7 million for the first quarter 2010, due to lower interest rates during the 2011 period.
Other expense/income, net:
Non-operating other expense/income was $3.2 million of income in the first quarter of 2011 compared to $0.2 million of expense for the same period in 2010. The change was primarily due to foreign currency exchange rate movements and the resulting effects on foreign currency transactions related to the Company’s foreign subsidiaries.
Provision for income taxes:
The provision for income taxes for the first quarter 2011 was recorded at a rate of 34.5 percent of pretax income, compared to 36.3 percent of pretax income for the first quarter 2010. The lower income tax provision rate in the first quarter 2011 is primarily due to the extension of the research and development credit by the U.S. Congress in the 2010 fourth quarter.
Reported Net Income:

	Three Months Ended
	March 31,
($ in millions except per share data)	2011	2010	Change
Net Income	$47.3	$19.8	139%

Diluted net income per share	$1.34	$0.59	127%

Reported net income for the first quarter 2011 was $47.3 million, or $1.34 per diluted share, compared to $19.8 million or $0.59 per diluted share for the first quarter 2010. The increase is primarily due to the higher sales volume and higher gross margins during the 2011 first quarter, as discussed above.
Weighted Average Shares Outstanding:
The weighted average diluted shares outstanding for the first quarter ended March 31, 2011 of 35.3 million shares is five percent higher than the comparable period in 2010, due to share issuances under employee plans.
Cash Dividends:
Polaris paid a $0.45 per share dividend on February 15, 2011 to shareholders of record on February 1, 2011. On April 21, 2011, the Polaris Board of Directors declared a regular cash dividend of $0.45 per share payable on or about May 16, 2011 to holders of record of such shares at the close of business on May 2, 2011.

Liquidity and Capital Resources
Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.
The following table summarizes the cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 ($ in millions):

	For the Three Months Ended March 31,
	2011	2010	Change
Total cash provided by (used for):
Operating activities	$4.8	$3.8	$1.0
Investing activities	(19.1)	(5.5)	(13.6)
Financing activities	(34.8)	(14.1)	(20.7)
Impact of currency translation on cash balances	1.1	—	1.1

Decrease in cash and cash equivalents	$(48.0)	$(15.8)	$(32.2)

Operating activities:
Net cash provided by operating activities totaled $4.8 million for the first quarter 2011, an increase from $3.8 million net cash provided in the first quarter of 2010. The $1.0 million increase in net cash provided by operating activities for the 2011 first quarter period compared to the same period in 2010 is primarily due to a $27.5 million increase in net income offset by a net investment in working capital of $27.4 million primarily due to higher accounts receivable.

Investing activities:
Net cash used for investing activities was $19.1 million for the first quarter 2011 compared to cash used of $5.5 million for the same period in 2010. The primary use of cash for the first three months of 2011 and 2010 was the investment of $19.0 million and $8.1 million, respectively, for the purchase of property and equipment, including new product development tooling.

Financing activities:
Net cash used for financing activities was $34.8 million for the first quarter 2011 compared to cash used of $14.1 million for financing activities in the same period in 2010. The Company paid cash dividends of $15.3 million and $13.1 million in the first quarter of 2011 and 2010, respectively. Common stock repurchased during the first quarter 2011 and 2010 totaled $31.0 million and $27.2 million, respectively. Proceeds from the issuance of stock under employee plans were $9.0 million and $22.1 million for the first quarter 2011 and 2010, respectively.
The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured variable interest rate bank lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs and a $200 million term loan. The $200 million term loan was utilized in its entirety in December 2006 principally to fund an accelerated share repurchase transaction. Borrowings under the agreement bear interest based on LIBOR or “prime” rates (effective rate was 0.64 percent at March 31, 2011). At March 31, 2010, Polaris had total outstanding borrowings under the agreement of $200.0 million. The Company’s debt to total capital ratio was 34 percent and 48 percent at March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company has entered into the following interest rate swap agreements to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap	Fixed Rate	Notional	Expiration
Entered into	(LIBOR)	Amount	Date
2009	1.34%	$25,000,000	April 2011
2009	0.98%	$25,000,000	April 2011
Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The fair value of the swaps on March 31, 2011 was not material.
Additionally, at March 31, 2011, Polaris had letters of credit outstanding of $8.7 million related to purchase obligations for raw materials.
In December 2010, Polaris entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes are expected to be issued in May 2011. As a result, Polaris has classified $100.0 million of the $200.0 million term loan outstanding as of March 31, 2011 as a long-term liability in the consolidated balance sheet.
Polaris entered into and settled an interest rate lock contract in November 2010 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $0.3 million gain, net of deferred taxes of $0.1 million, which is being amortized into income over the life of the related debt.
The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 34.8 million shares have been repurchased cumulatively from 1996 through March 31, 2011. Polaris repurchased 0.4 million shares of Polaris stock for $31.0 million in the first quarter of 2011 which increased reported earnings per share by approximately one cent.
The Company has authorization from its Board of Directors to repurchase up to an additional 2.7 million shares of Polaris stock as of March 31, 2011; however, the Company expects to take a prudent and conservative approach to the open market stock repurchase activity for the balance of 2011. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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

Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Polaris’ total investment in Polaris Acceptance at March 31, 2011 was $38.5 million. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2011, the potential 15 percent aggregate repurchase obligation is approximately $74.1 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.
Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At March 31, 2011, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $492.9 million, a one percent decrease from $497.5 million at March 31, 2010. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States. In October 2010, the Company extended its installment credit agreement with Sheffield to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.
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
During calendar year 2010, purchases totaling approximately five percent of Polaris’ cost of sales were from yen-denominated suppliers. Polaris’ cost of sales in the first quarter ended March 31, 2011 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2010. At March 31, 2011, Polaris had no Japanese yen foreign exchange hedging contracts in place. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the remainder of 2011 when compared to the same periods in the prior year.
Polaris operates in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the first quarter ended March 31, 2011 when compared to the same period in 2010. At March 31, 2011 Polaris had open Canadian dollar foreign exchange hedging contracts in place through December 2011 with notional amounts totaling $188.7 million with an average exchange rate of approximately 0.98 U.S. dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on sales and net income for the remainder of 2011 when compared to the same periods in the prior year.
Polaris operates in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly for its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the first quarter of 2011 when compared to the same period in 2010. Polaris had open Swedish Krona and Australian Dollar foreign exchange hedging contracts in place through December 2011. The open Swedish Krona contracts had notional amounts totaling $10.2 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona and the open Australian Dollar contracts had notional amounts totaling $6.8 million with an average exchange rate of approximately .94 U.S. dollar to the Australian Dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, Polaris anticipates that the exchange rates for other foreign currencies will have a positive impact on sales and net income for the remainder of 2011 when compared to the same periods in the prior year.
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
Polaris is subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2011 there were derivative contracts in place to hedge a portion of the Company’s aluminum and diesel fuel exposures during 2011. Based on Polaris’ current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on the Company’s gross margins for the remainder of 2011 when compared to the same periods in the prior year.
Critical Accounting Policies
See Polaris’ most recent Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of its critical accounting policies.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2010.
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

PART II. OTHER INFORMATION
Item 1A — Risk Factors
In addition to the risk factor set forth below and the other information set forth in this report, please consider the factors discussed in “Part I, Item 1A. Risk Factors” in Polaris’ fiscal year 2010 Annual Report filed on Form 10-K, which could materially affect the Company’s business, financial condition, or future results.
Major interruptions of supply arrangements in Japan could have a material adverse effect on our business or results of operations.
Less than ten percent of our Cost of Sales come from suppliers in Japan. However, a number of those suppliers were impacted by the effect of the March 2011 earthquake and ensuing tsunami. Our on-going evaluation indicates that the operating activities of much of our supply chain in Japan has recovered. In certain areas where our suppliers may be impacted, we have secured alternative sources of supply or implemented engineering alternatives. However, major interruptions of our supply arrangements in Japan could have a material adverse effect on our business or results of operations. Reasons for possible interruptions include but not limited to the following: the alternative arrangements and/or options may not be accomplished as quickly as anticipated; the new arrangements may not be secured on terms equally favorable to us; and new suppliers may not be able to provide similar quality components as quickly as requested. We continue to assess the impact of the situation in Japan on our supply chain operations and currently do not anticipate any significant disruption in our ability to meet our production schedules in 2011.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
	Total	Average	as Part of	Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)
January 1 — 31, 2011	—	—	—	3,119,000
February 1 — 28, 2011	286,000	$77.43	286,000	2,833,000
March 1 — 31, 2011	114,000	77.61	114,000	2,719,000

Total	400,000	77.46	400,000	2,719,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 34.0 million shares of the Company’s common stock (the “Program”) as of December 31, 2007. On January 28, 2008, the Board of Directors approved an increase in the Company’s common stock share repurchase authorization by 3.5 million shares, bringing the aggregate number of shares authorized for repurchase under the Program to 37.5 million shares. Of that total, 34.8 million shares have been repurchased through march 31, 2011. This Program does not have an expiration date.
Item 6 — Exhibits
(a) Exhibits
(b)

Exhibit 31.a	—	Certification of Chief Executive Officer — Section 302
Exhibit 31.b	—	Certification of Chief Financial Officer — Section 302
Exhibit 32.a	—	Certification of Chief Executive Officer — Section 906
Exhibit 32.b	—	Certification of Chief Financial Officer — Section 906

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)
Date: May 6, 2011	/s/ Scott W. Wine
Scott W. Wine
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	/s/ Michael W. Malone
Michael W. Malone
Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)