Form 10-Q
period 2011-06-30
POLARIS INDUSTRIES INC/MN
filed 2011-08-05
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 29, 2011, 34,565,893 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.

FORM 10-Q

For Quarterly Period Ended June 30, 2011

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$262,174	$393,927
Trade receivables, net	136,903	89,294
Inventories, net	286,137	235,927
Prepaid expenses and other	28,622	21,628
Income taxes receivable	13,400	—
Deferred tax assets	70,060	67,369

Total current assets	797,296	808,145
Property and equipment, net	193,071	184,011
Investments in finance affiliate	35,567	37,169
Investments in manufacturing affiliates	975	1,009
Deferred tax assets	3,475	—
Goodwill and other intangible assets, net	60,878	31,313

Total Assets	$1,091,262	$1,061,647

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term borrowings under credit agreement	$—	$100,000
Accounts payable	148,208	113,248
Accrued expenses:
Compensation	138,490	126,781
Warranties	31,862	32,651
Sales promotions and incentives	74,869	75,494
Dealer holdback	67,508	79,688
Other	68,879	52,194
Income taxes payable	2,271	2,604
Current liabilities of discontinued operations	1,550	1,550

Total current liabilities	533,637	584,210
Long-term income taxes payable	6,184	5,509
Deferred income taxes	—	937
Long-term debt	100,000	100,000

Total liabilities	639,821	690,656

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 80,000 shares authorized, 34,479 and 34,234 shares issued and outstanding	$345	$342
Additional paid-in capital	89,051	79,257
Retained earnings	350,857	285,494
Accumulated other comprehensive income, net	11,188	5,898

Total shareholders’ equity	451,441	370,991

Total Liabilities and Shareholders’ Equity	$1,091,262	$1,061,647

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$607,921	$430,907	$1,145,119	$792,615
Cost of Sales	430,317	317,823	815,680	584,617

Gross profit	177,604	113,084	329,439	207,998
Operating expenses
Selling and marketing	43,453	34,164	80,666	64,262
Research and development	25,499	18,512	48,498	37,250
General and administrative	37,257	21,710	64,583	40,108

Total operating expenses	106,209	74,386	193,747	141,620
Income from financial services	5,526	4,245	10,812	8,501

Operating Income	76,921	42,943	146,504	74,879
Non-operating Expense (Income):
Interest expense	985	729	1,496	1,428
Impairment charge on securities held for sale	—	769	—	769
Other expense (income), net	1,642	2,318	(1,559)	2,498

Income before income taxes	74,294	39,127	146,567	70,184
Provision for Income Taxes	25,565	13,503	50,528	24,789

Net Income	$48,729	$25,624	$96,039	$45,395

Basic Net Income per share	$1.42	$0.77	$2.80	$1.37

Diluted Net Income per share	$1.37	$0.75	$2.71	$1.34

Weighted average shares outstanding:
Basic	34,405	33,255	34,337	33,162
Diluted	35,607	34,248	35,469	33,999

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$96,039	$45,395
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash impairment charge on securities held for sale	—	769
Depreciation and amortization	34,995	31,562
Noncash compensation	9,673	9,321
Noncash (income) from financial services	(2,272)	(2,293)
Noncash loss from manufacturing affiliates	34	918
Deferred income taxes	(7,026)	3,769
Tax effect of share-based compensation exercises	(9,894)	(4,407)
Changes in current operating items:
Trade receivables	(43,894)	(6,233)
Inventories	(38,919)	(43,293)
Accounts payable	32,954	26,380
Accrued expenses	1,814	(4,698)
Income taxes payable/receivable	(3,133)	2,475
Prepaid expenses and others, net	(8,599)	(2,683)

Net cash provided by operating activities	61,772	56,982
Investing Activities:
Purchase of property and equipment	(40,601)	(20,925)
Investments in finance affiliate, net	3,873	11,768
Acquisition of business, net of cash acquired	(27,960)	(2,500)

Net cash used for investing activities	(64,688)	(11,657)
Financing Activities:
Borrowings under senior notes	100,000	—
Repayments under credit agreement	(200,000)	—
Repurchase and retirement of common shares	(32,856)	(27,398)
Cash dividends to shareholders	(30,675)	(26,289)
Tax effect of proceeds from share-based compensation exercises	9,894	4,407
Proceeds from stock issuances under employee plans	23,083	29,987

Net cash used for financing activities	(130,554)	(19,293)
Impact of currency translation on cash balances	1,717	—

Net (decrease)/increase in cash and cash equivalents	(131,753)	26,032
Cash and cash equivalents at beginning of period	393,927	140,240

Cash and cash equivalents at end of period	$262,174	$166,272

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and electric vehicles; and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Accrued warranty reserve, beginning	$31,029	$22,344	$32,651	$25,520
Additions to warranty reserve through acquisitions	2,018	—	2,018	—
Additions charged to expense	7,592	10,930	16,517	20,878
Warranty claims paid	(8,777)	(8,613)	(19,324)	(21,737)

Accrued warranty reserve, ending	$31,862	$24,661	$31,862	$24,661

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

Total share-based compensation expenses are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Option plan	$2,448	$1,285	$4,721	$2,569
Other share-based awards	27,232	10,859	40,327	17,450

Total share-based compensation before tax	29,680	12,144	45,048	20,019
Tax benefit	11,229	4,823	17,095	7,859

Total share-based compensation expense included in net income	$18,451	$7,321	$27,953	$12,160

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.

At June 30, 2011 there was $25,159,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years. Included in unrecognized share-based compensation is $19,009,000 related to stock options and $6,150,000 related to restricted stock.

NOTE 3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials and purchased components	$54,651	$35,580
Service parts, garments and accessories	72,679	60,813
Finished goods	175,342	155,744
Less: reserves	(16,535)	(16,210)

Inventories	$286,137	$235,927

NOTE 4. Financing Agreement

Polaris is a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs. As part of the bank agreement, the Company had a $200,000,000 term loan outstanding at December 31, 2010 and March 31, 2011, which was paid off in its entirety in May 2011 with the issuance of the Senior Notes described below and $100,000,000 of cash on hand. In anticipation of the Senior Notes being issued in May 2011, the Company classified $100,000,000 of the $200,000,000 term loan outstanding as of December 31, 2010 and March 31, 2011 as a long-term liability in each of the respective consolidated balance sheets. The bank agreement expires on December 2, 2011. There were no borrowings under the revolving loan facility at June 30, 2011.

In December 2010 the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured Senior Notes due May 2018 and $75,000,000 of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes were issued in May 2011.

Polaris previously entered into various interest rate swap agreements to manage exposures to fluctuations in interest rates under the term loan by fixing the LIBOR interest rate. Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. The swap agreements expired in April 2011.

The Company entered into and settled an interest rate lock contract in November 2010 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $251,000 gain, net of deferred taxes of $149,000, which is being amortized into income over the life of the related debt.

NOTE 5. Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2011, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $454,782,000 which includes $171,213,000 in the Polaris Acceptance portfolio and $283,569,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2011, the potential 15 percent aggregate repurchase obligation is approximately $74,073,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at June 30, 2011 of $35,567,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income. During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

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

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. In November 2010, the Company extended its installment credit agreement to March 2016 under which GE Bank provides installment credit lending for motorcycles. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. In October 2010, Polaris extended its installment credit agreement to February 2016 under which Sheffield provides installment credit lending for ORVs, Snowmobiles and certain other Polaris products. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

NOTE 6. Investment in Manufacturing Affiliates

The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ 40 percent equity ownership investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products. Fuji and Polaris have agreed to close the Robin facility by third quarter 2011 as the production volume of engines made at the facility has declined significantly in recent years. In the third quarter of 2010, the Company sold its remaining equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”) which manufactures off-road and on-road motorcycles. Prior to the sale of the KTM investment, the Company owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320.

NOTE 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of $35,696,000 and $28,354,000 of goodwill and $25,182,000 and $2,959,000 of intangible assets, net of accumulated depreciation, for the periods ended June 30, 2011 and December 31, 2010, respectively.

Additions to goodwill and other intangible assets in the first six months of 2011 relate to the acquisition of Indian Motorcycle Company during April 2011 and the acquisition of certain assets of Global Electric Motorcars LLC (GEM), a division of Chrysler, during June 2011. Goodwill associated with these acquisitions is tax deductible. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate.

The changes in the net carrying amount of goodwill for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Goodwill, beginning	$28,645	$26,806	$28,354	$25,869
Goodwill acquired during the period	6,865	—	6,865	689
Translation and other adjustments	186	(252)	477	(4)

Goodwill, ending	$35,696	$26,554	$35,696	$26,554

For other intangible assets the changes in the net carrying amount for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other Intangible assets, beginning	$3,212	$(306)	$3,147	$(188)
Other Intangible assets acquired during the period	22,110	—	22,110	—
Amortization expense	—	(145)	—	(272)
Foreign currency translation effect on balances	343	(32)	408	(23)

Other Intangible assets, ending	$25,665	$(483)	$25,665	$(483)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other Intangible assets, beginning	$1,111	$(26)	—	—
Other Intangible assets acquired during the period	—	—	$1,111	—
Amortization expense	—	(39)	—	$(65)
Foreign currency translation effect on balances	(21)	—	(21)	—

Other Intangible assets, ending	$1,090	$(65)	$1,090	$(65)

The components of other intangible assets were as follows (in thousands):

June 30, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$240	—	$240
Dealer/customer related	7	3,740	$(18)	3,722
Developed technology	7	4,955	(465)	4,490

Total amortizable		8,935	(483)	8,452

Non-amortizable – brand names		16,730	—	16,730

Total other intangible assets, net		$25,665	$(483)	$25,182

June 30, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7	$1,090	$(65)	$1,025

Total other intangible assets, net		$1,090	$(65)	$1,025

Amortization expense for intangible assets during the first six months of 2011 was $272,000. Estimated amortization expense for the remainder of 2011 and succeeding fiscal years is as follows: 2011 (remainder), $645,000; 2012, $1,290,000; 2013, $1,290,000; 2014, $1,290,000; 2015, $1,290,000; 2016, $879,000; and after 2016, $1,768,000.

NOTE 8. Shareholders’ Equity

During the first six months of 2011, Polaris paid $32,856,000 to repurchase and retire approximately 419,000 shares of its common stock related primarily to open market share repurchases. As of June 30, 2011, the Company has authorization from its Board of Directors to repurchase up to an additional 2,700,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.45 per share on May 16, 2011 to holders of record on May 2, 2011. On July 20, 2011, the Polaris Board of Directors declared a regular cash dividend of $0.45 per share payable on or about August 15, 2011 to holders of record of such shares at the close of business on August 1, 2011.

Net Income per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the ESOP and deferred stock units under the Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (collectively, the “Option Plans”) and the Omnibus Plan and certain shares issued under the Restricted Stock Plan (“Restricted Plan”). A reconciliation of these amounts is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	34,174	32,956	34,101	32,851
Director plan and deferred stock units	170	161	167	168
ESOP	61	138	69	143

Common shares outstanding — basic	34,405	33,255	34,337	33,162
Dilutive effect of Restricted Plan and Omnibus Plan	94	66	86	62
Dilutive effect of Option Plans and Omnibus Plan	1,108	927	1,046	775

Common and potential common shares outstanding — diluted	35,607	34,248	35,469	33,999

During the second quarter and year-to-date periods ending June 30, 2011, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were approximately 30,000 and 250,000, respectively, compared to 291,000 and 2,701,000, respectively, for the same periods in 2010.

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments, realized and unrealized gains or losses on available for sale securities and deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$48,729	$25,624	$96,039	$45,395
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $4,160 and $3,791 in 2011, and tax benefit of $448 and $586 in 2010	5,322	(3,979)	8,579	(4,311)
Reclassification of unrealized loss on available for sale securities to the income statement	—	769	—	769
Unrealized loss on available for sale securities, net of tax	—	(57)	—	(387)
Unrealized (loss) gain on derivative instruments, net of tax benefit of $701 and $1,956 in 2011 and tax of $2,694 and $2,266 in 2010	(1,138)	4,472	(3,289)	3,761

Comprehensive income	$52,913	$26,829	$101,329	$45,227

Changes in the Accumulated other comprehensive income balances are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$6,991	$(1,093)	$5,898
Reclassification to the income statement	—	1,870	1,870
Change in fair value	8,579	(5,159)	3,420

Balance at June 30, 2011	$15,570	$(4,382)	$11,188

NOTE 9. Commitments and Contingencies

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

NOTE 10. Derivative Instruments and Hedging Activities

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At June 30, 2011, Polaris had the following open contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Unrealized Loss
Australian Dollar	$9,599	$(625)
Canadian Dollar	262,653	(6,526)
Swedish Krona	5,958	(233)

Total	$278,210	$(7,384)

These contracts, with maturities through December 2012, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity.

Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2011. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

The table below summarizes the carrying values of derivative instruments as of June 30, 2011 and 2010 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2011
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	—	$(7,384)	$(7,384)

Total derivatives designated as hedging instruments	—	$(7,384)	$(7,384)

Commodity contracts(1)	$180	(43)	$137

Total derivatives not designated as hedging instruments	$180	(43)	$137

Total Derivatives	$180	$(7,427)	$(7,247)

	Carrying Values of Derivative Instruments as of June 30, 2010
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Interest rate contracts(1)	—	$(414)	$(414)
Foreign exchange contracts(1)	$5,391	—	5,391

Total derivatives designated as hedging instruments	$5,391	$(414)	$4,977

Commodity contracts(1)	$1,353	$(306)	$1,047

Total derivatives not designated as hedging instruments	$1,353	$(306)	$1,047

Total Derivatives	$6,744	$(720)	$6,024

(1)	Assets are included in Prepaid expenses and other and liabilities are included in Other accrued expenses on the accompanying consolidated balance sheet.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in Accumulated other comprehensive income for the three months ended June 30 (in thousands):

Derivatives in Cash Flow Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate contracts	$7	$179	$75	$178
Foreign currency contracts	(1,145)	4,293	(3,363)	3,583

Total	$(1,138)	$4,472	$(3,288)	$3,761

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income (loss) on derivative instruments designated as hedging instruments for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$(40)	$(291)	$(152)	$(588)
Foreign currency contracts	Other expense (income) net	1,646	623	2,022	557
Foreign currency contracts	Cost of Sales	—	49	—	24

Total		$1,606	$381	$1,870	$(7)

The net amount of the existing gains or losses at June 30, 2011 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three and six months ended June 30, 2011.

The Company recognized a loss of 2,000 and a gain of $661,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and six month periods ended June 30, 2011, respectively, versus losses of $2,544,000 and $2,438,000 for the three and six month periods ended June 30, 2010.

NOTE 11. Fair Value Measurements

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

The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs such as quotations from third parties, to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 10 for additional details). Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$3,518	$3,518	—	—
Foreign exchange contracts, net	(7,384)	—	$(7,384)	—
Commodity contracts	137	—	137	—

Total	$(3,729)	$3,518	$(7,247)	—

NOTE 12. Manufacturing Realignment

In May 2010, the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Monterrey, Mexico. The realignment will lead to the sale or closure of a portion of the Osceola, WI manufacturing operations by 2012. Due to the increased demand for Polaris product, in April 2011, the Company reconsidered its decision regarding the Osceola operations and announced that it would maintain its snowmobile and motorcycle engine assembly in Osceola, WI. The Company expects to record transition charges, including both exit costs and startup costs, over the 2010 to 2012 periods. The exit costs pertaining to the manufacturing realignment are expected to total approximately $10,000,000 over that time period. The exit costs are classified within cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

	Total Amount Expected to be Incurred	Amount Incurred during the Three Months Ended June 30, 2011	Cumulative Amounts Incurred through June 30, 2011
Employee termination benefits	$7,500	$(724)	$6,041
Other associated costs	2,500	105	617

Total Exit Costs	$10,000	$(619)	$6,658

Utilization of components of the accrued exit costs during the three months ended June 30, 2011 is as follows (in thousands):

	Balance March 31, 2011	Amount provided for during the Three Months Ended June 30, 2011	Amount Utilized during the Three Months Ended June 30, 2011	Balance June 30, 2011
Employee termination benefits	$5,960	$(724)	$(669)	$4,567
Other associated costs	—	105	(105)	—

Total Exit Costs	$5,960	$(619)	$(774)	$4,567

Note 13. Subsequent Event

In July 2011, Polaris announced that its Board of Directors has approved a two-for-one split of the Company’s outstanding shares of Common stock to be effected in the form of a one-hundred percent stock dividend. On September 12, 2011, Polaris shareholders will receive one additional share of Common stock for each share of record they hold at the close of business on September 2, 2011. Upon completion of the stock split, Polaris will have approximately 69,000,000 shares of Common Stock outstanding. In connection with the stock split, the Board of Directors approved a corresponding increase in the common shares authorized to be issued from 80,000,000 shares to 160,000,000 shares. The shares and per share amounts presented herein have not been adjusted to reflect the impact of the stock split.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the quarter and six months ended June 30, 2011. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and electric vehicles; and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the second quarter ended June 30, 2011, we reported net income of $48.7 million, or $1.37 per diluted share, driven by a 300 basis point increase in our gross profit margin percentage. By comparison, 2010 second quarter net income was $25.6 million, or $0.75 per diluted share. Sales for the second quarter 2011 totaled $607.9 million, an increase of 41 percent from last year’s second quarter sales of $430.9 million. The second quarter sales and earnings growth was driven by strong retail sales demand for our products and continued market share gains. Our unit retail sales to consumers in North America grew 19 percent during the second quarter of 2011 compared to the second quarter of 2010, with strong demand experienced for our off-road vehicles and Victory motorcycles. We achieved strong market share improvements in ORV and motorcycles in North America as the retail sales performance was notably stronger than overall industry retail sales. Our sales to customers outside of North America grew 35 percent in the second quarter of 2011. All geographies experienced sales growth during the 2011 second quarter. As a result of continuous improvement efforts directed at cost reduction and profitability enhancements, we generated significant margin expansion. In the second quarter 2011, the gross profit margin percentage improved by 300 basis points. The increase in gross margin contributed to an 8.0 percent net income margin for the 2011 second quarter, a 210 basis point increase from the second quarter last year. In April 2011, we acquired Indian Motorcycle Company, the maker of America’s first motorcycle and Global Electric Motorcars LLC (GEM), a manufacturer of premium electric-powered vehicles. These transactions will complement and enhance our On-Road Vehicles product portfolio and afford us the opportunity to bring our world-class engineering, manufacturing, and distribution capabilities to two recognizable brands in their respective markets. Our strong balance sheet, with $262.2 million in cash on hand and only $100.0 million in debt at June 30, 2011, gives us the strength and flexibility to remain aggressive in identifying opportunities to accelerate growth. During the 2011 second quarter, we issued $100.0 million of senior notes and used $100.0 million of cash on hand to retire the $200.0 million term loan.

In July 2011, Polaris’ Board of Directors announced they had approved a two-for-one split of the Company’s outstanding shares of Common stock to be effected in the form of a one-hundred percent stock dividend. On September 12, 2011, Polaris shareholders will receive one additional share of Common Stock for each share of record they hold at the close of business on September 2, 2011. Upon completion of the stock split, Polaris will have approximately 69.0 million shares of Common Stock outstanding. In connection with the stock split, the Board of Directors approved a corresponding increase in the common shares authorized to be issued from 80.0 million shares to 160.0 million shares. The shares and per share amounts presented in our discussion and analysis of Polaris’ financial condition and results of operations have not been adjusted to reflect the impact of the stock split.

Results of Operations

Sales: Sales were $607.9 million in the second quarter 2011, a 41 percent increase from $430.9 million in sales for the same period in 2010. Year-to-date, sales were $1,145.1 million, a 44 percent increase from $792.6 million for the year-to-date period last year.

The following table is an analysis of the percentage change in our sales for the 2011 and 2010 second quarter and year-to-date periods when compared to the same prior periods:

	Percent Change in Total Company Sales Compared to Corresponding Periods of the Prior Year Periods
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Volume	28%	35%
Product mix and price	10%	7%
Currency	3%	2%

Total	41%	44%

Volume for the 2011 second quarter and year-to-date periods increased 28 percent and 35 percent, respectively, compared to the same periods in 2010 as we shipped more off-road vehicles, Victory motorcycles, and snowmobiles to dealers given the strong consumer retail demand for our products both in North America and internationally and lower year over year dealer inventory levels. Product mix and price increased for the 2011 second quarter and year-to-date compared to the same periods in 2010 primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles sold to dealers relative to our other businesses and select selling price increases on several of the model year 2011 products. Favorable movements in currency rates for the 2011 second quarter and year-to-date periods increased sales three percent and two percent, respectively, compared to the same periods in 2010 due to the change in the currency rates and their effect on our Canadian and other foreign subsidiaries when translated to U.S. dollars.

Our sales by product line are as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change
Off-Road Vehicles	$482.3	79%	$342.0	79%	41%	$870.3	76%	$592.5	75%	47%
Snowmobiles	6.8	1%	2.0	0%	247%	15.8	1%	7.5	1%	110%
On-Road/Victory Motorcycles	30.9	5%	15.5	4%	99%	75.8	7%	40.8	5%	86%
PG&A	87.9	15%	71.4	17%	23%	183.2	16%	151.8	19%	21%

Total Sales	$607.9	100%	$430.9	100%	41%	$1,145.1	100%	$792.6	100%	44%

ORV sales of $482.3 million in the 2011 second quarter, which includes both ATV and side-by-side vehicle sales, increased 41 percent from the second quarter 2010. Year-to-date 2011 ORV sales increased 47 percent from the same period in 2010 to a total of $870.3 million. This increase for the quarter and year-to-date periods reflects significant North American market share gains for both ATVs and side-by-side vehicles and increased sales in our adjacency businesses of military and Bobcat. North American consumer ORV unit retail sales increased 18 percent for the 2011 second quarter from the second quarter last year, with side-by-side vehicle unit retail sales increasing significantly and ATV unit retail sales up slightly. North American dealer inventories of ORVs for the 2011 second quarter were up slightly from the second quarter of 2010 due to higher side-by-side inventory as retail sales continued very strong. Sales of ORVs outside of North America increased 35 percent in the second quarter 2011 when compared to the second quarter 2010, due to positive mix benefit from increased sales of higher priced side-by-side vehicles, and positive currency benefit from the weaker US dollar. For the 2011 second quarter, the average ORV per unit sales price increased 11 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced side-by-side vehicle models and select selling price increases on several of the model year 2011 products.

Snowmobile sales totaled $6.8 million for the 2011 second quarter compared to $2.0 million for the second quarter of 2010. For the year-to-date period, snowmobile sales were $15.8 million, a 110 percent increase compared to the same period last year. Second quarter sales are historically a seasonally low quarter for snowmobile shipments, as deliveries to dealers ramp up in the second half of the calendar year before the snowmobile retail selling season begins in earnest. Sales increased primarily due to an increase in shipments to customers outside of the United States in the 2011 second quarter compared to the second quarter last year. The average snowmobile per unit sales price for the second quarter 2011 increased significantly compared to the same period last year primarily due to favorable foreign currency rate movements in the second quarter 2011 compared to the second quarter 2010 and timing of shipments of certain higher priced models in the second quarter 2011 compared to 2010.

Sales of the On-Road Vehicles division, which primarily consists of Victory motorcycles, increased 99 percent to $30.9 million during the second quarter of 2011 when compared to the same period in 2010. Year-to-date 2011 On-Road Vehicle sales increased 86 percent compared to the comparable period of 2010, to a total of $75.8 million. Polaris sales of On-Road Vehicles to customers outside of North America increased 34 percent during the 2011 second quarter compared to the prior year’s second quarter. The North American heavyweight cruiser and touring motorcycle industry retail sales were up slightly during the 2011 second quarter compared to the prior year’s second quarter with Victory unit retail sales in North America up significantly during the 2011 second quarter. North American dealer inventory of Victory motorcycles for the 2011 second quarter remained approximately equal to comparable 2010 levels. The average per unit sales price for the On-Road Vehicles division in the 2011 second quarter increased 18 percent compared to the second quarter 2010, primarily due to shipments of higher priced touring motorcycles during the 2011 second quarter.

PG&A sales increased 23 percent during the second quarter 2011 compared to the same period in 2010 with PG&A sales increasing across all businesses and product lines. Year-to-date PG&A sales increased 21 percent compared the same period in 2010.

Sales by geographic region were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change
United States	$420.3	69%	$301.3	70%	40%	$790.6	69%	$539.6	68%	47%
Canada	83.4	14%	52.1	12%	60%	159.2	14%	100.4	13%	59%
Other foreign countries	104.2	17%	77.5	18%	35%	195.3	17%	152.6	19%	28%

Total Sales	$607.9	100%	$430.9	100%	41%	$1,145.1	100%	$792.6	100%	44%

Significant regional trends were as follows:

United States:

Net sales in the United States for the second quarter of 2011 increased 40 percent compared to the second quarter of 2010. Net sales in the United States during the six months ended June 30, 2011 increased 47 percent compared to the same period in 2010. An increase in shipments of ORV and On-Road Vehicles and market share gains accounted for the increase for the second quarter and year-to-date periods. The United States represented 69 percent of total Company sales in the 2011 second quarter and year-to-date period compared to 70 percent and 68 percent of total Company sales for the 2010 second quarter and year-to-date periods, respectively.

Canada:

Canadian sales increased 60 percent for the 2011 second quarter compared to the same period in 2010. Year-to-date, sales in Canada increased 59 percent compared to the same period last year. Favorable currency rate movements accounted for nine percent of the increase in sales for both the 2011 second quarter and year-to-date periods compared to the same periods in 2010. Increased volume was the primary contributor for the remainder of the increase in sales for the 2011 second quarter and year-to-date periods. Canada represented 14 percent of total Company sales for both the 2011 second quarter and year-to-date periods compared to 12 percent and 13 percent of total Company sales for the 2010 second quarter and year-to-date periods, respectively.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 35 percent for the 2011 second quarter compared to the same period in 2010. Year-to-date, sales in other foreign countries increased 28 percent compared to the same period last year. Favorable currency rate movements accounted for 11 percent and seven percent of the increase in sales for the 2011 second quarter and year-to-date periods, respectively, compared to the same periods in 2010. The remainder of the increase in the second quarter 2011 was primarily driven by volume increases in ORV and Victory motorcycles resulting from higher retail sales. Other foreign countries represented 17 percent of total Company sales for both of the 2011 second quarter and year-to-date periods compared to 18 percent and 19 percent of total Company sales for the second quarter and year-to-date periods in 2010, respectively.

Cost of Sales:

	Three Months Ended June 30,					Six Months Ended June 30,
($ in millions)	2011	Percent of Total Cost of Sales	2010	Percent of Total Cost of Sales	Change 2011 vs. 2010	2011	Percent of Total Cost of Sales	2010	Percent of Total Cost of Sales	Change 2011 vs. 2010
Purchased materials and services	$368.5	86%	$257.5	81%	43%	$691.5	85%	$474.7	81%	46%
Labor and benefits	41.0	9%	36.0	11%	14%	80.0	10%	62.8	11%	27%
Depreciation and amortization	13.2	3%	13.4	4%	(1)%	27.7	3%	26.3	4%	5%
Warranty costs	7.6	2%	10.9	4%	(30)%	16.5	2%	20.8	4%	(21)%

Total Cost of Sales	$430.3	100%	$317.8	100%	35%	$815.7	100%	$584.6	100%	40%

Percentage of Sales	70.8%		73.8%		-300 basis points	71.2%		73.8%		-260 basis points

For the 2011 second quarter and year-to-date periods, cost of sales increased 35 percent and 40 percent to $430.3 million and $815.7 million, respectively, compared to $317.8 million and $584.6 million, respectively, in 2010. The increase in cost of sales for the 2011 second quarter and year-to-date periods resulted primarily from the effect of increases in volume on purchased materials and labor costs, and higher commodity costs, offset by lower warranty costs.

Gross Profit:

The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the second quarter and year-to-date periods:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Gross profit dollars	$177.6	$113.1	57%	$329.4	$208.0	58%

Percentage of Sales	29.2%	26.2%	+300 basis points	28.8%	26.2%	+260 basis points

Gross profit, as a percentage of sales, was 29.2 percent and 28.8 percent for the 2011 second quarter and year-to-date periods, respectively, an increase of 300 basis points and 260 basis points from the same periods last year, respectively. Gross profit dollars increased 57 percent and 58 percent to $177.6 million and $329.4 million for the 2011 second quarter and year-to-date periods compared to the same periods in 2010, respectively. The increase in the gross profit dollars and margin percentage during the 2011 second quarter and year-to-date periods resulted primarily from continued product cost reduction efforts, favorable currency rates, lower warranty rates, and significant production volume increases partially offset by increasing commodity costs and an unfavorable product mix when compared to the same periods last year.

Operating expenses:

The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the second quarter and year-to-date periods:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Selling and marketing	$43.4	$34.2	27%	$80.6	$64.3	26%
Research and development	25.5	18.5	38%	48.5	37.2	30%
General and administrative	37.3	21.7	72%	64.6	40.1	61%

Total operating expenses	$106.2	$74.4	43%	$193.7	$141.6	37%

Percentage of Sales	17.5%	17.3%	+20 basis points	16.9%	17.9%	-100 basis points

Operating expenses for the 2011 second quarter and year-to-date periods increased 43 percent and 37 percent to $106.2 million and $193.7 million, respectively, compared to $74.4 million and $141.6 million for the same periods in 2010. Operating expenses in absolute dollars for the 2011 second quarter and year-to-date periods increased primarily due to continued infrastructure investments being made in international and adjacent markets for future growth opportunities, and increased incentive compensation plan expenses due to the higher expected profitability and the current higher stock price in 2011. Operating expenses as a percentage of sales was 17.5 percent and 16.9 percent for the 2011 second quarter and year to date periods, respectively, compared to 17.3 percent and 17.9 percent for the same periods in 2010, respectively.

Income from financial services:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Income from financial services	$5.5	$4.2	30%	$10.8	$8.5	27%
Percentage of Sales	0.9%	1.0%	-10 basis points	0.9%	1.1%	-20 basis points

Income from financial services increased 31 percent to $5.5 million in the 2011 second quarter compared to $4.2 million in the 2010 second quarter. Income from financial services increased 27 percent to $10.8 million for the six months ended June 30, 2011 from $8.5 million for the same period of 2010. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Interest expense:

Interest expense increased to $1.0 million and $1.5 million for the three and six months ended June 30, 2011, respectively, compared to $0.7 million and $1.4 million for the same periods of 2010 due to higher interest rates of the long-term senior notes issued in May 2011.

Noncash Impairment charge on securities available for sale

The noncash Impairment charge on securities available for sale recorded in the second quarter 2010 was $0.8 million. The securities available for sale relate to the Company’s KTM investment which had a fair value equal to the trading price of KTM shares on the Vienna stock exchange (19.00 Euros at June 30, 2010). The total fair value of these securities as of June 30, 2010 was $8.0 million, which was below the Company’s cost basis for this investment at that time. During the second quarter 2010, the Company determined that the decline in the fair value of the KTM shares was other than temporary and therefore recorded the unrealized non-cash impairment charge of $0.8 million in the income statement. In the third quarter of 2010, the Company sold its remaining equity investment in KTM.

Other expense/income, net:

Non-operating other expense/income was $1.6 million of expense in the second quarter of 2011 compared to $2.3 million of expense for the same period in 2010. Year-to-date non-operating other expense/income was $1.6 million of income compared to $2.5 million of expense for the same period in 2010. The change for the quarter and year-to-date periods was primarily due to foreign currency exchange rate movements and the resulting effects of foreign currency transactions related to the Company’s foreign subsidiaries.

Provision for income taxes:

The income tax provision for the second quarter 2011 was recorded at a rate of 34.4 percent of pretax income compared to 34.5 percent of pretax income for the second quarter 2010. Year-to-date the income tax provision for 2011 was recorded at a rate of 34.5 percent of pretax income compared to 35.3 percent of pretax income for the 2010 year-to-date period. The higher income tax rate for the 2010 year-to-date period over 2011 resulted from not providing for the federal research and development tax credit in the first half of 2010 because it had not been extended by the U.S. Congress as of June 30, 2010.

Reported Net Income:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions except per share data)	2011	2010	Change	2011	2010	Change
Net Income	$48.7	$25.6	90%	$96.0	$45.4	112%
Diluted Net Income per share	$1.37	$0.75	83%	$2.71	$1.34	102%

Reported net income for the second quarter 2010 was $48.7 million, or $1.37 per diluted share, compared to $25.6 million or $0.75 per diluted share for the second quarter 2010. Year-to-date 2011 reported net income was $96.0 million, or $2.71 per diluted share, compared to $45.4 million or $1.34 per diluted share for the 2010 period. The increase for the 2011 second quarter and year-to-date periods is primarily due to higher sales volume and higher gross profit margin percentage generated by the Company in 2011.

Weighted Average Shares Outstanding:

The weighted average diluted shares outstanding for the second quarter ended June 30, 2011 of 35.6 million shares is four percent higher than the comparable period in 2010. For the 2011 year-to-date period, the weighted average diluted shares outstanding of 35.5 million shares is up four percent compared to the same period in 2010. The increase in both periods is due to share issuances under employee plans.

Cash Dividends:

Polaris paid a $0.45 per share dividend on May 16, 2011 to shareholders of record on May 2, 2011. On July 20, 2011, the Polaris Board of Directors declared a regular cash dividend of $0.45 per share (pre-split) payable on or about August 15, 2011 to holders of record of such shares at the close of business on August 1, 2011.

Liquidity and Capital Resources

Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, acquisitions, cash dividends to shareholders and new product development.

The following table summarizes the cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 ($ in millions):

	For the Six Months Ended June 30,
	2011	2010	Change
Total cash provided by (used for):
Operating activities	$61.8	$57.0	$4.8
Investing activities	(64.7)	(11.7)	(53.0)
Financing activities	(130.6)	(19.3)	(111.3)
Impact of currency translation on cash balances	1.7	—	1.7

Increase (decrease) in cash and cash equivalents	$(131.8)	$26.0	$(157.8)

Operating activities:

Net cash provided by operating activities totaled $61.8 million for the six months ended June 30, 2011, an increase from $57.0 million net cash provided in the first six months of 2010. The $4.8 million increase in net cash provided by operating activities for the six months ended June 30, 2011 compared to the same period in 2010 is primarily due to a $50.6 million increase in net income offset by a net investment in working capital of $31.7 million primarily due to higher accounts receivable from the significant increase in sales volumes to international customers.

Investing activities:

Net cash used for investing activities was $64.7 million for the six months of 2011 compared to cash used of $11.7 million for the same period in 2010. The primary use of cash for the first six months of 2011 and 2010 was the investment of $40.6 million and $20.9 million, respectively, for the purchase of property and equipment, including new product development tooling. In addition, we acquired Indian Motorcycle Company and GEM totaling $28.0 million during the six months ended June 30, 2011.

Financing activities:

Net cash used for financing activities was $130.6 million for the first six months of 2011 compared to cash used of $19.3 million for financing activities in the same period in 2010. In May 2011, we paid off the $200.0 million term loan with cash received from the issuance of $100.0 million of senior notes discussed below and $100.0 million of cash on hand. The Company previously entered into interest rate swap agreements to manage exposures to fluctuations in interest rates under the term loan by fixing the LIBOR interest rate. Each of these interest rate swaps were designated as and met the criteria of cash flow hedges. All swaps expired in April 2011. We paid cash dividends of $30.7 million and $26.3 million in the six months ended June 30, 2011 and 2010, respectively. Common stock repurchased during the first six months of 2011 and 2010 totaled $32.9 million and $27.4 million, respectively. Proceeds from the issuance of stock under employee plans were $23.1 million and $30.0 million for the six months ended June 30, 2011 and 2010, respectively.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured variable interest rate bank lending agreement that matures on December 2, 2011, comprised of a $250 million revolving loan facility for working capital needs. There were no borrowing under the revolving loan at June 30, 2011.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 18 percent and 45 percent at June 30, 2011 and 2010, respectively.

Polaris entered into and settled an interest rate lock contract in November 2010 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $0.3 million gain, net of deferred taxes of $0.1 million, which is being amortized into income over the life of the related debt.

Additionally, at June 30, 2011, Polaris had letters of credit outstanding of $9.8 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 37.5 million shares of the Company’s common stock. Of that total, approximately 34.8 million shares have been repurchased cumulatively from 1996 through June 30, 2011. Polaris repurchased 0.4 million shares of Polaris stock for $32.9 million during the first six months of 2011 which increased reported earnings per share by approximately one cent.

The Company has authorization from its Board of Directors to repurchase up to an additional 2.7 million shares of Polaris stock as of June 30, 2011; however, the Company expects to take a prudent and conservative approach to the open market stock repurchase activity for the balance of 2011. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.

Management believes that existing cash balances, and cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, acquisitions, and capital requirements for the foreseeable future. At this time, management is not aware of any adverse factors that would have a material impact on cash flow.

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

We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at June 30, 2011 was $35.6 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2011, the potential 15 percent aggregate repurchase obligation is approximately $74.1 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At June 30, 2011, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $454.8 million, a seven percent increase from $425.4 million at June 30, 2010. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. In November 2010, the Company extended its installment credit agreement to March 2016 under which GE Bank provides installment credit lending for motorcycles. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States. In October 2010, the Company extended its installment credit agreement with Sheffield to February 2016 under which Sheffield provides exclusive installment credit lending for ORV, Snowmobiles and certain other Polaris products. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

During calendar year 2010, purchases totaling approximately five percent of our cost of sales were from yen-denominated suppliers. Our cost of sales in the second quarter ended June 30, 2011 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2010. At June 30, 2011, we had no Japanese yen foreign exchange hedging contracts in place. In view of current exchange rates, we anticipates that the Japanese yen-U.S. dollar exchange rate will have a negative impact on cost of sales for the remainder of 2011 when compared to the same periods in the prior year.

We operate in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the second quarter and six months ended June 30, 2011 when compared to the same periods in 2010. At June 30, 2011, we had open Canadian dollar foreign exchange hedging contracts in place through December 2012. The notional amount for 2011 contracts total $148.3 million with an average exchange rate of approximately 0.98 U.S. dollar to Canadian dollar. The notional amount for 2012 contracts is $114.4 million at an average exchange rate of approximately 1.01 U.S. Dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipates that the Canadian dollar-U.S. dollar exchange rate will have a positive impact on sales and net income for the remainder of 2011 when compared to the same periods in the prior year.

We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sells to certain distributors in other countries and purchases components from certain suppliers directly for its U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the second quarter and six month periods of 2011 when compared to the same period in 2010. We had open Swedish Krona and Australian Dollar foreign exchange hedging contracts in place through December 2011 and December 2012, respectively. The open Swedish Krona contracts through December 2011, had notional amounts totaling $6.0 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona. The open Australian Dollar contracts for 2011 had notional amounts totaling $6.0 million with an average exchange rate of approximately .96 U.S. dollar to the Australian Dollar. The open Australian Dollar contracts for 2012 had notional amounts totaling $3.6 million with an average exchange rate of approximately 1.02 U.S. dollar to Australian dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the exchange rates for other foreign currencies will have a positive impact on sales and net income for the remainder of 2011 when compared to the same periods in the prior year.

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

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2011 there were derivative contracts in place to hedge a portion of our aluminum and diesel fuel exposures during 2011. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on our gross margins for the remainder of 2011 when compared to the same periods in the prior year.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of its critical accounting policies.

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

Item 4

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A — Risk Factors

In addition to the risk factors set forth in this report, please consider the factors discussed in “Part I, Item 1A. Risk Factors” in Polaris’ fiscal year 2010 Annual Report filed on Form 10-K, which could materially affect the Company’s business, financial condition, or future results.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2011	1,000	101.06	1,000	2,718,000
May 1 — 31, 2011	—	—	—	2,718,000
June 1 — 30, 2011	18,000	99.89	18,000	2,700,000

Total	19,000	99.94	19,000	2,700,000

(1)	The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 37.5 million shares of the Company’s common stock (the “Program”). Of that total, 34.8 million shares have been repurchased cumulatively from 1996 through June 30, 2011. This Program does not have an expiration date.

Item 4 — Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 28, 2011 at which time shareholders narrowly approved, on an advisory basis, to have future votes held on the Company’s executive compensation program annually until determined otherwise by the Company’s Board of Directors. On July 20, 2011, the Board of Directors adopted a resolution providing for an annual advisory vote on the Company’s executive compensation program. Additionally, as a result of the narrow margin of the voting results, the Board of Directors voted to submit the frequency vote to shareholders again at next year’s 2012 annual meeting of shareholders.

Item 6 — Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
3.a	Articles of Incorporation of Polaris Industries Inc. (the “Company”), as amended, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.a	Polaris Industries Inc. 2007 Omnibus Incentive Plan, (As Amended and Restated April 28, 2011), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

10.b	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Nonqualified Stock Option Agreement form (Single Trigger), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

10.c	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Nonqualified Stock Option Agreement form (Double Trigger), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

10.c	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Single Trigger), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

10.d	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Double Trigger), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

10.e	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

31.a	Certification of Chief Executive Officer — Section 302

31.b	Certification of Chief Financial Officer — Section 302

32.a	Certification of Chief Executive Officer — Section 906

32.b	Certification of Chief Financial Officer — Section 906

101	The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: August 5, 2011	/s/ SCOTT W. WINE
Scott W. Wine Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)