Form 10-Q
period 2011-09-30
POLARIS INDUSTRIES INC/MN
filed 2011-11-07
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 69,032,758 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.

FORM 10-Q

For Quarterly Period Ended September 30, 2011

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$335,747	$393,927
Trade receivables, net	108,889	89,294
Inventories, net	338,285	235,927
Prepaid expenses and other	37,762	21,628
Income taxes receivable	9,037	—
Deferred tax assets	62,269	67,369

Total current assets	891,989	808,145
Property and equipment, net	198,018	184,011
Investment in finance affiliate	37,273	37,169
Investments in manufacturing affiliates	882	1,009
Deferred tax assets	10,240	—
Goodwill and other intangible assets, net	59,658	31,313

Total Assets	$1,198,060	$1,061,647

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term borrowings under credit agreement	$—	$100,000
Accounts payable	187,780	113,248
Accrued expenses:
Compensation	160,414	126,781
Warranties	36,724	32,651
Sales promotions and incentives	80,234	75,494
Dealer holdback	61,196	79,688
Other	66,189	52,194
Income taxes payable	1,598	2,604
Current liabilities of discontinued operations	1,550	1,550

Total current liabilities	595,685	584,210
Long-term income taxes payable	7,156	5,509
Deferred income taxes	—	937
Long-term debt	100,000	100,000

Total liabilities	702,841	690,656

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,679 and 68,468 shares issued and outstanding	$687	$685
Additional paid-in capital	72,636	78,914
Retained earnings	403,020	285,494
Accumulated other comprehensive income, net	18,876	5,898

Total shareholders’ equity	495,219	370,991

Total Liabilities and Shareholders’ Equity	$1,198,060	$1,061,647

Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on September 12, 2011 to shareholders of record on September 2, 2011.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$729,861	$580,082	$1,874,980	$1,372,697
Cost of Sales	523,025	429,383	1,338,705	1,014,000

Gross profit	206,836	150,699	536,275	358,697
Operating expenses
Selling and marketing	49,074	38,118	129,740	102,380
Research and development	25,750	22,257	74,248	59,507
General and administrative	28,049	26,764	92,632	66,872

Total operating expenses	102,873	87,139	296,620	228,759
Income from financial services	6,327	4,136	17,139	12,637

Operating Income	110,290	67,696	256,794	142,575
Non-operating expense (income):
Interest expense	1,270	721	2,766	2,149
Gain on securities available for sale, net	—	(1,594)	—	(825)
Other expense (income), net	5,480	(1,482)	3,921	1,016

Income before income taxes	103,540	70,051	250,107	140,235
Provision for income taxes	35,903	22,830	86,431	47,619

Net Income	$67,637	$47,221	$163,676	$92,616

Basic Net Income per share	$0.98	$0.71	$2.38	$1.39

Diluted Net Income per share	$0.95	$0.69	$2.30	$1.36

Weighted average shares outstanding:
Basic	68,937	66,811	68,761	66,487
Diluted	71,289	68,753	71,056	68,250

Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on September 12, 2011 to shareholders of record on September 2, 2011.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$163,676	$92,616
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash impairment charge on securities held for sale	—	(825)
Depreciation and amortization	50,692	49,616
Noncash compensation	14,815	13,460
Noncash income from financial services	(3,398)	(3,313)
Noncash loss from manufacturing affiliates	127	1,203
Deferred income taxes	(6,404)	(4,423)
Changes in current operating items:
Trade receivables	(17,563)	(7,745)
Inventories	(96,474)	(100,463)
Accounts payable	73,207	62,387
Accrued expenses	27,243	52,031
Income taxes payable/receivable	(8,542)	(3,086)
Prepaid expenses and others, net	700	5,455

Net cash provided by operating activities	198,079	156,913
Investing Activities:
Purchase of property and equipment	(62,474)	(35,040)
Investments in finance affiliate, net	3,294	11,166
Proceeds from sale of securities available for sale	—	9,601
Acquisition of business, net of cash acquired	(27,960)	(2,500)

Net cash used for investing activities	(87,140)	(16,773)
Financing Activities:
Borrowings under senior notes	100,000	—
Repayments under credit agreement	(200,000)	—
Repurchase and retirement of common shares	(62,462)	(27,486)
Cash dividends to shareholders	(46,147)	(39,538)
Tax effect of proceeds from share-based compensation exercises	13,361	7,502
Proceeds from stock issuances under employee plans	28,005	43,653

Net cash used for financing activities	(167,243)	(15,869)
Impact of currency translation on cash balances	(1,876)	—

Net (decrease) increase in cash and cash equivalents	(58,180)	124,271
Cash and cash equivalents at beginning of period	393,927	140,240

Cash and cash equivalents at end of period	$335,747	$264,511

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

During the third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Accrued warranty reserve, beginning	$31,862	$24,661	$32,651	$25,520
Additions to warranty reserve through acquisitions	—	—	2,018	—
Additions charged to expense	13,155	11,689	29,672	32,567
Warranty claims paid	(8,293)	(6,748)	(27,617)	(28,485)

Accrued warranty reserve, ending	$36,724	$29,602	$36,724	$29,602

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

Total share-based compensation expenses are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Option plan	$2,326	$1,424	$7,047	$3,993
Other share-based awards	3,572	16,305	43,899	33,755

Total share-based compensation before tax	5,898	17,729	50,946	37,748
Tax benefit	2,243	6,883	19,338	14,742

Total share-based compensation expense included in net income	$3,655	$10,846	$31,608	$23,006

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.

At September 30, 2011 there was $23,995,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years. Included in unrecognized share-based compensation is $16,721,000 related to stock options and $7,274,000 related to restricted stock.

NOTE 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and purchased components	$69,521	$35,580
Service parts, garments and accessories	70,883	60,813
Finished goods	213,825	155,744
Less: reserves	(15,944)	(16,210)

Inventories	$338,285	$235,927

NOTE 4.  Financing Agreement

In August 2011, Polaris entered into a new $350,000,000 unsecured revolving loan facility. The new bank agreement expires in August 2016. There were no borrowings under this revolving loan facility at September 30, 2011. Prior to August 2011, Polaris was a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs. As part of the previous bank agreement, the Company had a $200,000,000 term loan outstanding at December 31, 2010 and March 31, 2011, which was paid off in its entirety in May 2011 with the issuance of the Senior Notes described below and $100,000,000 of cash on hand. In anticipation of the Senior Notes being issued in May 2011, the Company classified $100,000,000 of the $200,000,000 term loan outstanding as of December 31, 2010 as a long-term liability in the respective consolidated balance sheet.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured Senior Notes due May 2018 and $75,000,000 of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes were issued in May 2011.

The unsecured revolving loan facility and the Master Note Purchase Agreement require Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of September 30, 2011.

NOTE 5.  Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at September 30, 2011, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $535,058,000 which includes $203,549,000 in the Polaris Acceptance portfolio and $331,509,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2011, the potential 15 percent aggregate repurchase obligation is approximately $74,073,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at September 30, 2011 of $37,273,000 is accounted for under the equity method, and is recorded as Investment in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income. During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

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

NOTE 6.  Investments in Manufacturing Affiliates

The caption Investments in manufacturing affiliates in the consolidated balance sheets represents Polaris’ 40 percent equity ownership investment in Robin Manufacturing, U.S.A. (“Robin”), which builds engines in the United States for recreational and industrial products. The Robin facility was closed during the third quarter 2011 as the production volume of engines made at the facility has declined significantly in recent years. Polaris expects to receive a payment for its equity investment during the 2011 fourth quarter. In the third quarter of 2010, the Company sold its remaining equity investment in the Austrian motorcycle company, KTM Power Sports AG (“KTM”) which manufactures off-road and on-road motorcycles. Prior to the sale of the KTM investment, the Company owned less than 5 percent of KTM’s outstanding shares. The KTM investment, prior to the sale, had been classified as available for sale securities under ASC Topic 320.

NOTE 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of $35,043,000 and $28,354,000 of goodwill and $24,615,000 and $2,959,000 of intangible assets, net of accumulated depreciation, for the periods ended September 30, 2011 and December 31, 2010, respectively.

Additions to goodwill and other intangible assets in the first nine months of 2011 relate to the acquisition of Indian Motorcycle Company during April 2011 and the acquisition of certain assets of Global Electric Motorcars LLC (GEM), a division of Chrysler, during June 2011. Goodwill associated with these acquisitions is tax deductible. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate.

The changes in the net carrying amount of goodwill for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	00000000	00000000	00000000	00000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Goodwill, beginning	$35,696	$26,554	$28,354	$25,869
Goodwill acquired during the period	—	—	6,865	690
Translation and other adjustments	(653)	230	(176)	225

Goodwill, ending	$35,043	$26,784	$35,043	$26,784

For other intangible assets the changes in the net carrying amount for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	00000000	00000000	00000000	00000000
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other Intangible assets, beginning	$25,665	$(483)	$3,147	$(188)
Other Intangible assets acquired during the period	—	—	22,110	—
Amortization expense	—	(327)	—	(599)
Foreign currency translation effect on balances	(255)	15	153	(8)

Other Intangible assets, ending	$25,410	$(795)	$25,410	$(795)

	00000000	00000000	00000000	00000000
	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other Intangible assets, beginning	$1,090	$(65)	—	—
Other Intangible assets acquired during the period	—	—	$1,111	—
Amortization expense	—	(50)	—	$(115)
Foreign currency translation effect on balances	121	—	100	—

Other Intangible assets, ending	$1,211	$(115)	$1,211	$(115)

The components of other intangible assets were as follows (in thousands):

	000000000000	000000000000	000000000000	000000000000
September 30, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$240	$(12)	$228
Dealer/customer related	7	3,740	(151)	3,589
Developed technology	7	4,700	(632)	4,068

Total amortizable		8,680	(795)	7,885

Non-amortizable — brand names		16,730	—	16,730

Total other intangible assets, net		$25,410	$(795)	$24,615

	000000000000	000000000000	000000000000	000000000000
September 30, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7	$1,211	$(115)	$1,096

Total other intangible assets, net		$1,211	$(115)	$1,096

Amortization expense for intangible assets during the first nine months of 2011 was $599,000. Estimated amortization expense for the remainder of 2011 and succeeding fiscal years is as follows: 2011 (remainder), $313,000; 2012, $1,254,000; 2013, $1,254,000; 2014, $1,254,000; 2015, $1,254,000; 2016, $1,229,000; and after 2016, $1,326,000.

NOTE 8.  Shareholders’ Equity

During the first nine months of 2011, Polaris paid $62,462,000 to repurchase and retire approximately 1,442,000 shares (post-split) of its common stock related primarily to open market share repurchases. As of September 30, 2011, the Company has authorization from its Board of Directors to repurchase up to an additional 4,795,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.225 per share (post-split) on August 15, 2011 to holders of record on August 1, 2011. On October 20, 2011, the Polaris Board of Directors declared a regular cash dividend of $0.225 per share payable on November 15, 2011 to holders of record of such shares at the close of business on November 1, 2011. Cash dividends declared per common share for the third quarter and year-to-date periods is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Cash Dividends Declared Per Common Share	$0.225	$0.20	$0.675	$0.60

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	68,449	66,251	68,284	65,886
Director plan and deferred stock units	349	313	339	328
ESOP	139	247	138	273

Common shares outstanding — basic	68,937	66,811	68,761	66,487
Dilutive effect of Restricted Plan and Omnibus Plan	186	135	178	127
Dilutive effect of Option Plans and Omnibus Plan	2,166	1,807	2,117	1,636

Common and potential common shares outstanding — diluted	71,289	68,753	71,056	68,250

During the third quarter and year-to-date periods ending September 30, 2011, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were approximately 44,000 and 530,000, respectively, compared to 738,000 and 1,236,000, respectively, for the same periods in 2010.

Comprehensive Income

Comprehensive income represents net income adjusted for foreign currency translation adjustments, realized and unrealized gains or losses on available for sale securities and deferred gains or losses on derivative instruments utilized to hedge Polaris’ interest and foreign exchange exposures. Comprehensive income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$67,637	$47,221	$163,676	$92,616
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $2,527 and $6,318 in 2011, and tax benefit of $383 and tax of $203 in 2010	(4,189)	6,667	4,390	2,356
Reclassification of unrealized loss on available for sale securities to the income statement	—	(387)	—	382
Unrealized loss on available for sale securities, net of tax	—	387	—	—
Unrealized (loss) gain on derivative instruments, net of tax of $7,063 and $5,105 in 2011 and tax benefit of $2,010 and tax of $256 in 2010	11,878	(3,335)	8,588	426

Comprehensive income	$75,326	$50,553	$176,654	$95,780

Changes in the Accumulated other comprehensive income balances are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$6,991	$(1,093)	$5,898
Reclassification to the income statement	—	3,198	3,198
Change in fair value	4,390	5,390	9,780

Balance at September 30, 2011	$11,381	$7,495	$18,876

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At September 30, 2011, Polaris had the following open contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Unrealized Gain (Loss)
Australian Dollar	$11,136	$738
Canadian Dollar	246,403	10,786
Swedish Krona	2,327	80
Euro	1,439	(34)

Total	$261,305	$11,570

These contracts, with maturities through December 2012, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity.

Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2011 and 2012. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

The table below summarizes the carrying values of derivative instruments as of September 30, 2011 and 2010 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2011
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	11,707	$(137)	$11,570

Total derivatives designated as hedging instruments	11,707	$(137)	$11,570

Commodity contracts(1)	$—	(1,159)	$(1,159)

Total derivatives not designated as hedging instruments	$—	(1,159)	$(1,159)

Total Derivatives	$11,707	$(1,296)	$10,411

	Carrying Values of Derivative Instruments as of September 30, 2010
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Interest rate contracts(1)	—	$(253)	$(253)
Foreign exchange contracts(1)	$671	(785)	(114)

Total derivatives designated as hedging instruments	$671	$(1,038)	$(367)

Commodity contracts(1)	$2,144	$(26)	$2,118

Total derivatives not designated as hedging instruments	$2,144	$(26)	$2,118

Total Derivatives	$2,815	$(1,064)	$1,751

(1)	Assets are included in Prepaid expenses and other and liabilities are included in Other accrued expenses on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in Accumulated other comprehensive income for the three and nine months ended September 30 (in thousands):

Derivatives in Cash Flow Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate contracts	$(6)	$101	$68	$279
Foreign currency contracts	11,884	(3,436)	8,520	147

Total	$11,878	$(3,335)	$8,588	$426

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income (loss) on derivative instruments designated as hedging instruments for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$—	$(278)	$(152)	$(866)
Foreign currency contracts	Other expense (income) net	1,328	(1,695)	3,350	(1,138)
Foreign currency contracts	Cost of Sales	—	—	—	24

Total		$1,328	$(1,973)	$3,198	$(1,980)

The net amount of the existing gains or losses at September 30, 2011 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three and nine months ended September 30, 2011.

The Company recognized a loss of $1,342,000 and a loss of $681,000 in Cost of sales on commodity contracts not designated as hedging instruments for the three and nine month periods ended September 30, 2011, respectively, versus a gain of $1,071,000 and a loss of $1,367,000 for the three and nine month periods ended September 30, 2010.

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

	00000000	00000000	00000000	00000000
	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$3,257	$3,257	—	—
Foreign exchange contracts, net	11,570	—	$11,570	—
Commodity contracts	(1,159)	—	(1,159)	—

Total	$13,668	$3,257	$10,411	—

NOTE 12.  Manufacturing Realignment

In May 2010, the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, MN and Spirit Lake, IA as well as establish a new facility in Monterrey, Mexico. The realignment will lead to the sale or closure of a portion of the Osceola, WI manufacturing operations by 2012. Due to the increased demand for Polaris product, in April 2011, the Company reconsidered its decision regarding the Osceola operations and announced that it would maintain its snowmobile and motorcycle engine assembly in Osceola, WI. The Company expects to record transition charges, including both exit costs and startup costs, over the 2010 to 2012 periods. The Company has reevaluated the total exit costs pertaining to the manufacturing realignment and, in light of maintaining certain operations in Osceola, WI, are now expected to total approximately $7,500,000 rather than the previous estimate of $10,000,000 over that time period. The exit costs are classified within Cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

	Total Amount Expected to be Incurred	Amount Incurred during the Three Months Ended September 30, 2011	Cumulative Amounts Incurred through September 30, 2011
Employee termination benefits	$6,400	$111	$6,152
Other associated costs	1,100	266	883

Total Exit Costs	$7,500	$377	$7,035

Utilization of components of the accrued exit costs during the three months ended September 30, 2011 is as follows (in thousands):

	Balance June 30, 2011	Amount provided for during the Three Months Ended September 30, 2011	Amount Utilized during the Three Months Ended September 30, 2011	Balance September 30, 2011
Employee termination benefits	$4,567	$111	$(1,101)	$3,577
Other associated costs	—	266	(266)	—

Total Exit Costs	$4,567	$377	$(1,367)	$3,577

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the quarter and nine months ended September 30, 2011. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and low emission vehicles (“LEV”); and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

During the third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011.

For the third quarter ended September 30, 2011, we reported net income of $67.6 million, or $0.95 per diluted share, driven primarily by an increase in our gross profit margin percentage. By comparison, 2010 third quarter net income was $47.2 million, or $0.69 per diluted share. Sales for the third quarter 2011 totaled $729.9 million, an increase of 26 percent from last year’s third quarter sales of $580.1 million. The third quarter 2011 sales and earnings growth was driven by strong retail sales demand for our products and continued market share gains. Our unit retail sales to consumers in North America grew 16 percent during the third quarter of 2011 compared to the third quarter of 2010, with strong demand experienced for our off-road vehicles, Victory motorcycles and snowmobiles. We achieved market share improvements in ORV and motorcycles in North America as the retail sales performance was notably stronger than overall industry retail sales. Our sales to customers outside of North America grew 59 percent in the third quarter of 2011. All geographic regions experienced sales growth during the 2011 third quarter. As a result of continuous improvement efforts directed at cost reduction and profitability enhancements, we continued to generate significant margin expansion. In the third quarter 2011, the gross profit margin percentage improved by 230 basis points. The increase in gross margin contributed to a 9.3 percent net income margin for the 2011 third quarter, a 120 basis point increase from the third quarter last year. Our balance sheet remained healthy with $335.7 million in cash on hand and $100.0 million in long-term debt at September 30, 2011. During the 2011 third quarter, we entered into a new $350 million unsecured revolving loan facility. The new bank agreement runs through August 2016. There were no borrowings under this revolving loan facility at September 30, 2011.

Results of Operations

Sales: Sales were $729.9 million in the third quarter 2011, a 26 percent increase from $580.1 million in sales for the same period in 2010. Year-to-date, sales were $1,875.0 million, a 37 percent increase from $1,372.7 million for the year-to-date period last year.

The following table is an analysis of the percentage change in our sales for the 2011 and 2010 third quarter and year-to-date periods when compared to the same prior periods:

	Percent Change in Total Company Sales Compared to Corresponding Periods of the Prior Year Periods
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Volume	12%	25%
Product mix and price	12	9
Currency	2	3

Total	26%	37%

Volume for the 2011 third quarter and year-to-date periods increased 12 percent and 25 percent, respectively, compared to the same periods in 2010 as we shipped more off-road vehicles, Victory motorcycles, and snowmobiles to dealers given the strong consumer retail demand for our products both in North America and internationally and lower year over year dealer inventory levels. Product mix and price increased for the 2011 third quarter and year-to-date compared to the same periods in 2010, primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles sold to dealers relative to our other businesses and select selling price increases on several of the new model year products. Favorable movements in currency rates for the 2011 third quarter and year-to-date periods increased sales two percent and three percent, respectively, compared to the same periods in 2010 due to the change in the currency rates and their effect on our Canadian and other foreign subsidiaries when translated to U.S. dollars.

Our sales by product line are as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change
Off-Road Vehicles	$486.2	67%	$389.4	68%	25%	$1,356.6	72%	$981.8	72%	38%
Snowmobiles	95.1	13%	77.3	13%	23%	110.9	6%	84.8	6%	31%
On-Road/Victory Motorcycles	35.7	5%	20.1	3%	77%	111.4	6%	61.0	4%	83%
PG&A	112.9	15%	93.3	16%	21%	296.1	16%	245.1	18%	21%

Total Sales	$729.9	100%	$580.1	100%	26%	$1,875.0	100%	$1,372.7	100%	37%

ORV sales of $486.2 million in the 2011 third quarter increased 25 percent from the third quarter 2010. Year-to-date 2011 ORV sales increased 38 percent from the same period in 2010 to a total of $1,356.6 million. This increase for the quarter and year-to-date periods reflects continued significant North American market share gains for both ATVs and side-by-side vehicles. North American consumer ORV unit retail sales increased 16 percent for the 2011 third quarter from the third quarter last year, with side-by-side vehicle unit retail sales increasing significantly and ATV unit retail sales down mid-single digits percent. North American dealer inventories of ORVs for the 2011 third quarter were up modestly from the third quarter of 2010 with higher side-by-side inventory as retail sales continued very strong offset by lower ATV dealer inventory levels. Sales of ORVs outside of North America increased 59 percent in the third quarter 2011 when compared to the third quarter 2010, due to positive mix benefit from increased sales of higher priced side-by-side vehicles, and positive currency benefit from the weaker US dollar. For the 2011 third quarter, the average ORV per unit sales price increased 13 percent over last year’s comparable period primarily as a result of the increased sales of the higher priced side-by-side vehicle models and select selling price increases on several of the model year 2012 products.

Snowmobile sales increased 23 percent during the 2011 third quarter to $95.1 million compared to the third quarter of 2010. For the year-to-date period, snowmobile sales were $110.9 million, a 31 percent increase compared to the same period last year. These results reflect significantly reduced snowmobile dealer inventory levels entering the 2011 – 2012 selling season, compared to the prior year, and the benefit of improved product mix as more higher priced snowmobiles were shipped during the 2011 third quarter compared to the 2010 third quarter. The average snowmobile per unit sales price for the third quarter 2011 increased 19 percent compared to the same period last year primarily due to timing of shipments of certain higher priced models in the third quarter 2011 compared to 2010.

Sales of the On-Road Vehicles division, which consists of Victory motorcycles and low emission vehicles (“LEV”), increased 77 percent to $35.7 million during the third quarter of 2011 when compared to the same period in 2010 primarily due to the increase in sales of Victory motorcycles. Year-to-date 2011 On-Road Vehicle sales increased 83 percent compared to the comparable period of 2010, to a total of $111.4 million. Polaris sales of On-Road Vehicles to customers outside of North America increased 74 percent during the 2011 third quarter compared to the prior year’s third quarter. The North American heavyweight cruiser and touring motorcycle industry retail sales were up mid-single digits percent during the 2011 third quarter compared to the prior year’s third quarter, while Victory unit retail sales to consumers in North America increased upper-teens percent during the 2011 third quarter. A modest amount of On-Road Vehicle sales related to the GEM and Indian Motorcycle Company acquisitions were recorded in the third quarter 2011. The average per unit sales price for the On-Road Vehicles division in the 2011 third quarter increased ten percent compared to the third quarter 2010, primarily due to shipments of higher priced touring motorcycles during the 2011 third quarter.

PG&A sales increased 21 percent during the third quarter and year-to-date periods of 2011 compared to the same period in 2010, with PG&A sales increasing across all businesses and geographic regions.

Sales by geographic region were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change	2011	Percent of Total Sales	2010	Percent of Total Sales	Dollar Percent Change
United States	$519.2	71%	$429.2	74%	21%	$1,309.7	70%	$968.8	70%	35%
Canada	112.8	15%	89.5	15%	26%	272.0	14%	189.9	14%	43%
Other foreign countries	97.9	14%	61.4	11%	59%	293.3	16%	214.0	16%	37%

Total Sales	$729.9	100%	$580.1	100%	26%	$1,875.0	100%	$1,372.7	100%	37%

Significant regional trends were as follows:

United States:

Net sales in the United States for the third quarter of 2011 increased 21 percent compared to the third quarter of 2010. Net sales in the United States during the nine months ended September 30, 2011 increased 35 percent compared to the same period in 2010. An increase in shipments of ORV and On-Road Vehicles and market share gains accounted for the increase for the third quarter and year-to-date periods. The United States represented 71 percent and 70 percent of total Company sales in the 2011 third quarter and year-to-date periods, respectively, compared to 74 percent and 70 percent of total Company sales for the 2010 third quarter and year-to-date periods, respectively.

Canada:

Canadian sales increased 26 percent for the 2011 third quarter compared to the same period in 2010. Year-to-date, sales in Canada increased 43 percent compared to the same period last year. Favorable currency rate movements accounted for seven percent and eight percent of the increase in sales for the 2011 third quarter and year-to-date periods, respectively, compared to the same periods in 2010. Increased volume was the primary contributor for the remainder of the increase in sales for the 2011 third quarter and year-to-date periods. Canada represented 15 percent and 14 percent of total Company sales for both the 2010 and 2011 third quarter and year-to-date periods, respectively.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 59 percent for the 2011 third quarter compared to the same period in 2010. Year-to-date, sales in other foreign countries increased 37 percent compared to the same period last year. Favorable currency rate movements accounted for nine percent and eight percent of the increase in sales for the 2011 third quarter and year-to-date periods, respectively, compared to the same periods in 2010. The remainder of the increase in the third quarter 2011 was primarily driven by volume increases in ORV and Victory motorcycles resulting from higher retail sales. Other foreign countries represented 14 percent and 16 percent of total Company sales for the 2011 third quarter and year-to-date periods, respectively, compared to 11 percent and 16 percent of total Company sales for the third quarter and year-to-date periods in 2010, respectively.

Cost of Sales:

	Three Months Ended September 30,					Nine Months Ended September 30,
($ in millions)	2011	Percent of Total Cost of Sales	2010	Percent of Total Cost of Sales	Change 2011 vs. 2010	2011	Percent of Total Cost of Sales	2010	Percent of Total Cost of Sales	Change 2011 vs. 2010
Purchased materials and services	$450.8	86%	$354.2	82%	27%	$1,142.4	86%	$828.7	82%	38%
Labor and benefits	45.1	9%	47.6	11%	(5)%	125.0	9%	110.4	11%	13%
Depreciation and amortization	13.9	3%	15.9	4%	(13)%	41.6	3%	42.3	4%	(2)%
Warranty costs	13.2	2%	11.7	3%	13%	29.7	2%	32.6	3%	(9)%

Total Cost of Sales	$523.0	100%	$429.4	100%	22%	$1,338.7	100%	$1,014.0	100%	32%

Percentage of Sales	71.7%		74.0%		-230 basis points	71.4%		73.9%		-250 basis points

For the 2011 third quarter and year-to-date periods, Cost of sales increased 22 percent and 32 percent to $523.0 million and $1,338.7 million, respectively, compared to $429.4 million and $1,014.0 million, respectively, in 2010. The increase in Cost of sales for the 2011 third quarter and year-to-date periods resulted primarily from the effect of increases in volume on purchased materials and labor costs and higher commodity costs offset somewhat by production efficiencies and labor and benefit savings from the new Monterrey, Mexico plant ramping up production.

Gross Profit:

The following table reflects the Company’s gross profits in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Gross profit dollars	$206.8	$150.7	37%	$536.3	$358.7	50%

Percentage of Sales	28.3%	26.0%	+230 basis points	28.6%	26.1%	+250 basis points

Gross profit, as a percentage of sales, was 28.3 percent and 28.6 percent for the 2011 third quarter and year-to-date periods, respectively, an increase of 230 basis points and 250 basis points from the same periods last year, respectively. Gross profit dollars increased 37 percent and 50 percent to $206.8 million and $536.3 million for the 2011 third quarter and year-to-date periods compared to the same periods in 2010, respectively. The increase in the gross profit dollars and margin percentage during the 2011 third quarter and year-to-date periods resulted primarily from continued product cost reduction efforts, production efficiencies on increased volumes and higher selling prices, partially offset by increasing commodity costs and unfavorable third quarter currency movements.

Operating expenses:

The following table reflects the Company’s operating expenses in dollars and as a percentage of sales for the third quarter and year-to-date periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Selling and marketing	$49.1	$38.1	29%	$129.8	$102.4	27%
Research and development	25.8	22.2	16%	74.2	59.5	25%
General and administrative	28.0	26.8	5%	92.6	66.9	39%

Total operating expenses	$102.9	$87.1	18%	$296.6	$228.8	30%

Percentage of Sales	14.1%	15.0%	-90 basis points	15.8%	16.7%	-90 basis points

Operating expenses for the 2011 third quarter and year-to-date periods increased 18 percent and 30 percent to $102.9 million and $296.6 million, respectively, compared to $87.1 million and $228.8 million for the same periods in 2010. Operating expenses in absolute dollars for the 2011 third quarter and year-to-date periods increased primarily due to continued investments being made in international and adjacent markets for future growth opportunities and acquisition integration; offset somewhat by lower share-based incentive compensation plan expenses in the third quarter 2011 primarily as a result of the lower stock price at September 30, 2011 versus June 30, 2011. Operating expenses as a percentage of sales was 14.1 percent and 15.8 percent for the 2011 third quarter and year to date periods, respectively, compared to 15.0 percent and 16.7 percent for the same periods in 2010, respectively.

Income from financial services:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Income from financial services	$6.3	$4.1	53%	$17.1	$12.6	36%
Percentage of Sales	0.9%	0.7%	+20 basis points	0.9%	0.9%	0 basis points

Income from financial services increased 53 percent to $6.3 million in the 2011 third quarter compared to $4.1 million in the 2010 third quarter. Income from financial services increased 36 percent to $17.1 million for the nine months ended September 30, 2011 from $12.6 million for the same period of 2010. Income from financial services for the third quarter and year-to-date periods in 2011 increased primarily due to increased profitability generated from the retail credit portfolios with GE, HSBC and Sheffield. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Interest expense:

Interest expense increased to $1.3 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, compared to $0.7 million and $2.1 million for the same periods of 2010 due to higher interest rates on the long-term senior notes issued in May 2011.

Gain on securities held for sale

The gain on securities held for sale recorded in the third quarter 2010 of $1.6 million resulted from the sale of the Company’s remaining investment in KTM Power Sports AG during the 2010 third quarter.

Other expense/income, net:

Non-operating other expense/income was $5.5 million of expense in the third quarter of 2011 compared to $1.5 million of income for the same period in 2010. Year-to-date non-operating other expense was $3.9 million of expense compared to $1.0 million of expense for the same period in 2010. The decrease in profitability for the quarter and year-to-date periods was primarily due to foreign currency exchange rate movements and the resulting effects of foreign currency transactions and balance sheet positions related to the Company’s foreign subsidiaries.

Provision for income taxes:

The income tax provision for the third quarter 2011 was recorded at a rate of 34.7 percent of pretax income compared to 32.6 percent of pretax income for the third quarter 2010. Year-to-date the income tax provision for 2011 was recorded at a rate of 34.6 percent of pretax income compared to 34.0 percent of pretax income for the 2010 year-to-date period.

Reported Net Income:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions except per share data)	2011	2010	Change	2011	2010	Change
Net Income	$67.6	$47.2	43%	$163.7	$92.6	77%
Diluted Net Income per share	$0.95	$0.69	38%	$2.30	$1.36	69%

Reported net income for the third quarter 2011 was $67.6 million, or $0.95 per diluted share, compared to $47.2 million or $0.69 per diluted share for the third quarter 2010. Year-to-date 2011 reported net income was $163.7 million, or $2.30 per diluted share, compared to $92.6 million or $1.36 per diluted share for the 2010 period. The increase for the 2011 third quarter and year-to-date periods is primarily due to higher sales volume and higher gross profit margin percentage generated by the Company in 2011.

Weighted Average Shares Outstanding:

The weighted average diluted shares outstanding for the third quarter ended September 30, 2011 of 71.3 million shares is four percent higher than the comparable period in 2010. For the 2011 year-to-date period, the weighted average diluted shares outstanding of 71.1 million shares is four percent higher when compared to the same period in 2010. The increase in both periods is due to share issuances under employee plans.

Cash Dividends:

Polaris paid a $0.225 per share (post-split) dividend on August 15, 2011 to shareholders of record on August 1, 2011. On October 20, 2011, the Polaris Board of Directors declared a regular cash dividend of $0.225 per share payable on November 15, 2011 to holders of record of such shares at the close of business on November 1, 2011.

Liquidity and Capital Resources

Polaris’ primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Polaris’ primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investments, acquisitions, cash dividends to shareholders and new product development.

The following table summarizes the cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 ($ in millions):

	For the Nine Months Ended September 30,
	2011	2010	Change
Total cash provided by (used for):
Operating activities	$198.1	$156.9	$41.2
Investing activities	(87.1)	(16.8)	(70.3)
Financing activities	(167.2)	(15.8)	(151.4)
Impact of currency translation on cash balances	(1.9)	—	(1.9)

Increase (decrease) in cash and cash equivalents	$(58.1)	$124.3	$(182.4)

Operating activities:

Net cash provided by operating activities totaled $198.1 million for the nine months ended September 30, 2011, an increase of 26 percent from $156.9 million net cash provided in the first nine months of 2010. The $41.2 million increase in net cash provided by operating activities for the nine months ended September 30, 2011, compared to the same period in 2010, is primarily due to a $71.1 million increase in net income partially offset by a higher investment in working capital primarily related to the growth in the business.

Investing activities:

Net cash used for investing activities was $87.1 million for the nine months of 2011 compared to cash used of $16.8 million for the same period in 2010. The primary use of cash for the first nine months of 2011 and 2010 was the investment of $62.5 million and $35.0 million, respectively, for the purchase of property and equipment, including new product development tooling. In addition, we acquired Indian Motorcycle Company and GEM utilizing cash of $28.0 million during the nine months ended September 30, 2011.

Financing activities:

Net cash used for financing activities was $167.2 million for the first nine months of 2011 compared to cash used of $15.8 million for financing activities in the same period in 2010. In May 2011, we paid off the $200.0 million term loan with cash received from the issuance of $100.0 million of senior notes discussed below and $100.0 million of cash on hand. We paid cash dividends of $46.1 million and $39.5 million in the nine months ended September 30, 2011 and 2010, respectively. Common stock repurchased during the first nine months of 2011 and 2010 totaled $62.5 million and $27.5 million, respectively. Proceeds from the issuance of stock under employee plans were $28.0 million and $43.7 million for the nine months ended September 30, 2011 and 2010, respectively.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Polaris is party to an unsecured variable interest rate bank lending agreement that expires in August 2016, comprised of a $350 million revolving loan facility. There were no borrowings under the revolving loan at September 30, 2011.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 17 percent and 40 percent at September 30, 2011 and 2010, respectively.

Additionally, at September 30, 2011, Polaris had letters of credit outstanding of $10.8 million related to purchase obligations for raw materials.

The Polaris Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of the Company’s common stock. Of that total, approximately 70.2 million shares have been repurchased cumulatively from 1996 through September 30, 2011. Polaris repurchased 1.4 million shares of Polaris stock for $62.5 million during the first nine months of 2011, which increased reported earnings per share by approximately two cents.

The Company has authorization from its Board of Directors to repurchase up to an additional 4.8 million shares of Polaris stock as of September 30, 2011. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.

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

We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at September 30, 2011 was $37.3 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2011, the potential 15 percent aggregate repurchase obligation is approximately $74.1 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During February 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At September 30, 2011, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $535.1 million, a six percent increase from $502.7 million at September 30, 2010. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.

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

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. During the 2010 second quarter, Polaris and HSBC extended the term of the agreement on similar terms to October 2013. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. During the quarter it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction is expected to close in the second quarter of 2012. At this time we do not expect any change in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One.

Inflation and Foreign Exchange Rates

Commodity inflation has had an impact on the results of Polaris’ recent operations. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.

During calendar year 2011, purchases totaling approximately five percent of our Cost of sales were from yen-denominated suppliers. Our Cost of sales in the third quarter ended September 30, 2011 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2010. At September 30, 2011, we had no Japanese yen foreign exchange hedging contracts in place. In view of current exchange rates, we anticipate that the Japanese yen-U.S. dollar exchange rate will have a negative impact on Cost of sales for the remainder of 2011 when compared to the same period in the prior year.

We operate in Canada through a wholly owned subsidiary. The weakening of the U.S. dollar in relation to the Canadian dollar has resulted in higher sales and gross margin levels in the third quarter and nine months ended September 30, 2011 when compared to the same periods in 2010. At September 30, 2011, we had open Canadian dollar foreign exchange hedging contracts in place through December 2012. The notional amount for 2011 contracts total $89.5 million with an average exchange rate of approximately 0.98 U.S. dollar to Canadian dollar. The notional amount for 2012 contracts is $156.9 million at an average exchange rate of approximately 1.01 U.S. Dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar-U.S. dollar exchange rate will have a negative impact on sales and net income for the remainder of 2011 when compared to the same periods in the prior year.

We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the U.S. dollar in relation to the Euro has resulted in an approximately neutral impact on gross margins for the third quarter and nine month periods of 2011 when compared to the same period in 2010. At September 30, 2011 we had open Euro foreign exchange contracts in place through December 2011. The notional amounts totaled $1.4 million with an average exchange rate of 1.39 US Dollar to the Euro. We had open Swedish Krona and Australian Dollar foreign exchange hedging contracts in place through December 2011 and December 2012, respectively. The open Swedish Krona contracts through December 2011, had notional amounts totaling $2.3 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona. The open Australian Dollar contracts for 2011 had notional amounts totaling $2.8 million with an average exchange rate of approximately .95 U.S. dollar to the Australian Dollar. The open Australian Dollar contracts for 2012 had notional amounts totaling $8.3 million with an average exchange rate of approximately 1.04 U.S. dollar to Australian dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the exchange rates for other foreign currencies will have a negative impact on sales and net income for the remainder of 2011 when compared to the same periods in the prior year.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income, net in the Shareholders’ Equity section of the accompanying consolidated balance sheet. Revenues and expenses in all Polaris foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on Polaris’ consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rate in effect at the balance sheet date and the associated gains and losses are included in net income.

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2011, there were derivative contracts in place to hedge a portion of our aluminum and diesel fuel exposures during 2011 and 2012. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on our gross margins for the remainder of 2011 when compared to the same period in the prior year.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2011	—	—	—	5,400,000
August 1 — 31, 2011	605,000	$48.93	605,000	4,795,000
September 1 — 30, 2011	—	—	—	4,795,000

Total	605,000	$48.93	605,000	4,795,000

(1)	The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 70.2 million shares have been repurchased cumulatively from 1996 through September 30, 2011. This Program does not have an expiration date.

Item 6 — Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.a*	Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective October 24, 2011.

3.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

4.c*	First Amendment to Master Note Purchase Agreement effective as of August 18, 2011 filed herewith.

10.a	Credit Agreement, dated as of August 18, 2011, by and among Polaris Industries Inc., one or more of its foreign subsidiaries designated thereafter as foreign borrowers, the lenders identified therein, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Lead Book Runner, RBC Capital Markets and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, RBC Capital Markets and Wells Fargo Bank National Association, as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Documentation Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 22, 2011.

31.a	Certification of Chief Executive Officer — Section 302

31.b	Certification of Chief Financial Officer — Section 302

32.a	Certification of Chief Executive Officer — Section 906

32.b	Certification of Chief Financial Officer — Section 906

101	The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 7, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: November 7, 2011	/s/ SCOTT W. WINE
Scott W. Wine Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)