Form 10-K/A
period 2010-12-31
POLARIS INDUSTRIES INC/MN
filed 2011-11-22
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 001-11411

POLARIS INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Highway 55, Medina MN	55340
(Address of principal executive offices)	(Zip Code)

(763) 542-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to Polaris Industries Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 1, 2011 (the “Original Filing”), solely to re-file Exhibit 13 thereto to include the Company’s “Selected Financial Data,” which was incorporated by reference from the Company’s 2010 annual report, but was inadvertently omitted from Exhibit 13 to the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART IV

Item 15.

(a)

3. Exhibits

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2010 included pursuant to Note 2 to General Instruction G.

32.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

32.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2011

POLARIS INDUSTRIES INC.

/s/ Michael W. Malone
Michael W. Malone
Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2010 included pursuant to Note 2 to General Instruction G.

32.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

32.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

4