Form 10-K/A
period 2010-12-31
POLARIS INDUSTRIES INC/MN
filed 2011-12-16
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We filed the Annual Report on Form 10-K for the year ended December 31, 2010 for Polaris Industries Inc. (the “Company”) with the Securities and Exchange Commission on March 1, 2011 (the “Original Filing”). On November 22, 2011, we filed Amendment No. 1 on Form 10-K/A (“Amendment 1”) to re-file Exhibit 13 thereto to include the Company’s “Selected Financial Data,” which was incorporated by reference from the Company’s 2010 annual report, but was inadvertently omitted from Exhibit 13 to the Original Filing.

We are filing this Amendment No. 2 on Form 10-K/A (“Amendment 2”) to replace and supersede Amendment 1 in its entirety. In addition to re-filing Exhibit 13 as described above, this Amendment 2 includes the certifications required to be filed as Exhibit 31 (the 302 Certifications) that were inadvertently omitted from Amendment 1 (Amendment 1 inadvertently included the certifications filed as Exhibit 32 (the 906 Certifications) instead).

Except as described above, no other changes have been made to the Original Filing, and this Amendment 2 does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

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

Dated: December 16, 2011

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

4