Form 10-K
period 2011-12-31
POLARIS INDUSTRIES INC/MN
filed 2012-02-27
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,710,299,000 as of June 30, 2011, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 16, 2012, 68,457,255 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 26, 2012 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2012 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2011 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. We design, engineer and manufacture Off-Road Vehicles (“ORV”), including All-Terrain Vehicles (“ATV”) and side-by-side vehicles for recreational and utility use, Snowmobiles, and On-Road vehicles, including motorcycles and Small Electric Vehicles (“SEV”), together with the related replacement Parts, Garments and Accessories (“PG&A”). These products are sold through dealers and distributors principally located in the United States, Canada and Europe. Sales of ORVs, Snowmobiles, On-Road Vehicles, and PG&A accounted for the following approximate percentages of our sales for the years ended December 31:

	ORVs	Snowmobiles	On-Road	PG&A
2011	69%	11%	5%	15%
2010	69%	10%	4%	17%
2009	65%	12%	3%	20%

Industry Background

Off-Road Vehicles. Our Off-Road Vehicles include both core ATVs and RANGER® side-by-side vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. Side-by-side vehicles are multi-passenger off-road, all-terrain vehicles that can carry up to six passengers in addition to cargo. ORVs are used for recreation, in such sports as fishing and hunting, as well as for utility purposes on farms, ranches, construction sites, and the military.

All-Terrain Vehicles were introduced to the North American market in 1971 by Honda Motor Co., Ltd. (“Honda”). Other Japanese motorcycle manufacturers, including Yamaha Motor Corporation (“Yamaha”), Kawasaki Motors Corp. (“Kawasaki”), and Suzuki Motor Corporation (“Suzuki”), entered the North American ATV market in the late 1970’s and early 1980’s. We entered the ATV market in 1985, Arctic Cat Inc. (“Arctic Cat”) entered in 1995 and Bombardier Recreational Products Inc. (“BRP”) entered in 1998. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which limited industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The ATV industry then grew each year in North America from 1990 until 2005, but has declined in each year since 2005, primarily due to weak overall economic conditions and a move to side-by-side vehicles. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2011 world-wide industry sales declined seven percent from 2010 levels with approximately 396,000 ATVs sold worldwide.

We estimate that the side-by-side vehicle market sales increased approximately 15 percent during 2011 over 2010 levels with an estimated 275,000 side-by-side vehicles sold worldwide. The side-by-side market is up primarily due to the continued shift by the consumer from ATVs to side-by-side vehicles, new competitors entering the market and continued innovation by existing and new manufacturers. The main competitors for our RANGER side-by-side vehicles are Deere & Company (“Deere”), Kawasaki, Yamaha, Arctic Cat, Kubota Tractor Corporation (“Kubota”), Honda and BRP.

We estimate that total off-road vehicle industry sales for 2011, which includes core ATVs and side-by-side vehicles, increased one percent from 2010 levels with approximately 671,000 units sold worldwide.

Snowmobiles. In the early 1950’s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, over time the snowmobile gained popularity as a recreational vehicle. From the mid-1950’s through the late 1960’s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. We estimate that during the season ended March 31, 2011, industry sales of snowmobiles on a worldwide basis were approximately 117,000 units, up three percent from the previous season.

On-Road Vehicles. Polaris’ On-Road Vehicles consist of Victory® and Indian® motorcycles and Small Electric Vehicles. Heavyweight motorcycles are utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the motorcycle market in 1998 with an initial entry product in the cruiser segment. United States industry retail cruiser sales more than doubled from 1996 to 2006; however the motorcycle industry declined in 2007 through 2010 due to weak overall economic conditions. We entered the touring segment in 2000. We estimate that the 1,400cc and above cruiser and touring market segments combined increased 4 percent in 2011 compared to 2010 levels with approximately 170,000 heavyweight cruiser and touring motorcycles sold in the North American market. In 2011, we purchased the Indian Motorcycle brand to complement our Victory brand of motorcycles. Other major cruiser and touring motorcycle manufacturers include BMW of North America, LLC (“BMW”), Triumph, Harley Davidson, Inc., Honda, Yamaha, Kawasaki and Suzuki.

We introduced our initial SEV product, the Polaris Breeze®, in 2009, which is an electric powered vehicle primarily used in master planned communities in the Sunbelt United States. In 2011, we ceased production of the Breeze line of products and made two SEV acquisitions, Global Electric Motorcars LLC (“GEM”) and Goupil Industries S.A. (“Goupil”). Both of these acquisitions add to our growing small vehicle product line. We estimate the target market for small electric vehicles at approximately $4.0 billion in 2011, which includes master planned communities and golf courses, light duty hauling, people movers and urban/suburban commuting. Other major small electric vehicle manufacturers include Textron Inc.’s “E-Z-GO”, Ingersoll-Rand Plc.’s “Club Car”, Yamaha and JH Global Services, Inc. (“StarCar”).

Products

Off-Road Vehicles. We entered the off-road vehicle market in 1985 with an ATV. We currently produce four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, we introduced our first youth ATV models. In 1998, we introduced the Polaris RANGER, a six-wheeled off-road side-by-side utility vehicle and in 2000, we introduced a four-wheeled version of the RANGER utility vehicle. In 2004, we introduced a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. In 2007, we introduced our first recreational side-by-side vehicle, the RANGER RZR®, and our first six-passenger side-by-side vehicle, the RANGER Crew®. Our standard line of military and government vehicles for 2012 consists of 11 models at suggested United States retail prices ranging from approximately $7,000 to $22,000. Our full line of ORVs beyond military vehicles consists of 34 models, including two-, four- and six-wheel drive general purpose, sport and side-by-side models, with 2012 model year suggested United States retail prices ranging from approximately $2,000 to $20,000.

Most of our ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift on-the-fly design. Our ORVs have four-cycle engines and both shaft and concentric chain drive. In 2003, we introduced the industry’s first electronic fuel injected ATV, the Sportsman® 700 EFI. In 2005, we introduced the industry’s first independent rear suspension on a sport ATV named the Outlaw®. In 2007, we introduced the RANGER RZR, a big bore recreational side-by-side model. In 2008, we celebrated the one millionth unit sale of our Sportsman ATV family, which has been the industry leading big bore ATV for 13 years, by introducing the 100 percent redesigned Sportsman XP®. In 2008, we also introduced an extension of our recreational side-by-side vehicle with the introduction of the RANGER RZR S®. In 2009, we introduced our first all-electric side-by-side vehicle, the RANGER EV. In 2010, we introduced our first four-seat recreational side-by-side, the RANGER RZR 4®, a mid-sized RANGER side-by-side with increased power, a four-person mid-sized RANGER Crew and a RANGER powered by our first 24 horsepower diesel engine. In addition, shipments to Bobcat Company (“Bobcat”) of the differentiated utility vehicle produced by us for Bobcat, began in 2010. In 2011, we added to our lineup of recreational vehicles with the addition of the mid-sized RANGER RZR® 570 and an extreme performance RZR, the RANGER RZR XP® 900.

Snowmobiles. We produce a full line of snowmobiles, consisting of 26 models, ranging from youth models to utility and economy models to performance and competition models. The 2012 model year suggested United States retail prices range from approximately $2,600 to $12,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. We believe that we were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, we introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles. In 2009, we introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSH®.

On-Road Vehicles. In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory brand name. In 2008, we introduced our first luxury touring models, the Victory Vision®. In 2009, we expanded our touring product line to include the Victory Cross Roads® and Cross Country® models. In 2011, we acquired Indian Motorcycle Company, America’s first motorcycle company. Our 2012 model year line of motorcycles for both Victory and Indian consists of 20 models with suggested U.S. retail prices ranging from approximately $12,500 to $36,000. In 2009, we introduced our first SEV, the Polaris Breeze. In 2011, we ceased production of the Breeze electric vehicles and acquired GEM and Goupil to add to our small vehicle product line. GEM addresses the people mover segment of low emission vehicles and Goupil, a French company, addresses the light duty hauling segment. GEM has 6 SEV models with retail pricing ranging from $7,600 to $13,500. Goupil has two base platforms that are modular and can be configured to meet numerous custom needs from park and garden maintenance to delivery and street cleaning. Prices range from $25,000 to $35,000 depending on model and application.

Parts, Garments and Accessories. We produce or supply a variety of replacement parts and accessories for our product lines. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel, including helmets, jackets, bibs and pants, leathers and hats for our product lines. The apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online through our e-commerce subsidiary under the Polaris brand name.

Marine Products Division. We entered the personal watercraft market in 1992. In September 2004, we announced that we had decided to cease manufacturing marine products effective immediately. As technology and the distribution channel evolved, the Marine Products Division’s lack of commonality with other Polaris product lines created challenges for us and our dealer base. The Marine Products Division continued to experience escalating costs and increasing competitive pressures and was never profitable.

Manufacturing and Distribution Operations

Our products are assembled at our original manufacturing facility in Roseau, Minnesota and at our facilities in Spirit Lake, Iowa, Osceola, Wisconsin, and Monterrey, Mexico. Since our product lines incorporate similar technology, substantially the same equipment and personnel are employed in their production. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and balancing and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Our work force is familiar with the use, operation and maintenance of the products since many employees own the products we manufacture. In 1991, we acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third-party suppliers. In 1994, we acquired a manufacturing facility in Spirit Lake, Iowa in order to expand our assembly capacity. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping, had been conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at our Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In 2002, we completed an expansion and renovation of our Roseau manufacturing facility, which resulted in increased capacity and enhanced production flexibility. In 2010, we announced plans to realign our manufacturing operations. We have created manufacturing centers of excellence for Polaris products by enhancing the existing Roseau and Spirit Lake production facilities and have established a new manufacturing facility in Monterrey, Mexico, which became operational mid-2011 that assembles ORVs and certain engines. This realignment led to the sale of part of our Osceola, Wisconsin manufacturing operations, moving frame tube bending into Roseau and Monterrey and outsourcing some operations including seat manufacturing and stamping. Several of the engines used in our vehicles continue to be manufactured in Osceola. With the acquisition of Goupil, we acquired additional manufacturing operations for their product line in Bourran, France. GEM vehicles and Indian motorcycles are both manufactured in our Iowa facilities.

Pursuant to informal agreements between us and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in 1985 and remains a supplier of engines to us. Fuji develops such engines to our specific requirements.

In addition, we had entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, we made an investment for a 40 percent ownership position in Robin, which built engines in the United States for recreational and industrial products. The Robin facility was closed in 2011 as the production volume of engines made at the facility had declined significantly in recent years. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the Robin agreement.

We have been designing and producing our own engines for select models of snowmobiles since 1995, for all Victory motorcycles since 1998, and for select ORV models since 2001. During 2011, approximately 65 percent of the total vehicles we produced were powered by engines designed and assembled by us.

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

Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final setup and up-fitting is completed for certain models before shipment to customers.

We maintain sales and administration facilities in Medina and Plymouth, Minnesota; Winnipeg, Canada; Passy, France; Askim, Norway; Ostersund, Sweden; Birmingham, United Kingdom; Griesheim, Germany;

Barcelona, Spain; Ballarat, Australia; Shanghai, China; Rolle, Switzerland; Sao Paulo, Brazil; and New Delhi, India. Our primary PG&A distribution facility is in Vermillion, South Dakota, which distributes PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors.

Production Scheduling

We produce and deliver our products throughout the year based on dealer, distributor and customer orders. Beginning in 2008, we began testing a new dealer ordering process called Maximum Velocity Program (“MVP”) with select dealers in North America, where ORV orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar MVP process but on a less frequent ordering cycle. Effective in the second half of 2010, the MVP process is now being utilized by all North American ORV dealers. Prior to the MVP process, most ORV orders were taken from North American dealers twice a year, in the summer and late winter. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. Annual orders for Victory motorcycles are placed by most dealers in the summer after meetings with dealers. In 2011, Victory began testing a modified version of MVP with a select number of dealers. For non-MVP dealers and products, units are built to order each year, subject to fluctuations in market conditions and supplier lead times. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling.

Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We generally manufacture ORVs, motorcycles and SEV’s year round. We have the ability to mix production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

Our products are sold through a network of approximately 1,500 independent dealers in North America, through 11 subsidiaries and 65 distributors in approximately 130 countries outside of North America.

We sell our snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of our snowmobiles also distribute our ORVs. At the end of 2011, approximately 700 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike our primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, we also sell our ORVs through lawn and garden and farm implement dealers.

With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China, India and Brazil, sales of our products in Europe and other offshore markets are handled through independent distributors. In 1999, we acquired certain assets of our distributor in Australia and New Zealand and distribute our products to the dealer network in those countries through a wholly-owned subsidiary. During 2000, we acquired our distributor in France and distribute our products to our dealer network in France through a wholly-owned subsidiary. In 2002, we acquired certain assets of our distributors in the United Kingdom, Sweden and Norway and distribute our products to our dealer networks in the United Kingdom, Sweden and Norway through wholly-owned subsidiaries. During 2007, we established a wholly-owned subsidiary in Germany and distribute our products directly to our dealer network in Germany. In 2008, we established a wholly-owned subsidiary in Spain and distribute our products directly to our dealer network in Spain. In 2010, we established wholly-owned subsidiaries in China and Brazil and distribute our products directly to the dealer network in those countries. In 2011, we established a wholly-owned subsidiary in India to sell direct to dealers. Additionally in 2011, we acquired GEM and Goupil in the Small Electric Vehicles segment, which have their own dealer/distributor relationships established. See Notes 1 and 12 of Notes to Consolidated Financial Statements for further discussion of international operations.

Victory and Indian motorcycles are distributed directly through independently owned authorized dealers, except in Melbourne and Sydney, Australia where we have Company-owned retail stores. We have a high quality dealer network for our other product lines from which many of the approximately 400 current North American Victory dealers were selected. Indian motorcycles currently has approximately 20 dealers. In 2005, we began selling Victory motorcycles in the United Kingdom. Since 2005, we have been gradually expanding our international sales of Victory motorcycles, primarily in Europe. We expect to further expand our motorcycle dealer network over the next few years in North America and internationally. The GEM and Goupil businesses each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 130 dealers and Goupil sells direct to customers in France and through several dealers and distributors for markets outside France. Polaris ceased production of the Breeze electric vehicles in 2011.

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

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Under the partnership agreement, we have a 50 percent equity interest in Polaris Acceptance. We do not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company (“GE”) and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (“GECDF”). No significant change in the Polaris Acceptance relationship resulted from the change of ownership from TDF. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. See Notes 3 and 7 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

We have arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland and New Zealand) to provide floor plan financing for our dealers. A majority of our United States sales of snowmobiles, ORVs, motorcycles, SEVs and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, we will adjust our sales return allowance at the time of sale should we anticipate material repurchases of units financed through the finance companies. See Note 7 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages our private label credit card program under the StarCard label for the purchase of Polaris products. During 2010, Polaris and HSBC extended the term of the agreement on similar terms to October 2013. During 2011 it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction is expected to close in the second quarter of 2012. At this time we do not expect any change in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One. See Note 7 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. In October 2010, we extended our installment credit agreement with Sheffield to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles. In November 2010, we extended our installment credit contract with GE Bank to March 2016 under which GE Bank will provide exclusive installment credit lending for Victory motorcycles. See Note 7 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

We promote the Polaris brand among the riding and non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. We currently license the production and sale of a range of items, including die cast toys, ride on toys and numerous other products.

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

We expended approximately $178.7 million, $142.4 million and $111.1 million for sales and marketing activities in 2011, 2010 and 2009, respectively.

Engineering, Research and Development, and New Product Introduction

We have approximately 450 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland. We believe Polaris was the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” all-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system to ORVs and the use of electronic fuel injection for ORVs.

We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing by our testing teams and for the planning of manufacturing procedures. In addition, we maintain numerous test facilities where each of the products is extensively tested under actual use conditions. In 2005, we completed construction of our 127,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for our line of engines and powertrains, ORVs, Victory and Indian motorcycles, and

SEV’s. The total cost of the facility was approximately $35.0 million. In 2010, we acquired Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles. In 2011, we acquired GEM and Goupil which included research and development for their respective product lines.

We expended approximately $105.6 million, $84.9 million and $63.0 million for research and development activities in 2011, 2010 and 2009, respectively.

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

Competition

The off-road vehicle, snowmobile, motorcycle and small electric vehicle markets in the United States, Canada and other global markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Polaris.

We believe that our products are competitively priced and our sales and marketing support programs for dealers are comparable to those provided by our competitors. Our products compete with many other recreational products for the discretionary spending of consumers, and to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

Safety regulation. The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs, snowmobiles and off-road side-by-side vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to on-road motorcycles and small electric vehicles.

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

We do not believe that our voluntary action plan has had or will have a material adverse effect on us or negatively affect our business to any greater degree than those of our competitors who have undertaken similar action plans with the CPSC. Nevertheless, there can be no assurance that future recommendations or regulatory actions by the federal government or individual states would not have an adverse effect on us. We will continue to attempt to assure that our dealers are in compliance with their safety obligations. We have notified our dealers that we may terminate or not renew any dealer we determine has violated such safety obligations. We believe that our ATVs have complied with safety standards relevant to ATVs.

In August 2006, the CPSC issued a Notice of Proposed Rulemaking to establish mandatory standards for ATVs and to ban three-wheeled ATVs. The CPSC did not complete this rulemaking process or issue a final rule.

In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs in the United States to comply with the American National Standards Institute (“ANSI”) ATV safety standards, which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect through the voluntary agreement with the CPSC. We believe that our products comply with the ANSI/SVIA standard and we have had an action plan filed with the CPSC since 1998 when the consent decree expired. We do not believe the law will negatively affect our business to any greater degree than those of our competitors who are subject to the same mandatory standards.

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

The Act also includes provisions that limit the amount of lead paint and previously limited the lead content that can exist in the accessible components of ATVs and snowmobiles that we sell in the United States for youth 12 years of age and younger. Under the Act, products that have lead content in excess of these limits may not be sold in the United States starting February 10, 2009.

In response to a petition from the recreational products industry, the CPSC issued a Stay of Enforcement (“Stay”) providing that the CPSC would not seek to enforce the Act against manufacturers who sell recreational products for youth provided that the metal alloys in these products met certain lead limits and information regarding the lead content of the relevant products was submitted to the CPSC. The Stay was extended by the CPSC through December 31, 2011. We complied with the terms of the Stay and continued to sell youth ATVs and snowmobiles under the terms of the Stay through August 2011.

On August 12, 2011, the President signed into law an amendment to the Act (“Amendment”), which exempts off-highway vehicles from the lead content provision and requires the CPSC to issue a final rule regarding ATV safety within one year. Our youth ATVs and snowmobiles therefore are no longer subject to the lead content requirements. The lead paint requirements in the Act remain in effect. We believe all our products comply with the lead paint requirements.

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

In October 2009, the Consumer Product Safety Commission published an advance notice of proposed rulemaking regarding ROVs. Our RANGER and RZR side-by-side vehicles are included in the ROV category. In its notice, the CPSC stated that it was reviewing the risk of injury associated with ROVs and beginning a rule-making procedure under the Consumer Product Safety Act. The CPSC also noted the draft ANSI standard developed by ROHVA and expressed concerns with the draft standard in the areas of vehicle stability, vehicle handling, and occupant retention and protection. We are a member of ROHVA, which submitted written comments and a technical response to the CPSC notice. We, through ROHVA, also met with CPSC Commissioners and staff on several occasions during 2010 and 2011 to provide updates on ROHVA’s efforts to address CPSC concerns through changes to the voluntary ANSI standard relating to stability, occupant retention and warnings. Comments on these changes were solicited from the CPSC and other stakeholders as part of the ANSI process. The revised standard, which includes dynamic stability, occupant retention, and warning requirements, was approved and published by ANSI in July, 2011. We are unable to predict the outcome of the CPSC rule-making procedure and the ultimate impact of the procedure or any resulting rules on our business and operating results.

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

Motorcycles and small electric vehicles are subject to federal vehicle safety standards administered by NHTSA and are also subject to various state vehicle safety standards. We believe that our motorcycles and SEVs have complied with applicable federal and state safety standards.

Our products are also subject to international standards related to safety in places where we sell our products outside the United States. We believe that our motorcycles, SEVs, ATVs, Off-Road side-by-side vehicles and Snowmobiles have complied with applicable safety standards in the United States and other international locations.

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

The CARB has emission regulations for ATVs and off-road side-by-side vehicles that we already meet. In 2002, the EPA established new corporate average emission standards effective for model years 2006 and later, for off-road recreational vehicles, including ATVs, off-road side-by-side vehicles and snowmobiles. We have developed engine and emission technologies along with our existing technology base to meet current and future requirements, including chassis-based emission requirements that become effective in model year 2014. In 2008 the EPA announced its intention to issue a future rulemaking on snowmobiles in or around 2010 and any new emission standards under this rule would be effective after model year 2012. No further rulemaking activity has followed.

Victory and Indian motorcycles are also subject to EPA and CARB emission standards. We believe that our motorcycles have complied with these standards. The CARB regulations required additional motorcycle emission reductions in model year 2008, which the Company meets. The EPA adopted the CARB emission limits in a 2004 rulemaking that allowed an additional two model years to meet these new CARB emission requirements on a nationwide basis. We have developed engine and emission technologies and met these requirements nationwide in model year 2010.

GEM electric vehicles are subject to CARB emissions certification requirements, which they meet.

Our products are also subject to international laws and regulations related to emissions in places where we sell our products outside the United States. Europe currently regulates emissions from certain of our ATV-based products and motorcycles and these products meet such requirements. Canada’s emission regulations for motorcycles are similar to those in the United States. In December 2006, Canada proposed a new regulation that would essentially adopt the United States emission standards for ATVs, off-road side-by-side vehicles and snowmobiles. These regulations have not yet been finalized, but they are not expected to have a material effect on our business. The European Commission proposed new regulations in 2010 that could apply to certain of the Company’s motorcycles and ATV-based products as early as 2013. These future EU regulations have not been finalized.

We believe that our motorcycles, ATVs, off-road side-by-side vehicles and snowmobiles have complied with applicable emission standards and related regulations in the United States and internationally. We are unable to predict the ultimate impact of the adopted or proposed regulations on Polaris and our business. We are currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.

Employees

Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high.

During 2011, on a worldwide basis, we employed an average of approximately 3,900 full-time persons, a 30 percent increase from 2010. Approximately 1,600 of our employees are salaried. We consider our relations with our employees to be excellent.

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

Forward-Looking Statements

This 2011 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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

Executive Officers of the Registrant

Set forth below are the names of our executive officers as of February 10, 2012, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	44	Chief Executive Officer
Bennett J. Morgan	48	President and Chief Operating Officer
Michael W. Malone	53	Vice President—Finance and Chief Financial Officer
Todd-Michael Balan	42	Vice President—Corporate Development
Stacy L. Bogart	48	Vice President—General Counsel, Compliance Officer and Secretary
Michael D. Dougherty	44	Vice President—Asia Pacific and Latin America
Stephen L. Eastman	47	Vice President—Parts Garments and Accessories
William C. Fisher	57	Vice President and Chief Information Officer
Matthew J. Homan	40	Vice President—Europe, Middle East and Africa
Michael P. Jonikas	51	Vice President—Snowmobiles, Sales and Corporate Marketing
Suresh Krishna	43	Vice President—Global Operations and Integration
David C. Longren	53	Vice President—Off-Road Vehicles and Off-Road Vehicles Engineering
Scott A. Swenson	48	Vice President—Small Vehicles
James P. Williams	49	Vice President—Human Resources

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

Mr. Malone has been Vice President—Finance and Chief Financial Officer of the Company since January 1997. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of the Company from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Prior thereto and since 1986, he was Assistant Treasurer of a predecessor company of Polaris. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP.

Mr. Balan joined Polaris in July 2009 as Vice President—Corporate Development. Prior to joining Polaris, Mr. Balan was Director of Marketing and Strategy for United Technologies Fire & Security Business from 2007 to June 2009. Prior to that, Mr. Balan held various marketing, general management, business development, and strategy roles within Danaher Corp. from 2001 to 2007. Mr. Balan’s work history also includes various strategy, marketing, and sales management roles with Emerson Electric and Colfax Corporation.

Ms. Bogart has been Vice President—General Counsel and Compliance Officer of Polaris since November 2009 and Corporate Secretary since January 2010. From February 2009 to November 2009, Ms. Bogart was General Counsel of Liberty Diversified International. From October 1999 until February 2009, Ms. Bogart held several positions at The Toro Company, including Assistant General Counsel and Assistant Secretary. Before joining The Toro Company, Ms. Bogart was a Senior Attorney for Honeywell Inc.

Mr. Dougherty shifted roles in August 2011 to Vice President—Asia Pacific and Latin America from his most recent role as Vice President—Global New Market Development which he held since December 2008. Mr. Dougherty joined the company in 1998 as International Sales Manager, and has held several positions, including Vice President and General Manager of the ATV Division during his tenure. Prior to Polaris, Mr. Dougherty was employed at Trident Medical International, a trading company.

Mr. Eastman joined Polaris in February 2012 as Vice President—Parts Garments and Accessories. Prior to joining Polaris, Mr. Eastman was President of Target.com for Target Corporation, a general merchandise retailer, from July 2008 to October 2011. Prior to that, Mr. Eastman held several leadership positions at Target Corporation since 1982 in various areas including General Merchandising, Consumer Electronics, Inventory Management and Merchandise Planning Operations.

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

Mr. Homan was appointed Vice President—Europe, Middle East and Africa in August 2011. Prior to this, Mr. Homan was Vice President of the Off-Road Vehicles Division since August 2008, and was General Manager of the Side-by-Side Division since December 2005. Mr. Homan joined Polaris in 2002 as Director of Marketing for the ATV Division. Prior to working at Polaris, Mr. Homan spent nearly seven years at General Mills working in various marketing and brand management positions.

Mr. Jonikas shifted roles in August 2011 to Vice President—Snowmobiles, Sales and Corporate Marketing. Mr. Jonikas was Vice President of Sales and Marketing since November 2007 and Vice President—On-Road Vehicles from May 2009 to August 2011. Mr. Jonikas joined Polaris in 2000, and during the past eleven years has held several key roles including Director of Product and Marketing Management for the ATV Division and General Manager of the Polaris Side-by-Side Division. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills in numerous general management positions.

Mr. Krishna joined Polaris Industries Inc. as Vice President—Supply Chain and Integration on March 29, 2010 and was promoted to Vice President—Global Operations and Integration in September 2010. Prior to joining Polaris, Mr. Krishna was Vice President Global Operations, Supply Chain and IT for a division of United Technologies Corporation’ Fire & Security business where he was responsible for significant operations in China, Mexico, United States and Europe from August 2007 to March 2010. Prior to United Technologies Corporation, Mr. Krishna worked for Diageo, a global producer of famous drink brands, as Vice President Supply Chain for their North American business from February 2002 to July 2007.

Mr. Longren was appointed Vice President—Off-Road Vehicles and Off-Road Vehicles Engineering in August 2011. Prior to this, Mr. Longren was Chief Technical Officer since May 2006. Mr. Longren joined Polaris in January 2003 as the Director of Engineering for the ATV Division. Prior to joining Polaris, Mr. Longren was a Vice President in the Weapons Systems Division of Alliant Techsystems and Vice President, Engineering and Marketing at Blount Sporting Equipment Group.

Mr. Swenson shifted roles in February 2012 to Vice President—Small Vehicles. Prior to this, Mr. Swenson’s leadership also included PG&A since 2001, and Snowmobiles from 2006 to August 2011. Mr. Swenson joined Polaris in 1998 as Assistant Treasurer. Prior to joining Polaris, Mr. Swenson was employed in various finance positions at General Electric and Shell Oil Company.

Mr. Williams joined Polaris as Vice President—Human Resources in April 2011. Prior to joining Polaris, Mr. Williams was Vice President of Human Resources for Cooper Industries, a diversified manufacturing Company, since 2006. Between 2005 and 2006, Mr. Williams was Vice President of Human Resources for Danaher Corp. Previous to that, Mr. Williams held various executive positions of increasing responsibility with Honeywell Inc. from 1995 to 2005. Prior to that, Mr. Williams held a number of posts in Human Resources with Monsanto and General Motors Corporation.

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

We had a product liability reserve accrued on our balance sheet of $16.9 million at December 31, 2011 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985 or motorcycles and side-by-side vehicles prior to 1998, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on the results of operations.

We provide a limited warranty for ORVs for a period of six months and for a period of one year for our snowmobiles and motorcycles and two years for SEVs. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the United States Environmental Protection Agency and the California Air Resources Board. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

Changing weather conditions may reduce demand and negatively impact net sales and production of certain of our products.

Lack of snowfall in any year in any particular geographic region may adversely affect snowmobile retail sales and related PG&A sales in that region. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced. There is no assurance that weather conditions or natural disasters could not have a material effect on our sales, production capability or component supply continuity for any of our products.

We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.

The snowmobile, off-road vehicle, motorcycle and small electric vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where foreign competitors manufacture and market products in their respective countries because that allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

Pursuant to our informal agreements with Fuji in Japan, Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in the spring of 1985 and remains a supplier of engines to us. Such engines are developed by Fuji to our specific requirements. Although we have alternative sources for our engines and do not currently have knowledge that Fuji intends to terminate supplying engines to us, a termination of the supply relationship with Fuji could adversely affect our production until substitute supply arrangements for the quantity of engines required by us could be established. There can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

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

Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect our sales growth and profitability. In addition, we have a financial services partnership arrangement with a subsidiary of General Electric Company that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2011, our maximum aggregate repurchase obligation was approximately $91.7 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.

We depend on dealers, suppliers, financing sources and other strategic partners who may be sensitive to economic conditions that could affect their businesses in a manner that adversely affects their relationship with us.

We distribute our products through numerous dealers and distributors, source component parts and raw materials through numerous suppliers and have relationships with a limited number of sources of product financing for our dealers and consumers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our dealers and distributors, suppliers or financing sources or if uncertainty about the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us.

Retail credit market deterioration and volatility may restrict the ability of our retail customers to finance the purchase of our products and adversely affect our income from financial services.

We have arrangements with each of HSBC, Sheffield and GE Bank to make retail financing available to consumers who purchase our products in the United States. During 2011, consumers financed approximately 34 percent of the vehicles we sold in the United States through the HSBC revolving retail credit, and Sheffield and GE Bank installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had previously been available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected.

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

Over the past several years we have been transitioning our North American ORV dealers to the Maximum Velocity Program (MVP), an enhanced dealer ordering process. Currently 100 percent of our ORV dealers in North America are using the enhanced ordering process. The ordering process negatively impacts sales during the transition period because dealers place smaller, more frequent orders which allow them to operate with lower inventory levels. As a result, our results of operations during the transition period may fluctuate more compared to similar periods in prior years. We began testing a modified version of MVP in select Victory motorcycle dealerships in 2011.

We may encounter difficulties in our manufacturing realignment initiatives, which could adversely affect our operating results or financial condition.

In May 2010, we announced our plans to realign our manufacturing operations footprint by enhancing our Roseau, Minnesota and Spirit Lake, Iowa production facilities and establishing a new facility in Mexico. The realignment led to the sale of a portion of the Osceola manufacturing facility in Wisconsin in 2011. There are significant risks inherent in our realignment initiatives. The realignment may not be accomplished as quickly as anticipated and the expected cost reductions may not fully materialize. We have and expect to continue to record transition charges in connection with the realignment efforts, including both exit costs and startup costs. Even though we anticipate that the realignment will ultimately result in reduced transportation and logistical expenses and increased operational efficiencies, we give no assurance that we will be successful in implementing the realignment efforts or that the amounts of our transition costs or our cost savings will be as anticipated. Other risks and uncertainties in connection with the realignment initiatives include, but are not limited to, failing to ensure that:

•	there is no negative impact to product quality or delivery to customers as a result of shifting capacity;

•	adequate raw material and other service providers are available to meet the needs at the new production location;

•	adequate supervisory, production and support personnel are available to accommodate the shift in production; and

•	violence does not impact our ability to produce and transport products from our facility in Mexico

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

The primary commodities used in manufacturing our products are aluminum, steel, plastic resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products. We may not be able to pass along any price increases in our raw materials to our customers. As a result, an increase in the cost of raw materials, commodities, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our profitability.

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

Sixteen percent of our total sales are generated outside of North America, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.

We manufacture our products in the United States and beginning in May 2011 began manufacturing products in Mexico. We sell our products throughout the world and maintain sales and administration facilities in the United States, Canada, France, Norway, Sweden, United Kingdom, Switzerland, Germany, Spain, Australia, China, Brazil and India. Our primary distribution facility is in Vermillion, South Dakota which distributes PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors and one of our significant engine suppliers is located in Japan. Our total sales outside North America were 16 percent, 15 percent, and 16 percent of our total sales for fiscal 2011, 2010, and 2009, respectively. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total sales. Several factors, including weakened international economic conditions, could adversely affect such growth. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Some of the countries in which we sell our products, or otherwise have an international presence, are to some degree subject to political, economic and/or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological, and other resources. While we expended $105.6 million, $84.9 million and $63.0 million for research and development efforts in 2011, 2010 and 2009, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The following sets forth the Company’s material facilities as of December 31, 2011:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	301,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	635,000
Monterrey, Mexico	Wholegoods manufacturing	Leased	425,000
Osceola, Wisconsin	Component parts manufacturing	Owned	188,800
Osceola, Wisconsin	Engine manufacturing	Owned	97,000
Roseau, Minnesota	Injection molding manufacturing	Owned	76,800
Wyoming, Minnesota	Research and development facility	Owned	127,000
Burgdorf, Switzerland	Research and development facility	Leased	13,600
Vermillion, South Dakota	Distribution center	Owned	385,000
Vermillion, South Dakota	Distribution center	Leased	33,000
Milford, Iowa	Wholegoods manufacturing	Leased	94,000
St. Paul, Minnesota	Wholegoods distribution	Leased	110,000
Brooklyn Park, Minnesota	Wholegoods distribution	Leased	25,000
E. Syracuse, New York	Wholegoods distribution	Leased	40,000
Redlands, California	Wholegoods distribution	Leased	40,000
Nashville, Tennessee	Wholegoods distribution	Leased	37,500
Irving, Texas	Wholegoods distribution	Leased	140,000
Fife, Washington	Wholegoods distribution	Leased	20,000
Haviland, Ohio	Wholegoods distribution	Leased	30,000
Askim, Norway	Office facility	Leased	10,800
Barcelona, Spain	Office facility	Leased	4,300
Birmingham, United Kingdom	Office facility	Leased	6,500
Griesheim, Germany	Office facility	Leased	3,200
Rolle, Switzerland	Office facility	Leased	8,000
Sao Paulo, Brazil	Office facility	Leased	1,600
Shanghai, China	Office facility	Leased	2,300
Winnipeg, Canada	Office facility	Leased	15,000
Plymouth, Minnesota	Office facility	Leased	30,000
New Delhi, India	Office facility	Leased	2,500
Ballarat, Australia	Office and distribution facility	Leased	9,200
Ostersund, Sweden	Office and distribution facility	Leased	14,300
Passy, France	Office and distribution facility	Leased	10,000
Roseau, Minnesota	Warehouse (various locations)	Leased	33,600
Spirit Lake, Iowa	Warehouse (various locations)	Leased	70,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Melbourne, Australia	Retail store	Leased	9,600
Sydney, Australia	Retail store	Leased	13,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000

We own substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines and paint lines) used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for our products. We believe our manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs.

Item 3. Legal Proceedings

On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her Complaint, Plaintiff alleges that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleges that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. Plaintiff is seeking general, special, and punitive damages. The case is currently scheduled for trial on May 8, 2012. Management believes the claim to be without merit and intends to defend vigorously against this action but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to us or that the defense of the suit or its outcome will not have a material adverse effect on our financial condition.

We are involved in a number of other legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2011 Annual Report is incorporated herein by reference. On February 16, 2012, the last reported sale price for shares of our common stock on the New York Stock Exchange was $67.96 per share.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of three indexes: Russell 2000 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2006 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Assumes $100 Invested at the close on December 31, 2006

Assumes Dividend Reinvestment

Fiscal Year Ended December 31, 2011

	2006	2007	2008	2009	2010	2011
Polaris Industries Inc.	$100.00	$104.81	$65.28	$104.37	$191.81	$280.15
Russell 2000 Index	100.00	98.44	65.75	82.87	105.14	100.73
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	73.08	29.70	48.89	68.31	77.15

Comparison of 5-Year Cumulative Total Return Among

Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris during the fourth quarter of the fiscal year ended December 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2011	365,000	$63.98	365,000	4,430,000
November 1–30, 2011	—	—	—	4,430,000
December 1–31, 2011	801,000	58.13	801,000	3,629,000

Total	1,166,000	$59.96	1,166,000	3,629,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 71.4 million shares have been repurchased cumulatively from 1996 through December 31, 2011. This Program does not have an expiration date.

Item 6. Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All periods presented reflect the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations. Per share data has been adjusted to give effect of all stock splits through 2011.

11-Year Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2011	2010	2009	2008	2007	2006
Statement of Operations Data
Sales Data:
Total sales	$2,656.9	$1,991.1	$1,565.9	$1,948.3	$1,780.0	$1,656.5
Percent change from prior year	33%	27%	-20%	9%	7%	-11%
Sales mix by product:
Off-Road Vehicles	69%	69%	65%	67%	67%	67%
Snowmobiles	11%	10%	12%	10%	10%	10%
On-Road Vehicles	5%	4%	3%	5%	6%	7%
Parts, Garments and Accessories	15%	17%	20%	18%	17%	16%
Gross Profit Data:
Total gross profit	$740.6	$530.2	$393.2	$445.7	$393.0	$359.4
Percent of sales	27.9%	26.6%	25.1%	22.9%	22.1%	21.7%
Operating Expense Data:
Total operating expenses	$414.7	$326.3	$245.3	$284.1	$262.3	$238.4
Percent of sales	15.6%	16.4%	15.7%	14.6%	14.7%	14.4%
Operating Income Data:
Total operating income	$349.9	$220.7	$165.0	$182.8	$176.0	$168.1
Percent of sales	13.2%	11.1%	10.5%	9.4%	9.9%	10.1%
Net Income Data:
Net income from continuing operations	$227.6	$147.1	$101.0	$117.4	$112.6	$112.8
Percent of sales	8.6%	7.4%	6.5%	6.0%	6.3%	6.8%
Diluted net income per share from continuing operations	$3.20	$2.14	$1.53	$1.75	$1.55	$1.36
Net income	$227.6	$147.1	$101.0	$117.4	$111.7	$107.0
Diluted net income per share	$3.20	$2.14	$1.53	$1.75	$1.54	$1.29
Cash Flow Data:
Cash flow provided by continuing operations	$302.5	$297.9	$193.2	$176.2	$213.2	$152.8
Purchase of property and equipment for continuing operations	84.5	55.7	43.9	76.6	63.7	52.6
Repurchase and retirement of common stock	132.4	27.5	4.6	107.2	103.1	307.6
Cash dividends to shareholders	61.6	53.0	50.2	49.6	47.7	50.2
Cash dividends per share	$0.90	$0.80	$0.78	$0.76	$0.68	$0.62
Balance Sheet Data (at end of year):
Cash and cash equivalents	$325.3	$393.9	$140.2	$27.2	$63.3	$19.6
Current assets	878.7	808.1	491.5	443.6	447.6	393.0
Total assets	1,228.0	1,061.6	763.7	751.1	769.9	778.8
Current liabilities	615.5	584.2	343.1	404.8	388.2	361.4
Long-term debt	104.6	100.0	200.0	200.0	200.0	250.0
Shareholders’ equity	500.1	371.0	204.5	137.0	173.0	167.4

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2005	2004	2003	2002	2001
Statement of Operations Data
Sales Data:
Total sales	$1,869.8	$1,773.2	$1,552.4	$1,468.2	$1,427.4
Percent change from prior year	5%	14%	6%	3%	8%
Sales mix by product:
Off-Road Vehicles	66%	66%	67%	64%	58%
Snowmobiles	14%	16%	15%	20%	26%
On-Road Vehicles	5%	4%	4%	2%	1%
Parts, Garments and Accessories	15%	14%	14%	14%	15%
Gross Profit Data:
Total gross profit	$411.0	$416.6	$356.0	$324.6	$299.2
Percent of sales	22.0%	23.5%	22.9%	22.1%	21.0%
Operating Expense Data:
Total operating expenses	$244.7	$242.7	$206.0	$181.8	$164.5
Percent of sales	13.1%	13.7%	13.3%	12.4%	11.5%
Operating Income Data:
Total operating income	$205.0	$205.9	$173.5	$157.5	$149.0
Percent of sales	11.0%	11.6%	11.2%	10.7%	10.4%
Net Income Data:
Net income from continuing operations	$137.7	$132.3	$115.2	$107.1	$93.8
Percent of sales	7.4%	7.5%	7.4%	7.3%	6.6%
Diluted net income per share from continuing operations	$1.57	$1.49	$1.29	$1.14	$0.99
Net income	$136.7	$99.9	$106.3	$99.4	$87.5
Diluted net income per share	$1.56	$1.12	$1.19	$1.06	$0.93
Cash Flow Data:
Cash flow provided by continuing operations	$162.5	$237.1	$162.5	$195.8	$192.0
Purchase of property and equipment for continuing operations	89.8	88.8	59.2	52.3	52.9
Repurchase and retirement of common stock	132.3	66.8	73.1	76.4	49.2
Cash dividends to shareholders	47.0	38.9	26.7	25.3	22.8
Cash dividends per share	$0.56	$0.46	$0.31	$0.28	$0.25
Balance Sheet Data (at end of year):
Cash and cash equivalents	$19.7	$138.5	$82.8	$81.2	$40.5
Current assets	374.0	465.7	387.7	343.7	305.3
Total assets	770.6	792.9	674.2	614.4	568.0
Current liabilities	375.6	405.2	330.5	313.5	308.3
Long-term debt	18.0	18.0	18.0	18.0	18.0
Shareholders’ equity	377.0	368.1	325.7	282.8	241.6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2011, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

Our full year 2011 sales and earnings growth rates rapidly accelerated past the record results we delivered in 2010. While the global economy remained difficult, market share gains in ORV and Victory motorcycles, coupled with strong international and adjacency growth, enabled us to once again outperform the competition. The overall North American powersports industry was about flat year over year, a positive trend for the industry compared to the past several years. Our full year North American retail sales were up 14%, helping to drive total Company sales to a record $2.66 billion in 2011, up 33 percent from 2010. Sales growth remained broad based, as sales grew in every product line and in every region of the world. Thanks to innovative new products, our ORV business extended their market share leadership position while contributing significantly to our sales growth. With Victory hitting its stride in most every respect and the Indian brand now part of Polaris, our motorcycle business was a key contributor to revenue growth. Despite this winter’s lack of snow, last season’s success and our line-up of new products contributed to a very strong 2011 for our snowmobile business, increasing 48 percent in 2011. Our European business grew sales 37 percent in 2011, supporting total International sales growth of 39 percent in 2011.

Full year earnings reflect the success of our margin expansion efforts, as we exceeded expectations by delivering a 120 basis point increase in net income margin, to a record 8.6 percent of sales. The combination of rapid sales growth and expanding margins drove net income up 55 percent to $227.6 million, with diluted earnings per share increasing 50 percent to a record $3.20 per share.

During 2011, Polaris accomplished much more than posting record sales and earnings results. Across the business and around the globe, each of our employees helped to make significant progress towards achieving our first strategic objective, to be the Best in Powersports PLUS. The strongest testimony to this commitment comes from our market share expansion and financial results in ORV, snowmobiles and motorcycles.

Growth through Adjacencies moved meaningfully from concept to reality in 2011, as we completed three acquisitions, GEM, Goupil and Indian Motorcycles; made small investments in cutting-edge technology companies and greatly expanded our military and Bobcat businesses. GEM and Goupil both hold strong positions in the growing $4.0 billion small electric vehicle industry and our integration and development of Indian Motorcycles is proceeding well.

Global Market Leadership is an attractive growth initiative in the company shorter term and our objective is to drive International business to generate at least 25 percent of our sales within the next few years. In 2011, we took an important step and asked two of our most experienced executives to lead our international efforts in the Europe, Middle East and Africa regions and Asia Pacific/Latin America. While these regions are quite different, we look to consistently pursue our strategy of creating organic growth through new product introductions and dealer expansion, while looking for opportunities to invest in businesses to augment our organic growth.

Supporting quality growth and ensuring customer satisfaction are key objectives of our Operational Excellence and LEAN initiatives, and in 2011 our operations team made substantial progress. They executed the challenging and complex Monterrey Mexico plant start-up on time and within budget, providing much needed production capacity to meet rising demand. Additionally, we integrated three acquisitions, increased vehicle production at all assembly facilities and delivered improved productivity for the second year in a row.

During the 2011 third quarter, the Board of Directors declared a two-for-one split of our outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011.

On February 2, 2012, we announced that our Board of Directors approved a 64 percent increase in the regular quarterly cash dividend to $0.37 per share for the first quarter 2012, representing the 17th consecutive year of increased dividends. This percentage increase is our largest since 1995, reflecting the momentum and potential of our business and the strength of our balance sheet.

Results of Operations

Sales:

Sales were $2,656.9 million for 2011, a 33 percent increase from $1,991.1 million in sales for the same period in 2010. The following table is an analysis of the percentage change in total Company sales for 2011 compared to 2010 and 2010 compared to 2009:

	Percent Change in Total Company Sales for the Years Ended December 31
	2011 vs. 2010	2010 vs. 2009
Volume	24%	21%
Product mix and price	7%	4%
Currency	2%	2%

	33%	27%

Volume for 2011 and 2010 increased 24 and 21 percent compared to 2010 and 2009, respectively. The volume increase in 2011 and 2010 is due to the Company shipping more off-road vehicles and on-road vehicles, snowmobiles and related PG&A items to dealers than during the prior years, as consumer retail demand increased for our products. Product mix and price increased for both 2011 and 2010 compared to the respective prior years primarily due to the increased shipments of side-by-side vehicles to dealers in both periods. Side-by-side vehicles typically have a higher selling price than our other ORV products. Increased sales of Victory motorcycles also contributed to the improved mix of products in 2011 and 2010 compared to the respective prior years. Additionally, we realized select selling price increases in 2011 and 2010 on several of the new model year products.

Total company sales by product line are as follows:

	For the Year Ended December 31,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Percent Change 2011 vs. 2010	2009	Percent of Total Sales	Percent Change 2010 vs. 2009
Off-Road Vehicles	$1,822.3	69%	$1,376.4	69%	32%	$1,021.1	65%	35%
Snowmobiles	280.1	11%	188.9	10%	48%	179.3	12%	5%
On-Road Vehicles	146.3	5%	81.6	4%	79%	52.8	3%	55%
PG&A	408.2	15%	344.2	17%	19%	312.7	20%	10%

Total Sales	$2,656.9	100%	$1,991.1	100%	33%	$1,565.9	100%	27%

ORV sales of $1,822.3 million in 2011, which includes both core ATV and RANGER side-by-side vehicles, increased 32 percent from 2010. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings and good growth in military and shipments to Bobcat. Polaris’ North American ORV unit retail sales to consumers increased mid-teens percent for 2011 compared to 2010, with ATV unit retail sales growing single digits percent and side-by-side vehicle unit retail sales increasing mid-twenties percent over the prior year. North American dealer inventories of ATVs continued to decline, decreasing eight percent from 2010. Side-by-side North American dealer inventories for 2011 were up mid-teens percent to accommodate the continued strong retail demand. ORV sales outside of North America increased 37 percent in 2011 compared to a year ago. Given the growth in our ORV business worldwide, we have widened our market share leadership in off-road vehicles in 2011 compared to 2010.

ORV sales of $1,376.4 million in 2010, which includes both core ATV and RANGER side-by-side vehicles, increased 35 percent from 2009. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings. North American dealer inventories of ATVs continued to decline, decreasing 33 percent from 2009. Our North American ORV unit retail sales to consumers increased approximately 15 percent for 2010 compared to the 2009 with side-by-side vehicle retail sales increasing in the mid 30 percent range year over year and ATV retail sales about flat with the prior year. Given the growth in our ORV business worldwide, we widened our market share leadership in off-road vehicles in both North America and Europe in 2010 compared to 2009.

Snowmobile sales increased 48 percent to $280.1 million for 2011 compared to 2010. This increase is primarily due to significantly reduced snowmobile dealer inventory levels entering the 2011 – 2012 selling season compared to the prior year and the success of model year 2012 new product introductions resulting in increased orders from dealers. Sales of snowmobiles to customers outside of North America, principally the Scandinavian region and Russia, also experienced sales growth in 2011 compared to a year ago. Snowmobile sales increased five percent to $188.9 million for 2010 compared to 2009. This increase was primarily due to an increase in retail sales resulting from heavy amounts of early snowfall in many key riding areas in North America in the 2010 – 2011 selling season and the success of model year 2011 new product introductions.

Sales of On-Road Vehicles increased 79 percent to $146.3 million for 2011 compared to 2010. In 2011, On-Road Vehicle sales are comprised of Victory and Indian brand motorcycles, as well as the Company’s SEV sales of GEM and Goupil. The 2011 sales increase reflects increased Victory North American unit retail sales to consumers of 22 percent and international Victory motorcycle sales up significantly during 2011 when compared to 2010, resulting in continued market share gains. The North American heavyweight cruiser and touring motorcycle industry increased mid-single digits percent during 2011. Consumer demand remains strong for Victory’s newest models, the Cross Country Tour and the Victory Hard-Ball. The increase in On-Road Vehicle sales in 2011 also benefited from the SEV acquisitions of GEM and Goupil in 2011. Sales of the On-Road Vehicles Division in 2010, which primarily consist of Victory motorcycles, increased 55 percent to $81.6 million during 2010 compared to 2009. The sales increase reflected increased Victory North American unit retail sales to consumers of over 20 percent and international Victory motorcycle sales up significantly during 2010 when compared to 2009, resulting in continued market share gains.

Parts, Garments, and Accessories sales increased 19 percent to $408.2 million and 10 percent to $344.2 million for the full year 2011 and 2010, respectively. The increase in both 2011 and 2010 was primarily due to increased ORV and Victory motorcycle related PG&A sales including strong international growth. During both 2011 and 2010, we continued to innovate with over 200 accessories introduced for new model year vehicles in each respective year.

Sales by geographic region for the 2011, 2010 and 2009 year end periods were as follows:

	For the Year Ended December 31,
($ in millions)	2011	Percent of Total Sales	2010	Percent of Total Sales	Percent Change 2011 vs. 2010	2009	Percent of Total Sales	Percent Change 2010 vs. 2009
United States	$1,864.1	70%	$1,405.9	71%	33%	$1,074.2	69%	31%
Canada	368.5	14%	279.3	14%	32%	239.3	15%	17%
Other foreign countries	424.3	16%	305.9	15%	39%	252.4	16%	21%

Total Sales	$2,656.9	100%	$1,991.1	100%	33%	$1,565.9	100%	27%

Significant regional trends were as follows:

United States:

Sales in the United States for 2011 increased 33 percent compared to 2010, primarily resulting from higher shipments in all product lines due to market share gains driven by innovative products. The United States represented 70 percent, 71 percent and 69 percent of total company sales in 2011, 2010 and 2009, respectively. Sales in the United States for 2010 increased 31 percent compared to 2009, primarily resulting from higher shipments in all product lines due to market share gains driven by innovative products.

Canada:

Canadian sales increased 32 percent in 2011 compared to 2010. Fluctuations in the Canadian currency rate compared to the United States dollar accounted for a five percent increase in sales for 2011 compared to 2010. Increased volume was the primary contributor for the remainder of the increase in 2011 due to strong retail sales demand in Canada for our products. Canadian sales increased 17 percent in 2010 compared to 2009. Fluctuations in the Canadian currency rate compared to the United States dollar accounted for a nine percent increase in sales for 2010 compared to 2009. Increased volume was the primary contributor for the remainder of the increase in 2010 due to strong retail sales demand in Canada for our products.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 39 percent for 2011 compared to 2010. Favorable currency rates accounted for six percent of the increase for the 2011 year compared to 2010. The remainder of the increase was primarily driven by higher volume largely related to market share gains for ORV and Victory motorcycles. Sales in other foreign countries, primarily in Europe, increased 21 percent for 2010 compared to 2009. Favorable currency rates accounted for two percent of the increase for the 2010 year compared to 2009. The remainder of the increase was primarily driven by higher volume largely related to market share gains.

Cost of Sales:

	For the Year Ended December 31,
($ in millions)	2011	Percent of Total Cost of Sales	2010	Percent of Total Cost of Sales	Change 2011 vs. 2010	2009	Percent of Total Cost of Sales	Change 2010 vs. 2009
Purchased materials and services	$1,650.8	86%	$1,208.4	83%	37%	$968.6	83%	25%
Labor and benefits	165.5	9%	151.9	10%	9%	108.1	9%	41%
Depreciation and amortization	53.9	3%	56.9	4%	(5)%	55.0	5%	3%
Warranty costs	46.2	2%	43.7	3%	6%	41.0	3%	7%

Total Cost of Sales	$1,916.4	100%	$1,460.9	100%	31%	$1,172.7	100%	25%

Percentage of sales	72.1%		73.4%		-130 basis	74.9%		-150 basis
					points			points

For 2011, cost of sales increased 31 percent to $1,916.4 million compared to $1,460.9 million in 2010. The increase in cost of sales in 2011 resulted primarily from the effect of a 24 percent sales volume increase and a richer mix of products on purchased materials and services, and labor and benefits offset somewhat by continued product cost reduction efforts in 2011. For 2010, cost of sales increased 25 percent to $1,460.9 million compared to $1,172.7 million in 2009. The increase in cost of sales in 2010 resulted primarily from the effect of a 21 percent sales volume increase and a richer mix of products on purchased materials and services, and labor and benefits offset somewhat by continued product cost reduction efforts in 2010.

Gross Profit:

The following table reflects our gross profit in dollars and as a percentage of sales for the 2011, 2010 and 2009 year end periods:

	For the Year Ended December 31,
($ in millions)	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Gross profit dollars	$740.6	$530.2	40%	$393.2	35%

Percentage of sales	27.9%	26.6%	+130 basis points	25.1%	+150 basis points

For 2011, gross profit dollars increased 40 percent to $740.6 million compared to 2010. Gross profit, as a percentage of sales, increased 130 basis points to 27.9 percent compared to 26.6 percent for 2010. The increase in gross profit dollars and the 130 basis points increase in the gross profit margin percentage in 2011 resulted primarily from continued product cost reduction efforts, production efficiencies on increased volumes, and higher selling prices, partially offset by increasing commodity costs and unfavorable product mix. For 2010, gross profit dollars increased 35 percent to $530.2 million compared to 2009. Gross profit, as a percentage of sales, improved 150 basis points to 26.6 percent compared to 25.1 percent for 2009. The increase in gross profit dollars and the 150 basis points increase in the gross profit margin percentage in 2010 resulted primarily from higher volume, continued product cost reduction efforts, higher selling prices and beneficial currency movements. These increases were partially offset by manufacturing realignment costs as well as higher sales promotion costs.

Operating Expenses:

The following table reflects our operating expenses in dollars and as a percentage of sales for the 2011, 2010 and 2009 periods:

	For the Year Ended December 31,
($ in millions)	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Selling and marketing	$178.7	$142.4	25%	$111.1	28%
Research and development	105.6	84.9	24%	63.0	35%
General and administrative	130.4	99.0	32%	71.2	39%

Total operating expenses	$414.7	$326.3	27%	$245.3	33%

Percentage of sales	15.6%	16.4%	-80 basis points	15.7%	+70 basis points

Operating expenses for 2011 increased 27 percent to $414.7 million compared to $326.3 million for 2010. Operating expenses as a percentage of sales decreased 80 basis points to 15.6 percent compared to 16.4 percent in 2010. Operating expenses in absolute dollars for 2011 increased primarily due to an increase in performance-based incentive compensation plan expenses over 2010 driven by the higher profitability for 2011 and the higher stock price, which reflects our pay for performance compensation philosophy. In addition, incremental investments made in global market expansion and new product development initiatives and acquisitions made in 2011 contributed to the increase in operating expenses in 2011. Operating expenses as a percentage of sales decreased in 2011 compared to 2010 due to leverage achieved from the increased sales volume during the year. Operating expenses for 2010 increased 33 percent to $326.3 million compared to $245.3 million for 2009. Operating expenses as a percentage of sales increased 70 basis points to 16.4 percent compared to 15.7 percent in 2009. Operating expenses in absolute dollars and as a percentage of sales for 2010 increased primarily due to an increase in performance-based incentive compensation plan expenses over 2009 driven by the higher profitability for 2010 and the higher stock price, which reflects our pay for performance compensation philosophy and incremental investments made in global market expansion and new product development initiatives.

Income from Financial Services:

The following table reflects our income from financial services for the 2011, 2010 and 2009 periods:

	For the Year Ended December 31,
($ in millions)	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Equity in earnings of Polaris Acceptance	$4.4	$4.6	-4%	$4.0	15%
Income from Securitization Facility	7.7	8.0	-4%	9.6	-17%
Income from HSBC, Sheffield and GE Bank retail credit agreements	9.1	2.4	279%	1.1	118%
Income from other financial services activities	2.9	1.9	53%	2.4	-21%

Total income from financial services	$24.1	$16.9	43%	$17.1	-1%

Income from financial services increased 43 percent to $24.1 million in 2011 compared to $16.9 million in 2010. The increase was primarily due to increased profitability generated from the recently extended retail credit arrangements with GE, HSBC and Sheffield and a 30 percent increase in the retail credit volume. Income from financial services decreased one percent to $16.9 million in 2010 compared to $17.1 million in 2009. This decrease was due to lower wholesale financing income resulting from lower dealer inventories, which was somewhat offset by higher retail credit income.

Interest Expense:

Interest expense increased to $4.0 million in 2011 compared to $2.7 million in 2010. This increase is due to higher interest rates on the long-term senior notes issued in May 2011. Interest expense decreased to $2.7 million in 2010 compared to $4.1 million in 2009. This decrease was due to lower interest rates on our bank borrowings during the 2010 period and lower average borrowings outstanding in 2010 compared to 2009.

(Gain) Loss on Securities Available for Sale:

The net gain of $0.8 million in 2010 on securities available for sale resulted from a $1.6 million gain on the sale of our remaining investment in KTM during the 2010 third quarter offset by a related non-cash impairment charge of $0.8 million during the 2010 second quarter. In the first quarter 2009, we recorded a non-cash impairment charge on securities held for sale of $9.0 million from the decline in the fair value of the KTM shares owned by us as of March 31, 2009, when it was determined that the decline in the fair value of the KTM shares owned by us was other than temporary.

Other Expense (Income), Net:

Non-operating other expense (income) was $0.7 million of income, $0.3 million of expense, and $0.7 million of expense for 2011, 2010 and 2009, respectively. The changes primarily relate to fluctuations of the U.S. dollar and the resulting effects on currency hedging activities and foreign currency transactions and balance sheet positions.

Provision for Income Taxes:

The income tax provision rate was similar for 2011, 2010 and 2009 and reflected an effective rate of 34.3, 32.7, and 33.2 percent of pretax income, respectively.

Reported Net Income:

The following table reflects our reported net income for the 2011, 2010 and 2009 periods:

	For the Year Ended December 31,
($ in millions except per share data)	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Net Income	$227.6	$147.1	55%	$101.0	46%

Diluted net income per share	$3.20	$2.14	50%	$1.53	40%

Weighted Average Shares Outstanding:

The weighted average diluted shares outstanding for 2011, 2010 and 2009 were 71.1 million, 68.8 million and 66.1 million shares, respectively. The increase in weighted average diluted shares outstanding for 2011 compared to 2010 is due to the issuance of shares under employee compensation plans, and the higher dilutive effect of stock options outstanding due to a higher stock price in 2011. The increase in the average diluted shares outstanding for 2010 compared to 2009 is due to no open market share repurchases under our stock repurchase program, the issuance of shares under employee compensation plans, and the higher dilutive effect of stock options outstanding due to a higher stock price in 2010.

Critical Accounting Policies

The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, dealer holdback programs, share-based employee compensation, product warranties and product liability.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer, distributor or other customers. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. We have not historically recorded any significant sales return allowances because it has not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.

Sales promotions and incentives: We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2011 and 2010, accrued sales promotions and incentives were $81.2 million and $75.5 million, respectively, resulting primarily from an increase in the volume of units sold. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.

Dealer holdback programs: Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $76.5 million and $79.7 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Share-based employee compensation: We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance sensitive share-based awards, specifically long-term compensation grants of Long Term Incentive Plan units and restricted stock. Changes in the estimated rate of achievement and fluctuation in the market based stock price can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level and fluctuation in the market based stock price is recognized in the period that the likelihood factor and stock price changes. If adjustments in the estimated rate of achievement and fluctuation in the market based stock price are made, they would be reflected in our gross margin and operating expenses.

Product warranties: We provide a limited warranty for ORVs for a period of six months and for a period of one year for our snowmobiles and motorcycles and two years for SEVs. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2011 and 2010, the accrued warranty liability was $44.4 million and $32.7 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability: We are subject to product liability claims in the normal course of business. We self-insure our product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2011 and 2010, we had accruals of $16.9 million and

$13.5 million, respectively, for the probable payment of pending claims related to product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

New Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New Accounting Pronouncements.”

Liquidity and Capital Resources

Our primary sources of funds have been cash provided by operating activities and borrowings under our credit arrangements. Our primary use of funds has been for repayments under our credit arrangements, repurchase and retirement of common stock, capital investments, cash dividends to shareholders and new product development.

The following chart summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31
($ in millions):	2011	2010	Change
Total cash provided by (used for):
Operating activities	$302.5	$297.6	$4.9
Investment activities	(141.1)	(42.1)	(99.0)
Financing activities	(227.5)	(1.8)	(225.7)
Effect of exchange rate changes on cash balances	(2.5)	—	(2.5)

Increase (decrease) in cash and cash equivalents	$(68.6)	$253.7	$(322.3)

Operating activities:

For the year ended December 31, 2011, we generated net cash from operating activities of $302.5 million compared to net cash from operating activities of $297.6 million in the same period of 2010, an increase of 2 percent. The $4.9 million increase in net cash provided by operating activities for the year ended 2011 compared to the same period in 2010 is primarily due to a $80.4 million increase in net income largely offset by $65.0 million higher net investment in working capital. This higher working capital resulted primarily from higher investment in accounts receivable and income taxes receivable totaling $32.6 million and lower cash provided from accrued expenses totaling $26.7 million.

Investing activities:

Net cash used for investing activities was $141.1 million for 2011 compared to cash used totaling $42.1 million for 2010. The primary use of cash in 2011 and 2010 was the investment in property and equipment of $84.5 million and $55.7 million, respectively. Additionally, during 2011, cash was used to complete a number of acquisitions totaling $51.9 million.

Financing activities:

Net cash used for financing activities was $227.5 million for 2011 compared to $1.8 million in 2010. In 2011, we used cash for financing activities to pay cash dividends of $61.6 million and repurchase shares of common stock for $132.4 million and a net repayment of debt totaling $102.3 million, offset by proceeds from stock issuances under employee plans of $45.7 million. In 2010, we used cash for financing activities to pay cash dividends of $53.0 million and repurchase shares of common stock for $27.5 million, offset by proceeds from stock issuance under employee plans of $68.1 million.

In August 2011, Polaris entered into a new $350 million unsecured revolving loan facility. The new bank agreement expires in August 2016. There were no borrowings under this new facility as of December 31, 2011. Prior to August 2011, Polaris was a party to an unsecured bank agreement comprised of a $250 million revolving loan facility for working capital needs. As part of the previous bank agreement, the Company had a $200 million term loan which was paid off in its entirety in May 2011 with issuance of the Senior Notes described below and $100 million of cash on hand. In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. Polaris was in compliance with all debt covenants as of December 31, 2011.

We previously had interest rate swap agreements to manage exposures to fluctuations in interest rates. Each of these interest swaps was designated as and met the criteria of cash flow hedges. The swaps expired in April 2011.

We entered into and settled an interest rate lock contract in November 2010 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $0.3 million gain, net of deferred taxes of $0.1 million, which will be amortized into income over the life of the related debt.

The following table summarizes our significant future contractual obligations at December 31, 2011:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Senior Notes	$100.0	—	—	—	$100.00
Interest expense senior notes	38.2	$4.4	$8.8	$8.8	16.2
Capital leases	7.3	2.7	3.6	0.9	0.1
Operating leases	36.9	7.2	10.7	7.4	11.6

Total	$182.4	$14.3	$23.1	$17.1	$127.9

Additionally, at December 31, 2011, we had letters of credit outstanding of $4.5 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $7.8 million.

Our Board of Directors authorized the cumulative repurchase of up to 75.0 million shares of our common stock through December 31, 2011. Of that total, approximately 71.4 million shares were repurchased cumulatively from 1996 through December 31, 2011. We paid $132.4 million to repurchase and retire approximately 2.6 million shares during 2011. The share repurchase activity during 2011 had a $0.02 beneficial impact on diluted earnings per share for the year ended December 31, 2011. We have authorization from our Board of Directors to repurchase up to an additional 3.6 million shares of Polaris stock at December 31, 2011, which represents approximately five percent of the total shares currently outstanding.

We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2011 and 2010, was approximately $731.3 million and $667.6 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.

In 1996, one of our wholly-owned subsidiaries entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of GE and, as a result of that merger, TDF’s name was changed to GECDF. Polaris Acceptance provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a Securitization Facility, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2011 and 2010, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $477.6 million and $323.8 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860, (originally issued as SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books. The two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus Securitized Receivables. Our total investment in Polaris Acceptance at December 31, 2011 and 2010 was $42.3 million and $37.2 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase or termination by either party. Substantially all of our United States sales are financed through Polaris Acceptance and the Securitization Facility whereby we receive payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the consolidated statements of Income. At December 31, 2011, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $90.8 million, a 48 percent decrease from $174.0 million at December 31, 2010 as more receivables have been securitized. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2011 was $568.4 million, a 14 percent increase from $497.8 million at December 31, 2010. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC, under which HSBC manages the Polaris private label credit card program under the StarCard label for the financing of Polaris products by consumers. During 2010 Polaris and HSBC extended the term of the agreement to October 2013. During 2011 it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction is expected to close in the second quarter of 2012. At this time we do not expect any change in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One. Our income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

During 2011, consumers financed approximately 34 percent of our vehicles sold in the United States through the combined HSBC revolving retail credit and GE Bank and Sheffield installment retail credit arrangements, while the volume of revolving and installment credit contracts written in calendar year 2011 was $643.9 million, a 30 percent increase from 2010.

Improvements in manufacturing capacity and product development during 2011 included $29.7 million of tooling expenditures for new product development across all product lines. We anticipate that capital expenditures for 2012, including tooling and research and development equipment will be approximately $85.0 million, similar to the capital expenditures made in 2011.

Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the existing $350.0 million line of credit arrangement and the new Master Note Purchase Agreement, will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2012. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2012.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates

Commodity inflation has had an impact on our results of operations in 2011. The changing relationships of the United States dollar to the Canadian dollar, Euro and Japanese yen have also had a material impact from time-to-time.

During 2011, purchases totaling six percent of our cost of sales were from Japanese yen denominated suppliers. The impact of the Japanese yen exchange rate fluctuation on our raw material purchase prices and cost of sales in 2011 had a negative financial impact when compared to 2010. At December 31, 2011, we had no Japanese yen foreign exchange hedging contracts in place. We anticipate that the yen-dollar exchange rate fluctuation will again have a negative impact on cost of sales during 2012 when compared to 2011.

We operate in Canada through a wholly-owned subsidiary. Sales of the Canadian subsidiary comprised 14 percent of our total sales in 2011. From time to time, we utilize foreign exchange hedging contracts to manage our exposure to the Canadian dollar. The United States dollar weakened overall in relation to the Canadian dollar in 2011, which resulted in a net positive financial impact on our sales and gross margins for the full year 2011 when compared to 2010. At December 31, 2011, we had open Canadian dollar foreign exchange hedging contracts in place for approximately 50 percent of our expected exposure through December 31, 2012 with notional amounts totaling $156.9 million with an average exchange rate of approximately 1.01 United States dollar to Canadian dollar. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar exchange rate fluctuation will have approximately neutral impact on sales and gross margins during 2012 when compared to 2011.

We operate in various countries, principally in Europe, through wholly-owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly from our United States operations in transactions denominated in Euros and other foreign currencies. The fluctuation of the United States dollar in relation to the Euro and other currencies has resulted in a neutral impact on gross margins for 2011 when compared to 2010. At December 31, 2011, we had open Swedish Krona, Australian dollar, and Euro foreign exchange contracts in place through December 31, 2012. The open Swedish Krona contracts had notional amounts totaling $6.4 million with an average exchange rate of approximately .15 United States dollar to the Swedish Krona, and the open Australian dollar contracts had notional amounts totaling $10.2 million with an average exchange rate of approximately 1.04 United States dollar to the Australian dollar. The open contracts to purchase Euros had notional amounts totaling $22.9 million with an average exchange rate of approximately 1.38 United States dollar to Euro. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the exchange rates for other foreign currencies, including the Swedish Krona, Australian Dollar, and Euro, will have a negative impact on sales and gross margins for 2012 when compared to 2011.

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

We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience gross margin declines to the extent we are not able to increase selling prices of our products. At December 31, 2011, we had diesel fuel hedging contracts in place to hedge approximately 34 percent of our expected exposure for 2012. These diesel fuel contracts did not meet the criteria for hedge accounting and the resulting unrealized gain as of December 31, 2011 was $0.2 million pretax, which was included in the consolidated statements of income as a component of Cost of sales. We also have aluminum hedging contracts in place to hedge approximately 50 percent of our expected exposure for 2012. These aluminum contracts did not meet the criteria for hedge accounting and the resulting unrealized loss as of December 31, 2011 was $1.5 million pretax, which was included in the consolidated statements of income as a component of Cost of sales.

We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2011 there was no outstanding balance on the revolving loan.

We have been manufacturing our own engines for selected models of snowmobiles since 1995, motorcycles since 1998 and ORVs since 2001 at our Osceola, Wisconsin facility and in our Monterrey facility since 2011. Also, in 1995, we entered into an agreement with Fuji to form Robin. Under the terms of the agreement, we had a 40 percent ownership interest in Robin, which built engines in the United States for recreational and industrial products. Potential advantages to Polaris of having these additional sources of engines include reduced foreign exchange risk, lower shipping costs and less dependence in the future on a single supplier for engines. The Robin facility closed in 2011 as the production volume of engines produced at the facility had declined significantly in recent years. Subsequent to the closing of the Robin facility, Fuji has continued to support the production of these engines for Polaris from its facility in Japan.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

Management’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

-s- Scott W. Wine

Scott W. Wine
Chief Executive Officer

-s- Michael W. Malone

Michael W. Malone
Vice President—Finance and
Chief Financial Officer

February 27, 2012

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Polaris Industries Inc.

We have audited Polaris Industries Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2011 and December 31, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2012

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Shareholders of

Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2012

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$325,336	$393,927
Trade receivables, net	115,302	89,294
Inventories, net	298,042	235,927
Prepaid expenses and other	37,608	21,628
Income taxes receivable	24,723	—
Deferred tax assets	77,665	67,369

Total current assets	878,676	808,145
Property and Equipment:
Land, buildings and improvements	123,771	118,831
Equipment and tooling	524,382	488,562

	648,153	607,393
Less accumulated depreciation	(434,375)	(423,382)

Property and equipment, net	213,778	184,011
Investments in finance affiliate	42,251	37,169
Investments in other affiliates	5,000	1,009
Deferred tax assets	10,601	—
Goodwill and other intangible assets, net	77,718	31,313

Total Assets	$1,228,024	$1,061,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term borrowings under credit agreement	—	$100,000
Current portion of capital lease obligations	$2,653	—
Accounts payable	146,743	113,248
Accrued expenses:
Compensation	187,671	126,781
Warranties	44,355	32,651
Sales promotions and incentives	81,228	75,494
Dealer holdback	76,512	79,688
Other	75,730	53,744
Income taxes payable	639	2,604

Total current liabilities	615,531	584,210
Long term income taxes payable	7,837	5,509
Deferred income taxes	—	937
Capital lease obligations	4,600	—
Long-term debt	100,000	100,000

Total liabilities	727,968	690,656

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,430 and 68,468 shares issued and outstanding	684	685
Additional paid-in capital	165,518	79,239
Retained earnings	321,831	285,169
Accumulated other comprehensive income, net	12,023	5,898

Total shareholders’ equity	500,056	370,991

Total Liabilities and Shareholders’ Equity	$1,228,024	$1,061,647

The accompanying footnotes are an integral part of these consolidated statements.

Shares outstanding, common stock, additional paid-in-capital, retained earnings and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on

September 12, 2011 to shareholders of record on September 2, 2011.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Sales	$2,656,949	$1,991,139	$1,565,887
Cost of sales	1,916,366	1,460,926	1,172,668

Gross profit	740,583	530,213	393,219
Operating expenses:
Selling and marketing	178,725	142,353	111,137
Research and development	105,631	84,940	62,999
General and administrative	130,395	99,055	71,184

Total operating expenses	414,751	326,348	245,320
Income from financial services	24,092	16,856	17,071

Operating income	349,924	220,721	164,970
Non-operating expense (income):
Interest expense	3,987	2,680	4,111
(Gain) loss on securities available for sale	—	(825)	8,952
Other expense (income), net	(689)	325	733

Income before income taxes	346,626	218,541	151,174
Provision for income taxes	119,051	71,403	50,157

Net income	$227,575	$147,138	$101,017

Basic net income per share	$3.31	$2.20	$1.56

Diluted net income per share	$3.20	$2.14	$1.53

Weighted average shares outstanding:
Basic	68,792	66,900	64,798
Diluted	71,057	68,765	66,148

The accompanying footnotes are an integral part of these consolidated statements.

Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on

July 20, 2011, paid on September 12, 2011 to shareholders of record on September 2, 2011.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	64,984	$650	—	$140,234	$(3,857)	$137,027
Employee stock compensation	62	1	10,225			10,226
Proceeds from stock issuances under employee plans	472	4	4,729			4,733
Tax effect of exercise of stock options			(410)			(410)
Cash dividends declared ($0.78 per share)				(50,177)		(50,177)
Repurchase and retirement of common shares	(222)	(2)	(4,554)			(4,556)
Comprehensive income:
Net Income				101,017
Foreign currency translation adjustments, net of tax of $69					115
Reclassification of unrealized loss on available for sale securities to the income statement, net of tax of $2,277					6,675
Unrealized loss on available for sale securities, net of tax benefit of $230					(382)
Unrealized gain on derivative instruments, net of tax of $165					273
Total comprehensive income						107,698

Balance, December 31, 2009	65,296	653	9,990	191,074	2,824	204,541
Employee stock compensation	308	3	18,049			18,052
Proceeds from stock issuances under employee plans	4,066	41	68,064			68,105
Tax effect of exercise of stock options			10,610			10,610
Cash dividends declared ($0.80 per share)				(53,043)		(53,043)
Repurchase and retirement of common shares	(1,202)	(12)	(27,474)			(27,486)
Comprehensive income:
Net Income				147,138
Foreign currency translation adjustments, net of tax of $222					3,131
Unrealized gain on available for sale securities, net of tax benefit of $230					382
Unrealized loss on derivative instruments, net of tax benefit of $256					(439)
Total comprehensive income						150,212

Balance, December 31, 2010	68,468	685	79,239	285,169	5,898	370,991
Employee stock compensation	290	3	20,545			20,548
Proceeds from stock issuances under employee plans	2,280	22	45,632			45,654
Tax effect of exercise of stock options			23,120			23,120
Cash dividends declared ($0.90 per share)				(61,585)		(61,585)
Repurchase and retirement of common shares	(2,608)	(26)	(3,018)	(129,328)		(132,372)
Comprehensive income:
Net Income				227,575
Foreign currency translation adjustments, net of tax benefit of $6,782					2,554
Unrealized gain/(loss) on derivative instruments, net of tax of $2,125					3,571
Total comprehensive income						233,700

Balance, December 31, 2011	68,430	$684	$165,518	$321,831	$12,023	$500,056

The accompanying footnotes are an integral part of these consolidated statements.

Shares outstanding, common stock, additional paid-in-capital, retained earnings and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on

September 12, 2011 to shareholders of record on September 2, 2011.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$227,575	$147,138	$101,017
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on securities available for sale	—	(825)	8,952
Depreciation and amortization	66,390	66,519	64,593
Noncash compensation	20,548	18,052	10,226
Noncash income from financial services	(4,444)	(4,574)	(4,021)
Noncash expense from other affiliates	133	1,376	382
Deferred income taxes	(16,946)	(16,888)	13,573
Tax effect of share-based compensation exercises	(23,120)	(10,610)	410
Changes in current operating items:
Trade receivables	(23,115)	1,111	8,192
Inventories	(49,973)	(56,612)	42,997
Accounts payable	27,232	37,580	(40,329)
Accrued expenses	80,668	107,363	(24,759)
Income taxes payable/receivable	(1,343)	7,033	7,325
Prepaid expenses and others, net	(1,075)	956	4,643

Net cash provided by operating activities	302,530	297,619	193,201

Investing Activities:
Purchase of property and equipment	(84,484)	(55,718)	(43,932)
Investments in finance affiliate	(12,588)	(9,173)	(3,007)
Distributions from finance affiliate	11,950	17,910	17,261
Investment in other affiliates	(5,000)	—	—
Proceeds from sale of investments	876	9,061	—
Acquisition of businesses, net of cash acquired	(51,899)	(4,738)	—

Net cash used for investment activities	(141,145)	(42,118)	(29,678)

Financing Activities:
Borrowings under credit agreement / senior notes	100,000	—	364,000
Repayments under credit agreement	(202,333)	—	(364,000)
Repurchase and retirement of common shares	(132,372)	(27,486)	(4,556)
Cash dividends to shareholders	(61,585)	(53,043)	(50,177)
Tax effect of proceeds from share-based compensation exercises	23,120	10,610	(410)
Proceeds from stock issuances under employee plans	45,654	68,105	4,733

Net cash used for financing activities	(227,516)	(1,814)	(50,410)
Impact of currency exchange rates on cash balances	(2,460)	—	—

Net increase (decrease) in cash and cash equivalents	(68,591)	253,687	113,113
Cash and cash equivalents at beginning of period	393,927	140,240	27,127

Cash and cash equivalents at end of period	$325,336	$393,927	$140,240

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$3,350	$2,813	$3,966

Income taxes paid	$132,088	$81,142	$29,039

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Polaris Industries Inc. (“Polaris” or the “Company”) a Minnesota corporation, and its subsidiaries, are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (“ORV”), Snowmobiles, and On-Road Vehicles, including motorcycles and Small Electric Vehicles. Polaris products, together with related parts, garments and accessories are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, France, the United Kingdom, Australia, Norway, Sweden, Germany, Spain, China, India and Brazil.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations, of which financial services has a significant impact.

During the 2011 third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011. All amounts, including shares and per share information, have been adjusted to give effect to the two-for-one stock split.

The Company evaluates consolidation of entities under Accounting Standards Codification (“ASC”) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2011, 2010 and 2009.

During 2011, the Company completed three acquisitions: Indian Motorcycle Company in April, 2011; Global Electric Motorcars LLC (“GEM”) in June, 2011; and Goupil Industries S.A. (“Goupil”) in November, 2011. The purchase prices totaled approximately $51,899,000, of which approximately $16,482,000 was allocated to goodwill, $31,106,000 to identifiable intangible assets and $4,311,000 to assumed tangible assets, net of liabilities. The Company has included the financial results of these acquisitions in its consolidated results of operations beginning on the acquisition dates in accordance with ASC 805, Business Combinations; however, the impact of these acquisitions, combined, did not have a material impact on Polaris’ consolidated financial position or results of operations.

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

The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge interest rate volatility, foreign currency and commodity transactions. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Non-qualified deferred compensation assets	$3,639	$3,639	—	—
Foreign exchange contracts	3,578	—	$3,578	—
Commodity contracts	(1,337)	—	(1,337)	—

Total	$5,880	$3,639	$2,241	—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Non-qualified deferred compensation assets	$2,124	$2,124	—	—
Interest rate swap agreements	(126)	—	$(126)	—
Foreign exchange contracts	(2,019)	—	(2,019)	—
Commodity contracts	889	—	889	—

Total	$868	$2,124	$(1,256)	—

Investment in finance affiliate: The caption Investment in finance affiliate in the consolidated balance sheets represents Polaris’ 50 percent equity interest in Polaris Acceptance, a partnership agreement between GE Commercial Distribution Finance Corporation (“GECDF”) and one of Polaris’ wholly-owned subsidiaries. Polaris Acceptance provides floor plan financing to Polaris dealers in the United States. Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as investments in finance affiliate in the consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 7 for additional information regarding Polaris’ investment in Polaris Acceptance.

Investment in other affiliates: The caption Investments in other affiliates in the consolidated balance sheets for the period ended December 31, 2011 represents the Company’s October 2011 investment in Brammo, Inc., a privately held manufacturer of electric motorcycles. This investment represents a minority interest in Brammo and is accounted for under the cost method. The amount recorded as of December 31, 2010 represents the Company’s 40 percent equity ownership in Robin Manufacturing, U.S.A. (“Robin”), which assembled engines in the United States for recreational and industrial products. The Robin operations were closed during 2011 as the production volumes of engines made by Robin had declined significantly in recent years.

(Gain) Loss on Securities Available for Sale: The net gain of $825,000 in 2010 on securities available for sale resulted from a $1,594,000 gain on the sale of our remaining investment in KTM during the 2010 third quarter offset by a related non-cash impairment charge of $769,000 during the 2010 second quarter. In the first quarter 2009, we recorded a non-cash impairment charge on securities held for sales of $8,952,000 from the decline in the fair value of the KTM shares owned by Polaris as of March 31, 2009, when it was determined that the decline in the fair value of the KTM shares owned by the Company was other than temporary.

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

Cash equivalents: Polaris considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Such investments consist principally of money market mutual funds.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2011	2010
Raw materials and purchased components	$61,296	$35,580
Service parts, garments and accessories	77,437	60,813
Finished goods	175,252	155,744
Less: reserves	(15,943)	(16,210)

Inventories	$298,042	$235,927

Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

Goodwill and other intangible assets: ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with Topic 350, the Company completed an impairment analysis as of December 31, 2011 and 2010. Refer to Note 4 for additional information regarding Goodwill and other intangible assets.

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2011, 2010, and 2009, Polaris incurred $105,631,000, $84,940,000, and $62,999,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2011, 2010, and 2009, Polaris incurred $48,877,000, $40,833,000 and $37,433,000, respectively.

Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

Product warranties: Polaris provides a limited warranty for its ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles and a two year period for SEVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given year include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$32,651	$25,520	$28,631
Additions to warranty reserve through acquisitions	2,727	—	—
Additions charged to expense	46,217	43,721	40,977
Warranty claims paid	(37,240)	(36,590)	(44,088)

Balance at end of year	$44,355	$32,651	$25,520

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $81,228,000 and $75,494,000 related to various sales promotions and incentive programs as of December 31, 2011 and 2010, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $76,512,000 and $79,688,000, for dealer holdback programs in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Foreign currency translation: The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our Consolidated statements of income. The net Accumulated other comprehensive income related to translation gains and losses was a net gain of $9,545,000 and $6,991,000 at December 31, 2011 and 2010, respectively.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor or other customers. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 7), have not been material. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.

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

The Company estimates the likelihood and the rate of achievement for performance sensitive share-based awards, specifically long-term compensation grants of Long Term Incentive Plan and restricted stock. Changes in the estimated rate of achievement and fluctuation in the market based stock price can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level and fluctuation in the market based stock price is recognized in the period that the likelihood factor and stock price changes. If adjustments in the estimated rate of achievement and fluctuation in the market based stock price are made, they would be reflected in our gross margin and operating expenses.

Accounting for derivative instruments and hedging activities: ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The net unrealized gain of the derivative instruments of $2,241,000 at December 31, 2011 and the net unrealized loss of $1,256,000 at December 31, 2010 were recorded in the accompanying balance sheets as other current assets or other current liabilities. Polaris’ derivative instruments consist of foreign exchange and commodity contracts discussed below. The after tax unrealized gains of $2,478,000 and losses of $1,093,000 as of December 31, 2011 and 2010, respectively, were recorded as components of Accumulated other comprehensive income. The Company’s diesel fuel and aluminum contracts in 2011 and 2010 did not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in Cost of sales. The unrealized gains for the diesel fuel contracts for 2011 and 2010 totaled $160,000 and $282,000, respectively, pretax, and the unrealized losses for the aluminum contracts for 2011 and gains for 2010 totaled $1,497,000 and $607,000, respectively, pretax. Refer to Note 10 for additional information regarding Derivative Instruments and Hedging Activities.

Interest rate swap agreements: At December 31, 2011, Polaris did not have any outstanding interest rate swaps.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Swedish Krona, and Australian dollar contracts at settlement are recorded in Non-operating other expense (income). Gains and losses on the Japanese yen and Euro contracts at settlement are recorded in Cost of sales. Unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The fair value of the foreign exchange contracts was a net asset of $3,578,000 as of December 31, 2011 and a net liability of $2,019,000 as of December 31, 2010.

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2011 and 2010, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. These contracts did not meet the criteria for hedge accounting and the resulting unrealized gains and losses are recorded in the consolidated statement of income as a component of Cost of sales. The fair value of the commodity derivative contracts was a net liability of $1,337,000 as of December 31, 2011 and a net asset of $889,000 as of December 31, 2010.

Comprehensive income: Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, and unrealized gains or losses on securities held for sale, net of tax. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

New accounting pronouncements: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The ASU amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of shareholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. This ASUs is effective for the Company in the first quarter of 2012 and retrospective application will be required. This ASU will change the Company’s financial statement presentation of comprehensive income, but will not impact net income, financial position, or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This standard simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU is effective for the Company in the first quarter of 2012. The Company does not expect adoption to have an impact on its consolidated financial statements.

Note 2. Share-Based Employee Compensation

Share-based plans: Polaris maintains an Omnibus Incentive Plan (“Omnibus Plan”) under which the Company grants long-term equity-based incentives and rewards for the benefit of its employees, directors and consultants, which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option

Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan (“Broad Based Plan”), the Restricted Stock Plan (“Restricted Plan”) and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and, collectively with the Option Plan, Restricted Plan and Broad Based Plan, the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 13,500,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares cancelled or forfeited under the Prior Plans.

Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, the Company has granted a total of 106,000 deferred stock units to its non-employee directors under the Omnibus Plan since 2007 (16,000, 20,000 and 32,000 in 2011, 2010 and 2009, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

Under the Option Plan, incentive and nonqualified stock options for a maximum of 16,400,000 shares of common stock could be issued to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.

Under the Broad Based Plan, incentive stock options for a maximum of 1,400,000 shares of common stock could be issued to substantially all Polaris employees. Options with respect to 1,350,800 shares of common stock were granted under this plan during 1999 at an exercise price of $7.89 and of the options initially granted under the Broad Based Plan, an aggregate of 1,036,800 vested in March 2002. This plan and any outstanding options expired in 2009.

Under the Restricted Plan, a maximum of 4,700,000 shares of common stock could be awarded as an incentive to certain employees with no cash payments required from the recipient. The majority of the outstanding awards contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

Under the Director Stock Option Plan, nonqualified stock options for a maximum of 400,000 shares of common stock could be issued to non-employee directors. Each non-employee director as of the date of the annual shareholders meetings through 2006 was granted an option to purchase 8,000 shares of common stock at a price per share equal to the fair market value as of the date of grant. Options became exercisable as of the date of the next annual shareholders meeting following the date of grant and must be exercised no later than 10 years from the date of grant.

Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees receive annual grants of common stock equivalents and may also elect to receive additional common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 248,900 equivalents have been earned and an additional 200,400 shares have been issued to retired directors as of December 31, 2011. As of December 31, 2011 and 2010, Polaris’ liability under the plan totaled $13,933,000 and $8,992,000, respectively.

Polaris maintains a Long Term Incentive Plan under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. The awards are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle, participants have the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2011 and 2010, Polaris’ liability under the plan totaled $93,765,000 and $49,745,000, respectively.

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

Total share-based compensation expenses were as follows:

	For the Year Ended December 31,
(In thousands)	2011	2010	2009
Option plan	$9,948	$6,132	$4,653
Other share-based awards	63,872	52,807	12,354

Total share-based compensation before tax	73,820	58,939	17,007
Tax benefit	27,929	23,039	6,620

Total share-based compensation expense included in Net income	$45,891	$35,900	$10,387

These share-based compensation expenses are reflected in Cost of sales and Operating expenses in the accompanying consolidated statements of income. For purposes of determining the estimated fair value of option awards on the date of grant under ASC Topic 718, Polaris has used the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

At December 31, 2011, there was $35,567,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.80 years. Included in unrecognized share-based compensation is approximately $28,997,000 related to stock options and $6,570,000 for restricted stock.

General stock option and restricted stock information: The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2011, 2010 and 2009:

	Option Plan		Omnibus Plan		Broad Based Plan		Director Stock Option Plan
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2008	6,811,698	$18.71	1,551,800	$20.70	73,600	$7.89	176,000	$23.03

Granted	—	—	1,334,000	12.58	—	—	—	—
Exercised	(331,652)	9.67	—	—	(67,998)	7.89	—	—
Forfeited	(40,800)	22.39	(48,000)	20.09	(5,602)	7.89	—	—

Balance as of December 31, 2009	6,439,246	$19.15	2,837,800	$16.89	—	—	176,000	$23.03

Granted	—	—	1,615,812	26.81	—	—	—	—
Exercised	(3,951,986)	16.50	(6,000)	24.25	—	—	(72,000)	$24.65
Forfeited	(13,500)	21.49	(138,800)	18.79	—	—	—	—

Balance as of December 31, 2010	2,473,760	$23.36	4,308,812	$20.54	—	—	104,000	$21.91

Granted	—	—	1,276,500	50.52	—	—	—	—
Exercised	(1,373,414)	21.98	(865,875)	16.30	—	—	(16,000)	$18.14
Forfeited	(1,800)	24.27	(36,700)	26.38	—	—	(8,000)	$13.35

Balance as of December 31, 2011	1,098,546	$25.08	4,682,737	$29.45	—	—	80,000	$23.52

Vested or expected to vest as of December 31, 2011	1,098,546	$25.08	4,480,067	$29.10	—	—	80,000	$23.52

Options exercisable as of December 31, 2011	1,098,546	$25.08	819,725	$18.26	—	—	80,000	$23.52

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price
$9.90 to $14.25	613,158	6.25	$10.77	246,158	$12.00
$14.26 to $21.51	592,625	6.83	$16.79	326,925	$17.87
$21.52 to $22.33	976,390	7.06	$22.15	329,838	$21.82
$22.34 to $23.21	614,000	6.14	$22.57	224,000	$22.53
$23.22 to $29.73	845,350	4.21	$26.11	801,350	$26.11
$29.74 to $29.98	839,860	8.71	$29.98	—	—
$29.99 to $38.46	623,400	8.42	$37.77	70,000	$34.80
$38.47 to $64.41	756,500	9.80	$58.82	—	—

The weighted average remaining contractual life of outstanding options was 7.18 years as of December 31, 2011.

The following assumptions were used to estimate the weighted average fair value of options of $18.44, $9.30, and $2.95 granted during the years ended December 31, 2011, 2010, and 2009, respectively:

	For the Year Ended December 31,
	2011	2010	2009
Weighted-average volatility	49%	48%	42%
Expected dividend yield	1.9%	3.0%	6.6%
Expected term (in years)	4.7	5.1	5.7
Weighted average risk free interest rate	1.4%	2.5%	2.2%

The total intrinsic value of options exercised during the year ended December 31, 2011 was $77,736,000. The total intrinsic value of options outstanding and exercisable at December 31, 2011, 2010, and 2009 was $67,466,000, $40,795,000, and $25,962,000, respectively. The total intrinsic value at each of December 31, 2011, 2010 and 2009 is based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2011:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2010	256,908	$21.44

Granted	175,340	$42.54
Vested	(8,000)	$25.42
Canceled/Forfeited	—	—

Balance as of December 31, 2011	424,248	$30.09

Expected to vest as of December 31, 2011	424,248	$30.09

The total intrinsic value of restricted stock expected to vest as of December 31, 2011 was $23,749,000. The total intrinsic value at December 31, 2011 is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2011, 2010, and 2009 were $42.54, $28.95, and $17.84, respectively.

Employee Savings Plans

Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”) under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Shares vest immediately and require no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $7,011,000, $8,123,000 and $0, in 2011, 2010 and 2009, respectively. As of December 31, 2011 there were 4,659,000 shares vested in the plan.

Polaris sponsors a 401(k) retirement savings plan under which eligible United States employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. Matching contributions were $8,456,000, $7,073,000, and $6,827,000, in 2011, 2010 and 2009, respectively.

Note 3. Financing

Bank financing: In August 2011, Polaris entered into a new $350,000,000 unsecured revolving loan facility. The new bank agreement expires in August 2016. Interest is charged at rates based on LIBOR or “prime.” The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2011. There were no borrowings under this revolving loan facility at December 31, 2011. Prior to August 2011, Polaris was a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs. As part of the previous bank agreement, the Company had a $200,000,000 term loan outstanding at December 31, 2010, which was paid off in its entirety in May 2011 with the issuance of the Senior Notes described below and $100,000,000 of cash on hand.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured senior notes due May 2018 and $75,000,000 of 4.60 percent unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011.

The Company entered into and settled an interest rate lock contract in November 2009 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $251,000 gain, net of deferred taxes of $149,000, which will be amortized into income over the life of the related debt.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2011	2010	2009
Total borrowings at December 31,	$100,000	$200,000	$200,000
Average outstanding borrowings during year	$133,800	$200,000	$268,100
Maximum outstanding borrowings during year	$200,000	$200,000	$345,000
Interest rate at December 31	4.40%	0.65%	0.79%

The carrying amounts of the Company’s long-term debt approximates its fair vale as December 31, 2011 and 2010.

Capital Leases: With the acquisition of Goupil in late 2011, the Company assumed capital lease obligations related to certain lease agreements entered into by Goupil. These transactions are classified as capital lease obligations and recorded at fair value. As of December 31, 2011 the Company’s capital lease obligations totaled $7,253,000, which includes $2,653,000 classified as a current liability.

Letters of credit: At December 31, 2011, Polaris had open letters of credit totaling approximately $4,496,000. The amounts outstanding are reduced as inventory purchases pertaining to the contracts are received.

Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 7), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2011, was approximately $731,319,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to Sales in the accompanying consolidated statements of income.

Note 4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets: ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed analyses as of December 31,

2011 and 2010. The results of the analyses indicated that no goodwill or intangible impairment existed. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis. Goodwill and other intangible assets, net, consist of $44,668,000 and $28,354,000 of goodwill and $33,050,000 and $2,959,000 of intangible assets, net of accumulated amortization, for the periods ended December 31, 2011 and December 31, 2010, respectively.

Additions to goodwill and other intangible assets in 2011 relate to the acquisition of Indian Motorcycle Company, GEM and Goupil during 2011. Goodwill associated with these acquisitions is tax deductible. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate. The aggregate Goupil purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As of December 31, 2011, this allocation for Goupil remains preliminary related to income taxes and capitalized leases.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance as of beginning of year	$28,354	$25,869
Goodwill acquired during the year	16,482	1,985
Currency translation effect on foreign goodwill balances	(168)	500

Balance as of end of year	$44,668	$28,354

For other intangible assets the changes in the net carrying amount for the years December 31, 2011 and 2010 were as follows (in thousands):

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$3,147	$(188)	—	—
Intangible assets acquired during the period	31,106	—	$3,001	—
Amortization expense	—	(1,018)	—	$(188)
Foreign currency translation effect on balances	3	—	146	—

Other intangible assets, ending	$34,256	$(1,206)	$3,147	$(188)

The components of other intangible assets were as follows (dollars in thousands):

December 31, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$240	$(24)	$216
Dealer/customer related	7	8,013	(366)	7,647
Developed technology	7	8,625	(816)	7,809

Total amortizable		16,878	(1,206)	15,672

Non-amortizable—brand/trade names		17,378	—	17,378

Total other intangible assets, net		$34,256	$(1,206)	$33,050

December 31, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7	$3,147	$(188)	$2,959

Total other intangible assets, net		$3,147	$(188)	$2,959

Amortization expense for intangible assets during 2011 and 2010 was $1,018,000 and $188,000, respectively. Estimated amortization expense for 2012 to 2016 is as follows: 2012, $2,393,000; 2013, $2,393,000; 2014, $2,393,000; 2015, $2,393,000; 2016, $2,369,000; and after 2016, $3,731,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Income Taxes

Polaris’ Income before income taxes was generated from its United States and foreign operations as follows:

	For the Years Ended December 31,
(In thousands):	2011	2010	2009
United States	$329,060	$210,155	$143,483
Foreign	17,566	8,386	7,691

Income before income taxes	$346,626	$218,541	$151,174

Components of Polaris’ Provision for income taxes are as follows:

	For the Years Ended December 31,
(In thousands):	2011	2010	2009
Current:
Federal	$113,406	$73,597	$27,104
State	10,629	7,381	3,723
Foreign	6,374	6,783	5,757
Deferred	(11,358)	(16,358)	13,573

Total	$119,051	$71,403	$50,157

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.8	2.3
Domestic manufacturing deduction	(1.9)	(1.8)	(1.1)
Research tax credit	(0.8)	(1.2)	(1.2)
Valuation allowance for foreign subsidiaries net operating losses	0.5	0.4	—
Other permanent differences	(0.3)	(1.5)	(1.8)

Effective income tax rate	34.3%	32.7%	33.2%

Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $44,643,000 and $38,749,000 at December 31, 2011 and 2010, respectively, are considered to be permanently reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. If the Company were to distribute these earnings it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits reflecting the amounts paid to non-U.S. taxing authorities) and withholding taxes payable to the non-U.S. countries. Determination of the unrecognized deferred U.S. income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2011	2010
Current deferred income taxes:
Inventories	$5,968	$6,618
Accrued expenses	73,171	60,100
Derivative instruments	(1,474)	651

Total current	77,665	67,369

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	2,139	(1,973)
Property and equipment	(21,296)	(20,786)
Compensation payable in common stock	31,274	30,119
Net unrealized gains in other comprehensive income	(1,516)	(8,297)

Total noncurrent	10,601	(937)

Total	$88,266	$66,432

Polaris had liabilities recorded related to unrecognized tax benefits totaling $7,837,000 and $5,509,000 at December 31, 2011 and 2010, respectively. The liabilities were classified as Long term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the Provision for income taxes on the consolidated statements of income. Polaris had reserves related to potential interest of $496,000 and $331,000 recorded as a component of Long term income taxes payable at December 31, 2011 and 2010, respectively. The entire balance of unrecognized tax benefits at December 31, 2011, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2006 through 2010 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
(In thousands):	2011	2010
Balance at January 1,	$5,509	$4,988
Gross increases for tax positions of prior years	483	1,259
Gross decreases for tax positions of prior years	—	—
Gross increases for tax positions of current year	1,956	1,345
Decreases due to settlements	—	—
Decreases for lapse of statute of limitations	(111)	(2,083)

Balance at December 31,	$7,837	$5,509

Note 6. Shareholders’ Equity

Stock repurchase program: The Polaris Board of Directors authorized the cumulative repurchase of up to 75,000,000 shares of the Company’s common stock. As of December 31, 2011, 3,629,000 shares remain available for repurchases under the Board’s authorization. During 2011 Polaris paid $132,372,000 to repurchase and retire approximately 2,608,000 shares. During 2010 Polaris paid $27,486,000 to repurchase and retire approximately 1,202,000 shares and in 2009 Polaris paid $4,556,000 to repurchase and retire approximately 222,000 shares.

Shareholder rights plan: During 2000, the Polaris Board of Directors adopted a shareholder rights plan. Under the plan, a dividend of preferred stock purchase rights will become exercisable if a person or group should acquire 15 percent or more of the Company’s stock. The dividend will consist of one purchase right for each outstanding share of the Company’s common stock held by shareholders of record on June 1, 2000. The shareholder rights plan was amended and restated in April 2010. The amended and restated rights agreement extended the final expiration date of the rights from May 2010 to April 2020, expanded the definition of “Beneficial Owner” to include certain derivative securities relating to the common stock of the Company and increased the purchase price for the rights from $75 to $125 per share. The Board of Directors may redeem the rights earlier for $0.01 per right.

Accumulated other comprehensive income: Accumulated other comprehensive income consisted of $9,545,000 and $6,991,000 of unrealized currency translation gains (net of tax of $1,516,000 and $8,298,000) as of December 31, 2011 and 2010, respectively, and unrealized gains of $2,478,000 and unrealized losses of $1,093,000 (net of tax liability of $1,474,000 and tax benefit of $650,000) related to derivative instruments as of December 31, 2011 and 2010, respectively.

Changes in the Accumulated other comprehensive income (loss) balances is as follows (in thousands):

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Net Gains (Losses) on Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$6,991	—	$(1,093)	$5,898
Reclassification to the income statement	—	—	(959)	(959)
Change in fair value	2,554	—	4,530	7,084

Balance at December 31, 2011	$9,545	—	$2,478	$12,023

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

	2011	2010	2009
Weighted average number of common shares outstanding	68,315	66,318	64,490
Director Plan and Deferred stock units	342	326	308
ESOP	135	256	—

Common shares outstanding—basic	68,792	66,900	64,798

Dilutive effect of Restricted Plan and Omnibus Plan	165	132	530
Dilutive effect of Option Plan and Omnibus Plan	2,100	1,733	820

Common and potential common shares outstanding—diluted	71,057	68,765	66,148

During 2011, 2010 and 2009, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 131,000, 788,000, and 3,344,000, respectively.

Stock Purchase Plan: Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 95 percent of the average market price each month. As of December 31, 2011, approximately 1,198,000 shares had been purchased under the Purchase Plan.

Note 7. Financial Services Arrangements

In 1996, one of Polaris’ wholly-owned subsidiaries entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (“TDF”) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GECDF. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to the securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to a Securitization Facility from time to time on an ongoing basis. At December 31, 2011 and 2010, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $477,604,000 and $323,790,000, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. Polaris has not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books. The two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2011and 2010, was $42,251,000 and $37,169,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ United States sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2011, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $568,392,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2011, the potential 15 percent aggregate repurchase obligation was approximately $91,693,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $1,618,000 and $29,000 at December 31, 2011 and 2010, respectively. Polaris’ exposure to losses with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2011 of $42,251,000 is accounted for under the equity method, and is recorded as Investments in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying statements of income.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Revenues	$13,018	$12,459	$12,559
Interest and operating expenses	4,131	3,311	4,517

Net income	$8,887	$9,148	$8,042

	As of December 31,
	2011	2010
Finance receivables, net	$90,788	$174,040
Other assets	73	67

Total Assets	$90,861	$174,107

Notes payable/(receivable)	$(2,435)	$92,863
Other liabilities	8,794	6,980
Partners’ capital	84,502	74,264

Total Liabilities and Partners’ Capital	$90,861	$174,107

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC is continuing to manage the Polaris private label credit card program under the StarCard label to provide financing for Polaris products. During 2010, Polaris and HSBC extended the term of the agreement on similar terms to October 2013. During 2011 it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction is expected to close in the second quarter of 2012. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. In November 2010, the Company extended its installment credit agreement to March 2016 under which GE Bank will provide exclusive installment credit lending for Victory motorcycles. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Equity in earnings of Polaris Acceptance	$4,444	$4,574	$4,021
Income from Securitization Facility	7,686	8,027	9,559
Income from HSBC, GE Bank and Sheffield retail credit agreements	9,056	2,422	1,090
Income from other financial services activities	2,906	1,833	2,401

Total income from financial services	$24,092	$16,856	$17,071

Note 8. Investment in Other Affiliates

The caption Investments in Other Affiliates in the consolidated balance sheets for the period ended December 31, 2011 represents the Company’s investment in Brammo, Inc., a privately held manufacturer of electric motorcycles made in October 2011. This $5,000,000 investment represents a minority interest in Brammo and is accounted for under the cost method. The amount recorded as of December 31, 2010 represents the Company’s 40 percent ownership in Robin Manufacturing, U.S.A. (“Robin”), which assembled engines in the United States for recreational and industrial products. The Robin operations were closed during third quarter 2011 as the production volumes of engines made by Robin had declined significantly in recent years. Polaris received the return of its remaining equity investment in Robin during the fourth quarter 2011 as Robin was liquidated.

Note 9. Commitments and Contingencies

Product liability: Polaris is subject to product liability claims in the normal course of business. Polaris is currently self-insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2011, the Company had an accrual of $16,861,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. The Company is party to a lawsuit which the Plaintiff alleges that she was injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. Management believes the claim to be without merit and intends to defend vigorously against the action, but there can be no assurances that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s financial condition. Management is unable to estimate the range of reasonably possible loss associated with this claim. The Company discontinued the manufacture of marine products in 2004.

Litigation: Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $9,184,000, $5,553,000 and $4,999,000 for 2011, 2010 and 2009, respectively. With the acquisition of Goupil in late 2011, the Company assumed capital lease obligations related to certain lease agreements entered into by Goupil. These transactions are classified as capital lease obligations and recorded at fair value. Polaris will make payments totaling $7,253,000 over the next six years.

Future minimum annual lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2011, including payments for the Monterrey, Mexico facility operating lease were as follows (in thousands):

Lease Obligations	Capital Leases	Operating Leases
2012	$2,653	$7,184
2013	2,190	5,845
2014	1,444	4,857
2015	701	3,899
2016	222	3,460
Thereafter	43	11,644

Total future minimum lease obligation	$7,253	$36,889

Note 10. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Forward exchange contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany sales. Interest rate swaps are entered into from time to time in order to manage interest rate risk associated with the Company’s variable-rate borrowings. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its United States dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At December 31, 2011, Polaris had open Canadian Dollar contracts with notional amounts totaling United States $156,941,000 and a net unrealized gain of $3,601,000, open contracts to purchase Euros with notional amounts totaling United States $22,948,000 and an unrealized loss of $819,000, open Swedish Krona contracts with notional amounts totaling United States $6,442,000 and an unrealized gain of $437,000, and open Australian Dollar contracts with notional amounts totaling United States $10,243,000 and a net unrealized gain of $359,000. These contracts have maturities through December 2012. The Company had no open Yen foreign currency derivative contracts in place at December 31, 2011.

Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2012 and metric tons of aluminum for 2012. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

The tables below summarize the carrying values of derivative instruments as of December 31, 2011 and 2010 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2011
	Fair Value—Assets	Fair Value—(Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(2)	$4,738	$(1,160)	$3,578

Total derivatives designated as hedging instruments	$4,738	$(1,160)	$3,578

Commodity contracts(2)	$193	$(1,530)	$(1,337)

Total derivatives not designated as hedging instruments	$193	$(1,530)	$(1,337)

Total Derivatives	$4,931	$(2,690)	$2,241

	Carrying Values of Derivative Instruments as of December 31, 2010
	Fair Value—Assets	Fair Value—(Liabilities)	Derivative Net Carrying Value
Derivatives Designated as Hedging Instruments
Interest rate contracts(1)	—	$(126)	$(126)
Foreign exchange contracts(2)	$39	(2,058)	(2,019)

Total derivatives designated as hedging instruments	$39	$(2,184)	$(2,145)

Commodity contracts(2)	$889	—	$889

Total derivatives not designated as hedging instruments	$889	—	$889

Total Derivatives	$928	$(2,184)	$(1,256)

(1)	Included in Other Current Liabilities on the accompanying consolidated balance sheet.
(2)	Assets are included in Prepaid expenses and other and liabilities are included in Other Current Liabilities on the accompanying consolidated balance sheet.

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

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Interest rate contracts	$62	$609
Foreign currency contracts	3,509	(1,048)

Total	$3,571	$(439)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the twelve months ended December 31, (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Interest rate contracts	Interest expense	$(152)	$(1,039)
Foreign currency contracts	Other income, net	(807)	(1,133)
Foreign currency contracts	Cost of sales	—	24

Total		$(959)	$(2,148)

The net amount of the existing gains or losses at December 31, 2011 that is expected to be reclassified into the statement of income within the next 12 months is not expected to be material. The ineffective portion of foreign currency contracts was not material for the twelve months ended December 31, 2011 and 2010.

The Company recognized a loss of $1,295,000 and a gain of $643,000 in Cost of sales on commodity contracts not designated as hedging instruments for the twelve month period ended December 31, 2011 and 2010, respectively.

Note 11. Manufacturing Realignment

In May 2010, the Company announced that it was realigning its manufacturing operations. The realignment will consolidate operations into existing operations in Roseau, Minnesota and Spirit Lake, Iowa as well as establish a new facility in Monterrey, Mexico. As part of the realignment, the Company sold a portion of the Osceola, Wisconsin facility and outsourced certain components previously manufactured by Polaris at Osceola.

The Company expects to record transition charges, including both exit costs and startup costs during the 2010 – 2012 time period. The exit costs pertaining to the manufacturing realignment are expected to total approximately $7,100,000 over that time period. The exit costs are classified within Cost of sales in the consolidated statements of income. A summary of these exit costs follows:

(In thousands)	Total Amount Expected to be Incurred	Amount Incurred During the Twelve Months Ended December 31, 2011	Cumulative Amounts Incurred through December 31, 2011
Termination benefits	$6,000	$980	$5,823
Other associated costs	1,100	368	989

Total Exit Costs	$7,100	$1,348	$6,812

Utilization of components of the accrued exit costs during the year ended December 31, 2011 and 2010 is as follows:

2011 (In thousands)	Balance December 31, 2010	Amount provided for During 2011	Amount Paid During 2011	Balance December 31, 2011
Termination benefits	$4,843	$980	$(3,589)	$2,234
Other associated costs	619	368	(987)	—

Total Exit Costs	$5,462	$1,348	$(4,576)	$2,234

2010 (In thousands)	Balance December 31, 2019	Amount provided for During 2010		Amount Paid During 2010	Balance December 31, 2010
Termination benefits	—		$4,843	—	$4,843
Other associated costs	—		621	$(2)	619

Total Exit Costs	$—	$	,4645	$(2)	$5,462

Note 12. Segment Reporting

Polaris has reviewed ASC Topic 280 and determined that the Company meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single reportable business segment.

The following data relates to Polaris’ foreign operations:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Canadian subsidiary:
Sales	$368,487	$279,309	$239,240
Identifiable assets	18,008	42,936	35,462
Other foreign countries:
Sales	$424,363	$305,864	$252,419
Identifiable assets	252,519	145,528	97,771

Note 13. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the date the consolidated financial statements have been filed. There were no other subsequent events which required recognition or disclosure in the consolidated financial statements.

Note 14. Quarterly Financial Data (unaudited)

	Sales	Gross Profit	Net Income	Diluted Net Income per Share
	(In thousands, except per share data)
2011
First Quarter	$537,198	$151,835	$47,310	$0.67
Second Quarter	607,921	177,604	48,729	0.68
Third Quarter	729,861	206,836	67,637	0.95
Fourth Quarter	781,969	204,308	63,899	0.90

Totals	$2,656,949	$740,583	$227,575	$3.20

2010
First Quarter	$361,708	$94,914	$19,771	$0.29
Second Quarter	430,907	113,084	25,624	0.37
Third Quarter	580,082	150,699	47,221	0.69
Fourth Quarter	618,442	171,516	54,522	0.78

Totals	$1,991,139	$530,213	$147,138	$2.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President—Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President—Finance and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Vice President—Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

The information required under this item concerning our directors will be set forth under the caption Proposal 1—“Election of Directors—Information Concerning Nominees and Directors” in the Company’s 2012 Proxy Statement incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 1, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert

The information required under this item concerning our Audit Committee and identification of our Audit Committee Financial Expert will be set forth under the caption “Corporate Governance—Committees of the Board and Meetings—Audit Committee” in the Company’s 2012 Proxy Statement incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Corporate Governance —Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at 2011

Fiscal Year-End,” “Option Exercises and Stock Vested in 2011,” “Nonqualified Deferred Compensation in 2011,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2012 Proxy Statement incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

Equity compensation plan information

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

We do not have any equity compensation plans outstanding that have not been approved by shareholders.

Summary Table

The following table sets forth certain information as of December 31, 2011, with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column
Equity compensation plans approved by security holders	6,215,849	(1)(2)	$28.55	(3)	9,986,084	(4)
Equity compensation plans not approved by security holders	None		n/a		None

(1)	Includes 5,861,283 shares issuable upon exercise of outstanding stock options, 105,666 shares issuable upon settlement of deferred stock units and accompanying dividend equivalent units issued under the Omnibus Plan to non-employee directors and 248,900 shares issuable upon settlement of common stock equivalents awarded to non-employee directors under the Deferred Compensation Plan for Directors but excludes 424,248 shares of restricted stock issued under the Omnibus Plan.
(2)	The weighted average remaining contractual life of outstanding options was 7.18 years as of December 31, 2011. Unvested stock options and stock appreciation rights do not receive dividend equivalents.
(3)	Reflects the weighted-average exercise price of outstanding options. There is no exercise price for outstanding deferred stock units or common stock equivalents.
(4)	A total of 50,640 shares were available under the Deferred Compensation Plan, a total of 8,133,386 shares were available under the Omnibus Plan (a fungible ratio of three to one will be applied to the Omnibus Plan pool) and a total of 1,802,058 shares were available under the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance—Corporate Governance Guidelines and Independence” and “Certain Relationships and Related Transactions” in the Company’s 2012 Proxy Statement to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2012 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

PART  IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 44 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is included on page 81 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 82 to 85.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 29, 2012, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b) Exhibits

Included in Item 15(a) (3) above.

(c) Financial Statement Schedules

Included in Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 27, 2012.

POLARIS INDUSTRIES INC.

By:	/S/ SCOTT W. WINE
Scott W. Wine
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY R. PALEN	Chairman and Director	February 27, 2012
Gregory R. Palen

/s/ SCOTT W. WINE	Chief Executive Officer and Director	February 27, 2012
Scott W. Wine	(Principal Executive Officer)

/s/ MICHAEL W. MALONE	Vice President — Finance and Chief Financial	February 27, 2012
Michael W. Malone	Officer (Principal Financial and Accounting Officer)

*	Director	February 27, 2012
Robert L. Caulk

*	Director	February 27, 2012
Annette K. Clayton

*	Director	February 27, 2012
Gary E. Hendrickson

*	Director	February 27, 2012
Bernd F. Kessler

*	Director	February 27, 2012
John R. Menard, Jr.

*	Director	February 27, 2012
R. M. Schreck

*	Director	February 27, 2012
William Grant Van Dyke

Signature		Title	Date

*		Director	February 27, 2012
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 27, 2012
(Scott W. Wine Attorney-in-Fact)

*	Scott W. Wine, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INDUSTRIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2009: Deducted from asset accounts—Allowance for doubtful accounts receivable	$6,098	$5,741	—	$(2,246)	$9,593

2010: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9,593	$1,599	—	$(4,823)	$6,369

2011: Deducted from asset accounts—Allowance for doubtful accounts receivable	$6,369	$25	$532	$(2,453)	$4,473

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
2009: Deducted from asset accounts—Allowance for obsolete inventory	$17,216	$6,400	—	$(8,023)	$15,593

2010: Deducted from asset accounts—Allowance for obsolete inventory	$15,593	$5,840	—	$(5,223)	$16,210

2011: Deducted from asset accounts—Allowance for obsolete inventory	$16,210	$4,611	$725	$(5,603)	$15,943

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON

FORM 10-K

For Fiscal Year Ended December 31, 2011

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective October 24, 2011, incorporated by reference to Exhibit 3.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).

.b	Amended and Restated Rights Agreement, dated as of April 29, 2010 by and between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.

.c	Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.

.d	First Amendment to Master Note Purchase Agreement effective as of August 18, 2011, incorporated by reference to Exhibit 4.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.a	Shareholder Agreement with Fuji Heavy Industries LTD., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

.b	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed January 28, 2009.*

.c	Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*

.d	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*

.e	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted to the Chief Executive Officer under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Annex A to Exhibit 10(q) to the Company’s Current Report on Form 8-K, filed February 2, 2005.*

.f	Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*

.g	Polaris Industries Inc. Restricted Stock Plan, as amended and restated effective January 20, 2005, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*

Exhibit Number	Description

.h	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*

.i	Form of Change of Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*

.j	Form of Amendment to the Form of Change in Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*

.k	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, as amended and restated on January 20, 2010, incorporated by reference to Exhibit 10.qq to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

.l	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan Amended and Restated Stock Option Agreement, amended as of January 20, 2010, incorporated by reference to Exhibit 10.rr to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

.m	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective January 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*

.n	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective January 22, 2009 and as further amended effective January 20, 2011, incorporated by reference to Annex B to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.o	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.p	Form of Performance Based Restricted Share Award Agreement for performance based restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

.q	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Single Trigger), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

.r	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Double Trigger), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

.s	Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*

.t	Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit Number	Description

.u	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Nonqualified Stock Option Agreement form (Single Trigger), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

.v	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Nonqualified Stock Option Agreement form (Double Trigger), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

.w	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2011.*

.x	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.y	Form of Performance Restricted Stock Unit Award Agreement under the Polaris Industries Inc. 2007 Omnibus Incentive Plan*

.z	Employment Offer Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*

.aa	Employment Letter Agreement dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.bb	Employment Letter Agreement dated February 18, 2010 by and between the Company and Suresh Krishna.*

.cc	Employment Letter Agreement dated January 12, 2011 by and between the Company and James P. Williams.*

.dd	Employment Letter Agreement dated August 18, 2011 by and between the Company and Matthew J. Homan.*

.ee	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.ff	Form of Severance Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.gg	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.hh	Polaris Industries Inc. Early Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.ii	Polaris Industries Inc. Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.jj	Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit Number	Description
.kk	Polaris Industries Inc. Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.ll	Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.mm	Credit Agreement, dated as of August 18, 2011, by and among the Company, one or more of its foreign subsidiaries designated thereafter as foreign borrowers, the lenders identified therein, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Lead Book Runner, RBC Capital Markets and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, RBC Capital Markets and Wells Fargo Bank National Association, as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Documentation Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 22, 2011.

.nn	First Amendment to the Credit Agreement, dated December 20, 2011, by and among the Company, and any designated Foreign Borrower, the lenders from time to time party to the Credit Agreement, and U.S. Bank National Association, as one of the lenders, lead arranger, lead book runner, and administrative agent for the lenders.

.oo	Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2011 included pursuant to Note 2 to General Instruction G.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan.