Form 10-Q
period 2012-03-31
POLARIS INDUSTRIES INC/MN
filed 2012-05-04
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 26, 2012, 68,681,019 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.

FORM 10-Q

For Quarterly Period Ended March 31, 2012

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$285,889	$325,336
Trade receivables, net	139,626	115,302
Inventories, net	314,042	298,042
Prepaid expenses and other	45,714	37,608
Income taxes receivable	—	24,723
Deferred tax assets	79,666	77,665

Total current assets	864,937	878,676
Property and equipment, net	219,779	213,778
Investment in finance affiliate	44,221	42,251
Investment in other affiliates	5,000	5,000
Deferred tax assets	10,709	10,601
Goodwill and other intangible assets, net	78,187	77,718

Total Assets	$1,222,833	$1,228,024

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital lease obligations	$2,736	$2,653
Accounts payable	182,645	146,743
Accrued expenses:
Compensation	109,395	187,671
Warranties	40,430	44,355
Sales promotions and incentives	84,887	81,228
Dealer holdback	60,407	76,512
Other	79,473	75,730
Income taxes payable	167	639

Total current liabilities	560,140	615,531
Long-term income taxes payable	8,120	7,837
Capital lease obligations	5,314	4,600
Long-term debt	100,000	100,000

Total liabilities	$673,574	$727,968

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,646 and 68,430 shares issued and outstanding	$686	$684
Additional paid-in capital	185,390	165,518
Retained earnings	350,917	321,831
Accumulated other comprehensive income, net	12,266	12,023

Total shareholders’ equity	549,259	500,056

Total Liabilities and Shareholders’ Equity	$1,222,833	$1,228,024

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	For Three Months Ended March 31,
	2012	2011
Sales	$673,750	$537,198
Cost of Sales	478,787	385,363

Gross profit	194,963	151,835
Operating expenses
Selling and marketing	45,133	37,213
Research and development	30,466	22,999
General and administrative	35,000	27,326

Total operating expenses	110,599	87,538
Income from financial services	7,183	5,286

Operating Income	91,547	69,583
Non-operating expense (income):
Interest expense	1,512	511
Other income, net	(2,577)	(3,201)

Income before income taxes	92,612	72,273
Provision for income taxes	32,534	24,963

Net Income	$60,078	$47,310

Basic Net Income per share	$0.88	$0.69

Diluted Net Income per share	$0.85	$0.67

Weighted average shares outstanding:
Basic	68,637	68,537
Diluted	70,825	70,663

Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on September 12, 2011 to shareholders of record on September 2, 2011.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	For Three Months Ended March 31,
	2012	2011
Net Income	$60,078	$47,310
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments, net of tax of $165 and $369	3,664	3,256
Unrealized loss on derivative instruments, net of tax benefit of $1,848 and $1,255	(3,421)	(2,150)

Comprehensive Income	$60,321	$48,416

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$60,078	$47,310
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	16,807	18,782
Noncash compensation	7,066	4,590
Noncash income from financial services	(743)	(1,178)
Deferred income taxes	(2,006)	(1,402)
Tax effect of share-based compensation exercises	(6,484)	(2,452)
Changes in current operating items:
Trade receivables	(23,110)	(30,276)
Inventories	(13,249)	(5,395)
Accounts payable	35,452	18,576
Accrued expenses	(92,236)	(53,035)
Income taxes payable/receivable	31,063	12,359
Prepaid expenses and others, net	(13,300)	(3,095)

Net cash (used for) provided by operating activities	(662)	4,784
Investing Activities:
Purchase of property and equipment	(20,957)	(18,968)
Investment in finance affiliate, net	(1,227)	(170)

Net cash used for investing activities	(22,184)	(19,138)
Financing Activities:
Borrowings under credit agreement/capital lease obligations, net	553	—
Repurchase and retirement of common shares	(5,871)	(30,964)
Cash dividends to shareholders	(25,328)	(15,315)
Tax effect of proceeds from share-based compensation exercises	6,484	2,452
Proceeds from stock issuances under employee plans	6,529	9,005

Net cash used for financing activities	(17,633)	(34,822)
Impact of currency translation on cash balances	1,032	1,170

Net decrease in cash and cash equivalents	(39,447)	(48,006)
Cash and cash equivalents at beginning of period	325,336	393,927

Cash and cash equivalents at end of period	$285,889	$345,921

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and Small Electric Vehicles (“SEV”); and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

During the 2011 third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The ASU amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. In the first quarter 2012, the Company revised it presentation of Comprehensive Income to conform to the guidance in this ASU.

Product Warranties

Polaris provides a limited warranty for ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles and a two year period of SEVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective product during such warranty period at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in Polaris’ accrued warranty reserve for the periods presented is as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Accrued warranty reserve, beginning	$44,355	$32,651
Additions charged to expense	8,392	8,925
Warranty claims paid	(12,317)	(10,547)

Accrued warranty reserve, ending	$40,430	$31,029

NOTE 2. Share-Based Employee Compensation

The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates share-based award forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest.

Total share-based compensation expenses were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Option plan	$4,101	$2,273
Other share-based awards	18,926	13,095

Total share-based compensation before tax	23,027	15,368
Tax benefit	8,607	5,866

Total share-based compensation expense included in Net income	$14,420	$9,502

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.

At March 31, 2012 there was $54,409,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.9 years. Included in unrecognized share-based compensation is $37,739,000 related to stock options and $16,670,000 related to restricted stock.

NOTE 3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and purchased components	$69,771	$61,296
Service parts, garments and accessories	80,760	77,437
Finished goods	180,733	175,252
Less: reserves	(17,222)	(15,943)

Inventories	$314,042	$298,042

NOTE 4. Financing Agreement

In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. This bank agreement expires in August 2016. There were no borrowings under this revolving loan facility at March 31, 2012. Prior to August 2011, Polaris was a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured Senior Notes due May 2018 and $75,000,000 of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes were issued in May 2011.

The unsecured revolving loan facility and the Master Note Purchase Agreement require Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of March 31, 2012.

With the acquisition of Goupil in late 2011, the Company has capital lease obligations related to certain lease agreements entered into by Goupil. These transactions are classified as capital lease obligations and recorded at fair value. As of March 31, 2012 and December 31, 2011 the Company’s capital lease obligations totaled $8,050,000 and $7,253,000, which included amounts classified as current liabilities of $2,736,000 and $2,653,000, respectively.

NOTE 5. Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the

Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at March 30, 2012, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $602,842,000 which includes $109,069,000 in the Polaris Acceptance portfolio and $493,773,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2012, the potential 15 percent aggregate repurchase obligation is approximately $78,905,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at March 31, 2012 of $44,221,000 is accounted for under the equity method, and is recorded as Investment in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income. During 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label credit card program under the StarCard label, providing revolving retail credit for Polaris products. The current agreement expires in October 2013. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. At this time we do not expect any change in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of Polaris dealers for both Polaris and non-Polaris products. The current installment credit agreement under which GE Bank provides installment credit lending for motorcycles expires in March 2016. Polaris’ income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. The current installment credit agreement under which Sheffield provides installment credit lending for ORVs, snowmobiles and certain other Polaris products expires in February 2016. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

NOTE 6. Investment in Other Affiliates

The caption Investments in other affiliates in the consolidated balance sheets for the periods ended March 31, 2012 and December 31, 2011 represents the Company’s October 2011 investment in Brammo, Inc., a privately held manufacturer of electric motorcycles. This investment represents a minority interest in Brammo and is accounted for under the cost method.

NOTE 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of $45,436,000 of goodwill and $32,751,000 of intangible assets, net of accumulated amortization, for the period ended March 31, 2012.

The changes in the net carrying amount of goodwill for the three months ended March 31, 2012 were as follows (in thousands):

Three Months Ended March 31,
2012
Goodwill, beginning	$44,668
Goodwill acquired during the period	—
Translation and other adjustments	768

Goodwill, ending	$45,436

For other intangible assets, the changes in the net carrying amount for the three months ended March 31, 2012 were as follows (in thousands):

	Three Months Ended March 31, 2012
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$34,256	$(1,206)
Other intangible assets acquired during the period	—	—
Amortization expense	—	(672)
Foreign currency translation effect on balances	405	(32)

Other intangible assets, ending	$34,661	$(1,910)

The components of other intangible assets were as follows (in thousands):

	Total Estimated Life (years)	March 31, 2012	December 31, 2011
Non-amortizable — indefinite lived:
Brand names		$17,397	$17,378
Amortized:
Non-compete agreements	5	240	240
Dealer/customer related	7	8,142	8,013
Developed technology	7	8,882	8,625

Total amortizable		17,264	16,878

Less: Accumulated amortization		(1,910)	(1,206)

Net amortized other intangible assets		15,354	15,672

Total other intangible assets, net		$32,751	$33,050

Amortization expense for intangible assets during the first three months of 2012 was $672,000. Estimated amortization expense for the remainder of 2012 and succeeding fiscal years is as follows: 2012 (remainder), $1,860,000; 2013, $2,480,000; 2014, $2,480,000; 2015, $2,480,000; 2016, $2,456,000; 2017, $2,199,000; and after 2017, $1,399,000.

NOTE 8. Shareholders’ Equity

During the first three months of 2012, Polaris paid $5,871,000 to repurchase and retire approximately 85,000 shares (post-split) of its common stock related to employee stock plan exercises. As of March 31, 2012, the Company has authorization from its Board of Directors to repurchase up to an additional 3,544,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.37 per share on March 15, 2012 to holders of record on March 1, 2012. On April 26, 2012, the Polaris Board of Directors declared a regular cash dividend of $0.37 per share payable on June 15, 2012 to holders of record of such shares at the close of business on June 1, 2012. Cash dividends declared per common share for the first quarter were as follows:

	For the Three Months Ended March 31,
	2012	2011
Cash Dividends Declared And Paid Per Common Share	$0.37	$0.225

Net Income per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the nonqualified deferred compensation plan (“Director Plan”), the ESOP and deferred stock units under the Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (collectively, the “Option Plans”) and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding	68,177	68,057
Director plan and deferred stock units	359	325
ESOP	101	155

Common shares outstanding — basic	68,637	68,537
Dilutive effect of Option Plans and Omnibus Plan	2,188	2,126

Common and potential common shares outstanding — diluted	70,825	70,663

During the first quarter ending March 31, 2012, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were approximately 1,025,000 compared to 380,000 for the same period in 2011.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income balances were as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$9,545	$2,478	$12,023
Reclassification to the income statement	—	(1,900)	(1,900)
Change in fair value	3,664	(1,521)	2,143

Balance at March 31, 2012	$13,209	$(943)	$12,266

NOTE 9. Commitments and Contingencies

Polaris is subject to product liability claims in the normal course of business. Polaris is currently self-insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2012, the Company had an accrual of $17,470,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. The Company is party to a lawsuit which the Plaintiff alleges that she was injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. Management believes the claim to be without merit and intends to defend vigorously against the action, but there can be no assurances that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s financial condition or results of operations. Management is unable to estimate the range of reasonably possible loss associated with this claim. The Company discontinued the manufacture of marine products in 2004.

Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

NOTE 10. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. From time to time, the primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany sales. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable-rate borrowings. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At March 31, 2012, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$7,899	$117
Canadian Dollar	123,212	(1,085)
Swedish Krona	4,591	117
Japanese Yen	32,491	(315)
Euro	16,914	(515)

Total	$185,107	$(1,681)

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

The table below summarizes the carrying values of derivative instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2012
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,109	$(3,790)	$(1,681)

Total derivatives designated as hedging instruments	$2,109	$(3,790)	$(1,681)

Commodity contracts(1)	$937	$(1,544)	$(607)

Total derivatives not designated as hedging instruments	$937	(1,544)	$(607)

Total Derivatives	$3,046	$(5,334)	$(2,288)

	Carrying Values of Derivative Instruments as of December 31, 2011
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$4,738	$(1,160)	$3,578

Total derivatives designated as hedging instruments	$4,738	$(1,160)	$3,578

Commodity contracts(1)	$193	$(1,530)	$(1,337)

Total derivatives not designated as hedging instruments	$193	$(1,530)	$(1,337)

Total Derivatives	$4,931	$(2,690)	$2,241

(1)	Assets are included in Prepaid expenses and other and liabilities are included in Other accrued expenses on the accompanying consolidated balance sheets.

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

Derivatives in Cash Flow Hedging Relationships	For the Three Months Ended March 31,
	2012	2011
Interest rate contracts	$(6)	$68
Foreign currency contracts	(3,415)	(2,218)

Total	$(3,421)	$(2,150)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income (loss) on derivative instruments designated as hedging instruments for the three month periods ended March 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income	For the Three Months Ended March 31,
		2012	2011
Interest rate contracts	Interest expense	—	$(112)
Foreign currency contracts	Other expense (income) net	$(2,006)	513
Foreign currency contracts	Cost of Sales	106	—

Total		$(1,900)	$401

The net amount of the existing gains or losses at March 31, 2012 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three months ended March 31, 2012.

The Company recognized a gain of $544,000 in Cost of sales on commodity contracts not designated as hedging instruments for the three month period ended March 31, 2012, versus a gain of $663,000 for the three month period ended March 31, 2011.

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

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$14,870	$14,870	—	—
Foreign exchange contracts, net	(1,681)	—	$(1,681)	—
Commodity contracts	(607)	—	(607)	—

Total	$12,582	$14,870	$(2,288)	—

NOTE 12. Manufacturing Realignment

In May 2010, the Company announced that it was realigning its manufacturing with the intent to consolidate operations into its existing operations in Roseau, Minnesota and Spirit Lake, Iowa as well as establish a new facility in Monterrey, Mexico. As part of the realignment, the Company sold a portion of the Osceola, Wisconsin facility and outsourced certain components previously manufactured by Polaris at Osceola. The Company expects to record transition charges, including both exit costs and startup costs during the 2010 – 2012 time period. The exit costs pertaining to the manufacturing realignment are expected to total approximately $7,100,000 over that time period. The exit costs are classified within Cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

	Total Amount Expected to be Incurred	Amount Incurred during the Three Months Ended March 31, 2012	Cumulative Amounts Incurred through March 31, 2012
Termination benefits	$6,000	$118	$5,941
Other associated costs	1,100	—	989

Total Exit Costs	$7,100	$118	$6,930

Utilization of components of the accrued exit costs during the three months ended March 30, 2012 was as follows (in thousands):

	Balance December 31, 2011	Amount provided for during the Three Months Ended March 31, 2012	Amount Utilized during the Three Months Ended March 31, 2012	Balance March 31, 2012
Termination benefits	$2,234	$118	$(1,877)	$475

Total Exit Costs	$2,234	$118	$(1,877)	$475

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the quarter ended March 31, 2012. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and Small Electric Vehicles (“SEV”); and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

During the 2011 third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011.

For the first quarter ended March 31, 2012, we reported net income of $60.1 million, or $0.85 per diluted share, driven primarily by an increase in volume and an expansion of our gross profit margin percentage. By comparison, 2011 first quarter net income was $47.3 million, or $0.67 per diluted share. Sales for the first quarter 2012 totaled $673.8 million, an increase of 25 percent from last year’s first quarter sales of $537.2 million. The first quarter 2012 sales and earnings growth was driven by strong retail sales demand for our products and continued market share gains. Our unit retail sales to consumers in North America grew 17 percent during the first quarter of 2012 compared to the first quarter of 2011, with strong demand experienced for our ORV and Victory motorcycles. We achieved first quarter market share improvements in ORV and motorcycles in North America as the retail sales performance was higher than overall industry retail sales, which are off to their best start in several years. Our sales to customers outside of North America grew 20 percent in the first quarter of 2012. During the 2012 first quarter, our gross profit margin percentage continued to improve, increasing 60 basis points over the same period a year ago. The increase in gross margin contributed to an 8.9 percent net income margin percentage for the 2012 first quarter. Our balance sheet remained healthy with $285.9 million in cash on hand and $108.1 million in long-term debt and capital lease obligations at March 31, 2012.

Results of Operations

Sales:

Sales were $673.8 million in the first quarter 2012, a 25 percent increase from $537.2 million in sales for the same period in 2011.

The following table is an analysis of the percentage change in our sales for the 2012 and 2011 first quarter period when compared to the same prior period:

	Percent Change in Total Company Sales Compared to Corresponding Period of the Prior Year Period
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Volume	20%	44%
Product mix and price	6	3
Currency	(1)	2

Total	25%	49%

Volume for the 2012 first quarter period increased 20 percent, compared to the same period in 2011 as we shipped more Off-Road Vehicles and Victory motorcycles to dealers given the strong consumer retail demand for our products both in North America and internationally. Product mix and price contributed six percent to the growth for the 2012 first quarter compared to the same period in 2011, primarily due to the positive benefit of a greater number of higher priced side-by-side vehicles and On-Road Vehicles sold to dealers relative to our other businesses. Unfavorable movements in currency rates for the 2012 first quarter decreased sales by one percent compared to the same period in 2011 due to the change in the currency rates and their effect on our Canadian and other foreign subsidiaries when translated to U.S. dollars.

Our sales by product line are as follows:

	Three Months Ended March 31,
(in millions)	2012	Percent of Total Sales	2011	Percent of Total Sales	Dollar Percent Change
Off-Road Vehicles	$504.6	75%	$388.0	72%	30%
Snowmobiles	4.6	1%	8.9	2%	(48)%
On-Road Vehicles	64.7	9%	44.9	8%	44%
PG&A	99.9	15%	95.4	18%	5%

Total Sales	$673.8	100%	$537.2	100%	25%

ORV sales of $504.6 million in the 2012 first quarter increased 30 percent from the first quarter 2011. This increase reflects strong market share gains for both ATV and side-by-side vehicles, primarily driven by new product offerings, including the recently introduced RANGER RZR XP4® 900, and increased sales in our military business. North American consumer ORV retail sales increased mid-twenties percent for the 2012 first quarter from the first quarter last year, with side-by-side vehicle retail sales once again increasing significantly and ATV retail sales increasing double digits percent. North American dealer ORV inventories for the 2012 first quarter were up slightly from the first quarter of 2011, as additional side-by-sides were shipped to meet increasing demand. Sales of ORVs outside of North America increased 15 percent in the first quarter 2012 when compared to the first quarter 2011, due to market share gains and positive mix benefit from greater sales of higher priced side-by-side vehicles. For the 2012 first quarter, the average ORV per unit sales price increased five percent over last year’s comparable period primarily as a result of the increased sales of higher priced side-by-side vehicle models.

Snowmobile sales decreased 48 percent during the 2012 first quarter to $4.6 million compared to the first quarter of 2011. Historically, the first quarter is a slow quarter for snowmobile shipments to dealers. The North American snowmobile industry finished the selling season in March 2012 with retail sales down less than five percent compared to the prior season, in spite of unusually warm weather and minimal snowfall in many parts of the U.S. Snowbelt regions. Polaris’ retail snowmobile sales for the selling season were about even with the prior season’s results, resulting in market share gains in North America. Season-end North American dealer inventories for Polaris snowmobiles are higher than last year, but remain manageable given the previous season’s very low dealer inventory levels. The average snowmobile per unit sales price for the first quarter 2012 decreased 14 percent compared to the same period last year primarily due to increased dealer incentive costs in the first quarter of 2012 related to the minimal snowfall this past season.

Sales of the On-Road Vehicles division, which is comprised primarily of Victory motorcycles, but also includes Indian motorcycles and our GEM and Goupil electric vehicles, increased 44 percent over first quarter 2011 to $64.7 million. The 2011 acquisitions of Indian, GEM and Goupil contributed about half of the $19.8 million On-Road Vehicles first quarter revenue growth. North American industry heavyweight cruiser and touring motorcycle retail sales increased mid-teens percent during the 2012 first quarter compared to the prior year’s first quarter. Over the same period, Victory North American unit retail sales increased approximately 40 percent, while North American Victory dealer inventory increased slightly versus 2011 levels to support these sales and market share gains. Polaris sales of On-Road Vehicles to customers outside of North America, now including Goupil, increased over 100 percent during the 2012 first quarter compared to the prior year’s first quarter. The average per unit sales price for the On-Road Vehicles division in the 2012 first quarter increased six percent compared to the first quarter 2011, primarily due to shipments of higher priced GEM and Goupil electric vehicles during the 2012 first quarter.

PG&A sales increased 5 percent during the first quarter of 2012 compared to the same period in 2011. The increase was primarily driven by higher side-by-side vehicle related sales, largely offset by weak snow-related PG&A sales due to the unseasonably warm winter.

Sales by geographic region were as follows:

	Three Months Ended March 31,
($ in millions)	2012	Percent of Total Sales	2011	Percent of Total Sales	Dollar Percent Change
United States	$489.1	73%	$370.3	69%	32%
Canada	75.4	11%	75.8	14%	(1)%
Other foreign countries	109.3	16%	91.1	17%	20%

Total Sales	$673.8	100%	$537.2	100%	25%

Significant regional trends were as follows:

United States:

Net sales in the United States for the first quarter of 2012 increased 32 percent compared to the first quarter of 2011. An increase in shipments of ORV and On-Road Vehicles and market share gains accounted for the increase for the first quarter. The United States represented 73 percent of total Company sales in the 2012 first quarter, compared to 69 percent of total Company sales for the 2011 first quarter.

Canada:

Canadian sales decreased one percent for the 2012 first quarter compared to the same period in 2011. Volume was approximately flat for the 2012 first quarter with unfavorable currency rate movements accounting for the one percent decrease in sales for the 2012 first quarter compared to the same period in 2011. Canada represented 11 percent of total Company sales for the 2012 first quarter, compared to 14 percent of total Company sales for the 2011 first quarter.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased 20 percent for the 2012 first quarter compared to the same period in 2011. The increase in the first quarter 2012 was primarily driven by volume increases in ORV and Victory motorcycles and the added sales from the Goupil acquisition. Currency rate movements were unfavorable during the quarter and accounted for a one percent decrease in sales for the 2012 first quarter compared to the same period in 2011. Other foreign countries represented 16 percent of total Company sales for the 2012 first quarter, compared to 17 percent of total Company sales for the first quarter period in 2011.

Cost of Sales:

	Three Months Ended March 31,
($ in millions)	2012	Percent of Total Cost of Sales	2011	Percent of Total Cost of Sales	Change 2012 vs. 2011
Purchased materials and services	$418.9	87%	$322.7	84%	30%
Labor and benefits	38.7	8%	39.0	10%	(1)%
Depreciation and amortization	12.8	3%	14.8	4%	(14)%
Warranty costs	8.4	2%	8.9	2%	(6)%

Total Cost of Sales	$478.8	100%	$385.4	100%	24%

Percentage of Sales	71.1%		71.7%		-60 basis points

For the 2012 first quarter, Cost of sales increased 24 percent to $478.8 million compared to $385.4 million in 2011. The increase in Cost of sales for the 2012 first quarter resulted primarily from the effect of increases in volume on purchased materials and higher commodity costs offset somewhat by production and labor efficiencies and lower depreciation and warranty costs.

Gross Profit:

The following table reflects gross profit in dollars and as a percentage of sales:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Gross profit dollars	$195.0	$151.8	28%

Percentage of Sales	28.9%	28.3%	+60 basis points

Gross profit, as a percentage of sales, was 28.9 percent for the 2012 first quarter, an increase of 60 basis points from the same period last year. Gross profit dollars increased 28 percent to $195.0 million in the 2012 first quarter compared to the same period in 2011. The first quarter 2012 increase in gross profit dollars and margin percentage was driven by higher volume, cost savings from the manufacturing realignment project, continued product cost reduction efforts, lower warranty costs, and higher selling prices, partially offset by commodity cost increases and negative product mix.

Operating expenses:

The following table reflects operating expenses in dollars and as a percentage of sales:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Selling and marketing	$45.1	$37.2	21%
Research and development	30.5	23.0	32%
General and administrative	35.0	27.3	28%

Total operating expenses	$110.6	$87.5	26%

Percentage of Sales	16.4%	16.3%	+10 basis points

Operating expenses for the 2012 first quarter increased 26 percent to $110.6 million, compared to $87.5 million for the same period in 2011. Operating expenses in absolute dollars for the first quarter of 2012 rose primarily due to planned strategic investments and increased research and development activities related to new products under development. Operating expenses as a percentage of sales was 16.4 percent for the 2012 first quarter, compared to 16.3 percent for the same period in 2011.

Income from financial services:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Income from financial services	$7.2	$5.3	36%
Percentage of Sales	1.1%	1.0%	+10 basis points

Income from financial services increased 36 percent to $7.2 million in the 2012 first quarter compared to $5.3 million in the 2011 first quarter primarily due to increased profitability generated from the retail credit portfolios with Sheffield, GE and HSBC. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Interest expense:

Interest expense increased to $1.5 million for the three months ended March 31, 2012, compared to $0.5 million for the same period in 2011 primarily due to higher interest rates on the private placement senior notes debt issued in May 2011.

Other expense/income, net:

Non-operating other income was $2.6 million in the first quarter of 2012, as compared to $3.2 million in the first quarter of 2011. The change in income stems from foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.

Provision for income taxes:

The income tax provision for the first quarter 2012 was recorded at a rate of 35.1 percent of pretax income compared to 34.5 percent of pretax income for the first quarter 2011. The higher income tax rate for the first quarter 2012 is primarily due to the United States Congress not yet extending the research and development income tax credit as of March 31, 2012.

Reported Net Income:

	Three Months Ended March 31,
($ in millions except per share data)	2012	2011	Change
Net Income	$60.1	$47.3	27%
Diluted Net Income per share	$0.85	$0.67	27%

Reported Net income for the first quarter 2012 was $60.1 million, or $0.85 per diluted share, compared to $47.3 million or $0.67 per diluted share for the first quarter 2011. The increase for the 2012 first quarter is primarily due to higher sales volume and higher gross profit margin percentage generated by the Company in 2012.

Weighted Average Shares Outstanding:

The weighted average diluted shares outstanding for the first quarter ended March 31, 2012 of 70.8 million shares was similar to the 70.7 million shares for the comparable period in 2011.

Cash Dividends:

We paid a $0.37 per share dividend on March 15, 2012 to shareholders of record on March 1, 2012. On April 26, 2012, our Board of Directors declared a regular cash dividend of $0.37 per share payable on June 15, 2012 to holders of record of such shares at the close of business on June  1, 2012.

Liquidity and Capital Resources

Our primary sources of funds have been cash provided by operating activities and borrowings under its credit arrangements. Our primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investment and new product development, acquisitions, and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 ($ in millions):

	For the Three Months Ended March 31,
	2012	2011	Change
Total cash (used for) provided by:
Operating activities	$(.7)	$4.8	$(5.5)
Investing activities	(22.2)	(19.1)	(3.1)
Financing activities	(17.6)	(34.8)	17.2
Impact of currency translation on cash balances	1.0	1.1	(0.1)

Decrease in cash and cash equivalents	$(39.5)	$(48.0)	$8.5

Operating activities:

Net cash used for operating activities totaled $0.7 million for the three months ended March 31, 2012 compared to $4.8 million net cash provided by operating activities in the first three months of 2011. The $5.5 million decrease in net cash provided by operating activities for the three months ended March 31, 2012, is the result of higher net income for the quarter, offset by a higher investment in working capital in the 2012 period, primarily due to the payment of certain accrued compensation liabilities.

Investing activities:

Net cash used for investing activities was $22.2 million for the three months of 2012 compared to $19.1 million for the same period in 2011. The primary use of cash for the first three months of 2012 and 2011 was the investment of $21.0 million and $19.0 million, respectively, for the purchase of property and equipment, including new product development tooling.

Financing activities:

Net cash used for financing activities was $17.6 million for the first three months of 2012 compared to $34.8 million in the same period in 2011. We paid cash dividends of $25.3 million and $15.3 million in the three months ended March 31, 2012 and 2011, respectively. Common stock repurchased during the first quarter of 2012 and 2011 totaled $5.9 million and $31.0 million, respectively. Proceeds from the issuance of stock under employee plans were $6.5 million and $9.0 million for the three months ended March 31, 2012 and 2011, respectively.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in August 2016. There were no borrowings under the revolving loan at March 31, 2012.

In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 16 percent and 34 percent at March 31, 2012 and 2011, respectively.

Additionally, at March 31, 2012, we had letters of credit outstanding of $10.4 million primarily related to purchase obligations for raw materials.

Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 71.5 million shares have been repurchased cumulatively from 1996 through March 31, 2012. We repurchased 85,000 shares of our common stock for $5.9 million during the first three months of 2012, which had no impact on the reported earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 3.5 million shares of our common stock as of March 31, 2012. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.

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

We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at March 31, 2012 was $44.2 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2012, the potential 15 percent aggregate repurchase obligation is approximately $78.9 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At March 31, 2012, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $602.8 million, a 22 percent increase from $492.9 million at March 31, 2011. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The current agreement expires in October 2013. Our income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. At this time, we do not expect any change in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One.

In April 2006, a wholly owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which GE Bank provides installment credit lending for motorcycles expires in March 2016. Our income generated from the GE Bank agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products in the United States. The current installment credit agreement under which Sheffield provides exclusive installment credit lending for ORV, Snowmobiles and certain other Polaris products expires in February 2016. Our income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

Inflation and Foreign Exchange Rates

Commodity inflation has had an impact on our results of operations in the first quarter of 2012. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.

During 2011, purchases totaling approximately six percent of our Cost of sales were from yen-denominated suppliers. Our Cost of sales in the first quarter ended March 31, 2012 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2011. At March 31, 2012, we had $32.5 million Japanese yen foreign exchange hedging contracts in place for the balance of 2012 with an average exchange rate of approximately 81 U.S. dollar to Japanese yen. In view of current exchange rates, we anticipate that the Japanese yen-U.S. dollar exchange rate will have an approximately neutral impact on Cost of sales for the remainder of 2012 when compared to the same periods in the prior year.

We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar has resulted in slightly lower sales and gross margin levels in the first quarter ended March 31, 2012 when compared to the same period in 2011. At March 31, 2012, we had open Canadian dollar foreign exchange hedging contracts in place through December 2012. The notional amount for 2012 contracts is $123.2 million at an average exchange rate of approximately 1.01 U.S. Dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar-U.S. dollar exchange rate will have a negative impact on sales and net income for the remainder of 2012 when compared to the same periods in the prior year.

We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. At March 31, 2012 we had open foreign exchange contracts in place to purchase Euros through December 2012. The notional amounts totaled $16.9 million with an average exchange rate of 1.39 U.S. Dollar to the Euro. In addition, at March 31, 2012 we have open Swedish Krona and Australian Dollar foreign exchange hedging contracts in place through December 2012. The open Swedish Krona contracts had notional amounts totaling $4.6 million with an average exchange rate of approximately .15 U.S. dollar to the Swedish Krona.

The open Australian Dollar contracts had notional amounts totaling $7.9 million with an average exchange rate of approximately 1.04 U.S. dollar to Australian dollar. The relationship of the U.S. dollar in relation to the other foreign currencies, combined, resulted in an approximately neutral impact on the gross margin levels in the first quarter ended March 31, 2012 when compared to the same periods in 2011. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the exchange rates for other foreign currencies will have a negative impact on sales and net income for the remainder of 2012 when compared to the same periods in the prior year.

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

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2012, there were derivative contracts in place to hedge a portion of our aluminum and diesel fuel exposures during 2012. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on our gross margins for the remainder of 2012 when compared to the same periods in the prior year.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements

Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with HSBC, GE and Sheffield Financial; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 1A — Risk Factors

In addition to the risk factors set forth in this report, please consider the factors discussed in “Part I, Item 1A. Risk Factors” in Polaris’ fiscal year 2011 Annual Report filed on Form 10-K, which could materially affect the Company’s business, financial condition, or future results.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2012	—	—	—	3,629,000
February 1 — 29, 2012	84,000	$68.77	84,000	3,545,000
March 1 — 31, 2012	1,000	68.94	1,000	3,544,000

Total	85,000	$68.77	85,000	3,544,000

(1)	The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 70.5 million shares have been repurchased cumulatively from 1996 through March 31, 2012. This Program does not have an expiration date.

Item 3 — Legal Proceedings

On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her Complaint, Plaintiff alleges that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleges that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. Plaintiff is seeking general, special, and punitive damages. The case is currently scheduled for trial on May 8, 2012. Management believes the claim to be without merit and intends to defend vigorously against this action but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to us or that the defense of the suit or its outcome will not have a material adverse effect on our financial condition or results of operations.

We are involved in a number of other legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 4 — Mine Safety Disclosures

Not Applicable

Item 6 — Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective October 24, 2011, incorporated by reference to Exhibit 3.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

3.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.a	Certification of Chief Executive Officer — Section 302

31.b	Certification of Chief Financial Officer — Section 302

32.a	Certification of Chief Executive Officer — Section 906

32.b	Certification of Chief Financial Officer — Section 906

101	The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 4, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: May 4, 2012	/S/ SCOTT W. WINE
Scott W. Wine Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	/S/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)