Form 10-Q
period 2012-06-30
POLARIS INDUSTRIES INC/MN
filed 2012-07-31
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, 68,489,562 shares of Common Stock of the issuer were outstanding.

POLARIS INDUSTRIES INC.

FORM 10-Q

For Quarterly Period Ended June 30, 2012

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$289,294	$325,336
Trade receivables, net	134,876	115,302
Inventories, net	357,960	298,042
Prepaid expenses and other	46,706	37,608
Income taxes receivable	9,164	24,723
Deferred tax assets	78,765	77,665

Total current assets	916,765	878,676
Property and equipment, net	223,777	213,778
Investment in finance affiliate	41,692	42,251
Investment in other affiliates	5,000	5,000
Deferred tax assets	12,738	10,601
Goodwill and other intangible assets, net	76,379	77,718

Total Assets	$1,276,351	$1,228,024

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital lease obligations	$2,630	$2,653
Accounts payable	192,113	146,743
Accrued expenses:
Compensation	123,168	187,671
Warranties	38,685	44,355
Sales promotions and incentives	79,955	81,228
Dealer holdback	71,998	76,512
Other	82,194	75,730
Income taxes payable	1,873	639

Total current liabilities	592,616	615,531
Long-term income taxes payable	8,437	7,837
Capital lease obligations	4,959	4,600
Long-term debt	100,000	100,000

Total liabilities	$706,012	$727,968

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,383 and 68,430 shares issued and outstanding	$684	$684
Additional paid-in capital	219,105	165,518
Retained earnings	342,243	321,831
Accumulated other comprehensive income, net	8,307	12,023

Total shareholders’ equity	570,339	500,056

Total Liabilities and Shareholders’ Equity	$1,276,351	$1,228,024

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$755,446	$607,921	$1,429,196	$1,145,119
Cost of Sales	538,697	430,317	1,017,484	815,680

Gross profit	216,749	177,604	411,712	329,439
Operating expenses:
Selling and marketing	50,555	43,453	95,688	80,666
Research and development	31,216	25,499	61,682	48,498
General and administrative	32,759	37,257	67,759	64,583

Total operating expenses	114,530	106,209	225,129	193,747
Income from financial services	8,215	5,526	15,398	10,812

Operating Income	110,434	76,921	201,981	146,504
Non-operating expense (income):
Interest expense	1,466	985	2,978	1,496
Other expense (income), net	210	1,642	(2,367)	(1,559)

Income before income taxes	108,758	74,294	201,370	146,567
Provision for Income Taxes	38,935	25,565	71,469	50,528

Net Income	$69,823	$48,729	$129,901	$96,039

Basic Net Income per share	$1.01	$0.71	$1.89	$1.40

Diluted Net Income per share	$0.98	$0.68	$1.83	$1.35

Weighted average shares outstanding:
Basic	68,954	68,811	68,795	68,674
Diluted	71,161	71,215	70,993	70,939

Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on September 12, 2011 to shareholders of record on September 2, 2011.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$69,823	$48,729	$129,901	$96,039
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $295 and $130 in 2012 and $4,160 and $3,791 in 2011	(5,734)	5,322	(2,070)	8,579
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of ($778) and $1,070 in 2012 and $701 and $1,956 in 2011	1,775	(1,138)	(1,646)	(3,289)

Comprehensive income	$65,864	$52,913	$126,185	$101,329

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$129,901	$96,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,677	34,995
Noncash compensation	18,338	9,673
Noncash income from financial services	(1,599)	(2,272)
Deferred income taxes	(3,228)	(7,026)
Tax effect of share-based compensation exercises	(10,450)	(9,894)
Changes in current operating items:
Trade receivables	(20,014)	(43,894)
Inventories	(60,668)	(38,919)
Accounts payable	45,622	32,954
Accrued expenses	(69,436)	1,814
Income taxes payable/receivable	27,797	(3,133)
Prepaid expenses and others, net	(10,567)	(8,565)

Net cash provided by operating activities	78,373	61,772
Investing Activities:
Purchase of property and equipment	(41,591)	(40,601)
Investment in finance affiliate, net	2,158	3,873
Acquisition of businesses, net of cash acquired	(383)	(27,960)

Net cash used for investing activities	(39,816)	(64,688)
Financing Activities:
Borrowings under senior notes/capital lease obligations	1,968	100,000
Repayments under credit agreement/capital lease obligations	(1,422)	(200,000)
Repurchase and retirement of common shares	(48,634)	(32,856)
Cash dividends to shareholders	(50,749)	(30,675)
Tax effect of proceeds from share-based compensation exercises	10,450	9,894
Proceeds from stock issuances under employee plans	14,690	23,083

Net cash used for financing activities	(73,697)	(130,554)
Impact of currency translation on cash balances	(902)	1,717

Net decrease in cash and cash equivalents	(36,042)	(131,753)
Cash and cash equivalents at beginning of period	325,336	393,927

Cash and cash equivalents at end of period	$289,294	$262,174

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The ASU amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Beginning in the first quarter 2012, the Company revised its presentation of Comprehensive income to conform to the guidance in this ASU.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Accrued warranty reserve, beginning	$40,430	$31,029	$44,355	$32,651
Additions to warranty reserve through acquisitions	—	2,018	—	2,018
Additions charged to expense	8,647	7,592	17,039	16,517
Warranty claims paid	(10,392)	(8,777)	(22,709)	(19,324)

Accrued warranty reserve, ending	$38,685	$31,862	$38,685	$31,862

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

Total share-based compensation expenses were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Option plan	$4,256	$2,448	$8,357	$4,721
Other share-based awards	8,370	27,232	27,296	40,327

Total share-based compensation before tax	12,626	29,680	35,653	45,048
Tax benefit	4,746	11,229	13,353	17,095

Total share-based compensation expense included in net income	$7,880	$18,451	$22,300	$27,953

In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.

At June 30, 2012 there was $55,268,000 of total unrecognized share-based compensation expense related to unvested share-based awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.9 years. Included in unrecognized share-based compensation is $33,347,000 related to stock options and $21,921,000 related to restricted stock.

NOTE 3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and purchased components	$67,134	$61,296
Service parts, garments and accessories	80,441	77,437
Finished goods	227,082	175,252
Less: reserves	(16,697)	(15,943)

Inventories	$357,960	$298,042

NOTE 4. Financing Agreement

In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. This bank agreement expires in August 2016. There were no borrowings under this revolving loan facility at June 30, 2012. Prior to August 2011, Polaris was a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs.

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured Senior Notes due May 2018 and $75,000,000 of 4.60 percent unsecured Senior Notes due May 2021 (collectively, “The Senior Notes”). The Senior Notes were issued in May 2011.

The unsecured revolving loan facility and the Master Note Purchase Agreement require Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of June 30, 2012.

With the acquisition of Goupil in late 2011, the Company has capital lease obligations related to certain lease agreements entered into by Goupil. These transactions are classified as capital lease obligations and recorded at fair value. As of June 30, 2012 and December 31, 2011 the Company’s capital lease obligations totaled $7,589,000 and $7,253,000, respectively, which included amounts classified as current liabilities of $2,630,000 and $2,653,000, respectively.

NOTE 5. Financial Services Arrangements

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (“GECDF”) to form Polaris Acceptance. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Substantially all of Polaris’ U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at June 30, 2012, was $579,085,000 which includes $103,911,000 in the Polaris Acceptance portfolio and $475,174,000 of Securitized Receivables. Polaris has agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2012, the potential 15 percent aggregate repurchase obligation is approximately $78,905,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. Polaris’ total investment in Polaris Acceptance at June 30, 2012 of $41,692,000 is accounted for under the equity method, and is recorded as Investment in finance affiliate in the accompanying consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of Income from financial services in the accompanying consolidated statements of income. During 2011, Polaris and GECDF amended and restated its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label credit card program under the StarCard label, providing revolving retail credit for Polaris products. The current agreement expires in October 2013. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. Polaris has not experienced any changes, and does not expect any changes going forward, in the contractual terms governing the StarCard program as a result of the sale, other than an assignment to Capital One. Polaris’ income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”), pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. The current installment credit agreement under which Sheffield provides installment credit lending for ORVs, snowmobiles and certain other Polaris products expires in February 2016. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

NOTE 6. Investment in Other Affiliates

The caption Investment in other affiliates in the consolidated balance sheets for the periods ended June 30, 2012 and December 31, 2011 represents Polaris’ October 2011 investment in Brammo, Inc., a privately held manufacturer of electric motorcycles. This investment represents a minority interest in Brammo and is accounted for under the cost method. On July 2, 2012, Polaris invested an additional $7,000,000 in Brammo. The additional investment is not expected to change the cost method accounting for the investment.

On July 24, 2012, Polaris announced a joint venture agreement with Eicher Motors Limited (Eicher), a leading manufacturer of commercial vehicles and motorcycles in India. Polaris and Eicher will each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period.

NOTE 7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of $44,124,000 of goodwill and $32,255,000 of intangible assets, net of accumulated amortization, for the period ended June 30, 2012.

The changes in the net carrying amount of goodwill for the six months ended June 30, 2012 were as follows (in thousands):

Six Months Ended June 30, 2012
Goodwill, beginning	$44,668
Translation and other adjustments	(544)

Goodwill, ending	$44,124

For other intangible assets, the changes in the net carrying amount for the six months ended June 30, 2012, were as follows (in thousands):

	Six Months Ended June 30, 2012
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$34,256	$(1,206)
Other intangible assets acquired during the period	769	—
Amortization expense	—	(1,277)
Foreign currency translation effect on balances	(301)	14

Other intangible assets, ending	$34,724	$(2,469)

The components of other intangible assets were as follows (in thousands):

	Total Estimated Life (years)	June 30, 2012	December 31, 2011
Non-amortizable — indefinite lived:
Brand names		$17,359	$17,378
Amortized:
Non-compete agreements	5	240	240
Dealer/customer related	7	7,891	8,013
Developed technology	7	9,234	8,625

Total amortizable		17,365	16,878

Less: Accumulated amortization		(2,469)	(1,206)

Net amortized other intangible assets		14,896	15,672

Total other intangible assets, net		$32,255	$33,050

Amortization expense for intangible assets during the three months ended June 30, 2012 was $605,000. Estimated amortization expense for the remainder of 2012 and succeeding fiscal years is as follows: 2012 (remainder), $1,247,000; 2013, $2,494,000; 2014, $2,494,000; 2015, $2,494,000; 2016, $2,471,000; 2017, $2,238,000; and after 2017, $1,458,000.

NOTE 8. Shareholders’ Equity

During the first six months of 2012, Polaris paid $48,634,000 to repurchase and retire approximately 688,000 shares of its common stock related to employee stock plan exercises. As of June 30, 2012, the Company has authorization from its Board of Directors to repurchase up to an additional 2,941,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.37 per share on June 15, 2012 to holders of record on June 1, 2012. On July 25, 2012, the Polaris Board of Directors declared a regular cash dividend of $0.37 per share payable on September 17, 2012 to holders of record of such shares at the close of business on August 31, 2012. Cash dividends declared per common share for the three and six months ended June 30, 2012 and 2011, were as follows (split-adjusted for 2011 amount):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Cash Dividends Declared And Paid Per Common Share	$0.37	$0.225	$0.74	$0.45

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	68,507	68,349	68,342	68,203
Director plan and deferred stock units	338	341	348	333
ESOP	109	121	105	138

Common shares outstanding — basic	68,954	68,811	68,795	68,674
Dilutive effect of Option Plans and Omnibus Plan	2,207	2,404	2,198	2,265

Common and potential common shares outstanding — diluted	71,161	71,215	70,993	70,939

During the second quarter and year-to-date periods ended June 30, 2012, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were approximately 916,000 and 1,117,000, respectively, compared to 60,000 and 500,000 for the same periods in 2011, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income balances were as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$9,545	$2,478	$12,023
Reclassification to the income statement	—	(3,503)	(3,503)
Change in fair value	(2,070)	1,857	(213)

Balance at June 30, 2012	$7,475	$832	$8,307

NOTE 9. Commitments and Contingencies

Polaris is subject to product liability claims in the normal course of business. Polaris is currently self-insured for all product liability claims. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2012, the Company had an accrual of $18,693,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of Other accrued expenses in the accompanying consolidated balance sheets. The Company is party to a lawsuit in which the Plaintiff alleges that she was injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. Management believes the claim to be without merit and intends to defend vigorously against the action, but there can be no assurances that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s financial condition or results of operations. Management is unable to estimate the range of reasonably possible loss associated with this claim. The Company discontinued the manufacture of marine products in 2004.

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At June 30, 2012, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$5,869	$78
Canadian Dollar	75,180	884
Swedish Krona	2,409	155
Japanese Yen	20,844	153
Mexican Peso	15,201	484
Euro	16,113	(872)

Total	$135,616	$882

These contracts, with maturities through December 2013, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity.

Polaris has entered into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum for 2011 and 2012. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

The table below summarizes the carrying values of derivative instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2012
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,766	$(1,884)	$882

Total derivatives designated as hedging instruments	$2,766	$(1,884)	$882

Commodity contracts(1)	$30	$(3,759)	$(3,729)

Total derivatives not designated as hedging instruments	$30	(3,759)	$(3,729)

Total Derivatives	$2,796	$(5,643)	$(2,847)

	Carrying Values of Derivative Instruments as of December 31, 2011
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$4,738	$(1,160)	$3,578

Total derivatives designated as hedging instruments	$4,738	$(1,160)	$3,578

Commodity contracts(1)	$193	$(1,530)	$(1,337)

Total derivatives not designated as hedging instruments	$193	$(1,530)	$(1,337)

Total Derivatives	$4,931	$(2,690)	$2,241

(1)	Assets are included in Prepaid expenses and other and liabilities are included in Other accrued expenses on the accompanying consolidated balance sheets.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in Accumulated other comprehensive income for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate contracts	$(6)	$7	$(12)	$75
Foreign currency contracts	1,781	(1,145)	(1,634)	(3,363)

Total	$1,775	$(1,138)	$(1,646)	$(3,288)

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income (loss) on derivative instruments designated as hedging instruments for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Into Income	2012	2011	2012	2011
Interest rate contracts	Interest expense	$—	$(40)	$—	$(152)
Foreign currency contracts	Other expense (income), net	(1,609)	1,646	(3,616)	2,022
Foreign currency contracts	Cost of Sales	7	—	113	—

Total		$(1,602)	$1,606	$(3,503)	$1,870

The net amount of the existing gains or losses at June 30, 2012, that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. The ineffective portion of foreign currency contracts was not material for the three months ended June 30, 2012.

The Company recognized a gain of $291,000 and $835,000 in Cost of sales on commodity contracts not designated as hedging instruments for the three and six month periods ended June 30, 2012, versus a loss of $2,000 and a gain of $661,000 for the three and six month periods ended June 30, 2011.

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

The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs such as quotations from third parties, to value its derivative instruments used to hedge interest rate volatility and foreign currency and commodity transactions (see Note 10 for additional details). Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$14,594	$14,594	—	—
Foreign exchange contracts, net	882	—	$882	—
Commodity contracts, net	(3,729)	—	(3,729)	—

Total	$11,747	$14,594	$(2,847)	—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$3,639	$3,639	—	—
Foreign exchange contracts, net	3,578	—	3,578	—
Commodity contracts, net	(1,337)	—	(1,337)	—

Total	$5,880	$3,639	$2,241	—

NOTE 12. Manufacturing Realignment

In May 2010, the Company announced that it was realigning its manufacturing with the intent to consolidate operations into its existing operations in Roseau, Minnesota and Spirit Lake, Iowa as well as establish a new facility in Monterrey, Mexico. As part of the realignment, the Company sold a portion of the Osceola, Wisconsin facility and outsourced certain components previously manufactured by Polaris at Osceola. The Company has since been recording transition charges, including both exit costs and startup costs, and completed the realignment in the second quarter of 2012. The cumulative exit costs pertaining to the manufacturing realignment totaled $6,937,000. The exit costs are classified within Cost of sales in the consolidated statements of income. A summary of these exit costs follows (in thousands):

	Amount Incurred during the Three Months Ended June 30, 2012	Cumulative Amounts Incurred through June 30, 2012
Termination benefits	$7	$5,948
Other associated costs	—	989

Total Exit Costs	$7	$6,937

Utilization of components of the accrued exit costs during the three months ended June 30, 2012 was as follows (in thousands):

	Balance March 31, 2012	Amount provided for during the Three Months Ended June 30, 2012	Amount Utilized during the Three Months Ended June 30, 2012	Balance June 30, 2012
Termination benefits	$475	$7	$(482)	$—

Total Exit Costs	$475	$7	$(482)	$—

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month periods ended June 30, 2012. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of the Snowmobiles; Off-Road Vehicles (“ORV”), which includes all-terrain vehicles (“ATV”) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and Small Electric Vehicles (“SEV”); and Parts, Garments and Accessories (“PG&A”) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

During the 2011 third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of Common Stock. On September 12, 2011, Polaris shareholders received one additional share of Common Stock for each share they held of record at the close of business on September 2, 2011.

For the second quarter ended June 30, 2012, we reported net income of $69.8 million, or $0.98 per diluted share, compared to 2011 second quarter net income of $48.7 million, or $0.68 per diluted share. Sales for the second quarter 2012 totaled $755.4 million, an increase of 24 percent from last year’s second quarter sales of $607.9 million. The second quarter 2012 sales and earnings growth was driven by strong retail sales demand for our products and continued market share gains. Our unit retail sales to consumers in North America grew 17 percent during the second quarter of 2012 compared to the second quarter of 2011, with strong demand for our ORV and Victory motorcycles. We achieved second quarter market share improvements in ORV and motorcycles in North America as the retail sales performance was higher than overall industry retail sales. Our sales to customers outside of North America grew seven percent in the second quarter of 2012. During the 2012 second quarter, our gross profit of $216.7 million increased from $177.6 million in the comparable prior year period. Second quarter 2012 gross profit margin percentage decreased 50 basis points over the same prior year period. The increase in gross profit resulted primarily from increased volume and the decrease in gross profit margin percentage was primarily due to unfavorable currency fluctuations. Our balance sheet remained healthy with $289.3 million in cash on hand and $107.6 million in long-term debt and capital lease obligations at June 30, 2012.

Results of Operations

Sales:

Sales were $755.4 million in the second quarter 2012, a 24 percent increase from $607.9 million in sales for the same period in 2011. Year-to-date, sales were $1,429.2 million, a 25 percent increase from $1,145.1 million for the year-to-date period last year.

The following table is an analysis of the percentage change in our sales for the three and six months ended June 30, 2012, when compared to the same prior period:

	Percent Change in Total Company Sales Compared to Corresponding Period of the Prior Year Period
	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Volume	21%	21%
Product mix and price	5	5
Currency	(2)	(1)

Total	24%	25%

Volume for the 2012 second quarter and year-to-date periods increased 21 percent, compared to the same periods in 2011, as we shipped more ORV and Victory motorcycles to dealers given the strong consumer retail demand for our products in North America. Product mix and price contributed five percent to the growth for the 2012 second quarter and year-to-date periods, compared to the same periods in 2011, primarily due to the positive benefit of a greater number of higher priced On-Road Vehicles sold to dealers relative to our other businesses. Unfavorable movements in currency rates and their effect on our Canadian and other foreign subsidiaries sales when translated to U.S. dollars for the 2012 second quarter and year-to-date periods, decreased sales by two percent and one percent compared to the same periods in 2011, respectively.

Our sales by product line are as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2012	Percent of Total Sales	2011	Percent of Total Sales	Dollar Percent Change	2012	Percent of Total Sales	2011	Percent of Total Sales	Dollar Percent Change
Off-Road Vehicles	$581.1	77%	$482.3	79%	20%	$1,085.7	76%	$870.3	76%	25%
Snowmobiles	8.9	1%	6.8	1%	30%	13.5	1%	15.8	1%	(14)%
On-Road Vehicles	64.7	9%	30.9	5%	110%	129.4	9%	75.8	7%	71%
PG&A	100.7	13%	87.9	15%	15%	200.6	14%	183.2	16%	9%

Total Sales	$755.4	100%	$607.9	100%	24%	$1,429.2	100%	$1,145.1	100%	25%

ORV sales of $581.1 million in the 2012 second quarter increased 20 percent from the second quarter 2011. Year-to-date 2012 ORV sales increased 25 percent from the same period in 2011 to a total of $1,085.7 million. This increase for the quarter and year-to-date periods reflects continued North American market share gains for both ATVs and side-by-side vehicles. North American consumer ORV unit retail sales for Polaris were up more than 15 percent from the second quarter last year, with side-by-side vehicle retail sales climbing over 20 percent and ATV retail sales up nearly 10 percent. North American ORV dealer inventories were up low double digits percent from the second quarter of 2011, in support of continued strong retail demand for side-by-side vehicles. Sales of ORVs outside of North America decreased eight percent compared to the second quarter 2011, due to weaker international economic conditions and an unfavorable currency impact resulting from the strong U.S. dollar. For the 2012 second quarter, the average ORV per unit sales price increased one percent over last year’s comparable period primarily as a result of the increased sales of higher priced side-by-side vehicle models.

Snowmobile sales increased 30 percent during the 2012 second quarter to $8.9 million compared to the second quarter of 2011. For the year-to-date period, snowmobile sales were $13.5 million, a 14 percent decrease compared to the same period last year. Historically, the first half of the year is slow for snowmobile shipments to dealers. The North American snowmobile industry finished the selling season in March 2012 with retail sales down less than five percent compared to the prior season, in spite of unusually warm weather and minimal snowfall in many parts of the U.S. Snowbelt regions. Polaris’ retail snowmobile sales for the selling season were about even with the prior year season’s results, resulting in market share gains in North America. The sales increase in the second quarter 2012 compared to the prior year period is partially due to a mix of higher priced products being shipped during 2012 second quarter compared to the second quarter of 2011, resulting in a seven percent increase in second quarter 2012 per unit sales price over last year’s comparable period. Deliveries to dealers ramp up in the second half of the calendar year before the snowmobile retail selling season begins in earnest.

Sales of the On-Road Vehicles division, which is comprised primarily of Victory motorcycles, but also includes Indian motorcycles and our GEM and Goupil electric vehicles, increased 110 percent over second quarter 2011 to $64.7 million. Year-to-date 2012 On-Road Vehicle sales increased 71 percent compared to the comparable period of 2011, to a total of $129.4 million. North American industry heavyweight cruiser and touring motorcycle retail sales increased low single digits percent during the 2012 second quarter as compared to the prior year’s second quarter. Over the same period, Victory North American unit retail sales increased over 10 percent, once again gaining market share. North American Victory dealer inventory increased over 2011 levels to support the sales increases, market share gains and new product launches of the Victory Judge™ and Victory Hard-Ball™. Polaris sales of On-Road Vehicles to customers outside of North America, now including Goupil, increased over 130 percent during the 2012 second quarter compared to the prior year’s second quarter. The 2011 acquisitions of Indian, GEM and Goupil contributed over one-third of the $33.8 million and $53.6 million On-Road Vehicles second quarter and year-to-date sales growth, respectively. The average per unit sales price for the On-Road Vehicles division in the 2012 second quarter increased ten percent compared to the second quarter 2011, primarily due to shipments of higher priced GEM and Goupil electric vehicles during the 2012 second quarter.

PG&A sales increased 15 percent during the second quarter of 2012 compared to the same period in 2011. Year-to-date PG&A sales increased nine percent compared to the same period in 2011. The increase in the second quarter and year-to-date sales was primarily driven by higher ORV and Victory motorcycle related PG&A sales.

Sales by geographic region were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
($ in millions)	2012	Percent of Total Sales	2011	Percent of Total Sales	Dollar Percent Change	2012	Percent of Total Sales	2011	Percent of Total Sales	Dollar Percent Change
United States	$530.0	70%	$420.3	69%	26%	$1,019.0	71%	$790.6	69%	29%
Canada	113.9	15%	83.4	14%	37%	189.3	13%	159.2	14%	19%
Other foreign countries	111.5	15%	104.2	17%	7%	220.9	16%	195.3	17%	13%

Total Sales	$755.4	100%	$607.9	100%	24%	$1,429.2	100%	$1,145.1	100%	25%

Significant regional trends were as follows:

United States:

Net sales in the United States for the second quarter of 2012 increased 26 percent compared to the second quarter of 2011. Net sales in the United States during the six months ended June 30, 2012, increased 29 percent compared to the same period in 2011. An increase in shipments of ORV and On-Road Vehicles and market share gains accounted for the increase for the second quarter and year-to-date periods. The United States represented 70 percent and 71 percent of total Company sales in the 2012 second quarter and year-to-date periods compared to 69 percent of total Company sales for both the 2011 second quarter and year-to-date periods, respectively.

Canada:

Canadian sales increased 37 percent for the 2012 second quarter compared to the same period in 2011. Year-to-date, Canadian sales increased 19 percent compared to the same period in 2011. Increased volume was the primary contributor for the increase in sales in both the quarter and year-to-date periods, offset by currency rate movements having an unfavorable six percent and four percent impact on sales for the 2012 second quarter and year-to-date periods compared to the same periods in 2011, respectively. Canada represented 15 percent and 13 percent of total Company sales for the 2012 second quarter and year-to-date periods, compared to 14 percent of total Company sales for both the 2011 second quarter and year-to-date periods, respectively.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased seven percent for the 2012 second quarter compared to the same period in 2011. Year-to-date, sales in other foreign countries increased 13 percent compared to the same period last year. The increase was driven by the additional sales from the Goupil acquisition as well as higher sales of Victory motorcycles and a 38 percent increase in Asia/Pacific region sales, somewhat offset by lower ORV sales in the second quarter 2012, primarily in Europe, due to sluggish economic conditions and weak currencies relative to the U.S. dollar. Currency rate movements had an unfavorable five percent and three percent impact on sales for the 2012 second quarter and year-to-date periods compared to the same periods in 2011, respectively. Other foreign countries represented 15 percent and 16 percent of total Company sales for the 2012 second quarter and year-to-date periods, compared to 17 percent of total Company sales for both the second quarter and year-to-date periods in 2011, respectively.

Cost of Sales:

	Three Months Ended June 30,					Six Months Ended June 30,
($ in millions)	2012	Percent of Total Cost of Sales	2011	Percent of Total Cost of Sales	Change 2012 vs. 2011	2012	Percent of Total Cost of Sales	2011	Percent of Total Cost of Sales	Change 2012 vs. 2011
Purchased materials and services	$476.9	88%	$368.5	86%	29%	$895.9	88%	$691.5	85%	30%
Labor and benefits	41.5	8%	41.0	9%	1%	80.1	8%	80.0	10%	0%
Depreciation and amortization	11.7	2%	13.2	3%	(12)%	24.5	2%	27.7	3%	(12)%
Warranty costs	8.6	2%	7.6	2%	14%	17.0	2%	16.5	2%	3%

Total Cost of Sales	$538.7	100%	$430.3	100%	25%	$1,017.5	100%	$815.7	100%	25%

Percentage of Sales	71.3%		70.8%		+50 basis points	71.2%		71.2%		0 basis points

For both the 2012 second quarter and year-to-date periods, Cost of sales increased 25 percent to $538.7 million and $1,017.5 million compared to $430.3 million and $815.7 million, respectively, in 2011. The increase in Cost of sales for the 2012 second quarter and year-to-date periods resulted primarily from the effect of increases in volume on purchased materials and higher commodity costs offset somewhat by lower depreciation and amortization.

Gross Profit:

The following table reflects gross profit in dollars and as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Gross profit dollars	$216.7	$177.6	22%	$411.7	$329.4	25%

Percentage of Sales	28.7%	29.2%	-50 basis points	28.8%	28.8%	0 basis points

Gross profit, as a percentage of sales, was 28.7 percent and 28.8 percent for the 2012 second quarter and year-to-date periods, respectively, a decrease of 50 basis points and no change from the same periods last year, respectively. Gross profit dollars increased 22 percent and 25 percent to $216.7 million and $411.7 million for the 2012 second quarter and year-to-date periods compared to the same periods in 2011, respectively. The increase in gross profit dollars in the second quarter and year-to-date periods resulted primarily from increased volume, cost savings from the manufacturing realignment project, continued product cost reduction efforts, lower warranty costs and higher selling prices. The gross profit percentage decline in the 2012 second quarter compared to the prior year period was primarily due to unfavorable currency fluctuations which had a negative impact on the gross profit percentage in the second quarter 2012 compared to the second quarter 2011.

Operating expenses:

The following table reflects operating expenses in dollars and as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Selling and marketing	$50.5	$43.4	16%	$95.7	$80.6	19%
Research and development	31.2	25.5	22%	61.7	48.5	27%
General and administrative	32.8	37.3	(12)%	67.7	64.6	5%

Total Operating expenses	$114.5	$106.2	8%	$225.1	$193.7	16%

Percentage of Sales	15.2%	17.5%	-230 basis points	15.8%	16.9%	-110 basis points

Operating expenses for the 2012 second quarter and year-to-date periods increased eight percent and 16 percent to $114.5 million and $225.1 million, respectively, compared to $106.2 million and $193.7 million for the same periods in 2011, respectively. Operating expenses in absolute dollars increased for the 2012 second quarter and year-to-date periods primarily due to increases in research and development expenses and continued infrastructure investments being made in international and adjacent markets. This increase was offset somewhat by lower incentive compensation plan expenses due to stock price changes during the second quarter 2012 compared to the same period in 2011. Operating expenses as a percentage of sales were 15.2 percent and 15.8 percent for the 2012 second quarter and year-to-date periods, respectively, compared to 17.5 percent and 16.9 percent for the same periods in 2011, respectively.

Income from financial services:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Income from financial services	$8.2	$5.5	49%	$15.4	$10.8	42%
Percentage of Sales	1.1%	0.9%	+20 basis points	1.1%	0.9%	+20 basis points

Income from financial services for the second quarter 2012 and year-to-date periods increased 49 percent and 42 percent to $8.2 million and $15.4 million, respectively, compared to $5.5 million and $10.8 million for the same periods in 2011. The increase was primarily due to increased profitability generated from retail credit portfolios with GE, Capital One and Sheffield, and higher income from the dealer inventory financing through Polaris Acceptance. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Interest expense:

Interest expense increased to $1.5 million and $3.0 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $1.5 million for the same periods in 2011, respectively, primarily due to higher interest rates on the private placement senior notes debt issued in May 2011.

Other expense/income, net:

Non-operating other expense was $0.2 million in the second quarter of 2012, as compared to $1.6 million in the second quarter of 2011. Year-to-date non-operating other income was $2.4 million compared to $1.6 million for the same period in 2011. The change for the quarter and year-to-date periods was primarily the result of foreign currency exchange rate movements and the resulting effects on foreign currency transactions related to the Company’s foreign subsidiaries.

Provision for income taxes:

The income tax provision for the second quarter 2012 was recorded at a rate of 35.8 percent of pretax income compared to 34.4 percent of pretax income for the second quarter 2011. Year-to-date the income tax provision for 2012 was recorded at a rate of 35.5 percent compared to 34.5 percent of pretax income for the 2011 year-to-date period. The higher income tax rate for the 2012 second quarter and year-to-date periods is primarily due to the United States Congress not yet extending the research and development income tax credit as of June 30, 2012.

Reported Net Income:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions except per share data)	2012	2011	Change	2012	2011	Change
Net Income	$69.8	$48.7	43%	$129.9	$96.0	35%
Diluted Net Income per share	$0.98	$0.68	44%	$1.83	$1.35	36%

Reported net income for the second quarter 2012 was $69.8 million, or $0.98 per diluted share, compared to $48.7 million or $0.68 per diluted share for the second quarter 2011. Year-to-date 2012 reported net income was $129.9 million, or $1.83 per diluted share, compared to $96.0 million, or $1.35 per diluted share, for the 2011 period. The increase for the 2012 second quarter and year-to-date periods is primarily due to strong retail sales demand for our products and continued market share gains.

Weighted Average Shares Outstanding:

The weighted average diluted shares outstanding for both the second quarter ended June 30, 2012 and 2011, was 71.2 million shares. For the 2012 year-to-date period, the weighted average diluted shares outstanding of 71.0 million, was relatively flat compared to the 70.9 million average for the comparable 2011 period.

Cash Dividends:

We paid a $0.37 per share dividend on June 15, 2012 to shareholders of record on June 1, 2012. On July 25, 2012, our Board of Directors declared a regular cash dividend of $0.37 per share payable on September 17, 2012 to holders of record of such shares at the close of business on August 31, 2012.

Liquidity and Capital Resources

Our primary sources of funds have been cash provided by operating activities and borrowings under our credit arrangements. Our primary uses of funds have been for repayments under the credit agreement, repurchase and retirement of common stock, capital investment and new product development, acquisitions, and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 ($ in millions):

	For the Six Months Ended June 30,
	2012	2011	Change
Total cash (used for) provided by:
Operating activities	$78.4	$61.8	$16.6
Investing activities	(39.8)	(64.7)	24.9
Financing activities	(73.7)	(130.6)	56.9
Impact of currency translation on cash balances	(0.9)	1.7	(2.6)

Decrease in cash and cash equivalents	$(36.0)	$(131.8)	$95.8

Operating activities:

Net cash provided by operating activities totaled $78.4 million for the six months ended June 30, 2012 compared to $61.8 million net cash provided by operating activities in the first six months of 2011. The $16.6 million increase in net cash provided by operating activities for the six months ended June 30, 2012 is primarily the result of higher net income in 2012, partially offset by a higher investment in working capital, largely due to higher factory inventory compared to the same period in 2011.

Investing activities:

Net cash used for investing activities was $39.8 million for the six months of 2012 compared to $64.7 million for the same period in 2011. The $24.9 million decrease in cash used for investing activities for the six months ended June 20, 2012, is primarily the result of $28.0 million in cash used for the acquisitions of businesses, net of cash acquired, in the 2011 period compared to $0.4 million used in the 2012 period. The primary use of cash for the first six months of 2012 and 2011 was the investment of $41.6 million and $40.6 million, respectively, for the purchase of property and equipment, including new product development tooling.

Financing activities:

Net cash used for financing activities was $73.7 million for the first six months of 2012 compared to $130.6 million in the same period in 2011. We paid cash dividends of $50.7 million and $30.7 million in the six months ended June 30, 2012 and 2011, respectively. Common stock repurchased during the first six months of 2012 and 2011 totaled $48.6 million and $32.9 million, respectively. Proceeds from the issuance of stock under employee plans were $14.7 million and $23.1 million for the six months ended June 30, 2012 and 2011, respectively.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in August 2016. There were no borrowings under the revolving loan at June 30, 2012.

In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 16 percent and 18 percent at June 30, 2012 and 2011, respectively.

Additionally, at June 30, 2012, we had letters of credit outstanding of $11.6 million primarily related to purchase obligations for raw materials.

Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 72.1 million shares have been repurchased cumulatively from 1996 through June 30, 2012. We repurchased 688,000 shares of our common stock for $48.6 million during the first six months of 2012, which increased earnings per share by one cent. We have authorization from our Board of Directors to repurchase up to an additional 2.9 million shares of our common stock as of June 30, 2012. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.

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

We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at June 30, 2012 was $41.7 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Polaris’ exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and Securitized Receivables. For calendar year 2012, the potential 15 percent aggregate repurchase obligation is approximately $78.9 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended its Polaris Acceptance partnership agreement through February 2017 with similar terms to the previous agreement.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the accompanying consolidated statements of income. At June 30, 2012, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $579.1 million, a 27 percent increase from $454.8 million at June 30, 2011. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.

In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC manages the Polaris private label revolving credit card program under the StarCard label. The current agreement expires in October 2013. Our income generated from the HSBC agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. We have not experienced any changes, and do not expect any changes going forward, in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One.

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

Inflation and Foreign Exchange Rates

Commodity inflation has had an impact on our results of operations in the second quarter of 2012. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time.

During 2011, purchases totaling approximately six percent of our Cost of sales were from yen-denominated suppliers. Our Cost of sales in the second quarter ended June 30, 2012 was negatively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2011. At June 30, 2012, we had $20.8 million open foreign currency contracts to purchase Japanese yen in place for the balance of 2012 with an average exchange rate of approximately 80.50 Japanese yen to U.S. dollar. In view of current exchange rates, we anticipate that the Japanese yen-U.S. dollar exchange rate will have a slightly positive impact on Cost of sales for the remainder of 2012 when compared to the same periods in the prior year.

With the increased production at our Monterrey, Mexico facility our costs in Mexican Peso have increased significantly. We began hedging the Mexican Peso in the second quarter 2012. Cost of sales was positively impacted by the Mexican peso-U.S. dollar exchange rate during the second quarter 2012. At June 30, 2012, we had $15.2 million open foreign currency contracts to purchase Mexican pesos in place for the balance of 2012 and 2013 with an average exchange rate of approximately 14.01 Mexican peso to U.S. dollar. In view of current exchange rates, we anticipate that the Mexican peso-U.S. dollar exchange rate will have a slightly positive impact on Cost of sales for the remainder of 2012.

We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar has unfavorably impacted sales and gross margin levels in the second quarter and year-to-date periods ended June 30, 2012 when compared to the same periods in 2011. At June 30, 2012, we had open foreign exchange hedging contracts to sell Canadian dollars in place through December 2012. The notional amount for 2012 contracts is $75.2 million at an average exchange rate of approximately 1.01 U.S. Dollar to Canadian dollar. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar-U.S. dollar exchange rate will have a negative impact on sales and net income for the remainder of 2012 when compared to the same periods in the prior year.

We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. At June 30, 2012, we had open foreign exchange contracts in place to purchase Euros through June 2013. The notional amounts totaled $16.1 million with an average exchange rate of 1.37 U.S. dollar to the Euro. In addition, at June 30, 2012, we have open foreign exchange hedging contracts to sell Swedish Krona and Australian Dollar in place through December 2012. The open Swedish Krona contracts had notional amounts totaling $2.4 million with an average exchange rate of approximately 0.15 U.S. dollar to the Swedish Krona. The open Australian Dollar contracts had notional amounts totaling $5.9 million with an average exchange rate of approximately 1.03 U.S. dollar to Australian dollar. The relationship of the U.S. dollar in relation to the other foreign currencies, combined, resulted in a negative impact on the gross margin levels in the second quarter ended June 30, 2012 when compared to the same periods in 2011. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the exchange rates for other foreign currencies will have a negative impact on sales and net income for the remainder of 2012 when compared to the same periods in the prior year.

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

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, diesel fuel, natural gas, and petroleum-based resins. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2012, there were derivative contracts in place to hedge a portion of our aluminum and diesel fuel exposures during 2012 and 2013. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2012 when compared to the same periods in the prior year.

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

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her Complaint, Plaintiff alleges that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleges that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. Plaintiff is seeking general, special, and punitive damages. The case is currently scheduled for trial on November 7, 2012. Management believes the claim to be without merit and intends to defend vigorously against this action but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to us or that the defense of the suit or its outcome will not have a material adverse effect on our financial condition or results of operations.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2012	—	—	—	3,544,000
May 1 — 31, 2012	12,000	$74.87	12,000	3,532,000
June 1 — 30, 2012	591,000	$70.89	591,000	2,941,000

Total	603,000	$70.97	603,000	2,941,000

(1)	The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 72.1 million shares have been repurchased cumulatively from 1996 through June 30, 2012. This Program does not have an expiration date.

Item 4 — Mine Safety Disclosures

Not Applicable

Item 6 — Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective October 24, 2011, incorporated by reference to Exhibit 3.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

3.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.a	Certification of Chief Executive Officer — Section 302

31.b	Certification of Chief Financial Officer — Section 302

32.a	Certification of Chief Executive Officer — Section 906

32.b	Certification of Chief Financial Officer — Section 906

101	The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and sixth month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: July 31, 2012	/S/ SCOTT W. WINE
Scott W. Wine Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2012	/S/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)