Form 10-K
period 2012-12-31
POLARIS INDUSTRIES INC/MN
filed 2013-02-28
CIK 931015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,888,017,000 as of June 30, 2012, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.

As of February 15, 2013, 68,440,462 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2012 (the “2012 Annual Report”) furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K.

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 25, 2013 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2013 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

POLARIS INDUSTRIES INC.

2012 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. We design, engineer and manufacture Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, and On-Road Vehicles, including motorcycles and Small Vehicles (SV), together with the related replacement Parts, Garments and Accessories (PG&A). These products are sold through dealers and distributors principally located in the United States, Canada and Europe. Sales of ORVs, Snowmobiles, On-Road Vehicles, and PG&A accounted for the following approximate percentages of our sales for the years ended December 31:

	ORVs	Snowmobiles	On-Road	PG&A
2012	69%	9%	8%	14%
2011	69%	11%	5%	15%
2010	69%	10%	4%	17%

Industry Background

Off-Road Vehicles. Our ORVs include core ATVs and RANGER® and RZR® side-by-side vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. Side-by-side vehicles are multi-passenger off-road, all-terrain vehicles that can carry up to six passengers in addition to cargo. ORVs are used for recreation, in such sports as fishing and hunting, for utility purposes on farms, ranches, construction sites, and for certain military applications.

ATVs were introduced to the North American market in 1971 by Honda Motor Co., Ltd. (“Honda”). Other Japanese motorcycle manufacturers, including Yamaha Motor Corporation (“Yamaha”), Kawasaki Motors Corp. (“Kawasaki”), and Suzuki Motor Corporation (“Suzuki”), entered the North American ATV market in the late 1970’s and early 1980’s. We entered the ATV market in 1985, Arctic Cat Inc. (“Arctic Cat”) entered in 1995 and Bombardier Recreational Products Inc. (BRP) entered in 1998. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which limited industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The ATV industry then grew each year in North America from 1990 until 2005, but had declined each year from 2005 until 2011, primarily due to weak overall economic conditions and a move to side-by-side vehicles, until returning to growth in 2012. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2012 world-wide industry sales increased two percent from 2011 levels with approximately 419,000 ATVs sold worldwide.

We estimate that the side-by-side vehicle market sales increased approximately 13 percent during 2012 over 2011 levels with an estimated 353,000 side-by-side vehicles sold worldwide. The side-by-side market is up primarily due to continued innovation by existing and new manufacturers. The main competitors for our RANGER and RZR side-by-side vehicles are Deere & Company (“Deere”), Kawasaki, Yamaha, Arctic Cat, Kubota Tractor Corporation (“Kubota”), Honda and BRP.

We estimate that total off-road vehicle industry sales for 2012, which includes core ATVs and side-by-side vehicles, increased six percent from 2011 levels with approximately 772,000 units sold worldwide.

Snowmobiles. In the early 1950’s, a predecessor to Polaris produced a “gas powered sled” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954.

Originally conceived as a utility vehicle for northern, rural environments, over time the snowmobile gained popularity as a recreational vehicle. From the mid-1950’s through the late 1960’s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. From 1984 to 1997 the industry grew to approximately 260,000 units before gradually declining to its current level. We estimate that during the season ended March 31, 2012, industry sales of snowmobiles on a worldwide basis were approximately 131,000 units, down approximately three percent from the previous season.

On-Road Vehicles. Polaris’ On-Road Vehicles consist of Victory® and Indian® motorcycles and small vehicles. Heavyweight motorcycles are utilized as a mode of transportation as well as for recreational purposes. There are four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the motorcycle market in 1998 with an initial Victory product in the cruiser segment. We entered the touring segment in 2000. United States industry retail cruiser sales more than doubled from 1996 to 2006; however, the motorcycle industry declined in 2007 through 2010 due to weak overall economic conditions. The motorcycle industry has rebounded with growth in 2011 and 2012. We estimate that the combined 1,400cc and above cruiser and touring market segments increased two percent in 2012 compared to 2011 levels with approximately 173,000 heavyweight cruiser and touring motorcycles sold in the North American market. In 2011, we purchased the Indian Motorcycle brand to complement our Victory brand of motorcycles. Other major cruiser and touring motorcycle manufacturers include BMW of North America, LLC (“BMW”), Triumph, Harley Davidson, Inc., Honda, Yamaha, Kawasaki and Suzuki.

We introduced our initial SV product, the Polaris Breeze®, in 2009, which was an electric powered vehicle primarily used in master planned communities in the Sunbelt United States. In 2011, we ceased production of the Breeze line of products and made two SV acquisitions, Global Electric Motorcars LLC (GEM) and Goupil Industries S.A. (“Goupil”). Both of these acquisitions complement our growing small vehicle product line. We estimate the target market for small electric vehicles at approximately $4.0 billion in 2012, which includes master planned communities and golf courses, light duty hauling, people movers and urban/suburban commuting. Other major small electric vehicle manufacturers include Textron Inc.’s “E-Z-GO,” Ingersoll-Rand Plc.’s “Club Car,” and Yamaha and JH Global Services, Inc.’s “StarCar”.

Products

Off-Road Vehicles. We entered the ORV market in 1985 with an ATV. We currently produce four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, we introduced our first youth ATV models. In 1998, we introduced the Polaris RANGER, a six-wheeled off-road side-by-side utility vehicle and in 2000, we introduced a four-wheeled version of the RANGER utility vehicle. In 2004, we introduced a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. In 2007, we introduced our first recreational side-by-side vehicle, the RANGER RZR®, and our first six-passenger side-by-side vehicle, the RANGER Crew®. Our standard line of military and government vehicles for 2013 consists of 7 models at suggested United States retail prices ranging from approximately $7,000 to $35,000. Our full line of ORVs beyond military vehicles consists of 35 models, including two-, four- and six-wheel drive general purpose, recreational and side-by-side models, with 2013 model year suggested United States retail prices ranging from approximately $2,000 to $22,000.

Most of our ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift on-the-fly design. Our ORVs have four-cycle engines and both shaft and concentric chain drive. In 2003, we introduced the industry’s first electronic fuel injected ATV, the Sportsman® 700 EFI. In 2005, we introduced the industry’s first independent rear suspension on a sport ATV named the Outlaw®. In 2007, we introduced the RANGER RZR, a big bore recreational side-by-side model. In 2008, we celebrated the one millionth unit sale of our Sportsman ATV family, which has been the industry leading big bore ATV for 14 years, by introducing the 100 percent redesigned Sportsman XP®. In 2008, we also introduced an extension of our recreational side-by-side vehicle with the introduction of the RANGER RZR S®. In 2009, we introduced our first all-electric side-by-side vehicle, the RANGER EV. In 2010, we introduced our first four-seat recreational side-by-side, the RANGER RZR 4®, a mid-sized RANGER side-by-side with increased power, a four-person mid-sized RANGER Crew and a RANGER powered by our first 24 horsepower diesel engine. In addition, shipments to Bobcat Company (“Bobcat”) of the differentiated utility vehicle produced by us for Bobcat, began in 2010. In 2011, we added to our lineup of recreational vehicles with the addition of the mid-sized RANGER RZR® 570 and an extreme performance RZR, the RANGER RZR XP® 900. In 2012, we introduced a re-engineered RANGER utility vehicle, the RANGER XP® 900, added the mid-sized RANGER 800, and added the powerful sport styled Scrambler® XP 850 ATV.

Snowmobiles. We produce a full line of snowmobiles consisting of 28 models, ranging from youth models to utility and economy models to performance and competition models. The 2013 model year suggested United States retail prices range from approximately $2,700 to $12,300. Polaris snowmobiles are sold principally in the United States, Canada and Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. We believe that we were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, we introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles. In 2009, we introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSH®.

On-Road Vehicles. In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory brand name. In 2008, we introduced our first luxury touring models, the Victory Vision®. In 2009, we expanded our touring product line to include the Victory Cross Roads® and Cross Country® models. In 2011, we acquired Indian Motorcycle Company, America’s first motorcycle company. Our 2013 model year line of motorcycles for both Victory and Indian consists of 20 models with suggested U.S. retail prices ranging from approximately $12,500 to $37,900. In 2009, we introduced our first SV, the Polaris Breeze. In 2011, we ceased production of the Breeze electric vehicles and acquired GEM and Goupil complement our small vehicle product line. GEM addresses the people mover segment of low emission vehicles and Goupil, a French company, addresses the light duty hauling segment. GEM has 6 SV models with retail pricing ranging from $7,800 to $13,500. Goupil has two base platforms that are modular and can be configured to meet numerous custom needs from park and garden maintenance to delivery and street cleaning. Prices range from $25,000 to $35,000, depending on model and application.

Parts, Garments and Accessories. We produce or supply a variety of replacement parts and accessories for our product lines. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel for our product lines including helmets, jackets, bibs and pants, leathers and hats. In 2012, we acquired Teton Outfitters, LLC (d/b/a Klim), which specializes in premium technical riding gear for the snowmobile and motorcycle industries. Polaris and Klim apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under the Polaris and Klim brand names.

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

Manufacturing and Distribution Operations

Our products are assembled at our original manufacturing facility in Roseau, Minnesota and at our facilities in Spirit Lake, Iowa, and its surrounding areas, Osceola, Wisconsin, Monterrey, Mexico, and Bourran, France. Since our product lines incorporate similar technology, substantially the same equipment and personnel are employed in their production. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and balancing and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Our work force is familiar with the use, operation and maintenance of the products since many employees own the products we manufacture. In 1991, we acquired a manufacturing facility in Osceola, Wisconsin to manufacture component parts previously produced by third-party suppliers. In 1994, we acquired a manufacturing facility in Spirit Lake, Iowa in order to expand our assembly capacity. Certain operations, including engine assembly and the bending of frame tubes, seat manufacturing, drivetrain and exhaust assembly and stamping, had been conducted at the Osceola, Wisconsin facility. In 1998, Victory motorcycle production began at our Spirit Lake, Iowa facility. The production process in Spirit Lake includes welding, finish painting, and final assembly. In 2002, we completed an expansion and renovation of our Roseau manufacturing facility, which resulted in increased capacity and enhanced production flexibility. In 2010, we announced plans to realign our manufacturing operations. We have created manufacturing centers of excellence for Polaris products by enhancing the existing Roseau and Spirit Lake production facilities and have established a new manufacturing facility in Monterrey, Mexico, which became operational in mid-2011 that assembles ORVs and certain engines. This realignment led to the sale of part of our Osceola, Wisconsin manufacturing operations, moving frame tube bending into Roseau and Monterrey, and outsourcing some operations including seat manufacturing and stamping. Several of the engines used in our vehicles continue to be manufactured in Osceola. With the acquisition of Goupil, we acquired additional manufacturing operations for their product line in Bourran, France. GEM vehicles and Indian motorcycles are both manufactured in facilities in Spirit Lake, Iowa, and its surrounding areas.

Pursuant to informal agreements between us and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in 1985 and remains a supplier of engines to us. Fuji develops such engines to our specific requirements.

In addition, we had entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, we made an investment for a 40 percent ownership position in Robin, which built engines in the United States for recreational and industrial products. The Robin facility was closed in 2011 as the production volume of engines made at the facility had declined significantly in recent years. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Robin agreement.

We have been designing and producing our own engines for select models of snowmobiles since 1995, for all Victory motorcycles since 1998, and for select ORV models since 2001. Consistent with 2011, during 2012 approximately 60 percent of the total vehicles we produced were powered by engines designed and assembled by us.

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

We maintain sales and administration facilities in Medina and Plymouth, Minnesota; Rigby, Idaho; Winnipeg, Canada; Passy, France; Askim, Norway; Ostersund, Sweden; Birmingham, United Kingdom; Griesheim, Germany; Barcelona, Spain; Derrimut, Australia; Shanghai, China; Rolle, Switzerland; Sao Paulo, Brazil; and New Delhi, India. Our primary PG&A distribution facilities are in Vermillion, South Dakota, and Rigby, Idaho, which distribute PG&A products to our North American dealers. We have various other locations around the world that distribute PG&A to our international dealers and distributors.

Production Scheduling

We produce and deliver our products throughout the year based on dealer, distributor and customer orders. Beginning in 2008, we began testing a new dealer ordering process called Maximum Velocity Program (MVP) with select dealers in North America, where ORV orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar MVP process, but on a less frequent ordering cycle. Effective in the second half of 2010, the MVP process is being utilized by all North American ORV dealers. Prior to the MVP process, most ORV orders were taken from North American dealers twice a year, in the summer and late winter. International distributor ORV orders are taken throughout the year. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. Effective in the second half of 2012, we began utilizing our Retail Flow Management (RFM) ordering system for Victory motorcycles. The RFM system allows dealers to order daily, create a segment stocking order, and eventually reduce order fulfillment times to what we expect will be less than 18 days. Prior to RFM, Victory motorcycle dealers would place annual orders in the summer after meetings with dealers. For non-MVP and RFM dealers and products, units are built to order each year, subject to fluctuations in market conditions and supplier lead times. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production.

Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We generally manufacture ORVs, motorcycles and SV’s year round. We have the ability to mix production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing

Our products are sold through a network of approximately 1,650 independent dealers in North America, through 15 subsidiaries and 80 distributors in over 100 countries outside of North America.

We sell our snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of our snowmobiles also distribute our ORVs. At the end of 2012, approximately 650 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike our primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, we also sell our ORVs through lawn and garden and farm implement dealers.

With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China, India and Brazil, sales of our products in Europe and other offshore markets are handled through independent distributors. In 1999, we acquired certain assets of our distributor in Australia and New Zealand and distribute our products to the dealer network in those countries through a wholly-owned subsidiary. During 2000, we acquired our distributor in France and distribute our products to our dealer network in France through a wholly-owned subsidiary. In 2002, we acquired certain assets of our distributors in the United Kingdom, Sweden and Norway and distribute our products to our dealer networks in these countries. During 2007, we established a wholly-owned subsidiary in Germany and distribute our products directly to our dealer network in Germany. In 2008, we established a wholly-owned subsidiary in Spain and distribute our products directly to our dealer network in Spain. In 2010, we established wholly-owned subsidiaries in China and Brazil and distribute our products directly to the dealer network in those countries. In 2011, we established a wholly-owned subsidiary in India to sell direct to dealers. Additionally in 2011 and 2012, we acquired GEM and Goupil in the Small Vehicles division and Klim in the PG&A division, which have their own dealer/distributor relationships established. See Notes 1 and 13 of Notes to Consolidated Financial Statements for further discussion of international operations.

Victory and Indian motorcycles are distributed directly through independently owned authorized dealers, except in Melbourne and Sydney, Australia where we have Company-owned retail stores. We have a high quality dealer network for our other product lines from which many of the approximately 450 current North American Victory dealers were selected. Indian motorcycles currently has 23 dealers, but that number is expected to grow dramatically as the Indian brand motorcycles are re-launched for model year 2014 in the second half of calendar 2013. In 2005, we began selling Victory motorcycles in the United Kingdom. Since 2005, we have been gradually expanding our international sales of Victory motorcycles, primarily in Europe and Australia. We expect to further expand our motorcycle dealer network over the next few years in North America and internationally for both Victory and Indian motorcycles. The GEM and Goupil businesses each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 280 dealers and Goupil sells direct to customers in France and through several dealers and distributors for markets outside France. Polaris ceased production of the Breeze electric vehicles in 2011.

Dealers and distributors sell Polaris’ products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. We believe a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary. In addition, we sell military and other Polaris vehicles directly to military and government agencies and other national accounts and we supply a highly differentiated side-by-side vehicle branded Bobcat to their dealerships in North America.

In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Under the partnership agreement, we have a 50 percent equity interest in Polaris Acceptance. We do not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company (GE) and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (GECDF). No significant change in the Polaris Acceptance relationship resulted from the change of ownership from TDF. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. See Notes 4 and 8 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

We have arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland and New Zealand) to provide floor plan financing for our dealers. A majority of our United States sales of snowmobiles, ORVs, motorcycles, SVs and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units. However, there can be no assurance that this will continue to be the case. If necessary, we will adjust our sales return allowance at the time of sale should we anticipate material repurchases of units financed through the finance companies. See Note 8 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages our private label credit card program under the StarCard label for the purchase of Polaris products. During 2010, Polaris and HSBC extended the term of the agreement on similar terms to October 2013. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. Polaris has not experienced any changes, and does not expect any changes going forward, in the contractual terms governing the StarCard program as a result of the sale, other than an assignment to Capital One. See Note 8 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.

In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. In October 2010, we extended our installment credit agreement with Sheffield to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles. In November 2010, we extended our installment credit contract with GE Bank to March 2016 under which GE Bank will provide exclusive installment credit lending for Victory motorcycles. See Note 8 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.

We promote the Polaris brand among the riding and non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. We currently license the production and sale of a range of items, including die cast toys, ride-on toys and numerous other products.

We sell clothing and accessories through our e-commerce sites purepolaris.com and klim.com.

Our marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of our dealers and distributors. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive in order to accelerate retail sales to consumers and gain market share. We advertise our products directly to consumers using print advertising in the industry press and in user group publications and on billboards, television, radio, and the internet. We also provide media advertising and partially underwrite dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, we produce promotional films for our products, which are available to dealers for use in the showroom or at special promotions. We also provide product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.

We expended approximately $210.4 million, $178.7 million, and $142.4 million for sales and marketing activities in 2012, 2011 and 2010, respectively.

Engineering, Research and Development, and New Product Introduction

We have approximately 550 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland. We believe Polaris was the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” all-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system to ORVs and the use of electronic fuel injection for ORVs.

We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing by our testing teams and for the planning of manufacturing procedures. In addition, we maintain numerous test facilities where each of the products is extensively tested under actual use conditions. We utilize our 127,000 square-foot research and development facility in Wyoming, Minnesota for engineering, design and development personnel for our line of engines and powertrains, ORVs, Victory and Indian motorcycles, and SV’s. The total cost of the facility was approximately $35.0 million when it was completed in 2005. In 2012, we began a project to expand the Wyoming, Minnesota facility, which will more than double the size of the original facility by the end of 2013. In 2010, we acquired Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles. In 2011, we acquired GEM and Goupil which included research and development for their respective product lines.

We expended approximately $127.4 million, $105.6 million, and $84.9 million for research and development activities in 2012, 2011 and 2010, respectively.

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

Investment in KTM Power Sports AG

In 2005, we purchased a 25 percent interest in Austrian motorcycle manufacturer KTM and began several important strategic projects with KTM intended to strengthen the competitive position of both companies and provide tangible benefits to our respective customers, dealers, suppliers and shareholders. Additionally, Polaris and KTM’s largest shareholder, Cross Industries AG (“Cross”), entered into an option agreement, which provided that, under certain conditions in 2007, either Cross could purchase our interest in KTM or, alternatively, we could purchase Cross’ interest in KTM. In December 2006, Polaris and Cross cancelled the option agreement and entered into a share purchase agreement for the sale by us of approximately 1.38 million shares of KTM, or approximately 80 percent of our investment in KTM, to a subsidiary of Cross. The agreement provided for completion of the sale of the KTM shares in two stages. In the first half of 2007, we completed both stages of our sale of KTM shares generating proceeds of $77.1 million. After the completion of the sale of the KTM shares, we held ownership of approximately 0.34 million shares, representing slightly less than five percent of KTM’s outstanding shares. During the first quarter of 2009, we determined that the decline in the market value of the KTM shares owned by us was other than temporary; therefore, we recorded the decrease in the fair value of the investment as a charge to the income statement in the first quarter of 2009 totaling $9.0 million. During the second quarter 2010, we determined that the further decline in the market value of the KTM shares owned by us was other than temporary and, therefore, we recorded a $0.8 million decrease in the fair value of the investment. In the third quarter of 2010, we sold our remaining investment in KTM and recorded a gain on securities available for sale of $1.6 million.

Competition

The off-road vehicle, snowmobile, motorcycle and small vehicle markets in the United States, Canada and other global markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Polaris.

We believe that our products are competitively priced and our sales and marketing support programs for dealers are comparable to those provided by our competitors. Our products compete with many other recreational products for the discretionary spending of consumers, and to a lesser extent, with other vehicles designed for utility applications.

Product Safety and Regulation

Safety regulation. The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety. The Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to ATVs, snowmobiles and off-road side-by-side vehicles. The National Highway Transportation Safety Administration (NHTSA) has federal oversight over product safety issues related to on-road motorcycles and small vehicles.

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

In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs in the United States to comply with the American National Standards Institute (ANSI) safety standard developed by the Specialty Vehicle Institute of America (SVIA). This standard was previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect through the voluntary agreement with the CPSC. We believe that our products comply with the ANSI/SVIA standard and we have had an action plan filed with the CPSC since 1998 when the consent decree expired. We do not believe the law will negatively affect our business to any greater degree than those of our competitors who are subject to the same mandatory standards.

The Act also includes a provision that requires the CPSC to complete the ATV rulemaking process it started in August 2006 and issue a final rule regarding ATV safety. The Act requires the CPSC to evaluate certain matters in the final rule, including the safety of the categories of youth ATVs as well as the need for safety standards or increased safety standards for suspension, brakes, speed governors, warning labels, marketing and dynamic stability.

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

On August 12, 2011, the United States President signed into law an amendment to the Act (“Amendment”), which exempts off-highway vehicles from the lead content provision and requires the CPSC to issue a final rule regarding ATV safety within one year. Our youth ATVs and snowmobiles therefore are no longer subject to the lead content requirements. The lead paint requirements in the Act remain in effect. We believe all our products comply with the lead paint requirements. The CPSC has not yet issued a final rule regarding ATV safety.

We are a member of the Recreational Off-Highway Vehicle Association (ROHVA), which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (ROVs). Since early 2008, ROHVA has been engaged in a comprehensive process for developing a voluntary standard for equipment, configuration and performance requirements of ROVs through ANSI. Comments on the draft standard were actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention, and other safety performance criteria, was approved and published by ANSI in March 2010. The standard was then immediately opened for maintenance and revision in accordance with the ANSI process to evaluate additional safety provisions.

In October 2009, the Consumer Product Safety Commission published an advance notice of proposed rulemaking regarding ROVs. Our RANGER and RZR side-by-side vehicles are included in the ROV category. In its notice, the CPSC stated that it was reviewing the risk of injury associated with ROVs and beginning a rule-making procedure under the Consumer Product Safety Act. The CPSC also noted the draft ANSI standard developed by ROHVA and expressed concerns with the draft standard in the areas of vehicle stability, vehicle handling, and occupant retention and protection. Through ROHVA, we submitted written comments and a technical response to the CPSC notice. Through ROHVA, we also met with CPSC Commissioners and staff on several occasions during 2010, 2011, and 2012 to provide updates on ROHVA’s efforts to address CPSC concerns through changes to the voluntary ANSI standard relating to stability, occupant retention and warnings. Comments on these changes were solicited from the CPSC and other stakeholders as part of the ANSI process. The revised standard, which includes dynamic stability, occupant retention, and warning requirements, was approved and published by ANSI in July 2011. We are unable to predict the outcome of the CPSC rule-making procedure and the ultimate impact of the procedure or any resulting rules on our business and operating results.

We are a member of the International Snowmobile Manufacturers Association (ISMA), a trade association formed to promote safety in the manufacture and use of snowmobiles, among other things. ISMA members include all of the major snowmobile manufacturers. The ISMA members are also members of the Snowmobile Safety and Certification Committee, which promulgated voluntary sound and safety standards for snowmobiles that have been adopted as regulations in some states of the United States and in Canada. These standards require testing and evaluation by an independent testing laboratory. We believe that our snowmobiles have always complied with safety standards relevant to snowmobiles.

Motorcycles and SVs are subject to federal vehicle safety standards administered by NHTSA and are also subject to various state vehicle equipment standards. We believe that our motorcycles and SVs have complied with applicable federal and state safety standards.

Our products are also subject to international standards related to safety in places where we sell our products outside the United States. We believe that our motorcycles, SVs, ATVs, off-road side-by-side vehicles and snowmobiles have complied with applicable safety standards in the United States and other international locations.

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

Emissions. The federal Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) have adopted emissions regulations applicable to our products.

The CARB has emission regulations for ATVs and off-road side-by-side vehicles that we already meet. In 2002, the EPA established new corporate average emission standards effective for model years 2006 and later, for off-road recreational vehicles, including ATVs, off-road side-by-side vehicles and snowmobiles. We have developed engine and emission technologies along with our existing technology base to meet current and future requirements, including chassis-based emission requirements that become effective in model year 2014. In 2008, the EPA announced its intention to issue a future rulemaking on snowmobiles in or around 2010 and any new emission standards under this rule would be effective after model year 2012. No further rulemaking activity has followed.

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

Our products are also subject to international laws and regulations related to emissions in places where we sell our products outside the United States. Europe currently regulates emissions from certain of our ATV-based products and motorcycles and these products meet such requirements. Canada’s emission regulations for motorcycles are similar to those in the United States. Canada has also finalized regulations that essentially adopt the United States emission standards for ATVs, off-road side-by-side vehicles and snowmobiles. These regulations are now in effect and Polaris complies with the applicable requirements. The European Commission in 2012 updated its proposed new regulations that could apply to certain of the Company’s motorcycles and ATV-based products as early as 2016. The details of these future EU regulations have not been finalized.

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

Employees

Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2012, on a worldwide basis, we employed an average of approximately 4,500 full-time persons, a 15 percent increase from 2011. Approximately 1,900 of our employees are salaried. We consider our relations with our employees to be excellent.

Available Information

Our Internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors and our Code of Business Conduct and Ethics. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on our website is not part of this report.

Forward-Looking Statements

This 2012 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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

Executive Officers of the Registrant

Set forth below are the names of our executive officers as of February 10, 2013, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	45	Chairman of the Board of Directors and Chief Executive Officer
Bennett J. Morgan	49	President and Chief Operating Officer
Michael W. Malone	54	Vice President—Finance and Chief Financial Officer
Todd-Michael Balan	43	Vice President—Corporate Development
Stacy L. Bogart	49	Vice President—General Counsel, Compliance Officer and Secretary
Michael D. Dougherty	45	Vice President—Asia Pacific and Latin America
Stephen L. Eastman	48	Vice President—Parts, Garments and Accessories
William C. Fisher	58	Vice President and Chief Information Officer
Matthew J. Homan	41	Vice President—Europe, Middle East, Africa and Small Vehicles
Michael P. Jonikas	52	Vice President—Snowmobiles, Sales and Corporate Marketing
Suresh Krishna	44	Vice President—Global Operations and Integration
David C. Longren	54	Vice President—Off-Road Vehicles and Off-Road Vehicles Engineering
James P. Williams	50	Vice President—Human Resources

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Wine joined Polaris Industries Inc. as Chief Executive Officer on September 1, 2008, and was named Chairman of the Board of Directors in January 2013. Prior to joining Polaris, Mr. Wine was President of Fire Safety Americas, a division of United Technologies, a provider of high technology products and services to the building systems and aerospace industries, from 2007 to August 2008. Prior to that, Mr. Wine held senior leadership positions at Danaher Corp. in the United States and Europe from 2003 to 2007, including President of its Jacob Vehicle Systems and Veeder-Roots subsidiaries, and Vice President and General Manager, Manufacturing Programs in Europe. From 1996 to 2003, Mr. Wine held a number of operations and executive posts, both international and domestic with Allied Signal Corporations’ Aerospace Division.

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

Mr. Dougherty has been Vice President—Asia Pacific and Latin America since August 2011. Mr. Dougherty joined the company in 1998 as International Sales Manager, and has held several positions, including Vice President of Global New Market Development and Vice President and General Manager of the ATV Division during his tenure. Prior to Polaris, Mr. Dougherty was employed at Trident Medical International, a trading company.

Mr. Eastman joined Polaris in February 2012 as Vice President—Parts, Garments and Accessories. Prior to joining Polaris, Mr. Eastman was President of Target.com for Target Corporation, a general merchandise retailer, from July 2008 to October 2011. Prior to that, Mr. Eastman held several leadership positions at Target Corporation since 1982 in various areas, including General Merchandising, Consumer Electronics, Inventory Management and Merchandise Planning Operations.

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

Mr. Homan was appointed Vice President—Europe, Middle East, Africa in August 2011 and assumed responsibility for Small Vehicles in December 2012. Prior to this, Mr. Homan was Vice President of the Off-Road Vehicles Division since August 2008, and was General Manager of the Side-by-Side Division since December 2005. Mr. Homan joined Polaris in 2002 as Director of Marketing for the ATV Division. Prior to working at Polaris, Mr. Homan spent nearly seven years at General Mills working in various marketing and brand management positions.

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

Mr. Krishna joined Polaris as Vice President—Supply Chain and Integration on March 29, 2010 and was promoted to Vice President—Global Operations and Integration in September 2010. Prior to joining Polaris, Mr. Krishna was Vice President Global Operations, Supply Chain and IT for a division of United Technologies Corporation’ Fire & Security business where he was responsible for significant operations in China, Mexico, United States and Europe from August 2007 to March 2010. Prior to United Technologies Corporation, Mr. Krishna worked for Diageo, a global producer of famous drink brands, as Vice President Supply Chain for their North American business from February 2002 to July 2007.

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

Because of the high cost of product liability insurance premiums and the historically insignificant amount of product liability claims paid by us, we were self-insured from 1985 to 1996 and from 2002 to 2012. From 1996 to 2002, and beginning again in late 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded our self-insured retention levels. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.

We had a product liability reserve accrued on our balance sheet of $19.0 million at December 31, 2012 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985, motorcycles and side-by-side vehicles prior to 1998, and SV’s prior to 2011, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on the results of operations.

We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles and motorcycles and two years for SVs. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

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

The snowmobile, off-road vehicle, motorcycle and small vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers, and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.

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

The changing relationships of primarily the United States dollar to the Canadian dollar, the Euro, the Mexican peso, the Japanese yen and certain other foreign currencies have from time to time had a negative impact on our results of operations because fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

Our business may be sensitive to economic conditions that impact consumer spending.

Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect our sales growth and profitability. In addition, we have a financial services partnership arrangement with a subsidiary of General Electric Company that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2012, our maximum aggregate repurchase obligation was approximately $78.9 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.

Failure to establish and maintain the appropriate level of dealers and distributor relationships or weak economic conditions impacting those relationships may negatively impact our business and operating results.

We distribute our products through numerous dealers and distributors and rely on them to retail our products to the end customers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our dealers and distributors. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.

We depend on suppliers, financing sources and other strategic partners who may be sensitive to economic conditions that could affect their businesses in a manner that adversely affects their relationship with us.

We source component parts and raw materials through numerous suppliers and have relationships with a limited number of sources of product financing for our dealers and consumers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our suppliers or financing sources, or if uncertainty about the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us.

Retail credit market deterioration and volatility may restrict the ability of our retail customers to finance the purchase of our products and adversely affect our income from financial services.

We have arrangements with each of Capital One, Sheffield and GE Bank to make retail financing available to consumers who purchase our products in the United States. During 2012, consumers financed approximately 34 percent of the vehicles we sold in the United States through the Capital One revolving retail credit, and Sheffield and GE Bank installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected.

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

The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products. We may not be able to pass along any price increases in our raw materials to our customers. As a result, an increase in the cost of raw materials, commodities, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our profitability.

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

Fourteen percent of our total sales are generated outside of North America, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.

We currently manufacture our products in the United States, Mexico, and France. We sell our products throughout the world and maintain sales and administration facilities in the United States, Canada, France, Norway, Sweden, United Kingdom, Switzerland, Germany, Spain, Australia, China, Brazil and India. Our primary distribution facilities are in Vermillion, South Dakota, and Rigby, Idaho, which distribute PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors and one of our significant engine suppliers is located in Japan. Our total sales outside North America were 14 percent, 16 percent, and 15 percent of our total sales for fiscal 2012, 2011, and 2010, respectively. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total sales. Several factors, including weakened international economic conditions, could adversely affect such growth. In 2013, we intend to begin construction of a manufacturing facility in Europe. The expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Some of the countries in which we manufacture and/or sell our products, or otherwise have an international presence, are to some degree subject to political, economic and/or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological, and other resources. While we expended $127.4 million, $105.6 million, and $84.9 million for research and development efforts in 2012, 2011 and 2010, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The following sets forth the Company’s material facilities as of December 31, 2012:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	717,800
Monterrey, Mexico	Wholegoods manufacturing	Leased	425,000
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	303,000
Milford, Iowa	Wholegoods manufacturing	Leased	129,000
Osceola, Wisconsin	Component parts manufacturing	Owned	188,800
Osceola, Wisconsin	Engine manufacturing	Owned	97,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000
Wyoming, Minnesota	Research and development facility	Owned	127,000
Burgdorf, Switzerland	Research and development facility	Leased	13,600
Vermillion, South Dakota	Distribution center	Owned	385,000
Vermillion, South Dakota	Distribution center	Leased	33,000
Rigby, Idaho	Distribution center and office facility	Owned	54,600
Roseau, Minnesota	Warehouse (various locations)	Leased	39,100
Spirit Lake, Iowa	Warehouse (various locations)	Leased	70,000
St. Paul, Minnesota	Wholegoods distribution	Leased	160,000
Brooklyn Park, Minnesota	Wholegoods distribution	Leased	40,000
E. Syracuse, New York	Wholegoods distribution	Leased	40,000
Redlands, California	Wholegoods distribution	Leased	85,000
Nashville, Tennessee	Wholegoods distribution	Leased	37,500
Irving, Texas	Wholegoods distribution	Leased	126,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Antwerp, Belgium	Wholegoods distribution	Leased	50,000
Yichun, China	Wholegoods distribution	Owned	35,000
Plymouth, Minnesota	Office facility	Leased	30,000
Winnipeg, Canada	Office facility	Leased	15,000
Askim, Norway	Office facility	Leased	10,800
Barcelona, Spain	Office facility	Leased	4,300
Birmingham, United Kingdom	Office facility	Leased	6,500
Griesheim, Germany	Office facility	Leased	3,200
Rolle, Switzerland	Office facility	Leased	8,000
Shanghai, China	Office facility	Leased	1,400
New Delhi, India	Office facility	Leased	2,500
Sao Paulo, Brazil	Office and distribution facility	Leased	15,100
Derrimut, Australia	Office and distribution facility	Leased	14,000
Ostersund, Sweden	Office and distribution facility	Leased	14,300
Passy, France	Office and distribution facility	Leased	10,000
Melbourne, Australia	Retail store	Leased	9,600
Sydney, Australia	Retail store	Leased	13,000

We own substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines and paint lines) used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for our products. We believe our current manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs. We expect a significant amount of capital expenditures in 2013 which will expand our Product Development Center near Wyoming, Minnesota, expand our current manufacturing facilities and begin construction of a European manufacturing facility in anticipation of the capacity and capability requirements of expected future growth.

Item 3. Legal Proceedings

On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her Complaint, Plaintiff alleges that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleges that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. Plaintiff is seeking general, special, and punitive damages. The case has been referred to and accepted by the Long Cause Division for trial, but a trial judge has not yet been assigned and no date has been set for trial. Management believes the claim to be without merit and intends to defend vigorously against this action, but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to us or that the defense of the suit or its outcome will not have a material adverse effect on our financial condition or results of operations.

We are involved in a number of other legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2012 Annual Report is incorporated herein by reference. On February 15, 2013, the last reported sale price for shares of our common stock on the New York Stock Exchange was $85.88 per share.

STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: Russell 2000 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2007 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.

Assumes $100 Invested at the close on December 31, 2007

Assumes Dividend Reinvestment

Fiscal Year Ended December 31, 2012

	2007	2008	2009	2010	2011	2012
Polaris Industries Inc.	$100.00	$62.28	$99.58	$183.00	$267.28	$409.72
Russell 2000 Index	100.00	66.20	84.18	106.80	102.33	119.06
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	40.64	66.90	93.47	105.57	146.77

Comparison of 5-Year Cumulative Total Return Among

Polaris Industries Inc., Russell 2000 Index and Recreational Vehicles Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris during the fourth quarter of the fiscal year ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2012	—	—	—	2,816,000
November 1–30, 2012	149,000	$81.96	149,000	2,667,000
December 1–31, 2012	686,000	82.09	686,000	1,981,000

Total	835,000	$82.07	835,000	1,981,000

(1)	The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.0 million shares have been repurchased cumulatively from 1996 through December 31, 2012. This Program does not have an expiration date.

Item 6. Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All periods presented reflect the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations. Per share data has been adjusted to give effect of all stock splits through 2012.

11-Year Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2012	2011	2010	2009	2008	2007
Statement of Operations Data
Sales Data:
Total sales	$3,209.8	$2,656.9	$1,991.1	$1,565.9	$1,948.3	$1,780.0
Percent change from prior year	21%	33%	27%	-20%	9%	7%
Sales mix by product:
Off-Road Vehicles	69%	69%	69%	65%	67%	67%
Snowmobiles	9%	11%	10%	12%	10%	10%
On-Road Vehicles	8%	5%	4%	3%	5%	6%
Parts, Garments and Accessories	14%	15%	17%	20%	18%	17%
Gross Profit Data:
Total gross profit	$925.3	$740.6	$530.2	$393.2	$445.7	$393.0
Percent of sales	28.8%	27.9%	26.6%	25.1%	22.9%	22.1%
Operating Expense Data:
Total operating expenses	$480.8	$414.7	$326.3	$245.3	$284.1	$262.3
Percent of sales	15.0%	15.6%	16.4%	15.7%	14.6%	14.7%
Operating Income Data:
Total operating income	$478.4	$349.9	$220.7	$165.0	$182.8	$176.0
Percent of sales	14.9%	13.2%	11.1%	10.5%	9.4%	9.9%
Net Income Data:
Net income from continuing operations	$312.3	$227.6	$147.1	$101.0	$117.4	$112.6
Percent of sales	9.7%	8.6%	7.4%	6.5%	6.0%	6.3%
Diluted net income per share from continuing operations	$4.40	$3.20	$2.14	$1.53	$1.75	$1.55
Net income	$312.3	$227.6	$147.1	$101.0	$117.4	$111.7
Diluted net income per share	$4.40	$3.20	$2.14	$1.53	$1.75	$1.54
Cash Flow Data:
Cash flow provided by continuing operations	$416.1	$302.5	$297.9	$193.2	$176.2	$213.2
Purchase of property and equipment for continuing operations	103.1	84.5	55.7	43.9	76.6	63.7
Repurchase and retirement of common stock	127.5	132.4	27.5	4.6	107.2	103.1
Cash dividends to shareholders	101.5	61.6	53.0	50.2	49.6	47.7
Cash dividends per share	$1.48	$0.90	$0.80	$0.78	$0.76	$0.68
Balance Sheet Data (at end of year):
Cash and cash equivalents	$417.0	$325.3	$393.9	$140.2	$27.2	$63.3
Current assets	1,017.8	875.0	808.1	491.5	443.6	447.6
Total assets	1,486.5	1,228.0	1,061.6	763.7	751.1	769.9
Current liabilities	631.0	586.3	584.2	343.1	404.8	388.2
Long-term debt	104.3	104.6	100.0	200.0	200.0	200.0
Shareholders’ equity	690.5	500.1	371.0	204.5	137.0	173.0

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2006	2005	2004	2003	2002
Statement of Operations Data
Sales Data:
Total sales	$1,656.5	$1,869.8	$1,773.2	$1,552.4	$1,468.2
Percent change from prior year	-11%	5%	14%	6%	3%
Sales mix by product:
Off-Road Vehicles	67%	66%	66%	67%	64%
Snowmobiles	10%	14%	16%	15%	20%
On-Road Vehicles	7%	5%	4%	4%	2%
Parts, Garments and Accessories	16%	15%	14%	14%	14%
Gross Profit Data:
Total gross profit	$359.4	$411.0	$416.6	$356.0	$324.6
Percent of sales	21.7%	22.0%	23.5%	22.9%	22.1%
Operating Expense Data:
Total operating expenses	$238.4	$244.7	$242.7	$206.0	$181.8
Percent of sales	14.4%	13.1%	13.7%	13.3%	12.4%
Operating Income Data:
Total operating income	$168.1	$205.0	$205.9	$173.5	$157.5
Percent of sales	10.1%	11.0%	11.6%	11.2%	10.7%
Net Income Data:
Net income from continuing operations	$112.8	$137.7	$132.3	$115.2	$107.1
Percent of sales	6.8%	7.4%	7.5%	7.4%	7.3%
Diluted net income per share from continuing operations	$1.36	$1.57	$1.49	$1.29	$1.14
Net income	$107.0	$136.7	$99.9	$106.3	$99.4
Diluted net income per share	$1.29	$1.56	$1.12	$1.19	$1.06
Cash Flow Data:
Cash flow provided by continuing operations	$152.8	$162.5	$237.1	$162.5	$195.8
Purchase of property and equipment for continuing operations	52.6	89.8	88.8	59.2	52.3
Repurchase and retirement of common stock	307.6	132.3	66.8	73.1	76.4
Cash dividends to shareholders	50.2	47.0	38.9	26.7	25.3
Cash dividends per share	$0.62	$0.56	$0.46	$0.31	$0.28
Balance Sheet Data (at end of year):
Cash and cash equivalents	$19.6	$19.7	$138.5	$82.8	$81.2
Current assets	393.0	374.0	465.7	387.7	343.7
Total assets	778.8	770.6	792.9	674.2	614.4
Current liabilities	361.4	375.6	405.2	330.5	313.5
Long-term debt	250.0	18.0	18.0	18.0	18.0
Shareholders’ equity	167.4	377.0	368.1	325.7	282.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2012, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

In 2012, we recorded our third straight year of record sales and net income, with sales doubling over the last three years and net income tripling over the same period. This growth is fueled by innovative new products leading to market share growth in every product category, remaining the market share leader in side-by-side vehicles, and for the first time ever becoming the North American ATV market share leader in 2012. The overall North American Powersports industry continued its positive trend with modest growth in 2012. Our North America retail sales to consumers increased approximately 14% in 2012, helping to drive total full year Company sales up 21% to a record $3.21 billion. Despite the global economy remaining difficult, continued market share growth in ORVs and Victory motorcycles led to a nine percent increase in international sales including a 21 percent increase in the Asia Pacific/Latin America regions.

Full year earnings reflect the success of our margin expansion efforts, as we delivered a 110 basis point increase in net income margin to a record 9.7 percent of sales. This increase came while we continued to invest in numerous longer-term diversification and growth opportunities. The combination of increased sales growth and expanding gross margins drove net income up 37 percent to $312.3 million, with diluted earnings per share increasing 38 percent to a record $4.40 per share.

Throughout 2012, we continued to invest in both product development and strategic initiatives. The investments made have positioned us well for the launch of the new Indian motorcycle and jointly developed product with Bobcat in 2013, and supported our continued growth in the small vehicle industry with GEM and Goupil. In addition, in the fourth quarter of 2012, we acquired Klim, a market leader in the design, development, and distribution of premium technical riding gear for the snowmobile and motorcycle segments. During 2012, we also established a joint venture with Eicher Motors Limited, which intends to design, develop, and manufacture a full range of new vehicles for India and other emerging markets.

Global Market Leadership is a focus for our core and adjacent businesses, with our goal for international sales to customers outside of North America being to generate at least 33 percent of total Company sales by 2018. We continued to grow international market share in ORVs and motorcycles in 2012, with sales growth experienced in each of Europe, Latin America, and Asia Pacific regions. Our planned investment in a manufacturing facility in Europe during 2013 and strategic investments such as Eicher, positions us well to continue our international growth in the coming years.

On January 31, 2013, we announced that our Board of Directors approved a 14 percent increase in the regular quarterly cash dividend to $0.42 per share for the first quarter of 2013, representing the 18th consecutive year of increased dividends to shareholders. This increase reflects the continued momentum and potential of our business and the strength of our balance sheet.

Results of Operations

Sales:

Sales were $3,209.8 million in 2012, a 21 percent increase from $2,656.9 million in sales for the same period in 2011. The following table is an analysis of the percentage change in total Company sales for 2012 compared to 2011 and 2011 compared to 2010:

	Percent Change in Total Company Sales for the Years Ended December 31
	2012 vs. 2011	2011 vs. 2010
Volume	18%	24%
Product mix and price	4%	7%
Currency	(1%)	2%

	21%	33%

Volume for 2012 and 2011 increased 18 and 24 percent compared to 2011 and 2010, respectively. The volume increase in 2012 and 2011 is primarily due to the Company shipping more ORVs and on-road vehicles, and related PG&A items to dealers than during the prior years, as consumer retail demand and market share increased for our products. Product mix and price increased for both 2012 and 2011 compared to the respective prior years primarily due to the increased shipments of side-by-side vehicles to dealers in both periods. Side-by-side vehicles typically have a higher selling price than our other ORV products. Increased sales of Victory motorcycles also contributed to the improved mix of products in 2012 and 2011 compared to the respective prior years.

Total company sales by product line are as follows:

	For the Year Ended December 31,
($ in millions)	2012	Percent of Total Sales	2011	Percent of Total Sales	Percent Change 2012 vs. 2011	2010	Percent of Total Sales	Percent Change 2011 vs. 2010
Off-Road Vehicles	$2,225.8	69%	$1,822.3	69%	22%	$1,376.4	69%	32%
Snowmobiles	283.0	9%	280.1	11%	1%	188.9	10%	48%
On-Road Vehicles	240.2	8%	146.3	5%	64%	81.6	4%	79%
PG&A	460.8	14%	408.2	15%	13%	344.2	17%	19%

Total Sales	$3,209.8	100%	$2,656.9	100%	21%	$1,991.1	100%	33%

ORV sales of $2,225.8 million in 2012, which includes core ATV and RANGER and RZR side-by-side vehicles, increased 22 percent from 2011. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings. Polaris’ North American ORV unit retail sales to consumers increased mid-teens percent for 2012 compared to 2011, with ATV unit retail sales growing mid-single digits percent and side-by-side vehicle unit retail sales increasing more than 20 percent over the prior year. North American dealer inventories of ORVs increased 26 percent from 2011, in support of continued strong retail demand for side-by-side vehicles and incremental new market segments. ORV sales outside of North America decreased six percent in 2012 compared to a year ago, primarily due to weak demand in Europe. Despite decreased sales outside of North America, we have widened our market share leadership in ORVs worldwide in 2012 compared to 2011. For 2012, the average ORV per unit sales price increased two percent over 2011’s per unit sales price, primarily as a result of the increased sales of higher priced side-by-side vehicle models.

ORV sales of $1,822.3 million in 2011, which includes core ATV and RANGER and RZR side-by-side vehicles, increased 32 percent from 2010. This increase reflected continued market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings and good growth in military and shipments to Bobcat. Polaris’ North American ORV unit retail sales to consumers increased mid-teens percent for 2011 compared to 2010, with ATV unit retail sales growing single digits percent and side-by-side vehicle unit retail sales increasing mid-twenties percent over the prior year. North American dealer inventories of ATVs declined, decreasing eight percent from 2010. Side-by-side North American dealer inventories for 2011 were up mid-teens percent to accommodate the strong retail demand. ORV sales outside of North America increased 37 percent in 2011 compared to 2010. Given the growth in our ORV business worldwide, we widened our market share leadership in ORVs in 2011 compared to 2010.

Snowmobile sales increased one percent to $283.0 million for 2012 compared to 2011. This increase is primarily due to increased market share in North America driven by the success of model year 2013 new product introductions. Sales of snowmobiles to customers outside of North America, principally the Scandinavian region and Russia, increased nine percent as compared to 2011. Unit sales price in 2012 was flat when compared to 2011.

Snowmobile sales increased 48 percent to $280.1 million for 2011 compared to 2010. This increase is primarily due to significantly reduced snowmobile dealer inventory levels entering the 2011 – 2012 selling season compared to the prior year and the success of model year 2012 new product introductions resulting in increased orders from dealers. Sales of snowmobiles to customers outside of North America, principally the Scandinavian region and Russia, also experienced sales growth in 2011 compared to 2010.

Sales of On-Road Vehicles, which is comprised primarily of Victory motorcycles, but also includes Indian motorcycles and our GEM and Goupil SVs, increased 64 percent to $240.2 million for 2012 compared to 2011. The 2012 sales increase reflects an increase of Victory North American unit retail sales to consumers over ten times the North American heavyweight cruiser and touring motorcycle industry percentage growth rate. North American Victory dealer inventory increased over 2011 levels to support the sales increases, market share gains, new dealer additions and our new RFM ordering system. When fully implemented, the new RFM ordering system will allow dealers to place more frequent orders based on retail sell-through along with encouraging display of each Victory model. Sales of On-Road Vehicles to customers outside of North America increased over 100 percent due to increased market share gains of our Victory motorcycles and the 2011 acquisitions of GEM and Goupil. The 2011 acquisitions of Indian, GEM, and Goupil contributed approximately one-third of the on-road incremental 2012 sales when compared to 2011. The average per unit sales price for On-Road Vehicles in 2012 increased six percent compared to 2011, primarily due to shipments of higher priced Goupil vehicles during 2012.

Sales of On-Road Vehicles increased 79 percent to $146.3 million for 2011 compared to 2010. In 2011, On-Road Vehicle sales were comprised of Victory and Indian brand motorcycles, as well as the Company’s SV sales of GEM and Goupil. The 2011 sales increase reflects increased Victory North American unit retail sales to consumers of 22 percent and international Victory motorcycle sales up significantly during 2011 when compared to 2010, resulting in continued market share gains. The North American heavyweight cruiser and touring motorcycle industry increased mid-single digits percent during 2011. Consumer demand remained strong for Victory’s newest models, the Cross Country Tour and the Victory Hard-Ball. The increase in On-Road Vehicle sales in 2011 also benefited from the SV acquisitions of GEM and Goupil which occurred in 2011.

PG&A sales increased 13 percent to $460.8 million for 2012 compared to 2011. Sales of PG&A to customers outside of North America increased 16 percent during 2012 compared to 2011. The sales increase in 2012 was driven by increased sales in all product lines and product categories driven by the addition of over 250 model year 2013 accessories, and higher PG&A related sales to owners of the Company’s large installed base of vehicles. The acquisition of Klim late in the 2012 fourth quarter did not have a significant impact on the 2012 PG&A sales results.

PG&A sales increased 19 percent to $408.2 million for the full year 2011 compared to 2010. The increase in 2011 was primarily due to increased ORV and Victory motorcycle related PG&A sales including strong international growth. During 2011, we continued to innovate with over 200 accessories introduced for new model year vehicles.

Sales by geographic region for the 2012, 2011 and 2010 year end periods were as follows:

	For the Year Ended December 31,
($ in millions)	2012	Percent of Total Sales	2011	Percent of Total Sales	Percent Change 2012 vs. 2011	2010	Percent of Total Sales	Percent Change 2011 vs. 2010
United States	$2,311.0	72%	$1,864.1	70%	24%	$1,405.9	71%	33%
Canada	438.2	14%	368.5	14%	19%	279.3	14%	32%
Other foreign countries	460.6	14%	424.3	16%	9%	305.9	15%	39%

Total Sales	$3,209.8	100%	$2,656.9	100%	21%	$1,991.1	100%	33%

Significant regional trends were as follows:

United States:

Sales in the United States for 2012 increased 24 percent compared to 2011, primarily resulting from higher shipments in ORV and motorcycles due to market share gains driven by innovative products. The United States represented 72 percent, 70 percent and 71 percent of total company sales in 2012, 2011 and 2010, respectively. Sales in the United States for 2011 increased 33 percent compared to 2010, primarily resulting from higher shipments in all product lines due to market share gains driven by innovative products.

Canada:

Canadian sales increased 19 percent in 2012 compared to 2011. Increased volume was the primary contributor for the increase in 2012 due to strong retail sales demand in Canada for our products, partially offset by currency rate movements, which had an unfavorable one percent impact on sales for 2012 compared to 2011. Sales in Canada represented 14 percent of total company sales in 2012, 2011, and 2010. Canadian sales increased 32 percent in 2011 compared to 2010. Fluctuations in the Canadian currency rate compared to the United States dollar accounted for a five percent increase in sales for 2011 compared to 2010. Increased volume was the primary contributor for the remainder of the increase in 2011 due to strong retail sales demand in Canada for our products.

Other Foreign Countries:

Sales in other foreign countries, primarily in Europe, increased nine percent for 2012 compared to 2011. The increase was primarily driven by the additional sales from the Goupil acquisition, higher sales of Victory motorcycles and snowmobiles, and a 21 percent increase in the Asia/Pacific and Latin America region sales. This increase was partially offset by currency rate movements which had an unfavorable two percent impact on sales for 2012 compared to 2011. Sales in other foreign countries, primarily in Europe, increased 39 percent for 2011 compared to 2010. Favorable currency rates accounted for six percent of the increase for the 2011 year compared to 2010. The remainder of the increase was primarily driven by higher volume largely related to market share gains for ORV and Victory motorcycles.

Cost of Sales:

	For the Year Ended December 31,
($ in millions)	2012	Percent of Total Cost of Sales	2011	Percent of Total Cost of Sales	Change 2012 vs. 2011	2010	Percent of Total Cost of Sales	Change 2011 vs. 2010
Purchased materials and services	$2,008.9	88%	$1,650.8	86%	22%	$1,208.4	83%	37%
Labor and benefits	177.7	8%	165.5	9%	7%	151.9	10%	9%
Depreciation and amortization	51.8	2%	53.9	3%	(4)%	56.9	4%	(5)%
Warranty costs	46.1	2%	46.2	2%	—	43.7	3%	6%

Total Cost of Sales	$2,284.5	100%	$1,916.4	100%	19%	$1,460.9	100%	31%

Percentage of sales	71.2%		72.1%		-90 basis	73.4%		-130 basis
					points			points

For 2012, cost of sales increased 19 percent to $2,284.5 million compared to $1,916.4 million in 2011. The increase in cost of sales in 2012 resulted primarily from the effect of an 18 percent increase in sales volumes on purchased materials and services and labor and benefits offset somewhat by continued product cost reduction efforts in 2012. For 2011, cost of sales increased 31 percent to $1,916.4 million compared to $1,460.9 million in 2010. The increase in cost of sales in 2011 resulted primarily from the effect of a 24 percent sales volume increase and a richer mix of products on purchased materials and services, and labor and benefits offset somewhat by continued product cost reduction efforts in 2011.

Gross Profit:

The following table reflects our gross profit in dollars and as a percentage of sales for the 2012, 2011 and 2010 year end periods:

	For the Year Ended December 31,
($ in millions)	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Gross profit dollars	$925.3	$740.6	25%	$530.2	40%

Percentage of sales	28.8%	27.9%	+90 basis points	26.6%	+130 basis points

For 2012, gross profit dollars increased 25 percent to $925.3 million compared to 2011. Gross profit, as a percentage of sales, increased 90 basis points to 28.8 percent compared to 27.9 percent for 2011. The increase in gross profit dollars and the 90 basis points increase in the gross profit margin percentage in 2012 resulted primarily from continued product cost reduction efforts, production efficiencies on increased volumes, higher selling prices, and ongoing cost savings from the manufacturing realignment project, partially offset by higher sales promotions and unfavorable product mix. For 2011, gross profit dollars increased 40 percent to $740.6 million compared to 2010. Gross profit, as a percentage of sales, increased 130 basis points to 27.9 percent compared to 26.6 percent for 2010. The increase in gross profit dollars and the 130 basis points increase in the gross profit margin percentage in 2011 resulted primarily from continued product cost reduction efforts, production efficiencies on increased volumes, and higher selling prices, partially offset by increasing commodity costs and unfavorable product mix.

Operating Expenses:

The following table reflects our operating expenses in dollars and as a percentage of sales for the 2012, 2011 and 2010 periods:

	For the Year Ended December 31,
($ in millions)	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Selling and marketing	$210.4	$178.7	18%	$142.4	25%
Research and development	127.3	105.6	21%	84.9	24%
General and administrative	143.1	130.4	10%	99.0	32%

Total operating expenses	$480.8	$414.7	16%	$326.3	27%

Percentage of sales	15.0%	15.6%	-60 basis points	16.4%	-80 basis points

Operating expenses for 2012 increased 16 percent to $480.8 million compared to $414.7 million for 2011. Operating expenses as a percentage of sales decreased 60 basis points to 15.0 percent compared to 15.6 percent in 2011. Operating expenses in absolute dollars for 2012 increased primarily due to higher research and development expenses as we invest in growth initiatives and higher selling and marketing expenses due to sales growth, preparation for the Indian motorcycle launch, and implementation of the new go-to-market program for motorcycles. Operating expenses as a percentage of sales decreased in 2012 compared to 2011 due to leverage achieved from the increased sales volume during the year. Operating expenses for 2011 increased 27 percent to $414.7 million compared to $326.3 million for 2010. Operating expenses as a percentage of sales decreased 80 basis points to 15.6 percent compared to 16.4 percent in 2010. Operating expenses in absolute dollars for 2011 increased primarily due to an increase in performance-based incentive compensation plan expenses over 2010 driven by the higher profitability for 2011 and the higher stock price, which reflects our pay for performance compensation philosophy. In addition, incremental investments made in global market expansion and new product development initiatives and acquisitions made in 2011 contributed to the increase in operating expenses in 2011. Operating expenses as a percentage of sales decreased in 2011 compared to 2010 due to leverage achieved from the increased sales volume during the year.

Income from Financial Services:

The following table reflects our income from financial services for the 2012, 2011 and 2010 periods:

	For the Year Ended December 31,
($ in millions)	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Equity in earnings of Polaris Acceptance	$3.9	$4.4	(12%)	$4.6	(4%)
Income from Securitization Facility	11.8	7.7	54%	8.0	(4%)
Income from Capital One, Sheffield and GE Bank retail credit agreements	15.3	9.1	69%	2.4	279%
Income from other financial services activities	2.9	2.9	(1%)	1.9	53%

Total income from financial services	$33.9	$24.1	41%	$16.9	43%

Income from financial services increased 41 percent to $33.9 million in 2012 compared to $24.1 million in 2011. The increase was primarily due to increased profitability generated from retail credit arrangements with Sheffield, GE, and Capital One, an 11 percent increase in the retail credit volume, and higher income from dealer inventory financing through the Securitization Facility. Income from financial services increased 43 percent to $24.1 million in 2011 compared to $16.9 million in 2010. The increase was primarily due to increased profitability generated from the retail credit arrangements with GE, Capital One and Sheffield and a 30 percent increase in the retail credit volume.

Interest Expense:

Interest expense increased to $5.9 million in 2012 compared to $4.0 million in 2011. This increase is due to both sustained increased levels of capital lease obligations and interest bearing long-term senior notes being outstanding throughout all of 2012. Interest expense increased to $4.0 million in 2011 compared to $2.7 million in 2010. This increase is due to higher interest rates on the long-term senior notes issued in May 2011.

Gain on Securities Available for Sale:

The net gain of $0.8 million in 2010 on securities available for sale resulted from a $1.6 million gain on the sale of our remaining investment in KTM during the 2010 third quarter offset by a related non-cash impairment charge of $0.8 million during the 2010 second quarter.

Other (Income) Expense, Net:

Non-operating other (income) expense was $7.5 million of income, $0.7 million of income, and $0.3 million of expense for 2012, 2011 and 2010, respectively. The changes primarily relate to fluctuations of the U.S. dollar and the resulting effects on currency hedging activities, foreign currency transactions, and certain balance sheet positions.

Provision for Income Taxes:

The income tax provision rate was similar for 2012, 2011 and 2010 and reflected an effective rate of 34.9, 34.3, and 32.7 percent of pretax income, respectively. The income tax rate for 2012 was unfavorably impacted by the United States Congress not enacting the 2012 research and development tax credit until January 2013. As a result, the impact of the 2012 research and development tax credit will be recorded in the first quarter 2013 tax provision.

Reported Net Income:

The following table reflects our reported net income for the 2012, 2011 and 2010 periods:

	For the Year Ended December 31,
($ in millions except per share data)	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Net Income	$312.3	$227.6	37%	$147.1	55%

Diluted net income per share	$4.40	$3.20	38%	$2.14	50%

Weighted Average Shares Outstanding:

The weighted average diluted shares outstanding for 2012, 2011 and 2010 were 71.0 million, 71.1 million, and 68.8 million shares, respectively. In 2012, the issuance of shares under employee compensation plans offset market share repurchases under our stock repurchase program, resulting in flat weighted average shares outstanding compared to 2011. The increase in weighted average diluted shares outstanding for 2011 compared to 2010 is due to the issuance of shares under employee compensation plans, and the higher dilutive effect of stock options outstanding due to a higher stock price in 2011 compared to 2010.

Critical Accounting Policies

The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, dealer holdback programs, share-based employee compensation, product warranties and product liability.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer, distributor or other customers. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. We have not historically recorded any significant sales return allowances because we have not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.

Sales promotions and incentives: We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2012 and 2011, accrued sales promotions and incentives were $107.0 million and $81.2 million, respectively, resulting primarily from an increase in the volume of units sold and an increase in the level of dealer inventories in 2012. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.

Dealer holdback programs: Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $86.7 million and $76.5 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Share-based employee compensation: We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance sensitive share-based awards, specifically long-term compensation grants of performance-based restricted stock awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses. At the end of 2012, all long-term incentive program performance based awards were expected to achieve the maximum payout. Fluctuations in our stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in our stock price is recognized in the period of the change, and is reflected in our gross margin and operating expenses. At December 31, 2012, the accrual for liability-based awards outstanding was $86.3 million.

Product warranties: We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles and motorcycles and two years for SVs. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2012 and 2011, the accrued warranty liability was $47.7 million and $44.4 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Product liability: We are subject to product liability claims in the normal course of business. In late 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. We self-insure product liability claims up to the purchased catastrophic insurance coverage. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2012 and 2011, we had accruals of $19.0 million and $16.9 million, respectively, for the probable payment of pending claims related to product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

New Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New Accounting Pronouncements.”

Liquidity and Capital Resources

Our primary sources of funds have been cash provided by operating activities and borrowings under our credit arrangements. Our primary use of funds has been for repayments under our credit arrangements, repurchase and retirement of common stock, capital investments, acquisitions, cash dividends to shareholders and new product development.

The following chart summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31
($ in millions):	2012	2011	Change
Total cash provided by (used for):
Operating activities	$416.1	$302.5	$113.6
Investment activities	(163.0)	(141.1)	(21.9)
Financing activities	(162.5)	(227.5)	65.0
Effect of exchange rate changes on cash balances	1.1	(2.5)	3.6

Increase (decrease) in cash and cash equivalents	$91.7	$(68.6)	$160.3

Operating activities:

For the year ended December 31, 2012, we generated net cash from operating activities of $416.1 million compared to net cash from operating activities of $302.5 million in the same period of 2011, an increase of 38 percent. The $113.6 million increase in net cash provided by operating activities for the year ended 2012 compared to the same period in 2011 is primarily due to an $84.7 million increase in net income, which includes a $14.9 million increase in noncash compensation, and a $27.9 million reduction in net investment in working capital.

Investing activities:

Net cash used for investing activities was $163.0 million for 2012 compared to cash used totaling $141.1 million for 2011. The primary use of cash in 2012 and 2011 was the capital investment in property and equipment of $103.1 million and $84.5 million, respectively. Additionally, during 2012 and 2011, cash was used to complete acquisitions of businesses totaling $41.1 million and $51.9 million, respectively.

Improvements in manufacturing capacity and product development during 2012 included $49.2 million of tooling expenditures for new product development across all product lines. We anticipate that capital expenditures for 2013 will be approximately $200 million, which includes tooling and research equipment, planned capacity expansion projects at each of our North America plants, the expansion of our Product Development Center near Wyoming, Minnesota, and building a new manufacturing plant in Europe.

Financing activities:

Net cash used for financing activities was $162.5 million for 2012 compared to $227.5 million in 2011. In 2012, we used cash for financing activities to pay cash dividends of $101.5 million, repurchase shares of common stock for $127.5 million, and a net repayment of debt totaling $5.0 million, offset by proceeds from stock issuances under employee plans of $41.7 million. In 2011, we used cash for financing activities to pay cash dividends of $61.6 million and repurchase shares of common stock for $132.4 million and a net repayment of debt totaling $102.3 million, offset by proceeds from stock issuances under employee plans of $45.7 million.

In August 2011, Polaris entered into a new $350 million unsecured revolving loan facility. Subsequent to December 31, 2012, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.” The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. There were no borrowings under this revolving loan facility at December 31, 2012 and 2011. Prior to August 2011, we were a party to an unsecured bank agreement comprised of a $250 million revolving loan facility for working capital needs. As part of the previous bank agreement, the we had a $200 million term loan outstanding at December 31, 2010, which was paid off in its entirety in May 2011 with the issuance of the Senior Notes described below and $100 million of cash on hand. In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. We were in compliance with all debt covenants as of December 31, 2012 and 2011.

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

The following table summarizes our significant future contractual obligations at December 31, 2012:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Borrowings under credit agreement:
Senior Notes	$100.0	—	—	—	$100.00
Interest expense senior notes	33.8	$4.4	$8.8	$8.8	11.8
Capital leases	7.3	3.0	3.3	1.0	—
Operating leases	39.0	8.9	12.8	8.5	8.8

Total	$180.1	$16.3	$24.9	$18.3	$120.6

Additionally, at December 31, 2012, we had letters of credit outstanding of $29.4 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $7.1 million and the payments of contingent purchase price related to acquisitions which has a fair value of $12.7 million at December 31, 2012, and is expected to be paid at various times in 2013 through 2017.

Our Board of Directors authorized the cumulative repurchase of up to 75.0 million shares of our common stock through December 31, 2012. Of that total, approximately 73.0 million shares were repurchased cumulatively from 1996 through December 31, 2012. We paid $127.5 million to repurchase and retire approximately 1.6 million shares during 2012. The share repurchase activity during 2012 had a $0.03 beneficial impact on diluted earnings per share for the year ended December 31, 2012. As of December 31, 2012, we have authorization from our Board of Directors to repurchase up to an additional 2.0 million shares of Polaris stock, which represents approximately three percent of the total shares currently outstanding.

We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2012 and 2011, was approximately $981.6 million and $731.3 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.

In 1996, one of our wholly-owned subsidiaries entered into a partnership agreement with a subsidiary of TDF to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of GE and, as a result of that merger, TDF’s name was changed to GECDF. Polaris Acceptance provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a Securitization Facility, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. At December 31, 2012 and 2011, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $601.2 million and $477.6 million, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860 (originally issued as SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books. The two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus Securitized Receivables. Our total investment in Polaris Acceptance at December 31, 2012 and 2011 was $57.0 million and $42.3 million, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase or termination by either party. Substantially all of our United States sales are financed through Polaris Acceptance and the Securitization Facility whereby we receive payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Our investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investments in finance affiliate in the consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the consolidated statements of income. At December 31, 2012, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (excluding the Securitized Receivables) was $166.0 million, an 83 percent increase from $90.8 million at December 31, 2011 as more receivables have been originated outside the securitization facility. Including the Securitized Receivables, the wholesale receivables from dealers in the United States at December 31, 2012 was $767.2 million, a 35 percent increase from $568.4 million at December 31, 2011. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio over the life of the partnership.

In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC manages the Polaris private label credit card program under the StarCard label, providing revolving retail credit for Polaris products. The current agreement expires in October 2013. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. Polaris has not experienced any changes, and does not expect any changes going forward, in the contractual terms governing the StarCard program as a result of the sale, other than an assignment to Capital One. Polaris’ income generated from the Capital One agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

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

In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for Polaris products. In October 2010, Polaris extended its installment credit agreement to February 2016 under which Sheffield will provide exclusive installment credit lending for ORV and Snowmobiles. Polaris’ income generated from the Sheffield agreement has been included as a component of Income from financial services in the accompanying consolidated statements of income.

During 2012, consumers financed approximately 34 percent of our vehicles sold in the United States through the combined Capital One revolving retail credit and GE Bank and Sheffield installment retail credit arrangements, while the volume of revolving and installment credit contracts written in calendar year 2012 was $717.4 million, an 11 percent increase from 2011.

Management believes that existing cash balances, cash flows to be generated from operating activities and available borrowing capacity under the existing $350.0 million line of credit arrangement and the new Master Note Purchase Agreement, will be sufficient to fund operations, regular dividends, share repurchases, and capital expenditure requirements for 2013. At this time, management is not aware of any factors that would have a material adverse impact on cash flow beyond 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates

Commodity inflation has had an impact on our results of operations in 2012. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro and other foreign currencies have also had a material impact from time to time. At December 31, 2012, we had the following open foreign currency contracts for 2013:

Foreign Currency	Notional Amounts (in thousands of US Dollars)	Average Exchange Rate of Open Contracts
Australian Dollar	$11,210	$1.02 to 1 Australian Dollar
Canadian Dollar	99,001	$0.99 to 1 Canadian Dollar
Euro	3,130	$1.28 to 1 Euro
Japanese Yen	49,566	81.60 Yen to $1
Mexican Peso	10,647	13.89 Peso to $1
Swedish Krona	6,524	$0.15 to 1 Krona

During 2012, purchases totaling approximately five percent of our Cost of sales were from yen-denominated suppliers. Our Cost of sales in 2012 was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2011. In view of current exchange rates and currency contracts, we anticipate that the Japanese yen-U.S. dollar exchange rate will have a positive impact on Cost of sales for 2013 when compared to 2012.

With the increased production at our Monterrey, Mexico facility, our Mexican peso denominated costs have increased significantly. We began hedging the Mexican peso in 2012. Cost of sales was negatively impacted by the Mexican peso-U.S. dollar exchange rate during 2012. In view of current exchange rates, we anticipate that the Mexican peso-U.S. dollar exchange rate will have a slightly negative impact on Cost of sales for 2013.

We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar has unfavorably impacted sales and gross margin levels in 2012. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar-U.S. dollar exchange rate will have a roughly neutral impact on sales for 2013.

We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar in relation to the other foreign currencies, combined, resulted in a positive impact on the gross margin levels in 2012 when compared to 2011. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the impact of the exchange rates on sales and gross profit for 2013 when compared to the same periods in the prior year will be negative for the Euro, Swedish krona, and Australian dollar.

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

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including aluminum, steel, petroleum-based resins, certain rare earth metals, and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At December 31, 2012, there were derivative contracts in place to hedge a portion of our aluminum and diesel fuel exposures during 2013. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly positive impact on our gross margins for 2013 when compared to 2012.

We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2012, there was no outstanding balance on the revolving loan.

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

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

Management’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

/S/ Scott W. Wine

Scott W. Wine
Chief Executive Officer

/S/ Michael W. Malone

Michael W. Malone
Vice President—Finance and
Chief Financial Officer

February 28, 2013

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Polaris Industries Inc.

We have audited Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2013

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Shareholders of

Polaris Industries Inc.

We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2013

POLARIS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$417,015	$325,336
Trade receivables, net	119,769	115,302
Inventories, net	344,996	298,042
Prepaid expenses and other	34,039	33,969
Income taxes receivable	15,730	24,723
Deferred tax assets	86,292	77,665

Total current assets	1,017,841	875,037
Property and Equipment:
Land, buildings and improvements	133,688	123,771
Equipment and tooling	557,880	524,382

	691,568	648,153
Less accumulated depreciation	(438,199)	(434,375)

Property and equipment, net	253,369	213,778
Investment in finance affiliate	56,988	42,251
Investment in other affiliates	12,817	5,000
Deferred tax assets	22,389	10,601
Goodwill and other intangible assets, net	107,216	77,718
Other long-term assets	15,872	3,639

Total Assets	$1,486,492	$1,228,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$2,887	$2,653
Accounts payable	169,036	146,743
Accrued expenses:
Compensation	139,140	165,347
Warranties	47,723	44,355
Sales promotions and incentives	107,008	81,228
Dealer holdback	86,733	76,512
Other	73,529	68,856
Income taxes payable	4,973	639

Total current liabilities	631,029	586,333
Long term income taxes payable	7,063	7,837
Capital lease obligations	4,292	4,600
Long-term debt	100,000	100,000
Other long-term liabilities	53,578	29,198

Total liabilities	795,962	727,968

Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,647 and 68,430 shares issued and outstanding	686	684
Additional paid-in capital	268,515	165,518
Retained earnings	409,091	321,831
Accumulated other comprehensive income, net	12,238	12,023

Total shareholders’ equity	690,530	500,056

Total Liabilities and Shareholders’ Equity	$1,486,492	$1,228,024

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Sales	$3,209,782	$2,656,949	$1,991,139
Cost of sales	2,284,485	1,916,366	1,460,926

Gross profit	925,297	740,583	530,213
Operating expenses:
Selling and marketing	210,367	178,725	142,353
Research and development	127,361	105,631	84,940
General and administrative	143,064	130,395	99,055

Total operating expenses	480,792	414,751	326,348
Income from financial services	33,920	24,092	16,856

Operating income	478,425	349,924	220,721
Non-operating expense (income):
Interest expense	5,932	3,987	2,680
Gain on securities available for sale	—	—	(825)
Equity in loss of other affiliates	179	—	—
Other (income) expense, net	(7,529)	(689)	325

Income before income taxes	479,843	346,626	218,541
Provision for income taxes	167,533	119,051	71,403

Net income	$312,310	$227,575	$147,138

Basic net income per share	$4.54	$3.31	$2.20

Diluted net income per share	$4.40	$3.20	$2.14

Weighted average shares outstanding:
Basic	68,849	68,792	66,900
Diluted	71,005	71,057	68,765

The accompanying footnotes are an integral part of these consolidated statements.

Shares outstanding and per share data have been adjusted to give effect to the two-for-one stock split declared on

July 20, 2011, paid on September 12, 2011 to shareholders of record on September 2, 2011.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$312,310	$227,575	$147,138
Other comprehensive income:
Foreign currency translation adjustments, net of tax (expense) benefit of ($182), $6,782, and ($222)	4,124	2,554	3,131
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $2,325, ($2,125), and $256	(3,909)	3,571	(439)
Unrealized gain on available for sale securities, net of tax benefit of $0, $0, and $230	—	—	382

Comprehensive income	$312,525	$233,700	$150,212

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	65,296	$653	$9,990	$191,074	$2,824	$204,541
Employee stock compensation	308	3	18,049			18,052
Proceeds from stock issuances under employee plans	4,066	41	68,064			68,105
Tax effect of exercise of stock options			10,610			10,610
Cash dividends declared ($0.80 per share)				(53,043)		(53,043)
Repurchase and retirement of common shares	(1,202)	(12)	(27,474)			(27,486)
Net income				147,138		147,138
Other comprehensive income					3,074	3,074

Balance, December 31, 2010	68,468	685	79,239	285,169	5,898	370,991
Employee stock compensation	290	3	20,545			20,548
Proceeds from stock issuances under employee plans	2,280	22	45,632			45,654
Tax effect of exercise of stock options			23,120			23,120
Cash dividends declared ($0.90 per share)				(61,585)		(61,585)
Repurchase and retirement of common shares	(2,608)	(26)	(3,018)	(129,328)		(132,372)
Net income				227,575		227,575
Other comprehensive income					6,125	6,125

Balance, December 31, 2011	68,430	684	165,518	321,831	12,023	500,056
Employee stock compensation	174	2	35,418			35,420
Proceeds from stock issuances under employee plans	1,692	17	41,679			41,696
Tax effect of exercise of stock options			29,892			29,892
Cash dividends declared ($1.48 per share)				(101,534)		(101,534)
Repurchase and retirement of common shares	(1,649)	(17)	(3,992)	(123,516)		(127,525)
Net income				312,310		312,310
Other comprehensive income					215	215

Balance, December 31, 2012	68,647	$686	$268,515	$409,091	$12,238	$690,530

The accompanying footnotes are an integral part of these consolidated statements.

Shares outstanding, common stock, additional paid-in-capital, retained earnings and per share data have been adjusted to give effect to the two-for-one stock split declared on July 20, 2011, paid on

September 12, 2011 to shareholders of record on September 2, 2011.

POLARIS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$312,310	$227,575	$147,138
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on securities available for sale	—	—	(825)
Depreciation and amortization	70,580	66,390	66,519
Noncash compensation	35,420	20,548	18,052
Noncash income from financial services	(3,899)	(4,444)	(4,574)
Noncash expense from other affiliates	179	133	1,376
Deferred income taxes	(28,901)	(16,946)	(16,888)
Tax effect of share-based compensation exercises	(29,892)	(23,120)	(10,610)
Changes in operating assets and liabilities:
Trade receivables	2,413	(23,115)	1,111
Inventories	(36,029)	(49,973)	(56,612)
Accounts payable	21,371	27,232	37,580
Accrued expenses	39,269	80,668	107,363
Income taxes payable/receivable	51,120	(1,343)	7,033
Prepaid expenses and others, net	(17,831)	(1,075)	956

Net cash provided by operating activities	416,110	302,530	297,619
Investing Activities:
Purchase of property and equipment	(103,083)	(84,484)	(55,718)
Investment in finance affiliate	(18,400)	(12,588)	(9,173)
Distributions from finance affiliate	7,562	11,950	17,910
Investment in other affiliates	(7,996)	(5,000)	—
Proceeds from sale of investments	—	876	9,601
Acquisition of businesses, net of cash acquired	(41,135)	(51,899)	(4,738)

Net cash used for investment activities	(163,052)	(141,145)	(42,118)
Financing Activities:
Borrowings under senior notes/capital lease obligations	2,437	100,000	—
Repayments under credit agreements/capital lease obligations	(7,478)	(202,333)	—
Repurchase and retirement of common shares	(127,525)	(132,372)	(27,486)
Cash dividends to shareholders	(101,534)	(61,585)	(53,043)
Tax effect of proceeds from share-based compensation exercises	29,892	23,120	10,610
Proceeds from stock issuances under employee plans	41,696	45,654	68,105

Net cash used for financing activities	(162,512)	(227,516)	(1,814)
Impact of currency exchange rates on cash balances	1,133	(2,460)	—

Net increase (decrease) in cash and cash equivalents	91,679	(68,591)	253,687
Cash and cash equivalents at beginning of period	325,336	393,927	140,240

Cash and cash equivalents at end of period	$417,015	$325,336	$393,927

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$5,932	$3,350	$2,813

Income taxes paid	$143,510	$132,088	$81,142

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Polaris Industries Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, and On-Road Vehicles, including motorcycles and Small Vehicles (SV). Polaris products, together with related parts, garments and accessories are sold worldwide through a network of dealers, distributors and its subsidiaries located in the United States, Canada, Switzerland, France, the United Kingdom, Australia, Norway, Sweden, Germany, Spain, China, India and Brazil.

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

The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including the relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2012, 2011 and 2010.

In December 2012, the Company completed an acquisition of Teton Outfitters, LLC (d/b/a Klim). The purchase price totaled approximately $41,200,000, of which approximately $11,061,000 was allocated to goodwill, $19,600,000 to identifiable intangible assets and $10,539,000 to assumed tangible assets, net of liabilities. Included in the acquisition of Klim were borrowings under a credit arrangement of $4,647,000, which was paid and retired by Polaris prior to December 31, 2012. The Company has included the financial results of this acquisition in its consolidated results of operations beginning on the acquisition date in accordance with ASC 805, Business Combinations; however, the impact of this acquisition did not have a material impact on Polaris’ consolidated financial position or results of operations.

Reclassifications: Certain reclassifications of previously reported balance sheet amounts have been made to conform to the current year presentation. The reclassifications had no impact on the consolidated statements of income, or total assets and total liabilities in the consolidated balance sheets, as previously reported.

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

The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge interest rate volatility, foreign currency and commodity transactions. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Non-qualified deferred compensation assets	$15,872	$15,872	—	—

Total assets at fair value	$15,872	$15,872	—	—

Foreign exchange contracts	$(2,617)	—	$(2,617)	—
Commodity contracts	(124)	—	(124)	—
Non-qualified deferred compensation liabilities	(15,872)	$(15,872)	—	—

Total liabilities at fair value	$(18,613)	$(15,872)	$(2,741)	—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Asset (Liability)
Non-qualified deferred compensation assets	$3,639	$3,639	—	—
Foreign exchange contracts	3,578	—	$3,578	—

Total assets at fair value	$7,217	$3,639	$3,578	—

Commodity contracts	$(1,337)	—	$(1,337)	—
Non-qualified deferred compensation liabilities	(3,639)	$(3,639)	—	—

Total liabilities at fair value	$(4,976)	$(3,639)	$(1,337)	—

We measure certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Note 5 for additional information.

Investment in finance affiliate: The caption Investment in finance affiliate in the consolidated balance sheets represents Polaris’ 50 percent equity interest in Polaris Acceptance, a partnership agreement between GE Commercial Distribution Finance Corporation (“GECDF”) and one of Polaris’ wholly-owned subsidiaries. Polaris Acceptance provides floor plan financing to Polaris dealers in the United States. Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as Investment in finance affiliate in the consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of Income from financial services in the consolidated statements of income. Refer to Note 8 for additional information regarding Polaris’ investment in Polaris Acceptance.

Investment in other affiliates: The caption Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. For each investment, Polaris assesses the level of influence in determining whether to account for the investment under the cost method or equity method. For equity method investments, Polaris’ proportionate share of income or losses is recorded in the Consolidated Statements of Income. Polaris will write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-

temporary. No impairments have been recognized on currently held investments. Refer to Note 9 for additional information regarding Polaris’ investment in other affiliates.

Gain on Securities Available for Sale: The net gain of $825,000 in 2010 on securities available for sale resulted from a $1,594,000 gain on the sale of our remaining investment in KTM during the 2010 third quarter offset by a related non-cash impairment charge of $769,000 during the 2010 second quarter. In the first quarter 2009, we recorded a non-cash impairment charge on securities held for sale of $8,952,000 from the decline in the fair value of the KTM shares owned by Polaris as of March 31, 2009, when it was determined that the decline in the fair value of the KTM shares owned by the Company was other than temporary.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31,
	2012	2011
Raw materials and purchased components	$70,552	$61,296
Service parts, garments and accessories	95,110	77,437
Finished goods	196,691	175,252
Less: reserves	(17,357)	(15,943)

Inventories	$344,996	$298,042

Property and equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Fully depreciated tooling is eliminated from the accounting records annually.

Goodwill and other intangible assets: ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with Topic 350, the Company completed an impairment analysis as of December 31, 2012 and 2011. Refer to Note 5 for additional information regarding goodwill and other intangible assets.

Research and Development Expenses: Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses. In the years ended December 31, 2012, 2011, and 2010, Polaris incurred $127,361,000, $105,631,000, and $84,940,000, respectively.

Advertising Expenses: Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2012, 2011, and 2010, Polaris incurred $58,752,000, $48,877,000, and $40,833,000, respectively.

Shipping and Handling Costs: Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.

Product warranties: Polaris provides a limited warranty for its ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles and a two year period for SVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

The activity in the warranty reserve during the years presented is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$44,355	$32,651	$25,520
Additions to warranty reserve through acquisitions	900	2,727	—
Additions charged to expense	46,088	46,217	43,721
Warranty claims paid	(43,620)	(37,240)	(36,590)

Balance at end of year	$47,723	$44,355	$32,651

Sales promotions and incentives: Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Polaris recorded accrued liabilities of $107,008,000 and $81,228,000 related to various sales promotions and incentive programs as of December 31, 2012 and 2011, respectively. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.

Dealer holdback programs: Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by Polaris’ dealers or distributors and, therefore, reduce the amount of sales Polaris recognizes at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on the Company’s balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $86,733,000 and $76,512,000, for dealer holdback programs in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Foreign currency translation: The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies.

The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of Accumulated other comprehensive income in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other (income) expense, net” on our consolidated statements of income. The net Accumulated other comprehensive income related to translation gains and losses was a net gain of $13,669,000 and $9,545,000 at December 31, 2012 and 2011, respectively.

Revenue recognition: Revenues are recognized at the time of shipment to the dealer or distributor or other customers. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 8), have not been material. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.

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

The Company estimates the likelihood and the rate of achievement for performance sensitive share-based awards. Changes in the estimated rate of achievement and fluctuation in the market based stock price can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level and fluctuation in the market based stock price is recognized in the period that the likelihood factor and stock price changes. If adjustments in the estimated rate of achievement and fluctuation in the market based stock price are made, they would be reflected in our gross margin and operating expenses.

Accounting for derivative instruments and hedging activities: ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The net unrealized loss of the derivative instruments of $2,741,000 at December 31, 2012 and the net unrealized gain of $2,241,000 at December 31, 2011 were recorded in the accompanying balance sheets as other current assets or other current liabilities. Polaris’ derivative instruments consist of foreign exchange and commodity contracts discussed below. The after tax unrealized losses on foreign exchange contracts of $1,431,000 and unrealized gains of $2,478,000 as of December 31, 2012 and 2011, respectively, were recorded as components of Accumulated other comprehensive income. The Company’s diesel fuel and aluminum contracts in 2012 and 2011 did not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in Cost of sales. The unrealized gains for the diesel fuel contracts for 2012 and 2011 totaled $108,000 and $160,000, respectively, pretax, and the unrealized losses for the aluminum contracts for 2012 and 2011 totaled $232,000 and $1,497,000, respectively, pretax. Refer to Note 11 for additional information regarding derivative instruments and hedging activities.

Interest rate swap agreements: At December 31, 2012 and 2011, Polaris did not have any outstanding interest rate swaps.

Foreign exchange contracts: Polaris enters into foreign exchange contracts to manage currency exposures of certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Swedish Krona and Australian dollar contracts at settlement are recorded in Non-operating other expense (income). Gains and losses on the Japanese yen, Mexican peso and Euro contracts at settlement are recorded in Cost of sales. Unrealized gains or losses, after tax, are recorded as a component of Accumulated other comprehensive income in Shareholders’ Equity. The fair value of the foreign exchange contracts was a net liability of $2,617,000 as of December 31, 2012 and a net asset of $3,578,000 as of December 31, 2011.

Commodity derivative contracts: Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, diesel fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2012 and 2011, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. These contracts did not meet the criteria for hedge accounting and the resulting unrealized gains and losses are recorded in the consolidated statement of income as a component of Cost of sales. The fair value of the commodity derivative contracts was a net liability of $124,000 and $1,337,000 as of December 31, 2012 and 2011, respectively.

Comprehensive income: Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, and unrealized gains or losses on securities held for sale, net of tax. The Company has chosen to disclose comprehensive income in a separate Consolidated Statements of Comprehensive Income.

New accounting pronouncements: There are no new accounting pronouncements which are expected to have a significant impact on Polaris’ consolidated financial statements.

Note 2. Share-Based Compensation

Share-based plans: The Company grants long-term equity-based incentives and rewards for the benefit of its employees, directors and consultants under the 2007 Omnibus Incentive Plan (the “Omnibus Plan”), which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan (“Broad Based Plan”), the Restricted Stock Plan (“Restricted Plan”) and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and collectively the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 13,500,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares cancelled or forfeited under the Prior Plans.

Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, since 2007 the Company has granted a total of 118,000 deferred stock units to its non-employee directors under the Omnibus Plan (12,000, 16,000 and 20,000 in 2012, 2011 and 2010, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.

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

Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees receive annual grants of common stock equivalents and may also elect to receive additional common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 234,000 equivalents have been earned and an additional 230,000 shares have been issued to retired directors as of December 31, 2012. As of December 31, 2012 and 2011, Polaris’ liability under the plan totaled $19,699,000 and $13,933,000, respectively.

Polaris maintains a long term incentive program under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. Awards granted through 2011 are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle, participants had the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2012 and 2011, Polaris’ liability under the plan totaled $66,586,000 and $93,765,000, respectively. Beginning in 2012, long term incentive program awards are granted in restricted stock units and therefore treated as equity awards. All remaining conditions of the long term incentive program have remained the same as prior to 2012.

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

Total share-based compensation expenses were as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Option plan	$16,497	$9,948	$6,132
Other share-based awards	56,770	63,872	52,807

Total share-based compensation before tax	73,267	73,820	58,939
Tax benefit	27,401	27,929	23,039

Total share-based compensation expense included in Net income	$45,866	$45,891	$35,900

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

At December 31, 2012, there was $46,317,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.59 years. Included in unrecognized share-based compensation is approximately $25,311,000 related to stock options and $21,006,000 for restricted stock.

General stock option and restricted stock information: The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2012, 2011 and 2010:

	Omnibus Plan (Active)		Option Plan (Frozen)		Director Stock Option Plan (Frozen)
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2009	2,837,800	$16.89	6,439,246	$19.15	176,000	$23.03

Granted	1,615,812	26.81	—	—	—	—
Exercised	(6,000)	24.25	(3,951,986)	16.50	(72,000)	$24.65
Forfeited	(138,800)	18.79	(13,500)	21.49	—	—

Balance as of December 31, 2010	4,308,812	$20.54	2,473,760	$23.36	104,000	$21.91

Granted	1,276,500	50.52	—	—	—	—
Exercised	(865,875)	16.30	(1,373,414)	21.98	(16,000)	$18.14
Forfeited	(36,700)	26.38	(1,800)	24.27	(8,000)	$13.35

Balance as of December 31, 2011	4,682,737	$29.45	1,098,546	$25.08	80,000	$23.52

Granted	570,700	66.19	—	—	—	—
Exercised	(861,397)	22.54	(744,974)	25.84	(64,000)	$22.62
Forfeited	(61,630)	40.95	—	—	—	—

Balance as of December 31, 2012	4,330,410	$35.50	353,572	$23.47	16,000	$27.10

Vested or expected to vest as of December 31, 2012	4,330,410	$35.50	353,572	$23.47	16,000	$27.10

Options exercisable as of December 31, 2012	864,558	$21.69	353,572	$23.47	16,000	$27.10

The weighted average remaining contractual life of outstanding options was 7.13 years as of December 31, 2012.

The following assumptions were used to estimate the weighted average fair value of options of $23.40, $18.44, and $9.30 granted during the years ended December 31, 2012, 2011, and 2010, respectively:

	For the Year Ended December 31,
	2012	2011	2010
Weighted-average volatility	50%	49%	48%
Expected dividend yield	2.2%	1.9%	3.0%
Expected term (in years)	4.6	4.7	5.1
Weighted average risk free interest rate	0.7%	1.4%	2.5%

The total intrinsic value of options exercised during the year ended December 31, 2012 was $92,864,000. The total intrinsic value of options outstanding and exercisable at December 31, 2012, 2011, and 2010 was $76,372,000, $67,466,000, and $40,795,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.

The following table summarizes restricted stock activity for the year ended December 31, 2012:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2011	424,248	$30.09

Granted	333,800	70.12
Vested	(206,000)	21.55
Canceled/Forfeited	(7,616)	61.99

Balance as of December 31, 2012	544,432	$57.15

Expected to vest as of December 31, 2012	544,432	$57.15

The total intrinsic value of restricted stock expected to vest as of December 31, 2012 was $45,814,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2012, 2011, and 2010 were $70.12, $42.54, and $28.95, respectively.

Note 3. Employee Savings Plans

Employee Stock Ownership Plan (ESOP): Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. Grants of shares vest equally after two and three years of service and require no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $7,380,000, $7,011,000, and $8,123,000, in 2012, 2011 and 2010, respectively. As of December 31, 2012 there were 4,508,000 shares vested in the plan.

401(k) Retirement Plan: Polaris sponsors a 401(k) retirement savings plan under which eligible United States employees may choose to contribute up to 50 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. Matching contributions were $9,318,000, $8,456,000, and $7,073,000, in 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan (SERP): Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are invested in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balance are both $15,872,000 and 3,639,000 at December 31, 2012, and 2011, respectively.

Note 4. Financing

Bank financing: In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. Subsequent to December 31, 2012, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.” The agreement also requires Polaris to maintain certain financial ratios including minimum interest coverage and a maximum leverage ratio. Polaris was in compliance with each of the covenants as of December 31, 2012. There were no borrowings under this revolving loan facility at December 31, 2012 and 2011. Prior to August 2011, Polaris was a party to an unsecured bank agreement comprised of a $250,000,000 revolving loan facility for working capital needs. As part of the previous bank agreement, the Company had a $200,000,000 term loan outstanding at December 31, 2010, which was paid off in its entirety in May 2011 with the issuance of the Senior Notes described below and $100,000,000 of cash on hand.

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

The following summarizes activity under Polaris’ credit arrangements, excluding the acquired borrowings of Klim under their credit arrangement of $4,647,000 that was fully paid and retired by December 31, 2012 (dollars in thousands):

	2012	2011	2010
Total borrowings at December 31,	$100,000	$100,000	$200,000
Average outstanding borrowings during year	$100,000	$133,800	$200,000
Maximum outstanding borrowings during year	$100,000	$200,000	$200,000
Interest rate at December 31	4.40%	4.40%	0.65%

The carrying amount of the Company’s long-term debt approximates its fair value as December 31, 2012 and 2011.

Capital Leases: With the acquisition of Goupil in late 2011, the Company assumed capital lease obligations related to certain lease agreements entered into by Goupil. These transactions are classified as capital lease obligations and recorded at fair value. As of December 31, 2012 and 2011 the Company’s capital lease obligations totaled $7,179,000 and $7,253,000, respectively, which includes $2,887,000 and $2,653,000, respectively, classified as a current liability.

Letters of credit: At December 31, 2012, Polaris had open letters of credit totaling approximately $29,358,000. The amounts are primarily to inventory purchases and are reduced as the purchases are received.

Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 8), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2012, was approximately $981,584,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to Sales in the accompanying consolidated statements of income.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets: ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the annual impairment test as of December 31, 2012 and 2011. The results of the impairment test indicated that no goodwill or intangible impairment existed as of the test date. The Company has had no historical impairments of goodwill. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis. Goodwill and other intangible assets, net, consist of $56,324,000 and $44,668,000 of goodwill and $50,892,000 and $33,050,000 of intangible assets, net of accumulated amortization, for the periods ended December 31, 2012 and 2011, respectively.

Additions to goodwill and other intangible assets in 2012 primarily relate to the December 2012 acquisition of Klim. Additions to goodwill and other intangible assets in 2011 relate to the acquisition of Indian Motorcycle Company, Global Electric Motorcars LLC, and Goupil Industries S.A. Goodwill associated with these acquisitions is tax deductible. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate. The aggregate Klim purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As of December 31, 2012, this allocation for Klim remains preliminary as it relates to income taxes and a working capital adjustment.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance as of beginning of year	$44,668	$28,354
Goodwill acquired during the year	11,061	16,482
Currency translation effect on foreign goodwill balances	595	(168)

Balance as of end of year	$56,324	$44,668

For other intangible assets the changes in the net carrying amount for the years December 31, 2012 and 2011 were as follows (in thousands):

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$34,256	$(1,206)	$3,147	$(188)
Intangible assets acquired during the period	20,369	—	31,106	—
Amortization expense	—	(2,787)	—	(1,018)
Foreign currency translation effect on balances	282	(22)	3	—

Other intangible assets, ending	$54,907	$(4,015)	$34,256	$(1,206)

The components of other intangible assets were as follows (in thousands):

December 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(77)	$463
Dealer/customer related	7	14,702	(1,650)	13,052
Developed technology	5-7	12,974	(2,288)	10,686

Total amortizable		28,216	(4,015)	24,201

Non-amortizable—brand/trade names		26,691	—	26,691

Total other intangible assets, net		$54,907	$(4,015)	$50,892

December 31, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$240	$(24)	$216
Dealer/customer related	7	8,013	(366)	7,647
Developed technology	7	8,625	(816)	7,809

Total amortizable		16,878	(1,206)	15,672

Non-amortizable—brand/trade names		17,378	—	17,378

Total other intangible assets, net		$34,256	$(1,206)	$33,050

Amortization expense for intangible assets during 2012 and 2011 was $2,787,000 and $1,018,000, respectively. Estimated amortization expense for 2013 to 2017 is as follows: 2013, $4,222,000; 2014, $4,222,000; 2015, $4,222,000; 2016, $4,198,000; 2017, $3,901,000; and after 2017, $3,436,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Income Taxes

Polaris’ Income before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
United States	$458,635	$329,060	$210,155
Foreign	21,208	17,566	8,386

Income before income taxes	$479,843	$346,626	$218,541

Components of Polaris’ Provision for income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$169,833	$113,406	$73,597
State	15,366	10,629	7,381
Foreign	8,593	6,374	6,783
Deferred	(26,259)	(11,358)	(16,358)

Total	$167,533	$119,051	$71,403

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.8	1.8
Domestic manufacturing deduction	(1.5)	(1.9)	(1.8)
Research tax credit	0.0	(0.8)	(1.2)
Valuation allowance for foreign subsidiaries net operating losses	0.0	0.5	0.4
Other permanent differences	(0.4)	(0.3)	(1.5)

Effective income tax rate	34.9%	34.3%	32.7%

Subsequent to December 31, 2012, the United States President enacted the 2012 research and development tax credit. As a result, the impact of the 2012 research and development tax credit will be recorded in the first quarter 2013 tax provision. Polaris anticipates the impact of the tax credit will be consistent with the amount of tax credit recorded in prior years.

Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $56,812,000 and $44,643,000 at December 31, 2012 and 2011, respectively, are considered to be permanently reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. If the Company were to distribute these earnings it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits reflecting the amounts paid to non-U.S. taxing authorities) and withholding taxes payable to the non-U.S. countries. Determination of the unrecognized deferred U.S. income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2012	2011
Current deferred income taxes:
Inventories	$7,277	$5,968
Accrued expenses	78,164	73,171
Derivative instruments	851	(1,474)

Total current	86,292	77,665

Noncurrent net deferred income taxes:
Cost in excess of net assets of business acquired	5,193	2,139
Property and equipment	(21,656)	(21,627)
Compensation payable in common stock	40,329	31,274
Net unrealized gains in other comprehensive income	(1,698)	(1,516)
Net operating loss carryforwards	4,744	4,243
Valuation allowance	(4,523)	(3,912)

Total noncurrent	22,389	10,601

Total	$108,681	$88,266

At December 31, 2012, the Company had available unused international and acquired federal net operating loss carryforwards of $26,122,000. The net operating loss carryforwards will expire at various dates from 2013 to 2020.

Polaris had liabilities recorded related to unrecognized tax benefits totaling $7,063,000 and $7,837,000 at December 31, 2012 and 2011, respectively. The liabilities were classified as Long term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the Provision for income taxes on the consolidated statements of income. Polaris had reserves related to potential interest of $359,000 and $496,000 recorded as a component of Long term income taxes payable at December 31, 2012 and 2011, respectively. The entire balance of unrecognized tax benefits at December 31, 2012, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2009 through 2012 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Balance at January 1,	$7,837	$5,509
Gross increases for tax positions of prior years	83	483
Gross decreases for tax positions of prior years	—	—
Gross increases for tax positions of current year	1,137	1,956
Decreases due to settlements	(1,994)	—
Decreases for lapse of statute of limitations	—	(111)

Balance at December 31,	$7,063	$7,837

Note 7. Shareholders’ Equity

Stock repurchase program: The Polaris Board of Directors authorized the cumulative repurchase of up to 75,000,000 shares of the Company’s common stock. As of December 31, 2012, 1,981,000 shares remain available for repurchases under the Board’s authorization. During 2012, Polaris paid $127,525,000 to repurchase and retire approximately 1,649,000 shares. During 2011, Polaris paid $132,372,000 to repurchase and retire approximately 2,608,000 shares, and in 2010 Polaris paid $27,486,000 to repurchase and retire approximately 1,202,000 shares.

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

Accumulated other comprehensive income: Accumulated other comprehensive income consisted of $13,669,000 and $9,545,000 of unrealized currency translation gains (net of tax expense of $1,698,000 and $1,516,000) as of December 31, 2012 and 2011, respectively, and unrealized losses of $1,431,000 and unrealized gains of $2,478,000 (net of tax benefit of $851,000 and tax expense of $1,474,000) related to derivative instruments as of December 31, 2012 and 2011, respectively.

Changes in the Accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Net Gains (Losses) on Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$9,545	$2,478	$12,023
Reclassification to the income statement	—	(6,085)	(6,085)
Change in fair value	4,124	2,176	6,300

Balance at December 31, 2012	$13,669	$(1,431)	$12,238

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

	2012	2011	2010
Weighted average number of common shares outstanding	68,409	68,315	66,318
Director Plan and Deferred stock units	341	342	326
ESOP	99	135	256

Common shares outstanding—basic	68,849	68,792	66,900

Dilutive effect of restricted stock awards	181	165	132
Dilutive effect of stock option awards	1,975	2,100	1,733

Common and potential common shares outstanding—diluted	71,005	71,057	68,765

During 2012, 2011 and 2010, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 872,000, 131,000, and 788,000, respectively.

Stock Purchase Plan: Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock at 95 percent of the average market price each month. As of December 31, 2012, approximately 1,220,000 shares had been purchased under the Purchase Plan.

Note 8. Financial Services Arrangements

In 1996, one of Polaris’ wholly-owned subsidiaries entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company and, as a result of that merger, TDF’s name was changed to GECDF. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to the securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to a Securitization Facility from time to time on an ongoing basis. At December 31, 2012 and 2011, the outstanding balance of receivables sold by Polaris Acceptance to the Securitization Facility (the “Securitized Receivables”) amounted to approximately $601,175,000 and $477,604,000, respectively. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. Polaris has not guaranteed the outstanding indebtedness of Polaris

Acceptance or the Securitized Receivables. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books. The two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus Securitized Receivables. Polaris’ total investment in Polaris Acceptance at December 31, 2012 and 2011 was $56,988,000 and $42,251,000, respectively. The Polaris Acceptance partnership agreement provides for periodic options for renewal, purchase, or termination by either party. Substantially all of Polaris’ United States sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The net amount financed for dealers under this arrangement at December 31, 2012, including both the portfolio balance in Polaris Acceptance and the Securitized Receivables, was $767,200,000. Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2012, the potential 15 percent aggregate repurchase obligation was approximately $78,905,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. Polaris’ trade receivables from Polaris Acceptance were $1,777,000 and $1,618,000 at December 31, 2012 and 2011, respectively. Polaris’ exposure to losses with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance.

Polaris’ total investment in Polaris Acceptance at December 31, 2012 of $56,988,000 is accounted for under the equity method, and is recorded as Investment in finance affiliate in the accompanying consolidated balance sheets. The partnership agreement provides that all income and losses of the Polaris Acceptance and the Securitized Receivables are shared 50 percent by Polaris’ wholly-owned subsidiary and 50 percent by GECDF. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of Income from financial services in the accompanying statements of income.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$8,811	$13,018	$12,459
Interest and operating expenses	1,013	4,131	3,311

Net income	$7,798	$8,887	$9,148

	As of December 31,
	2012	2011
Finance receivables, net	$166,025	$90,788
Other assets	100	73

Total Assets	$166,125	$90,861

Notes payable/(receivable)	$44,494	$(2,435)
Other liabilities	7,655	8,794
Partners’ capital	113,976	84,502

Total Liabilities and Partners’ Capital	$166,125	$90,861

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

Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Equity in earnings of Polaris Acceptance	$3,899	$4,444	$4,574
Income from Securitization Facility	11,862	7,686	8,027
Income from HSBC/Capital One, GE Bank and Sheffield retail credit agreements	15,296	9,056	2,422
Income from other financial services activities	2,863	2,906	1,833

Total income from financial services	$33,920	$24,092	$16,856

Note 9. Investment in Other Affiliates

The caption Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies.

During 2011 the Company had a 40 percent equity ownership in Robin Manufacturing, U.S.A. (“Robin”), which assembled engines in the United States for recreational and industrial products. The Robin operations were closed during 2011 as the production volumes of engines made by Robin had declined significantly in recent years. Polaris received the return of its remaining equity investment in Robin during the fourth quarter 2011 as Robin was liquidated.

Investment in other affiliates as of December 31, 2012 and 2011 is comprised of the following (in thousands):

	As of December 31,
	2012	2011
Investment in Brammo, Inc.	$12,000	$5,000
Investment in Eicher-Polaris Private Limited	817	—

Total Investment in other affiliates	$12,817	$5,000

A $5,000,000 investment was made in October 2011 in Brammo, Inc., a privately held manufacturer of electric motorcycles, and an additional $7,000,000 investment was made in July 2012. The investment in Brammo, Inc. is accounted for under the cost method.

In July 2012, Polaris announced a joint venture agreement with Eicher Motors Limited (Eicher), a leading manufacturer of commercial vehicles and motorcycles in India. Polaris and Eicher will each control 50 percent of the joint venture, Eicher-Polaris Private Limited (EPPL), which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. An initial investment of $999,000 was made by Polaris in November 2012. Polaris’ share of EPPL loss for the period ended December 31, 2012 was $179,000.

Note 10. Commitments and Contingencies

Product liability: Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2012, the Company had an accrual of $19,026,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of Other Accrued expenses in the accompanying consolidated balance sheets. The Company is party to a lawsuit which the Plaintiff alleges that she was injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. Management believes the claim to be without merit and intends to defend vigorously against the action, but there can be no assurances that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s financial condition. Management is unable to estimate the range of reasonably possible loss associated with this claim. The Company discontinued the manufacture of marine products in 2004.

Litigation: Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.

Contingent purchase price: As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of December 31, 2012 and 2011, the fair value of contingent purchase price commitments was $12,701,000 and $6,874,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $10,349,000, $9,184,000, and $5,553,000 for 2012, 2011 and 2010, respectively. Based on capital leases held as of December 31, 2012, Polaris expects to make payments totaling $7,337,000 over the next six years.

Future minimum annual lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2012, including payments for the Monterrey, Mexico facility operating lease were as follows (in thousands):

Lease Obligations	Capital Leases	Operating Leases
2013	$2,958	$8,897
2014	2,105	7,300
2015	1,222	5,528
2016	686	4,737
2017	362	3,747
Thereafter	4	8,832

Total future minimum lease obligation	$7,337	$39,041

Note 11. Derivative Instruments and Hedging Activities

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

The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its United States dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At December 31, 2012, Polaris had the following open contracts, which have maturities through December 2013 (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$11,210	$(78)
Canadian Dollar	99,001	(1,185)
Euro	3,130	(70)
Japanese Yen	49,566	(1,817)
Mexican Peso	10,647	692
Swedish Krona	6,524	(159)

Total	$180,078	$(2,617)

Polaris has entered into derivative contracts to hedge a portion of the exposure for gallons of diesel fuel for 2013 and metric tons of aluminum for 2013. These diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.

The tables below summarize the carrying values of derivative instruments as of December 31, 2012 and 2011 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value—Assets	Fair Value—(Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,122	$(3,739)	$(2,617)

Total derivatives designated as hedging instruments	$1,122	$(3,739)	$(2,617)

Commodity contracts(1)	$114	$(238)	$(124)

Total derivatives not designated as hedging instruments	$114	$(238)	$(124)

Total Derivatives	$1,236	$(3,977)	$(2,741)

	Carrying Values of Derivative Instruments as of December 31, 2011
	Fair Value—Assets	Fair Value—(Liabilities)	Derivative Net Carrying Value

Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$4,738	$(1,160)	$3,578

Total derivatives designated as hedging instruments	$4,738	$(1,160)	$3,578

Commodity contracts(1)	$193	$(1,530)	$(1,337)

Total derivatives not designated as hedging instruments	$193	$(1,530)	$(1,337)

Total Derivatives	$4,931	$(2,690)	$2,241

(1)	Assets are included in Prepaid expenses and other and liabilities are included in Other accrued expenses on the accompanying consolidated balance sheet.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the statement of income. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included as a component of Accumulated other comprehensive income for the twelve month periods ended December 31 (in thousands):

	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Interest rate contracts	$(19)	$62
Foreign currency contracts	(3,890)	3,509

Total	$(3,909)	$3,571

The table below provides data about the amount of gains and losses, net of tax, reclassified from Accumulated other comprehensive income into income on derivative instruments designated as hedging instruments for the twelve months ended December 31 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
		Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Interest rate contracts	Interest expense	—	$(152)
Foreign currency contracts	Other income, net	(5,681)	(807)
Foreign currency contracts	Cost of sales	(404)	—

Total		$(6,085)	$(959)

The net amount of the existing gains or losses at December 31, 2012 that is expected to be reclassified into the statement of income within the next 12 months is not expected to be material. The ineffective portion of foreign currency contracts was not material for the twelve months ended December 31, 2012 and 2011.

The Company recognized a loss of $1,471,000 and $1,295,000 in Cost of sales on commodity contracts not designated as hedging instruments for the twelve month period ended December 31, 2012 and 2011, respectively.

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

Utilization of components of the accrued exit costs during the year ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

2012	Balance December 31, 2011	Amount provided for During 2012	Amount Paid During 2012	Balance December 31, 2012
Termination benefits	$2,234	$125	$(2,359)	$—
Other associated costs	—	—	—	—

Total Exit Costs	$2,234	$125	$(2,359)	$—

2011	Balance December 31, 2010	Amount provided for During 2011	Amount Paid During 2011	Balance December 31, 2011
Termination benefits	$4,843	$980	$(3,589)	$2,234
Other associated costs	619	368	(987)	—

Total Exit Costs	$5,462	$1,348	$(4,576)	$2,234

2010	Balance December 31, 2009	Amount provided for During 2010	Amount Paid During 2010	Balance December 31, 2010
Termination benefits	—	$4,843	—	$4,843
Other associated costs	—	621	$(2)	619

Total Exit Costs	$—	$5,464	$(2)	$5,462

Note 13. Segment Reporting

Polaris has reviewed ASC Topic 280 and determined that the Company meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single reportable business segment.

The following data relates to Polaris’ foreign operations (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Canadian subsidiary:
Sales	$438,208	$368,487	$279,309
Identifiable assets	18,257	18,008	42,936
Other foreign countries:
Sales	$460,631	$424,363	$305,864
Identifiable assets	255,313	224,742	145,528

Note 14. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the date the consolidated financial statements have been filed. There were no other subsequent events which required recognition or disclosure in the consolidated financial statements.

Note 15. Quarterly Financial Data (unaudited)

	Sales	Gross Profit	Net Income	Diluted Net Income per Share
	(In thousands, except per share data)
2012
First Quarter	$673,750	$194,963	$60,078	$0.85
Second Quarter	755,446	216,749	69,823	0.98
Third Quarter	879,939	259,785	94,345	1.33
Fourth Quarter	900,647	253,800	88,064	1.24

Totals	$3,209,782	$925,297	$312,310	$4.40

2011
First Quarter	$537,198	$151,835	$47,310	$0.67
Second Quarter	607,921	177,604	48,729	0.68
Third Quarter	729,861	206,836	67,637	0.95
Fourth Quarter	781,969	204,308	63,899	0.90

Totals	$2,656,949	$740,583	$227,575	$3.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President—Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Vice President—Finance and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Vice President—Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

The information required under this item concerning our directors will be set forth under the caption Proposal 1—“Election of Directors—Information Concerning Nominees and Directors” in the Company’s 2013 Proxy Statement incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report after Item 1, under the caption “Executive Officers of the Registrant.”

(c) Identification of the Audit Committee; Audit Committee Financial Expert

The information required under this item concerning our Audit Committee and identification of our Audit Committee Financial Expert will be set forth under the caption “Corporate Governance—Committees of the Board and Meetings—Audit Committee” in the Company’s 2013 Proxy Statement incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement incorporated herein by reference.

(e) Code of Ethics.

We have adopted a Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other Polaris employees. This Code of Business Conduct and Ethics is posted on our website at www.polaris.com and may be found as follows:

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

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards at 2012

Fiscal Year-End,” “Option Exercises and Stock Vested in 2012,” “Nonqualified Deferred Compensation in 2012,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2013 Proxy Statement incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2013 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

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

Summary Table

The following table sets forth certain information as of December 31, 2012, with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column
Equity compensation plans approved by security holders	5,037,027	(1)(2)	$34.56	(3)	8,448,659	(4)
Equity compensation plans not approved by security holders	None		n/a		None

(1)	Includes 4,699,982 shares issuable upon exercise of outstanding stock options, 102,950 shares issuable upon settlement of deferred stock units and accompanying dividend equivalent units issued under the Omnibus Plan to non-employee directors and 234,095 shares issuable upon settlement of common stock equivalents awarded to non-employee directors under the Deferred Compensation Plan for Directors but excludes 544,432 shares of restricted stock issued under the Omnibus Plan.
(2)	The weighted average remaining contractual life of outstanding options was 7.13 years as of December 31, 2012. Unvested stock options and stock appreciation rights do not receive dividend equivalents.
(3)	Reflects the weighted-average exercise price of outstanding options. There is no exercise price for outstanding deferred stock units or common stock equivalents.
(4)	A total of 36,310 shares were available under the Deferred Compensation Plan, a total of 6,632,436 shares were available under the Omnibus Plan (a fungible ratio of three to one will be applied to the Omnibus Plan pool) and a total of 1,779,913 shares were available under the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance—Corporate Governance Guidelines and Independence” and “Certain Relationships and Related Transactions” in the Company’s 2013 Proxy Statement to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement, to be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2012, and is incorporated herein by reference.

PART  IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements listed in the Index to Financial Statements on page 43 are included in Part II of this Form 10-K.

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is included on page 80 of this report.

All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 81 to 84.

A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 28, 2013, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.

(b) Exhibits

Included in Item 15(a)(3) above.

(c) Financial Statement Schedules

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 28, 2013.

POLARIS INDUSTRIES INC.

By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT W. WINE	Chairman and Chief Executive Officer	February 28, 2013
Scott W. Wine	(Principal Executive Officer)

/s/ MICHAEL W. MALONE	Vice President — Finance and Chief Financial	February 28, 2013
Michael W. Malone	Officer (Principal Financial and Accounting Officer)

*	Director	February 28, 2013
Robert L. Caulk

*	Director	February 28, 2013
Brian C. Cornell

*	Director	February 28, 2013
Annette K. Clayton

*	Director	February 28, 2013
Gary E. Hendrickson

*	Director	February 28, 2013
Bernd F. Kessler

*	Director	February 28, 2013
Gregory R. Palen

*	Director	February 28, 2013
R. M. Schreck

*	Director	February 28, 2013
William Grant Van Dyke

Signature		Title	Date

*		Director	February 28, 2013
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 28, 2013
(Scott W. Wine Attorney-in-Fact)

*	Scott W. Wine, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of Polaris Industries Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INDUSTRIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2010: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9,593	$1,599	—	$(4,823)	$6,369

2011: Deducted from asset accounts—Allowance for doubtful accounts receivable	$6,369	$25	$532	$(2,453)	$4,473

2012: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4,473	$375	$365	$(945)	$4,268

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
2010: Deducted from asset accounts—Allowance for obsolete inventory	$15,593	$5,840	—	$(5,223)	$16,210

2011: Deducted from asset accounts—Allowance for obsolete inventory	$16,210	$4,611	$725	$(5,603)	$15,943

2012: Deducted from asset accounts—Allowance for obsolete inventory	$15,943	$6,258	$15	$(4,859)	$17,357

(2)	Inventory disposals, net of recoveries

POLARIS INDUSTRIES INC.

EXHIBIT INDEX TO ANNUAL REPORT ON

FORM 10-K

For Fiscal Year Ended December 31, 2012

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective October 24, 2011, incorporated by reference to Exhibit 3.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed November 21, 1994 (No. 033-55769).

.b	Amended and Restated Rights Agreement, dated as of April 29, 2010 by and between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 30, 2010.

.c	Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.

.d	First Amendment to Master Note Purchase Agreement effective as of August 18, 2011, incorporated by reference to Exhibit 4.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.a	Amendments to the Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed January 28, 2009, subsequently amended effective April 9, 2009, January 1, 2010 and November 1, 2012.*

.b

Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed October 31, 2005

(No. 333-129335).*

.c	Form of Nonqualified Stock Option Agreement and Notice of Exercise Form for options granted under the Polaris Industries Inc. 1995 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed October 31, 2005 (No. 333-129335).*

.d	Amendment to the Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009, subsequently amended on July 25, 2012, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

.e	Polaris Industries Inc. Restricted Stock Plan, as amended and restated effective January 20, 2005, incorporated by reference to Exhibit 10.n to the Company’s Current Report on Form 8-K, filed April 26, 2005.*

.f	Form of Performance Restricted Share Award Agreement for performance restricted shares awarded under the Polaris Industries Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed June 7, 1996 (No. 333-05463).*

Exhibit Number	Description

.g	Form of Change of Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*

.h	Form of Amendment to the Form of Change in Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*

.i	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, as amended and restated on January 20, 2010, incorporated by reference to Exhibit 10.qq to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

.j	Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan Amended and Restated Stock Option Agreement, amended as of January 20, 2010, incorporated by reference to Exhibit 10.rr to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

.k	Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective January 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*

.l	Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective January 22, 2009 and as further amended effective January 20, 2011, incorporated by reference to Annex B to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.m	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.n	Form of Performance Based Restricted Share Award Agreement for performance based restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

.o	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Single Trigger), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.p	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Double Trigger), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.q	Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*

.r	Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

.s	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Nonqualified Stock Option Agreement form (Single Trigger), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.t	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Nonqualified Stock Option Agreement form (Double Trigger), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

Exhibit Number	Description

.u	Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.v	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.w	Form of Performance Restricted Stock Unit Award Agreement under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.x	Employment Offer Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*

.y	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.z	Employment Offer Letter dated February 18, 2010 by and between the Company and Suresh Krishna, incorporated by reference to Exhibit 10.bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.aa	Employment Offer Letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.bb	Employment Offer Letter dated August 18, 2011 by and between the Company and Matthew J. Homan, incorporated by reference Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.cc	Employment Offer Letter dated February 6, 2012 by and between the Company and Stephen L. Eastman.*

.dd	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.ee	Severance, Proprietary Information and Noncompetition Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.ff	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.gg	Polaris Industries Inc. Early Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.hh	Polaris Industries Inc. Retirement Perquisite Policy for the Chief Executive Officer, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.ii	Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.jj	Polaris Industries Inc. Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit Number	Description

.kk	Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.ll	Credit Agreement, dated as of August 18, 2011, by and among the Company, one or more of its foreign subsidiaries designated thereafter as foreign borrowers, the lenders identified therein, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Lead Book Runner, RBC Capital Markets and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, RBC Capital Markets and Wells Fargo Bank National Association, as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 22, 2011.

.mm	First Amendment to the Credit Agreement, dated December 20, 2011, by and among the Company, and any designated Foreign Borrower, the lenders from time to time party to the Credit Agreement, and U.S. Bank National Association, as one of the lenders, lead arranger, lead book runner, and administrative agent for the lenders, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

.nn	Second Amendment to the Credit Agreement, dated January 31, 2013, by and among the Company, and any designated Foreign Borrower, the lenders from time to time party to the Credit Agreement, and U.S. Bank National Association, as one of the lenders, lead arranger, lead book runner, and administrative agent for the lenders.

.oo	Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2011 included pursuant to Note 2 to General Instruction G.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan.