Form 10-Q
period 2013-03-31
POLARIS INDUSTRIES INC/MN
filed 2013-05-01
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of April 26, 2013, 68,741,207 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$380,750	$417,015
Trade receivables, net	129,332	119,769
Inventories, net	370,856	344,996
Prepaid expenses and other	30,740	34,039
Income taxes receivable	9,194	15,730
Deferred tax assets	85,488	86,292
Total current assets	1,006,360	1,017,841
Property and equipment, net	274,737	253,369
Investment in finance affiliate	56,432	56,988
Investment in other affiliates	12,421	12,817
Deferred tax assets	24,240	22,389
Goodwill and other intangible assets, net	105,096	107,216
Other long-term assets	21,603	15,872
Total Assets	$1,500,889	$1,486,492
Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of capital lease obligations	$2,627	$2,887
Accounts payable	215,187	169,036
Accrued expenses:
Compensation	65,666	139,140
Warranties	40,941	47,723
Sales promotions and incentives	109,601	107,008
Dealer holdback	75,659	86,733
Other	71,930	73,529
Income taxes payable	18,017	4,973
Total current liabilities	599,628	631,029
Long term income taxes payable	3,616	7,063
Capital lease obligations	3,727	4,292
Long-term debt	100,000	100,000
Other long-term liabilities	62,080	53,578
Total liabilities	$769,051	$795,962
Shareholders’ Equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,553 and 68,647 shares issued and outstanding	$685	$686
Additional paid-in capital	288,068	268,515
Retained earnings	431,379	409,091
Accumulated other comprehensive income, net	11,706	12,238
Total shareholders’ equity	731,838	690,530
Total Liabilities and Shareholders’ Equity	$1,500,889	$1,486,492
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2013	2012
Sales	$745,909	$673,750
Cost of sales	529,261	478,787
Gross profit	216,648	194,963
Operating expenses:
Selling and marketing	54,493	45,133
Research and development	31,450	30,466
General and administrative	38,810	35,000
Total operating expenses	124,753	110,599
Income from financial services	10,074	7,183
Operating income	101,969	91,547
Non-operating expense (income):
Interest expense	1,473	1,512
Equity in loss of other affiliates	412	—
Other income, net	(2,468)	(2,577)
Income before income taxes	102,552	92,612
Provision for income taxes	27,088	32,534
Net income	$75,464	$60,078
Basic net income per share	$1.10	$0.88
Diluted net income per share	$1.07	$0.85
Weighted average shares outstanding:
Basic	68,793	68,637
Diluted	70,762	70,825

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$75,464	$60,078
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $52 and ($165)	(1,639)	3,664
Unrealized gain on derivative instruments, net of tax (expense) benefit of ($659) and $1,848	1,107	(3,421)
Comprehensive income	$74,932	$60,321
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net income	$75,464	$60,078
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19,906	16,807
Noncash compensation	10,351	7,066
Noncash income from financial services	(1,052)	(743)
Noncash loss from other affiliates	412	—
Deferred income taxes	(1,170)	(2,006)
Tax effect of share-based compensation exercises	(5,379)	(6,484)
Changes in operating assets and liabilities:
Trade receivables	(10,393)	(23,110)
Inventories	(26,897)	(13,249)
Accounts payable	46,342	35,452
Accrued expenses	(80,823)	(92,236)
Income taxes payable/receivable	21,463	31,063
Prepaid expenses and others, net	(450)	(13,300)
Net cash provided by (used for) operating activities	47,774	(662)
Investing Activities:
Purchase of property and equipment	(40,113)	(20,957)
Investment in finance affiliate, net	1,607	(1,227)
Net cash used for investing activities	(38,506)	(22,184)
Financing Activities:
Borrowings under capital lease obligations	119	1,319
Repayments under capital lease obligations	(750)	(766)
Repurchase and retirement of common shares	(25,687)	(5,871)
Cash dividends to shareholders	(28,662)	(25,328)
Tax effect of proceeds from share-based compensation exercises	5,379	6,484
Proceeds from stock issuances under employee plans	4,995	6,529
Net cash used for financing activities	(44,606)	(17,633)
Impact of currency exchange rates on cash balances	(927)	1,032
Net decrease in cash and cash equivalents	(36,265)	(39,447)
Cash and cash equivalents at beginning of period	417,015	325,336
Cash and cash equivalents at end of period	$380,750	$285,889
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Polaris Industries Inc. ("Polaris" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which include all-terrain vehicles (ATV) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
New Accounting Pronouncements
There are no new accounting pronouncements that are expected to have a significant impact on Polaris' consolidated financial statements.
Product warranties
Polaris provides a limited warranty for its ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles and a two year period for SVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls, and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$47,723	$44,355
Additions charged to expense	8,836	8,392
Warranty claims paid	(15,618)	(12,317)
Balance at end of period	$40,941	$40,430

NOTE 2. Share-Based Compensation
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

 Total share-based compensation expenses were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Option plan	$5,124	$4,101
Other share-based awards	10,132	18,926
Total share-based compensation before tax	15,256	23,027
Tax benefit	5,698	8,607
Total share-based compensation expense included in net income	$9,558	$14,420
In addition to the above share-based compensation expense, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2013, there was $82,004,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.98 years. Included in unrecognized share-based compensation is approximately $50,642,000 related to stock options and $31,362,000 for restricted stock.

NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and purchased components	$81,721	$70,552
Service parts, garments and accessories	95,219	95,110
Finished goods	213,116	196,691
Less: reserves	(19,200)	(17,357)
Inventories	$370,856	$344,996

NOTE 4. Financing Agreement
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In January 2013, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.” There were no borrowings under the revolving loan facility at March 31, 2013.
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured senior notes due May 2018 and $75,000,000 of 4.60 percent unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011.
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of March 31, 2013.
As of March 31, 2013 and December 31, 2012, the Company’s capital lease obligations totaled $6,354,000 and $7,179,000, respectively, which included $2,627,000 and $2,887,000, respectively, classified as a current liability.

NOTE 5. Financial Services Arrangements
Polaris Acceptance, a joint venture partnership between a wholly-owned subsidiary of Polaris and GECDF, an indirect subsidiary of General Electric Capital Corporation, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. From time to time, Polaris Acceptance sells portions of its receivable portfolio to a securitization facility (the "Securitization Facility") arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization

Facility. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of income from financial services in the accompanying consolidated statements of income. The agreement between GECDF and Polaris is effective through February 2017.
Polaris’ total investment in Polaris Acceptance of $56,432,000 at March 31, 2013 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. The net amount financed for dealers under this arrangement at March 31, 2013 was $786,434,000, which included $175,882,000 in the Polaris Acceptance portfolio and $610,552,000 of receivables within the Securitization Facility.
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2013, the potential 15 percent aggregate repurchase obligation was approximately $97,897,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Capital One, GE Money Bank, and Sheffield Financial under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
Polaris also provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. Polaris does not retain any warranty, insurance or financial risk under any of these arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income.

NOTE 6. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of March 31, 2013 and December 31, 2012 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	March 31, 2013	December 31, 2012
Investment in Brammo	$12,000	$12,000
Investment in EPPL	421	817
Total investment in other affiliates	$12,421	$12,817
Brammo is a privately held manufacturer of electric motorcycles. The investment in Brammo is accounted for under the cost method.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (Eicher). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. An initial investment of $999,000 was made by Polaris in November 2012. Polaris' share of EPPL loss for the three months ended March 31, 2013 was $412,000 and is included in equity in loss of other affiliates on the consolidated statements of income.

NOTE 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $55,569,000 of goodwill and $49,527,000 of intangible assets, net of accumulated amortization, as of March 31, 2013.

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows (in thousands):

Three months ended March 31, 2013
Balance as of beginning of period	$56,324
Currency translation effect on foreign goodwill balances	(755)
Balance as of end of period	$55,569
For other intangible assets the changes in the net carrying amount for the three months ended March 31, 2013 were as follows (in thousands):

	Three months ended March 31, 2013
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$54,907	$(4,015)
Amortization expense	—	(1,078)
Foreign currency translation effect on balances	(362)	75
Other intangible assets, ending	$54,545	$(5,018)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2013	December 31, 2012
Non-amortizable - indefinite lived:
Brand names		26,671	26,691
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	14,571	14,702
Developed technology	5-7	12,763	12,974
Total amortizable		27,874	28,216
Less: Accumulated amortization		(5,018)	(4,015)
Net amortized other intangible assets		22,856	24,201
Total other intangible assets, net		49,527	50,892
Amortization expense for intangible assets for the three months ended March 31, 2013 was $1,078,000. Estimated amortization expense for the remainder of 2013 through 2018 is as follows: 2013 (remainder), $3,130,000; 2014, $4,173,000; 2015, $4,173,000; 2016, $4,167,000; 2017, $3,826,000; 2018, $2,417,000; and after 2018, $970,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

NOTE 8. Shareholders’ Equity
During the first three months of 2013, Polaris paid $25,687,000 to repurchase and retire approximately 299,000 shares of its common stock. As of March 31, 2013, the Board of Directors has authorized the Company to repurchase up to an additional 1,682,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.42 per share on March 15, 2013 to holders of record at the close of business on March 1, 2013. On April 25, 2013, the Polaris Board of Directors declared a regular cash dividend of $0.42 per share payable on June 17, 2013 to holders of record of such shares at the close of business on June 3, 2013. Cash dividends declared per common share for the three months ended March 31, 2013 and 2012, were as follows:

	Three months ended March 31,
	2013	2012
Cash dividends declared and paid per common share	$0.42	$0.37
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

	Three months ended March 31,
	2013	2012
Weighted average number of common shares outstanding	68,355	68,177
Director Plan and deferred stock units	340	359
ESOP	98	101
Common shares outstanding—basic	68,793	68,637
Dilutive effect of Option Plans and Omnibus Plan	1,969	2,188
Common and potential common shares outstanding—diluted	70,762	70,825
During the first quarter ending March 31, 2013, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 566,000 compared to 1,025,000 for the same period in 2012.
Accumulated other comprehensive income
Changes in the accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$13,669	$(1,431)	$12,238
Reclassification to the income statement	—	(4)	(4)
Change in fair value	(1,639)	1,111	(528)
Balance as of March 31, 2013	$12,030	$(324)	$11,706
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,
		2013	2012
Foreign currency contracts	Other income, net	$(220)	$(2,006)
Foreign currency contracts	Cost of sales	216	106
Total		$(4)	$(1,900)
The net amount of the existing gains or losses at March 31, 2013 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 10 for further information regarding Polaris' derivative activities.

NOTE 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2013, the Company had an accrual of $19,373,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets. The Company is party to a lawsuit in which the Plaintiff alleges that she was injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. Management believes the claim to be without merit and intends to defend vigorously against the action, but there can be no assurances that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s financial condition. Management is unable to estimate the range of reasonably possible loss associated with this claim. The Company discontinued the manufacture of marine products in 2004.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of March 31, 2013 and December 31, 2012, the fair value of contingent purchase price commitments was $13,163,000 and $12,701,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At March 31, 2013, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$8,542	$(146)
Canadian Dollar	79,362	1,041
Euro	1,228	(51)
Japanese Yen	38,426	(2,477)
Mexican Peso	6,444	807
Swedish Krona	10,182	(15)
Total	$144,184	$(841)
These contracts, with maturities through December 31, 2013, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting. The Company recognized a loss of $1,081,000 in cost of sales on commodity contracts not designated as hedging instruments for the three months ended March 31, 2013 versus a gain of $544,000 for the three months ended March 31, 2012.

The table below summarizes the carrying values of derivative instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,989	$(2,830)	$(841)
Total derivatives designated as hedging instruments	$1,989	$(2,830)	$(841)
Commodity contracts(1)	$114	$(1,069)	$(955)
Total derivatives not designated as hedging instruments	$114	$(1,069)	$(955)
Total derivatives	$2,103	$(3,899)	$(1,796)

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,122	$(3,739)	$(2,617)
Total derivatives designated as hedging instruments	$1,122	$(3,739)	$(2,617)
Commodity contracts(1)	$114	$(238)	$(124)
Total derivatives not designated as hedging instruments	$114	$(238)	$(124)
Total derivatives	$1,236	$(3,977)	$(2,741)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Three months ended March 31,
	2013	2012
Interest rate contracts	$(6)	$(6)
Foreign currency contracts	1,113	(3,415)
Total	$1,107	$(3,421)
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three months ended March 31, 2013.

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
The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for the foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses significant other observable inputs to value the Company's derivative instruments used to hedge interest rate volatility, foreign currency and commodity transactions. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$21,603	$21,603	—	—
Total assets at fair value	$21,603	$21,603	—	—
Foreign exchange contracts, net	$(841)	—	$(841)	—
Commodity contracts, net	(955)	—	(955)	—
Non-qualified deferred compensation liabilities	(21,603)	$(21,603)	—	—
Total liabilities at fair value	$(23,399)	$(21,603)	$(1,796)	—
	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$15,872	$15,872	—	—
Total assets at fair value	$15,872	$15,872	—	—
Foreign exchange contracts, net	$(2,617)	—	$(2,617)	—
Commodity contracts, net	(124)	—	(124)	—
Non-qualified deferred compensation liabilities	(15,872)	$(15,872)	—	—
Total liabilities at fair value	$(18,613)	$(15,872)	$(2,741)	—

NOTE 12. Subsequent Events
On April 10, 2013, Polaris acquired A.M. Holding S.A.S, which operates under the name Aixam Mega S.A.S. ("Aixam"), a previously privately owned company based in France that manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. The acquisition was funded with cash on hand. The acquisition is intended to strengthen Polaris' SV portfolio and enhance the profitability and growth potential of Polaris in Europe. Aixam had sales of approximately $110 million in calendar year 2012. Due to the proximity of the date of the acquisition to the issuance of the first quarter 2013 financial statements, Polaris has not yet completed the initial accounting for the business combination.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month period ended March 31, 2013. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; On-Road Vehicles, which is comprised of motorcycles and Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

For the first quarter ended March 31, 2013, we reported net income of $75.5 million, or $1.07 per diluted share, compared to 2012 first quarter net income of $60.1 million, or $0.85 per diluted share. Sales for the first quarter 2013 totaled $745.9 million, an increase of 11 percent from last year’s first quarter sales of $673.8 million. The first quarter 2013 sales and earnings growth was driven by increased retail sales demand for our products and continued market share gains. Our unit retail sales to consumers in North America grew seven percent during the first quarter of 2013 compared to the first quarter of 2012, with increased demand for our snowmobiles and ORVs. We achieved first quarter market share improvements in all product lines in North America as the retail sales performance was higher than overall industry retail sales. Our sales to customers outside of North America grew five percent in the first quarter of 2013. During the 2013 first quarter, our gross profit of $216.6 million increased from $195.0 million in the comparable prior year period. The increase in gross profit resulted primarily from increased volume, higher selling prices, lower commodity costs, and production efficiencies. Our balance sheet remained healthy with $380.8 million in cash on hand and $106.4 million in long-term debt and capital lease obligations at March 31, 2013.
Results of Operations
Sales:
Sales were $745.9 million in the first quarter 2013, an 11 percent increase from $673.8 million in sales for the same period in 2012. The following table is an analysis of the percentage change in total Company sales for the three months ended March 31, 2013, when compared to the same prior year period:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2013
Volume	7%
Product mix and price	4
Currency	—
11%
 Volume for the 2013 first quarter increased seven percent compared to the same period in 2012, as we shipped more ORVs, snowmobiles, and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed four percent to the growth for the 2013 first quarter compared to the same period in 2012, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. The impact from currency rates on our Canadian and other foreign subsidiaries' sales, when translated to U.S. dollars for the 2013 first quarter, was flat compared to the same period in 2012.
Our sales by product line were as follows:

	Three months ended March 31,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
Off-Road Vehicles	$541.3	73%	$504.6	75%	7%
Snowmobiles	14.7	2%	4.6	1%	217%
On-Road Vehicles	62.8	8%	64.7	9%	(3)%
PG&A	127.1	17%	99.9	15%	27%
Total Sales	$745.9	100%	$673.8	100%	11%
ORV sales of $541.3 million in the 2013 first quarter increased seven percent from the first quarter 2012. This increase reflects continued market share gains driven by industry leading product offerings, including the highly successful RANGER XP® 900 and the new higher performing RANGER® 800 mid-size utility vehicles. Our North American ORV unit retail sales to consumers increased single digits percent from the first quarter last year, with ATV unit retail sales having experienced a slight decline and side-by-side vehicle unit retail sales continuing to grow during the quarter. North American dealer inventories of ORVs increased 26 percent from the first quarter 2012, reflecting the continued focus on increasing availability in both established and new market segments in addition to preparing for the spring selling season. ORV sales outside of North America decreased two percent compared to the first quarter 2012, primarily due to weaker industry conditions in

Australia and Europe. For the 2013 first quarter, the average ORV per unit sales price increased four percent over last year's comparable period, primarily as a result of the increased sales of higher priced side-by-side vehicle models.
Snowmobile sales increased $10.1 million in the 2013 first quarter to $14.7 million compared to the first quarter of 2012. Historically, the first quarter is a slow quarter for snowmobile shipments to dealers due to the seasonality of the business. The North American snowmobile industry finished the selling season in March 2013 with retail sales up over 20 percent in the 2013 first quarter and up mid-single digits percent for the entire season ending March 31, 2013, due to more normal snowfall levels and later snow cover in this years' season. Our North America retail snowmobile sales outpaced the industry, resulting in increased market share for the season ending in March 2013 and a four percent decrease in North American dealer inventories compared to the prior year end of season. Sales to customers outside North America increased over 100 percent in the first quarter of 2013 as we moved additional product into the Scandinavian and Russian markets where snowfall levels drove healthy snowmobile retail sales increases. The average snowmobile per unit sales price for the first quarter 2013 increased 50 percent compared to the same period last year, primarily due to reduced sales promotion and dealer incentive costs in the first quarter 2013 caused by more favorable snowfall conditions this past season.
Sales of the On-Road Vehicles division, which is comprised primarily of Victory motorcycles, but also includes Indian motorcycles and our GEM and Goupil electric vehicles, decreased three percent over the first quarter 2012 to $62.8 million. North American industry heavyweight cruiser and touring motorcycle retail sales decreased about 10 percent during the 2013 first quarter compared to the prior year’s first quarter. The decrease was caused by unseasonably warm weather in 2012 and a late start to spring in 2013. Over the same period, Victory North American unit retail sales also decreased; however, the decrease was not as significant as the industry resulting in continued market share gains. Sales of SVs grew double digits percent during the first quarter 2013 as compared to the prior year period through added distribution and improved sales efforts for GEM and Goupil vehicles. North American Victory dealer inventory increased 30 percent versus 2012 levels to support new dealer additions and our retail flow management ordering system. The new retail flow management ordering system allows dealers to place more frequent orders based on retail sell-through along with encouraging display of each Victory model. Sales of On-Road Vehicles to customers outside of North America decreased 11 percent during the 2013 first quarter compared to the prior year’s first quarter. The average per unit sales price for the On-Road Vehicles division in the 2013 first quarter increased five percent compared to the first quarter 2012.
PG&A sales increased 27 percent to $127.1 million during the first quarter of 2013 compared to the same period in 2012. Sales of PG&A to customers outside of North America increased seven percent during the first quarter of 2013 compared to the same period in 2012. The sales increase in 2013 was driven by double digit sales increases in all segments and product lines, with snowmobile related PG&A performing exceptionally well due to more normal snowfall and later snow cover this past riding season, which ended March 31, 2013. Additionally, sales from the recently acquired Klim business contributed to the increase in PG&A sales in the 2013 first quarter.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
United States	$544.0	73%	$489.1	73%	11%
Canada	87.6	12%	75.4	11%	16%
Other foreign countries	114.3	15%	109.3	16%	5%
Total sales	$745.9	100%	$673.8	100%	11%

Significant regional trends were as follows:
United States:
Net sales in the United States for the first quarter of 2013 increased 11 percent compared to the first quarter of 2012. An increase in shipments of ORVs, snowmobiles, and PG&A accounted for the increase for the first quarter. The United States represented 73 percent of total Company sales in both the 2013 and 2012 first quarters.
Canada:
Canadian sales increased 16 percent for the 2013 first quarter compared to the same period in 2012. Increased volume was the primary contributor for the increase, partially offset by currency rate movements having an unfavorable one percent impact on sales for the 2013 first quarter compared to the same period in 2012. Canada represented 12 percent of total Company sales for the 2013 first quarter, compared to 11 percent of total Company sales for the 2012 first quarter.

Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased five percent for the 2013 first quarter compared to the same period in 2012. The increase in the first quarter 2013 was primarily driven by volume increases in snowmobiles and PG&A. Currency rate movements were favorable during the quarter and accounted for a one percent increase in sales for the 2013 first quarter compared to the same period in 2012. Other foreign countries represented 15 percent of total Company sales for the 2013 first quarter, compared to 16 percent of total Company sales for the first quarter 2012.
Cost of Sales:

	Three months ended March 31,
($ in millions)	2013	Percent of Total Cost of Sales	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012
Purchased materials and services	$464.8	87%	$418.9	87%	11%
Labor and benefits	41.3	8%	38.7	8%	7%
Depreciation and amortization	14.4	3%	12.8	3%	13%
Warranty costs	8.8	2%	8.4	2%	5%
Total cost of sales	$529.3	100%	$478.8	100%	11%
Percentage of sales	71.0%		71.1%		-10 basis
					points
For the 2013 first quarter, cost of sales increased 11 percent to $529.3 million compared to $478.8 million in the 2012 first quarter. The increase in cost of sales for the 2013 first quarter resulted primarily from the effect of increases in volume on purchased materials and labor and benefits.
 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2013	2012	Change 2013 vs. 2012
Gross profit dollars	$216.6	$195.0	11%
Percentage of sales	29.0%	28.9%	+10 basis points
Gross profit, as a percentage of sales, was 29.0 percent for the 2013 first quarter, an increase of 10 basis points from the same period last year. Gross profit dollars increased 11 percent to $216.6 million in the 2013 first quarter compared to the same period in 2012 primarily due to increased volume. The first quarter 2013 increase in gross margin percentage was driven by lower commodity costs, higher selling prices, and production efficiencies, largely offset by unfavorable currency movements and higher promotional activities.
Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2013	2012	Change 2013 vs. 2012
Selling and marketing	$54.5	$45.1	21%
Research and development	31.5	30.5	3%
General and administrative	38.8	35.0	11%
Total operating expenses	$124.8	$110.6	13%
Percentage of sales	16.7%	16.4%	+30 basis points
Operating expenses for the 2013 first quarter increased 13 percent to $124.8 million, compared to $110.6 million for the same period in 2012. Operating expenses in absolute dollars for the first quarter of 2013 rose primarily due to planned strategic investments, higher sales, marketing and advertising increases primarily related to the relaunch of Indian motorcycles, and increased research and development activities related to new products under development. Operating expenses as a percentage of sales was 16.7 percent for the 2013 first quarter, compared to 16.4 percent for the same period in 2012.

Income from Financial Services:
The following table reflects our income from financial services:

	Three months ended March 31,
($ in millions)	2013	2012	Change 2013 vs. 2012
Income from financial services	$10.1	$7.2	40%
Percentage of sales	1.4%	1.1%	+30 basis points
Income from financial services increased 40 percent to $10.1 million in the 2013 first quarter compared to $7.2 million in the 2012 first quarter primarily due to higher income from dealer inventory financing through Polaris Acceptance and increased volume and profitability generated from the retail credit portfolios with GE, Capital One, and Sheffield Financial ("Sheffield"). Further discussion can be found in the “Liquidity and Capital Resources” section below.
Interest Expense:
Interest expense was flat at $1.5 million for the first quarter 2013 and 2012, due to consistent levels of long-term debt and capital lease obligations.
Other Income, Net:
Non-operating other income was $2.5 million in the first quarter of 2013, as compared to $2.6 million in the first quarter of 2012. The change in income primarily relates to foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for Income Taxes:
The income tax provision for the first quarter 2013 was recorded at a rate of 26.4 percent of pretax income compared to 35.1 percent of pretax income for the first quarter 2012. The lower income tax rate for the first quarter 2013 reflects $8.2 million of tax benefits resulting from the United States Congress passing the research and development income tax credit retroactive to 2012, which was all recorded in the first quarter 2013, and the release of certain income tax reserves due to favorable conclusions of federal income tax audits.

Reported Net Income:
The following table reflects our reported net income:

	Three months ended March 31,
($ in millions except per share data)	2013	2012	Change 2013 vs. 2012
Net income	$75.5	$60.1	26%
Diluted net income per share	$1.07	$0.85	26%

Weighted Average Shares Outstanding:
The weighted average diluted shares outstanding for each of the first quarters ended March 31, 2013 and 2012 was 70.8 million shares. Over the time period within and between the comparable first quarter periods, the issuance of shares under employee compensation plans offset share repurchases under our stock repurchase program, resulting in flat weighted average shares outstanding.
Cash Dividends:
We paid a regular cash dividend of $0.42 per share on March 15, 2013 to holders of record at the close of business on March 1, 2013. On April 25, 2013, our Board of Directors declared a regular cash dividend of $0.42 per share payable on June 17, 2013 to holders of record of such shares at the close of business on June 3, 2013.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating activities. Our primary uses of funds have been for repurchase and retirement of common stock, capital investment and new product development, and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

($ in millions)	Three months ended March 31,
	2013	2012	Change
Total cash provided by (used for):
Operating activities	$47.7	$(0.7)	$48.4
Investing activities	(38.5)	(22.2)	(16.3)
Financing activities	(44.6)	(17.6)	(27.0)
Impact of currency exchange rates on cash balances	(0.9)	1.0	(1.9)
Decrease in cash and cash equivalents	$(36.3)	$(39.5)	$3.2
Operating activities:
Net cash provided by operating activities totaled $47.7 million for the three months ended March 31, 2013 compared to $0.7 million net cash used for operating activities in the first three months of 2012. The $48.4 million increase in net cash provided by operating activities for the three months ended March 31, 2013 is primarily the result of higher net income and lower working capital requirements in the first three months of 2013 compared to 2012.
Investing activities:
Net cash used for investing activities was $38.5 million for the first three months of 2013 compared to $22.2 million for the same period in 2012. The primary use of cash for the three months ended March 31, 2013 and 2012, was the purchase of property and equipment. In the first quarter of 2013, we had large expenditures related to the expansion of many of our North America locations including our Product Development Center near Wyoming, Minnesota, and manufacturing facilities in Roseau, Minnesota and Monterrey, Mexico. Additionally, we purchased warehouses in Ohio which will become a new regional distribution center for our PG&A business, and purchased a previously leased manufacturing facility in Milford, Iowa to support growing production capacity needs.
Financing activities:
Net cash used for financing activities was $44.6 million for the first three months of 2013 compared to $17.6 million in the same period in 2012. We paid cash dividends of $28.7 million and $25.3 million in the three months ended March 31, 2013 and 2012, respectively. Common stock repurchased during the first three months of 2013 and 2012 totaled $25.7 million and $5.9 million, respectively. Proceeds from the issuance of stock under employee plans were $5.0 million and $6.5 million for the three months ended March 31, 2013 and 2012, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in January 2018. There were no borrowings under the revolving loan at March 31, 2013.
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 13 percent and 16 percent at March 31, 2013 and 2012, respectively.
Additionally, at March 31, 2013 we had letters of credit outstanding of $19.0 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 73.3 million shares have been repurchased cumulatively from 1996 through March 31, 2013. We repurchased 299,000 shares of our common stock for $25.7 million during the first three months of 2013, which increased earnings per share by less than one cent. We have authorization from our Board of Directors to repurchase up to an additional 1.7 million shares of our common stock as of March 31, 2013. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
On April 10, 2013, subsequent to first quarter 2013, Polaris acquired A.M. Holding S.A.S, which operates under the name Aixam Mega S.A.S., a previously privately owned company based in France that manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. The acquisition was funded with cash on hand.
Management believes that existing cash balances and cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, acquisitions, and capital requirements for the foreseeable future. At this time, management is not aware of any adverse factors that would have a material impact on cash flow.
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
We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at March 31, 2013 was $56.4 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2013, the potential 15 percent aggregate repurchase obligation is approximately $97.9 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2017 with similar terms to the previous agreement.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2013, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $786.4 million, a 30 percent increase from $602.8 million at March 31, 2012. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC managed the Polaris private label revolving credit card program under the StarCard label. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. We have not experienced any changes, and do not expect any changes going forward, in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One. The current agreement expires in October 2013. Our income generated from the Capital One agreement has been included as a component of income from financial services in the accompanying consolidated statements of income.
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
In January 2009, a wholly owned subsidiary of Polaris entered into a multi-year contract with Sheffield pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of Polaris dealers for our products in the United States. The current installment credit agreement under which Sheffield provides exclusive installment credit lending for ORVs, Snowmobiles and certain other Polaris products expires in February 2016. Our income generated from the Sheffield agreement has been included as a component of income from financial services in the accompanying consolidated statements of income.

Inflation and Foreign Exchange Rates
Commodity inflation has had an impact on our results of operations in the first quarter of 2013. The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro, and other foreign currencies have also had a material impact from time to time. At March 31, 2013, we had the following open foreign currency contracts for 2013:

Foreign Currency	Notional Amounts (in thousands of US Dollars)	Average Exchange Rate of Open Contracts
Australian Dollar	$8,542	$1.01 to 1 Australian Dollar
Canadian Dollar	79,362	$0.99 to 1 Canadian Dollar
Euro	1,228	$1.29 to 1 Euro
Japanese Yen	38,426	$1 to 83.73 Yen
Mexican Peso	6,444	$1 to 14.01 Peso
Swedish Krona	10,182	$0.15 to 1 Krona
During 2012, purchases totaling approximately five percent of our cost of sales were from yen-denominated suppliers. Our cost of sales in the first quarter ended March 31, 2013, was positively impacted by the Japanese yen-U.S. dollar exchange rate fluctuation when compared to the same period in 2012. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Japanese yen-U.S. dollar exchange rate will have a positive impact on cost of sales for the remainder of 2013 when compared to the same periods in the prior year.
With the increased production at our Monterrey, Mexico facility, our costs in Mexican peso have increased significantly. We began hedging the Mexican peso in the second quarter of 2012. The Mexican peso-U.S. dollar exchange rate had a slightly negative impact on cost of sales during the first quarter of 2013. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Mexican peso-U.S. dollar exchange rate will have a slightly negative impact on Cost of sales for the remainder of 2013 when compared to the same periods in the prior year.
We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar had a negative impact on sales and gross margin levels in the first quarter ended March 31, 2013, when compared to the same periods in 2012. In view of current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the Canadian dollar-U.S. dollar exchange rate will have a negative impact on sales and net income for the remainder of 2013 when compared to the same periods in the prior year.
We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar in relation to the other foreign currencies, combined, resulted in a negative impact on the gross margin levels in the first quarter ended March 31, 2013, when compared to the same period in 2012. In view of the current exchange rates and the foreign exchange hedging contracts currently in place, we anticipate that the impact of the exchange rates on sales and gross profit for the remainder of 2012 when compared to the same periods in the prior year will be slightly negative for the Euro and other foreign currencies.
The assets and liabilities in all our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive income, net in the shareholders’ equity section of the accompanying consolidated balance sheet. Revenues and expenses in all our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals, and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2013, derivative contracts were in place to hedge a portion of our aluminum and diesel fuel exposures for the balance of 2013. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a neutral impact on our gross margins for the remainder of 2013 when compared to the same periods in the prior year.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies.
Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading entitled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Capital One, GE and Sheffield; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.
Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2012.
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
Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her Complaint, Plaintiff alleges that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleges that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. Plaintiff is seeking general, special, and punitive damages. The case has been referred to and accepted by the Long Cause Division for trial, which is scheduled to begin on June 18, 2013. Management believes the claim to be without merit and intends to defend vigorously against this action, but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to us or that the defense of the suit or its outcome will not have a material adverse effect on our financial condition or results of operations.
We are involved in a number of other legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 1A – RISK FACTORS
In addition to the risk factors set forth in this report, please consider the factors discussed in “Part I, Item 1A. Risk Factors” in Polaris’ fiscal year 2012 Annual Report filed on Form 10-K, which could materially affect the Company’s business, financial condition, or future results.
Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2013	1,000	$89.40	1,000	1,980,000
February 1 — 28, 2013	279,000	85.45	279,000	1,701,000
March 1 — 31, 2013	19,000	92.36	19,000	1,682,000
Total	299,000	$85.90	299,000	1,682,000
The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.3 million shares have been repurchased cumulatively from 1996 through March 31, 2013. This Program does not have an expiration date.
Item 4 – MINE SAFETY DISCLOSURES
Not applicable.
Item 6 – EXHIBITS
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

10.a
Second Amendment to the Credit Agreement, dated January 31, 2013, by and among the Company, and any designated Foreign Borrower, the lenders from time to time party to the Credit Agreement, and U.S. Bank National Association, as one of the lenders, lead arranger, lead book runner, and administrative agent for the lenders, incorporated by reference to Exhibit 10.nn to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

31.a	Certification of Chief Executive Officer — Section 302

31.b	Certification of Chief Financial Officer — Section 302

32.a	Certification of Chief Executive Officer — Section 906

32.b	Certification of Chief Financial Officer — Section 906

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 1, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date: May 1, 2013	/S/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2013	/S/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)