Form 10-Q
period 2013-06-30
POLARIS INDUSTRIES INC/MN
filed 2013-07-23
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of July 18, 2013, 68,857,145 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$217,674	$417,015
Trade receivables, net	148,725	119,769
Inventories, net	428,634	344,996
Prepaid expenses and other	47,169	34,039
Income taxes receivable	13,520	15,730
Deferred tax assets	84,215	86,292
Total current assets	939,937	1,017,841
Property and equipment, net	342,713	253,369
Investment in finance affiliate	55,346	56,988
Investment in other affiliates	17,901	12,817
Deferred tax assets	4,686	22,389
Goodwill and other intangible assets, net	223,537	107,216
Other long-term assets	26,282	15,872
Total assets	$1,610,402	$1,486,492
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$3,297	$2,887
Accounts payable	236,347	169,036
Accrued expenses:
Compensation	85,206	139,140
Warranties	42,717	47,723
Sales promotions and incentives	98,006	107,008
Dealer holdback	84,570	86,733
Other	72,487	73,529
Income taxes payable	16,539	4,973
Total current liabilities	639,169	631,029
Long-term income taxes payable	8,279	7,063
Capital lease obligations	4,304	4,292
Long-term debt	100,000	100,000
Other long-term liabilities	51,187	53,578
Total liabilities	$802,939	$795,962
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 68,853 and 68,647 shares issued and outstanding, respectively	$689	$686
Additional paid-in capital	321,182	268,515
Retained earnings	476,661	409,091
Accumulated other comprehensive income, net	8,931	12,238
Total shareholders’ equity	807,463	690,530
Total liabilities and shareholders’ equity	$1,610,402	$1,486,492
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$844,800	$755,446	$1,590,709	$1,429,196
Cost of sales	592,462	538,697	1,121,723	1,017,484
Gross profit	252,338	216,749	468,986	411,712
Operating expenses:
Selling and marketing	62,238	50,555	116,731	95,688
Research and development	34,604	31,216	66,054	61,682
General and administrative	41,444	32,759	80,254	67,759
Total operating expenses	138,286	114,530	263,039	225,129
Income from financial services	11,502	8,215	21,576	15,398
Operating income	125,554	110,434	227,523	201,981
Non-operating expense (income):
Interest expense	1,371	1,466	2,844	2,978
Equity in loss of other affiliates	586	—	998	—
Other (income) expense, net	(1,230)	210	(3,698)	(2,367)
Income before income taxes	124,827	108,758	227,379	201,370
Provision for income taxes	44,823	38,935	71,911	71,469
Net income	$80,004	$69,823	$155,468	$129,901
Basic net income per share	$1.16	$1.01	$2.26	$1.89
Diluted net income per share	$1.13	$0.98	$2.20	$1.83
Weighted average shares outstanding:
Basic	68,867	68,954	68,830	68,795
Diluted	70,755	71,161	70,759	70,993

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$80,004	$69,823	$155,468	$129,901
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $169 and $221 in 2013 and $295 and $130 in 2012	(4,688)	(5,734)	(6,327)	(2,070)
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of ($1,137) and ($1,796) in 2013 and ($778) and $1,070 in 2012	1,913	1,775	3,020	(1,646)
Comprehensive income	$77,229	$65,864	$152,161	$126,185
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net income	$155,468	$129,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,279	32,677
Noncash compensation	34,043	18,338
Noncash income from financial services	(2,384)	(1,599)
Noncash loss from other affiliates	998	—
Deferred income taxes	(6,356)	(3,228)
Tax effect of share-based compensation exercises	(9,868)	(10,450)
Changes in operating assets and liabilities:
Trade receivables	(18,297)	(20,014)
Inventories	(65,761)	(60,668)
Accounts payable	51,212	45,622
Accrued expenses	(84,105)	(69,436)
Income taxes payable/receivable	20,358	27,797
Prepaid expenses and others, net	(11,073)	(10,567)
Net cash provided by operating activities	103,514	78,373
Investing Activities:
Purchase of property and equipment	(93,720)	(41,591)
Investment in finance affiliate, net	4,026	2,158
Investment in other affiliates	(6,063)	—
Acquisition of businesses, net of cash acquired	(134,817)	(383)
Net cash used for investing activities	(230,574)	(39,816)
Financing Activities:
Borrowings under capital lease obligations	1,432	1,968
Repayments under capital lease obligations	(1,873)	(1,422)
Repurchase and retirement of common shares	(31,869)	(48,634)
Cash dividends to shareholders	(57,487)	(50,749)
Tax effect of proceeds from share-based compensation exercises	9,868	10,450
Proceeds from stock issuances under employee plans	10,219	14,690
Net cash used for financing activities	(69,710)	(73,697)
Impact of currency exchange rates on cash balances	(2,571)	(902)
Net decrease in cash and cash equivalents	(199,341)	(36,042)
Cash and cash equivalents at beginning of period	417,015	325,336
Cash and cash equivalents at end of period	$217,674	$289,294
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Polaris Industries Inc. ("Polaris" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which include all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$40,941	$40,430	$47,723	$44,355
Additions to warranty reserve through acquisitions	1,602	—	1,602	—
Additions charged to expense	13,154	8,647	21,990	17,039
Warranty claims paid	(12,980)	(10,392)	(28,598)	(22,709)
Balance at end of period	$42,717	$38,685	$42,717	$38,685

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

Total share-based compensation expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Option plan	$5,853	$4,256	$10,977	$8,357
Other share-based awards	7,973	8,370	18,105	27,296
Total share-based compensation before tax	13,826	12,626	29,082	35,653
Tax benefit	5,168	4,746	10,866	13,353
Total share-based compensation expense included in net income	$8,658	$7,880	$18,216	$22,300
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2013, there was $74,375,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.81 years. Included in unrecognized share-based compensation is approximately $44,869,000 related to stock options and $29,506,000 for restricted stock.

NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials and purchased components	$91,417	$70,552
Service parts, garments and accessories	103,231	95,110
Finished goods	255,698	196,691
Less: reserves	(21,712)	(17,357)
Inventories	$428,634	$344,996

NOTE 4. Financing Agreement
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In January 2013, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.” There were no borrowings under the revolving loan facility at June 30, 2013.
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured senior notes due May 2018 and $75,000,000 of 4.60 percent unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011.
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of June 30, 2013.
As of June 30, 2013 and December 31, 2012, the Company’s capital lease obligations totaled $7,601,000 and $7,179,000, respectively, which included $3,297,000 and $2,887,000, respectively, classified as a current liability.

NOTE 5. Financial Services Arrangements
Polaris Acceptance, a joint venture partnership between a wholly-owned subsidiary of Polaris and GE Commercial Distribution Finance Corporation (GECDF), an indirect subsidiary of General Electric Capital Corporation, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. From time to time, Polaris Acceptance sells portions of its receivable portfolio to a securitization facility (the "Securitization Facility") arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Facility has been included as a component of income from financial services in the accompanying consolidated statements of income. The agreement between GECDF and Polaris is effective through February 2017.
Polaris’ total investment in Polaris Acceptance of $55,346,000 at June 30, 2013 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. The net amount financed for dealers under this arrangement at June 30, 2013 was $712,801,000, which included $167,218,000 in the Polaris Acceptance portfolio and $545,583,000 of receivables within the Securitization Facility.
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

NOTE 6. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of June 30, 2013 and December 31, 2012 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	June 30, 2013	December 31, 2012
Investment in Brammo	$14,500	$12,000
Investment in EPPL	3,401	817
Total investment in other affiliates	$17,901	$12,817
Brammo is a privately held manufacturer of electric motorcycles. During the 2013 second quarter, Polaris made an additional $2,500,000 investment in Brammo. The investment in Brammo is accounted for under the cost method.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (Eicher). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. Through June 30, 2013, Polaris has invested $4,562,000 in the joint venture. Polaris' share of EPPL loss for the three and six months ended June 30, 2013 was $586,000 and $998,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.

NOTE 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $120,870,000 of goodwill and $102,667,000 of intangible assets, net of accumulated amortization, as of June 30, 2013.
Additions to goodwill and other intangible assets in the first six months of 2013 relate to the acquisition of A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. ("Aixam"), on April 10, 2013. Aixam manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. The acquisition strengthens Polaris' SV portfolio and enhances the profitability and growth potential of Polaris in Europe. Aixam's financial results are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. The acquisition of Aixam for $141,189,000, which was funded with cash on hand, was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Net of cash acquired, the Aixam purchase price was $134,817,000. As of June 30, 2013, this allocation for Aixam remains preliminary as it relates to the valuation of certain working capital accounts, intangible assets and taxes.
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows (in thousands):

Six months ended June 30, 2013
Balance as of beginning of period	$56,324
Goodwill acquired during the period	65,004
Currency translation effect on foreign goodwill balances	(458)
Balance as of end of period	$120,870
For other intangible assets, the changes in the net carrying amount for the six months ended June 30, 2013 were as follows (in thousands):

	Six months ended June 30, 2013
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$54,907	$(4,015)
Intangible assets acquired during the period	55,327	—
Amortization expense	—	(3,652)
Foreign currency translation effect on balances	48	52
Other intangible assets, ending	$110,282	$(7,615)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2013	December 31, 2012
Non-amortizable - indefinite lived:
Brand names		40,357	26,691
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	56,562	14,702
Developed technology	5-7	12,823	12,974
Total amortizable		69,925	28,216
Less: Accumulated amortization		(7,615)	(4,015)
Net amortized other intangible assets		62,310	24,201
Total other intangible assets, net		102,667	50,892
Amortization expense for intangible assets for the three months ended June 30, 2013 was $2,574,000. Estimated amortization expense for the remainder of 2013 through 2018 is as follows: 2013 (remainder), $5,090,000; 2014, $10,180,000; 2015, $10,180,000; 2016, $10,156,000; 2017, $9,847,000; 2018, $8,399,000; and after 2018, $8,458,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

NOTE 8. Shareholders’ Equity
During the six months ended June 30, 2013, Polaris paid $31,869,000 to repurchase and retire approximately 372,000 shares of its common stock. As of June 30, 2013, the Board of Directors has authorized the Company to repurchase up to an additional 1,609,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.42 per share on June 17, 2013 to holders of record at the close of business on June 3, 2013.

Cash dividends declared per common share for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash dividends declared and paid per common share	$0.42	$0.37	$0.84	$0.74
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	68,536	68,507	68,445	68,342
Director Plan and deferred stock units	233	338	287	348
ESOP	98	109	98	105
Common shares outstanding—basic	68,867	68,954	68,830	68,795
Dilutive effect of Option Plans and Omnibus Plan	1,888	2,207	1,929	2,198
Common and potential common shares outstanding—diluted	70,755	71,161	70,759	70,993
During the second quarter and year-to-date periods ended June 30, 2013, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 1,018,000 and 799,000, respectively, compared to 916,000 and 1,117,000 for the same respective periods in 2012.
Accumulated other comprehensive income
Changes in the accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$13,669	$(1,431)	$12,238
Reclassification to the income statement	—	(358)	(358)
Change in fair value	(6,327)	3,378	(2,949)
Balance as of June 30, 2013	$7,342	$1,589	$8,931
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Foreign currency contracts	Other income, net	$(891)	$(1,609)	$(1,111)	$(3,616)
Foreign currency contracts	Cost of sales	537	7	753	113
Total		$(354)	$(1,602)	$(358)	$(3,503)
The net amount of the existing gains or losses at June 30, 2013 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 10 for further information regarding Polaris' derivative activities.

NOTE 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2013, the Company had an accrual of $19,717,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets. The Company is party to a lawsuit in which the Plaintiff alleges that she was injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. The trial for the lawsuit was in process as of this filing. Management continues to believe the claim is without merit and is aggressively defending against the action, but there can be no assurances that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s financial condition. Management is unable to estimate the range of reasonably possible loss associated with this claim. The Company discontinued the manufacture of marine products in 2004.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of June 30, 2013 and December 31, 2012, the fair value of contingent purchase price commitments was $13,659,000 and $12,701,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

NOTE 10. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. From time to time, the primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable-rate borrowings. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes. At June 30, 2013, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$7,531	$809
Canadian Dollar	67,570	1,845
Japanese Yen	26,925	(1,002)
Mexican Peso	8,999	120
Norwegian Kroner	4,848	227
Swedish Krona	8,103	220
Total	$123,976	$2,219

These contracts, with maturities through June 30, 2014, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting. The Company recognized a gain of $207,000 and loss of $874,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and six months ended June 30, 2013, versus a gain of $291,000 and $835,000 for the three and six months ended June 30, 2012.
The table below summarizes the carrying values of derivative instruments as of June 30, 2013 and December 31, 2012 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$4,197	$(1,978)	$2,219
Total derivatives designated as hedging instruments	$4,197	$(1,978)	$2,219
Commodity contracts(1)	$35	$(290)	$(255)
Total derivatives not designated as hedging instruments	$35	$(290)	$(255)
Total derivatives	$4,232	$(2,268)	$1,964

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,122	$(3,739)	$(2,617)
Total derivatives designated as hedging instruments	$1,122	$(3,739)	$(2,617)
Commodity contracts(1)	$114	$(238)	$(124)
Total derivatives not designated as hedging instruments	$114	$(238)	$(124)
Total derivatives	$1,236	$(3,977)	$(2,741)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement. The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest rate contracts	$(6)	$(6)	$(12)	$(12)
Foreign currency contracts	1,919	1,781	3,032	(1,634)
Total	$1,913	$1,775	$3,020	$(1,646)
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2013.

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

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Foreign exchange contracts, net	$2,219	—	$2,219	—
Non-qualified deferred compensation assets	21,944	$21,944	—	—
Total assets at fair value	$24,163	$21,944	$2,219	—
Commodity contracts, net	$(255)	—	$(255)	—
Non-qualified deferred compensation liabilities	(21,944)	$(21,944)	—	—
Total liabilities at fair value	$(22,199)	$(21,944)	$(255)	—
	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$15,872	$15,872	—	—
Total assets at fair value	$15,872	$15,872	—	—
Foreign exchange contracts, net	$(2,617)	—	$(2,617)	—
Commodity contracts, net	(124)	—	(124)	—
Non-qualified deferred compensation liabilities	(15,872)	$(15,872)	—	—
Total liabilities at fair value	$(18,613)	$(15,872)	$(2,741)	—

Item 2 –
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month period ended June 30, 2013. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the second quarter ended June 30, 2013, we reported net income of $80.0 million, or $1.13 per diluted share, an increase of 15% compared to 2012 second quarter net income of $69.8 million, or $0.98 per diluted share. Sales for the second quarter 2013 totaled $844.8 million, an increase of 12 percent from last year’s second quarter sales of $755.4 million. The second quarter 2013 sales increase was driven primarily by increased sales of ORVs and PG&A and the inclusion of Aixam in our consolidated financial statements since the acquisition on April 10, 2013, along with improved pricing and beneficial mix.

Our unit retail sales to consumers in North America grew 11 percent during the second quarter of 2013 compared to the second quarter of 2012, with the increased demand primarily in ORVs. Our sales to customers outside of North America grew 22 percent in the second quarter of 2013. During the 2013 second quarter, our gross profit of $252.3 million increased from $216.7 million in the comparable prior year period. The increase in gross profit resulted primarily from higher sales, increased selling prices and continued product cost reduction. Our balance sheet remained healthy with $217.7 million in cash on hand and $107.6 million in long-term debt and capital lease obligations at June 30, 2013.
Results of Operations
Sales:
Sales were $844.8 million in the second quarter 2013, a 12 percent increase from $755.4 million in sales for the same period in 2012. Year-to-date sales were $1,590.7 million, an 11 percent increase from $1,429.2 million for the year-to-date period last year. The following table is an analysis of the percentage change in total Company sales for the three and six months ended June 30, 2013, when compared to the same prior year period:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Volume	6%	6%
Product mix and price	6	5
Currency	—	—
	12%	11%
 Volume for the 2013 second quarter and year-to-date periods increased six percent compared to the same periods in 2012, as we shipped more ORVs and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed six percent and five percent to the growth for the 2013 second quarter and year-to-date periods, respectively, compared to the same respective periods in 2012, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. The impact from currency rates on our Canadian and other foreign subsidiaries' sales, when translated to U.S. dollars for the 2013 second quarter and year-to-date period, was flat compared to the same periods in 2012.
Our sales by product line were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
Off-Road Vehicles	$619.2	73%	$581.1	77%	7%	$1,160.5	73%	$1,085.7	76%	7%
Snowmobiles	8.5	1%	8.9	1%	(5)%	23.2	1%	13.5	1%	71%
Motorcycles	49.9	6%	53.1	7%	(6)%	101.7	6%	108.0	8%	(6)%
Small Vehicles	33.7	4%	11.6	2%	190%	44.8	3%	21.4	1%	109%
PG&A	133.5	16%	100.7	13%	33%	260.5	17%	200.6	14%	30%
Total Sales	$844.8	100%	$755.4	100%	12%	$1,590.7	100%	$1,429.2	100%	11%
ORV sales of $619.2 million in the 2013 second quarter increased seven percent from the second quarter 2012. Year-to-date ORV sales increased seven percent from the same period in 2012 to a total of $1,160.5 million. These increases reflect continued market share gains driven by industry leading product offerings, including the highly successful RANGER XP® 900 and the RANGER® 800 mid-size utility vehicles. Our North American ORV unit retail sales to consumers increased low double digits percent from the second quarter last year, with ATV unit retail sales up mid-single digits and side-by-side vehicle unit retail sales climbing double digits percent. North American dealer inventories of ORVs increased mid-teens percent from the second quarter 2012, but were down sequentially from the 2013 first quarter. ORV sales outside of North America decreased two percent compared to the second quarter 2012, primarily due to weak international economic conditions. For the 2013 second quarter, the average ORV per unit sales price increased six percent over last year's comparable period, primarily as a result of the increased sales of higher priced side-by-side vehicle models.

Snowmobile sales decreased five percent in the 2013 second quarter to $8.5 million compared to the second quarter of 2012. Year-to-date snowmobile sales were $23.2 million, a 71 percent increase compared to the same period last year. Historically, the first half of the year is slow for snowmobile shipments to dealers due to the seasonality of the business. The North American snowmobile industry finished the selling season up mid-single digits percent for the entire season ended March 31, 2013, due to more normal snowfall levels and later snow cover in this year's season. Our North America retail snowmobile sales outpaced the industry, resulting in increased market share for the season ending in March 2013. Deliveries to dealers ramp up in the second half of the calendar year as the snowmobile retail selling season begins in earnest.
Sales of the motorcycles division, which is comprised primarily of Victory motorcycles, but also includes Indian motorcycles, decreased six percent in the 2013 second quarter from $49.9 million in the second quarter 2012. Year-to-date 2013 motorcycle sales decreased six percent compared to the comparable period of 2012, to a total of $101.7 million. In the 2013 second quarter, we continued to ship motorcycles based on our retail flow management process, which is closely tied to retail sales, as compared to the prior year wherein shipments were made based on timing of production. North American industry heavyweight cruiser and touring motorcycle retail sales increased low single digits percent during the 2013 second quarter compared to the prior year’s second quarter. Over the same period, Victory North American unit retail sales increased low single digits. North American motorcycle dealer inventory increased versus 2012 levels due to additional models in the product line-up and an increase in dealer count; however, sequentially, motorcycle dealer inventory levels were lower in the 2013 second quarter compared to the 2013 first quarter. Sales of motorcycles to customers outside of North America decreased eight percent during the 2013 second quarter compared to the prior year’s second quarter primarily due to weak a economy in Europe. The average per unit sales price for the Motorcycles division in the 2013 second quarter was flat compared to the second quarter of 2012.
In April 2013, we acquired A.M. Holding S.A.S, which operates under the name Aixam Mega S.A.S. ("Aixam"). Aixam is based in France and manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. Aixam complements our SV division, which also includes GEM and Goupil vehicles. Small Vehicles sales of $33.7 million in the 2013 second quarter increased 190 percent from the 2012 second quarter. Year-to-date 2013 sales increased 109 percent from the same period in 2012, to a total of $44.8 million. The increase in sales over the comparable prior year periods is primarily due to the inclusion of Aixam in our consolidated financial statements since the acquisition in April 2013. GEM and Goupil also each experienced an increase in sales during the 2013 second quarter compared to the same period last year.
PG&A sales increased 33 percent to $133.5 million during the second quarter of 2013 compared to the same period in 2012. Year-to-date PG&A sales increased 30 percent to $260.5 million compared to the same period in 2012. Sales of PG&A to customers outside of North America increased 33 percent during the second quarter of 2013 compared to the same period in 2012. The sales increase in 2013 was driven by double digit sales increases in all segments and product lines and the inclusion of Klim in our consolidated financial statements since the acquisition in December 2012, and Aixam related PG&A since the acquisition in April 2013.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
United States	$599.6	71%	$530.0	70%	13%	$1,143.6	72%	$1,019.0	71%	12%
Canada	109.7	13%	113.9	15%	(4)%	197.2	12%	189.3	13%	4%
Other foreign countries	135.5	16%	111.5	15%	22%	249.9	16%	220.9	16%	13%
Total sales	$844.8	100%	$755.4	100%	12%	$1,590.7	100%	$1,429.2	100%	11%

Significant regional trends were as follows:
United States:
Net sales in the United States for the second quarter of 2013 increased 13 percent compared to the second quarter of 2012. Net sales in the United States during the six months ended June 30, 2013 increased 12 percent compared to the same period in 2012. An increase in shipments of ORVs and PG&A, improved pricing and more beneficial mix accounted for the increase for the second quarter and year-to-date periods. The United States represented 71 percent and 72 percent of total Company sales in the 2013 second quarter and year-to-date periods, respectively, compared to 70 percent and 71 percent of the total Company sales for the 2012 second quarter and year-to-date periods, respectively.

Canada:
Canadian sales decreased four percent for the 2013 second quarter compared to the same period in 2012. Year-to-date Canadian sales increased four percent compared to the same period in 2012. Year-to-date volume increases were partially offset by a decline in 2013 second quarter volume primarily due to unfavorable weather impacting ORV sales. Currency rate movements had an unfavorable one percent impact on sales for both the 2013 second quarter and year-to-date periods compared to the same periods in 2012, respectively. Canada represented 13 percent and 12 percent of total Company sales for the 2013 second quarter and year-to-date periods, respectively, compared to 15 percent and 13 percent of total Company sales for the 2012 second quarter and year-to-date periods, respectively.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 22 percent for the 2013 second quarter compared to the same period in 2012. Year-to-date sales in other foreign countries increased 13 percent compared to the same period last year. The increase in 2013 was primarily driven by the acquisition of Aixam in April 2013, along with increased PG&A sales for both ORVs and motorcycles. Currency rate movements were favorable during the quarter and year-to-date periods, and accounted for a one percent increase in sales for the 2013 periods compared to the same periods in 2012. Other foreign countries represented 16 percent of total Company sales for the 2013 second quarter and year-to-date periods, compared to 15 percent and 16 percent of total Company sales for the respective 2012 periods.
Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2013	Percent of Total Cost of Sales	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012	2013	Percent of Total Cost of Sales	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012
Purchased materials and services	$518.6	88%	$476.9	88%	9%	$983.3	88%	$895.9	88%	10%
Labor and benefits	48.2	8%	41.5	8%	16%	89.5	8%	80.1	8%	12%
Depreciation and amortization	12.5	2%	11.7	2%	7%	26.9	2%	24.5	2%	10%
Warranty costs	13.2	2%	8.6	2%	53%	22.0	2%	17.0	2%	29%
Total cost of sales	$592.5	100%	$538.7	100%	10%	$1,121.7	100%	$1,017.5	100%	10%
Percentage of sales	70.1%		71.3%		-120 basis	70.5%		71.2%		-70 basis
					points					points
For the 2013 second quarter, cost of sales increased 10 percent to $592.5 million compared to $538.7 million in the 2012 second quarter. Year-to-date cost of sales increased 10 percent to $1,121.7 million compared to $1,017.5 million in 2012. The increase in cost of sales for the 2013 second quarter and year-to-date periods resulted primarily from the effect of increases in sales on purchased materials and labor and benefits.
 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Gross profit dollars	$252.3	$216.7	16%	$469.0	$411.7	14%
Percentage of sales	29.9%	28.7%	+120 basis points	29.5%	28.8%	+70 basis points
Gross profit, as a percentage of sales, was 29.9 percent and 29.5 percent for the 2013 second quarter and year-to-date periods, respectively, increases of 120 and 70 basis points from the same respective periods last year. Gross profit dollars increased 16 percent and 14 percent to $252.3 million and $469.0 million in the 2013 second quarter and year-to-date periods compared to the same periods in 2012, respectively. The increases are primarily due to increased volume, continued product cost reduction, higher selling prices and an increase in sales of higher profit PG&A, partially offset by higher promotional costs and increased warranty costs.

Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Selling and marketing	$62.2	$50.5	23%	$116.7	$95.7	22%
Research and development	34.6	31.2	11%	66.1	61.7	7%
General and administrative	41.5	32.8	27%	80.2	67.7	18%
Total operating expenses	$138.3	$114.5	21%	$263.0	$225.1	17%
Percentage of sales	16.4%	15.2%	+120 basis points	16.5%	15.8%	+70 basis points
Operating expenses for the 2013 second quarter and year-to-date periods increased 21 percent and 17 percent to $138.3 million and $263.0 million, respectively, compared to $114.5 million and $225.1 million for the same periods in 2012. Operating expenses in absolute dollars and as a percentage of sales increased for the 2013 second quarter and year-to-date periods primarily due to higher selling, marketing and advertising expenses primarily related to the relaunch of Indian Motorcycles and infrastructure investments being made to support global growth initiatives. Expenses also increased due to the inclusion of Klim and Aixam's operating expenses in our consolidated financial statements since they were acquired in December 2012 and April 2013, respectively. Operating expenses as a percentage of sales was 16.4 percent and 16.5 percent for the 2013 second quarter and year-to-date periods, respectively, compared to 15.2 percent and 15.8 percent for the same periods in 2012, respectively.
Income from Financial Services:
The following table reflects our income from financial services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Income from financial services	$11.5	$8.2	40%	$21.6	$15.4	40%
Percentage of sales	1.4%	1.1%	+30 basis points	1.4%	1.1%	+30 basis points
Income from financial services for the 2013 second quarter and year-to-date periods increased 40 percent to $11.5 million and $21.6 million, respectively, compared to $8.2 million and $15.4 million for the same periods in 2012. The increase in the 2013 second quarter and year-to-date period is primarily due to higher income from dealer inventory financing through Polaris Acceptance and increased volume and profitability generated from the retail credit portfolios with GE, Capital One, and Sheffield Financial ("Sheffield"). Further discussion can be found in the “Liquidity and Capital Resources” section below.
Interest Expense:
Interest expense was relatively flat at $1.4 million and $2.8 million for the 2013 second quarter and 2013 year-to-date periods, respectively, compared to $1.5 million and $3.0 million for the comparable 2012 periods, due to consistent levels of long-term debt and capital lease obligations.
Other (Income) Expense, Net:
Non-operating other income was $1.2 million in the second quarter of 2013, as compared to other expense of $0.2 million in the second quarter of 2012. Year-to-date non-operating other income was $3.7 million compared to $2.4 million for the same period in 2012. The change in income primarily relates to foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for Income Taxes:
The income tax provision for the 2013 second quarter was recorded at a rate of 35.9 percent of pretax income, relatively consistent compared to 35.8 percent of pretax income for the second quarter 2012. Year-to-date the income tax provision for 2013 was recorded at a rate of 31.6 percent compared to 35.5 percent of pretax income for the 2012 year-to-date period. The lower income tax rate for the 2013 year-to-date period reflects $8.2 million of tax benefits resulting from the United States Congress passing the research and development income tax credit retroactive to 2012, which was recorded in the first quarter 2013, and the release of certain income tax reserves due to favorable conclusions of federal income tax audits.

Reported Net Income:
The following table reflects our reported net income:

	Three months ended June 30,			Six months ended June 30,
($ in millions except per share data)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Net income	$80.0	$69.8	15%	$155.5	$129.9	20%
Diluted net income per share	$1.13	$0.98	15%	$2.20	$1.83	20%
Weighted Average Shares Outstanding:
The weighted average diluted shares outstanding for the second quarter ending June 30, 2013 was 70.8 million shares compared to 71.2 million shares for the second quarter ending June 30, 2012. For the 2013 year-to-date period, the weighted average diluted shares outstanding was 70.8 million compared to 71.0 million shares for the comparable 2012 period. Over the time period within and between the comparable periods, the share repurchases under our stock repurchase program were slightly greater than the issuance of shares under employee compensation plans, resulting in small decreases in weighted average shares outstanding.
Cash Dividends:
We paid a regular cash dividend of $0.42 per share on June 17, 2013 to holders of record at the close of business on June 3, 2013.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment and new product development, and cash dividends to shareholders.
The following table summarizes the cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

($ in millions)	Six months ended June 30,
	2013	2012	Change
Total cash provided by (used for):
Operating activities	$103.5	$78.4	$25.1
Investing activities	(230.6)	(39.8)	(190.8)
Financing activities	(69.7)	(73.7)	4.0
Impact of currency exchange rates on cash balances	(2.5)	(0.9)	(1.6)
Decrease in cash and cash equivalents	$(199.3)	$(36.0)	$(163.3)
Operating activities:
Net cash provided by operating activities totaled $103.5 million and $78.4 million for the six months ended June 30, 2013 and 2012, respectively. The $25.1 million increase in net cash provided by operating activities for the six months ended June 30, 2013 is primarily the result of higher net income, partially offset by a higher investment in working capital in the first six months of 2013 compared to 2012.
Investing activities:
Net cash used for investing activities was $230.6 million for the first six months of 2013 compared to $39.8 million for the same period in 2012. The primary use of cash for the six months ended June 30, 2013 was the acquisition of Aixam and purchase of property and equipment. The acquisition of Aixam was funded with cash on hand for $134.8 million, net of cash acquired. In the six months ended June 30, 2013, we had large capital expenditures related to the expansion of many of our North America locations including our Product Development Center near Wyoming, Minnesota, and manufacturing facilities in Roseau, Minnesota and Monterrey, Mexico. Additionally, we purchased warehouses in Ohio which will become a new regional distribution center for our PG&A business, and purchased a previously leased manufacturing facility in Milford, Iowa to support growing production capacity needs.
Financing activities:

Net cash used for financing activities was $69.7 million for the first six months of 2013 compared to $73.7 million in the same period in 2012. We paid cash dividends of $57.5 million and $50.7 million in the six months ended June 30, 2013 and 2012, respectively. Common stock repurchased during the first six months of 2013 and 2012 totaled $31.9 million and $48.6 million, respectively. Proceeds from the issuance of stock under employee plans were $10.2 million and $14.7 million for the six months ended June 30, 2013 and 2012, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in January 2018. There were no borrowings under the revolving loan at June 30, 2013.
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 12 percent and 16 percent at June 30, 2013 and 2012, respectively.
Additionally, at June 30, 2013 we had letters of credit outstanding of $22.9 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 73.4 million shares have been repurchased cumulatively from 1996 through June 30, 2013. We repurchased approximately 372,000 shares of our common stock for $31.9 million during the first six months of 2013, which increased earnings per share by one cent. We have authorization from our Board of Directors to repurchase up to an additional 1.6 million shares of our common stock as of June 30, 2013. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (GECDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded to the extent of 85 percent through a loan from an affiliate of GECDF.
We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at June 30, 2013 was $55.3 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly-owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly-owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2013, the potential 15 percent aggregate repurchase obligation is approximately $97.9 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2017 with similar terms to the previous agreement.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2013, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $712.8 million, a 23 percent increase from $579.1 million at June 30, 2012. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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

Inflation and Foreign Exchange Rates
The changing relationships of the U.S. dollar to the Japanese yen, the Canadian dollar, the Euro, and other foreign currencies have also had a material impact from time to time. We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts.
Japanese Yen: During 2012, purchases totaling approximately five percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impacts cost of sales.
Mexican Peso: With increased production at our Monterrey, Mexico facility, our costs in the Mexican peso have continued to increase. We began hedging the Mexican peso in the second quarter of 2012. Fluctuations in the peso to U.S. dollar exchange rate primarily impacts cost of sales.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts both sales and net income.
Other currencies: We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts both sales and net income.
At June 30, 2013, we had the following open foreign currency hedging contracts for the remainder of 2013 and into 2014, and expect the following currency impact on gross profit when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of US Dollars)	Average exchange rate of open contracts	Second quarter 2013	Estimated remainder of 2013
Australian Dollar (AUD)	Long	$7,531	$1.02 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	67,570	$0.98 to 1 CAD	Negative	Negative
Euro	Short	—	None	Neutral	Neutral
Japanese Yen	Short	26,925	$1 to 87.83 Yen	Positive	Positive
Mexican Peso	Short	8,999	$1 to 13.26 Peso	Slightly negative	Slightly negative
Norwegian Kroner	Long	4,848	$0.17 to 1 Kroner	Slightly positive	Slightly negative
Swedish Krona	Long	8,103	$0.15 to 1 Krona	Slightly positive	Slightly negative

Additionally, the assets and liabilities in all our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive income, net in the shareholders’ equity section of the accompanying consolidated balance sheet. Revenues and expenses in all our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals, and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2013, derivative contracts were in place to hedge a portion of our aluminum and diesel fuel exposures for the balance of 2013. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2013 when compared to the same periods in the prior year.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Capital One, GE and Sheffield; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act

Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company acquired A.M. Holding S.A.S. on April 10, 2013, which will not be part of the fiscal 2013 internal control assessment.

Part II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her Complaint, Plaintiff alleges that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleges that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. Plaintiff is seeking general, special, and punitive damages. The trial for the case began on June 18, 2013 and was in process as of this filing. Management continues to believe the claim is without merit and is aggressively defending against this action, but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to us or that the defense of the suit or its outcome will not have a material adverse effect on our financial condition or results of operations.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2013	—	$—	—	1,682,000
May 1 — 31, 2013	72,000	84.73	72,000	1,610,000
June 1 — 30, 2013	1,000	94.95	1,000	1,609,000
Total	73,000	$84.87	73,000	1,609,000
The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.4 million shares have been repurchased cumulatively from 1996 through June 30, 2013. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on July 23, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 23, 2013	/S/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2013	/S/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)