Form 10-Q
period 2013-09-30
POLARIS INDUSTRIES INC/MN
filed 2013-10-29
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 23, 2013, 69,266,746 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$387,804	$417,015
Trade receivables, net	157,015	119,769
Inventories, net	460,592	344,996
Prepaid expenses and other	56,450	34,039
Income taxes receivable	15,657	15,730
Deferred tax assets	84,986	86,292
Total current assets	1,162,504	1,017,841
Property and equipment, net	420,328	253,369
Investment in finance affiliate	58,338	56,988
Investment in other affiliates	16,775	12,817
Deferred tax assets	7,553	22,389
Goodwill and other intangible assets, net	227,889	107,216
Other long-term assets	29,832	15,872
Total assets	$1,923,219	$1,486,492
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$3,318	$2,887
Accounts payable	280,284	169,036
Accrued expenses:
Compensation	129,311	139,140
Warranties	48,102	47,723
Sales promotions and incentives	120,004	107,008
Dealer holdback	94,142	86,733
Other	87,810	68,529
Income taxes payable	43,765	4,973
Current liabilities of discontinued operations	10,000	5,000
Total current liabilities	816,736	631,029
Long-term income taxes payable	14,443	7,063
Capital lease obligations	3,904	4,292
Long-term debt	100,000	100,000
Other long-term liabilities	56,454	53,578
Total liabilities	$991,537	$795,962
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 69,253 and 68,647 shares issued and outstanding, respectively	$693	$686
Additional paid-in capital	353,434	268,515
Retained earnings	560,773	409,091
Accumulated other comprehensive income, net	16,782	12,238
Total shareholders’ equity	931,682	690,530
Total liabilities and shareholders’ equity	$1,923,219	$1,486,492
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$1,102,649	$879,939	$2,693,358	$2,309,135
Cost of sales	767,864	620,154	1,889,587	1,637,638
Gross profit	334,785	259,785	803,771	671,497
Operating expenses:
Selling and marketing	78,810	57,211	195,541	152,899
Research and development	37,010	32,352	103,064	94,034
General and administrative	49,343	36,882	129,597	104,641
Total operating expenses	165,163	126,445	428,202	351,574
Income from financial services	11,671	8,227	33,247	23,625
Operating income	181,293	141,567	408,816	343,548
Non-operating expense (income):
Interest expense	1,520	1,465	4,364	4,443
Equity in loss of other affiliates	631	—	1,629	—
Other (income), net	(2,576)	(3,989)	(6,274)	(6,356)
Income before income taxes	181,718	144,091	409,097	345,461
Provision for income taxes	64,797	49,746	136,708	121,215
Net income from continuing operations	116,921	94,345	272,389	224,246
Loss from discontinued operations, net of tax	(3,777)	—	(3,777)	—
Net income	$113,144	$94,345	$268,612	$224,246
Basic net income per share:
Continuing operations	$1.69	$1.37	$3.95	$3.26
Loss from discontinued operations	(0.05)	—	(0.05)	—
Basic net income per share	$1.64	$1.37	$3.90	$3.26
Diluted net income per share:
Continuing operations	$1.64	$1.33	$3.84	$3.16
Loss from discontinued operations	(0.05)	—	(0.05)	—
Diluted net income per share	$1.59	$1.33	$3.79	$3.16
Weighted average shares outstanding:
Basic	69,179	68,692	68,946	68,761
Diluted	71,186	70,883	70,901	70,956

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$113,144	$94,345	$268,612	$224,246
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $60 and $281 in 2013 and ($478) and ($348) in 2012	8,982	4,997	2,655	2,927
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $672 and ($1,124) in 2013 and $997 and $2,067 in 2012	(1,131)	(1,750)	1,889	(3,396)
Comprehensive income	$120,995	$97,592	$273,156	$223,777
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net income	$268,612	$224,246
Loss from discontinued operations	3,777	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,364	51,489
Noncash compensation	46,304	26,964
Noncash income from financial services	(3,440)	(2,479)
Noncash loss from other affiliates	1,629	—
Deferred income taxes	(10,781)	(5,277)
Tax effect of share-based compensation exercises	(22,247)	(17,810)
Changes in operating assets and liabilities:
Trade receivables	(24,711)	(20,272)
Inventories	(94,110)	(109,912)
Accounts payable	94,097	81,489
Accrued expenses	20,671	(451)
Income taxes payable/receivable	62,332	36,185
Prepaid expenses and others, net	(24,690)	(9,684)
Cash provided by continuing operations	381,807	254,488
Cash used for discontinued operations	(642)	—
Net cash provided by operating activities	381,165	254,488
Investing Activities:
Purchase of property and equipment	(192,350)	(65,804)
Investment in finance affiliate, net	2,091	(2,790)
Investment in other affiliates	(6,063)	(7,000)
Acquisition of businesses, net of cash acquired	(134,817)	(383)
Net cash used for investing activities	(331,139)	(75,977)
Financing Activities:
Borrowings under capital lease obligations	1,682	2,232
Repayments under capital lease obligations	(2,780)	(2,137)
Repurchase and retirement of common shares	(31,907)	(58,978)
Cash dividends to shareholders	(86,482)	(76,009)
Tax effect of proceeds from share-based compensation exercises	22,247	17,810
Proceeds from stock issuances under employee plans	17,834	25,458
Net cash used for financing activities	(79,406)	(91,624)
Impact of currency exchange rates on cash balances	169	675
Net (decrease) increase in cash and cash equivalents	(29,211)	87,562
Cash and cash equivalents at beginning of period	417,015	325,336
Cash and cash equivalents at end of period	$387,804	$412,898
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
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. Material financial results for the marine products division are reported separately as discontinued operations for all periods presented.
Reclassifications
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$42,717	$38,685	$47,723	$44,355
Additions to warranty reserve through acquisitions	—	—	1,602	—
Additions charged to expense	16,860	12,101	38,850	29,140
Warranty claims paid	(11,475)	(9,215)	(40,073)	(31,924)
Balance at end of period	$48,102	$41,571	$48,102	$41,571

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

Total share-based compensation expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Option plan	$5,866	$4,286	$16,843	$12,643
Other share-based awards	23,810	17,053	41,915	44,349
Total share-based compensation before tax	29,676	21,339	58,758	56,992
Tax benefit	11,073	7,965	21,939	21,318
Total share-based compensation expense included in net income	$18,603	$13,374	$36,819	$35,674
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2013, there was $69,628,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.76 years. Included in unrecognized share-based compensation is approximately $39,825,000 related to stock options and $29,803,000 for restricted stock.

NOTE 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials and purchased components	$111,503	$70,552
Service parts, garments and accessories	114,120	95,110
Finished goods	256,907	196,691
Less: reserves	(21,938)	(17,357)
Inventories	$460,592	$344,996

NOTE 4. Financing Agreement
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In January 2013, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.” There were no borrowings under the revolving loan facility at September 30, 2013.
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured senior notes due May 2018 and $75,000,000 of 4.60 percent unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011.
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of September 30, 2013.
As of September 30, 2013 and December 31, 2012, the Company’s capital lease obligations totaled $7,222,000 and $7,179,000, respectively, which included $3,318,000 and $2,887,000, respectively, classified as a current liability.

NOTE 5. Financial Services Arrangements
Polaris Acceptance, a joint venture partnership between a wholly owned subsidiary of Polaris and GE Commercial Distribution Finance Corporation (GECDF), an indirect subsidiary of General Electric Capital Corporation, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. From time to time, Polaris Acceptance sells portions of its receivable portfolio to a securitization facility (the "Securitization Facility") arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris

Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris’ subsidiary and GECDF have an income sharing arrangement related to income generated from the Securitization Facility. Polaris’ allocable share of the income of Polaris Acceptance and the Securitization Facility has been included as a component of income from financial services in the accompanying consolidated statements of income. The agreement between GECDF and Polaris is effective through February 2017.
Polaris’ total investment in Polaris Acceptance of $58,338,000 at September 30, 2013 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. The net amount financed for dealers under this arrangement at September 30, 2013 was $851,760,000, which included $196,682,000 in the Polaris Acceptance portfolio and $655,078,000 of receivables within the Securitization Facility.
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2013, the potential 15 percent aggregate repurchase obligation is approximately $97,897,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Capital One, GE Money Bank and Sheffield Financial under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

NOTE 6. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of September 30, 2013 and December 31, 2012 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	September 30, 2013	December 31, 2012
Investment in Brammo	$14,500	$12,000
Investment in EPPL	2,275	817
Total investment in other affiliates	$16,775	$12,817
Brammo is a privately held manufacturer of electric motorcycles. During the 2013 second quarter, Polaris made an additional $2,500,000 investment in Brammo. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of development and production. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (Eicher). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. Through September 30, 2013, Polaris has invested $4,562,000 in the joint venture. Polaris' share of EPPL loss for the three and nine months ended September 30, 2013 was $631,000 and $1,629,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. No impairments have been recognized on currently held investments.

NOTE 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $125,428,000 of goodwill and $102,461,000 of intangible assets, net of accumulated amortization, as of September 30, 2013.

Additions to goodwill and other intangible assets in the first nine months of 2013 relate to the acquisition of A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. ("Aixam"), on April 10, 2013. During the 2013 third quarter, certain adjustments were made to the opening balance sheet allocation. These adjustments did not result in a change to any previously reported consolidated income statements.
Aixam manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. The acquisition strengthens Polaris' SV portfolio and enhances the profitability and growth potential of Polaris in Europe. Aixam's financial results are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. The acquisition of Aixam for $141,189,000, which was funded with cash on hand, was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Net of cash acquired, the Aixam purchase price was $134,817,000. As of September 30, 2013, the purchase price allocation for Aixam remains preliminary as it relates to taxes.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

Nine months ended September 30, 2013
Balance as of beginning of period	$56,324
Goodwill acquired during the period	66,085
Currency translation effect on foreign goodwill balances	3,019
Balance as of end of period	$125,428
For other intangible assets, the changes in the net carrying amount for the nine months ended September 30, 2013 were as follows (in thousands):

	Nine months ended September 30, 2013
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$54,907	$(4,015)
Intangible assets acquired during the period	55,327	—
Amortization expense	—	(6,379)
Foreign currency translation effect on balances	2,647	(26)
Other intangible assets, ending	$112,881	$(10,420)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2013	December 31, 2012
Non-amortizable - indefinite lived:
Brand names		$40,921	$26,691
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	58,381	14,702
Developed technology	5-7	13,039	12,974
Total amortizable		71,960	28,216
Less: Accumulated amortization		(10,420)	(4,015)
Net amortized other intangible assets		61,540	24,201
Total other intangible assets, net		$102,461	$50,892
Amortization expense for intangible assets for the three months ended September 30, 2013 was $2,727,000. Estimated amortization expense for the remainder of 2013 through 2018 is as follows: 2013 (remainder), $2,618,000; 2014, $10,471,000; 2015, $10,471,000; 2016, $10,447,000; 2017, $10,131,000; 2018, $8,651,000; and after 2018, $8,751,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

NOTE 8. Shareholders’ Equity
During the nine months ended September 30, 2013, Polaris paid $31,907,000 to repurchase and retire approximately 373,000 shares of its common stock. As of September 30, 2013, the Board of Directors has authorized the Company to repurchase up to an additional 1,608,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.42 per share on September 16, 2013 to holders of record at the close of business on September 3, 2013. On October 24, 2013, the Polaris Board of Directors declared a regular cash dividend of $0.42 per share payable on December 16, 2013 to holders of record of such shares at the close of business on December 2, 2013. Cash dividends declared per common share for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash dividends declared and paid per common share	$0.42	$0.37	$1.26	$1.11
Net income per share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (collectively, the “Option Plans”) and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	68,910	68,261	68,600	68,315
Director Plan and deferred stock units	196	332	257	343
ESOP	73	99	89	103
Common shares outstanding—basic	69,179	68,692	68,946	68,761
Dilutive effect of Option Plans and Omnibus Plan	2,007	2,191	1,955	2,195
Common and potential common shares outstanding—diluted	71,186	70,883	70,901	70,956
During the third quarter and year-to-date periods ended September 30, 2013, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 67,000 and 870,000, respectively, compared to 917,000 and 1,148,000 for the same respective periods in 2012.
Accumulated other comprehensive income
Changes in the accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$13,669	$(1,431)	$12,238
Reclassification to the income statement	—	(1,885)	(1,885)
Change in fair value	2,655	3,774	6,429
Balance as of September 30, 2013	$16,324	$458	$16,782
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Foreign currency contracts	Other (income), net	$(2,241)	$(2,028)	$(3,352)	$(5,644)
Foreign currency contracts	Cost of sales	714	(465)	1,467	(352)
Total		$(1,527)	$(2,493)	$(1,885)	$(5,996)

The net amount of the existing gains or losses at September 30, 2013 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 10 for further information regarding Polaris' derivative activities.

NOTE 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2013, the Company had an accrual of $14,330,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
As previously disclosed, the Company was party to a lawsuit in which the plaintiff was seriously injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. On July 23, 2013, a Los Angeles County jury returned an unfavorable verdict against the Company. The jury returned a verdict finding that the accident was caused by multiple actions, the majority of which was attributed to the negligence of the other boat driver, with the balance attributed to the reckless behavior of the driver of the Virage and the design of the Virage. The jury awarded approximately $21,000,000 in damages, of which Polaris' liability is $10,000,000. This has been reported within current liabilities of discontinued operations in the accompanying consolidated balance sheets. The amount is expected to be paid in the 2013 fourth quarter. The Company reported a loss from discontinued operations, net of tax, of $3,777,000 in the 2013 third quarter for an additional provision to accrue Polaris' portion of the jury award and legal fees. In September 2004, the Company announced that it had decided to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of September 30, 2013 and December 31, 2012, the fair value of contingent purchase price commitments was $13,863,000 and $12,701,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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

At September 30, 2013, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$4,664	$391
Canadian Dollar	120,589	422
Japanese Yen	23,883	(610)
Mexican Peso	16,875	182
Norwegian Kroner	4,606	149
Swedish Krona	8,213	(98)
Total	$178,830	$436
These contracts, with maturities through December 31, 2014, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting. The Company recognized a loss of $18,000 and $892,000 in cost of sales on commodity contracts not designated as hedging instruments for the three and nine months ended September 30, 2013, respectively, versus a gain of $2,778,000 and loss of $240,000 for the three and nine months ended September 30, 2012, respectively.
The table below summarizes the carrying values of derivative instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,504	$(1,068)	$436
Total derivatives designated as hedging instruments	$1,504	$(1,068)	$436
Commodity contracts(1)	$23	$(101)	$(78)
Total derivatives not designated as hedging instruments	$23	$(101)	$(78)
Total derivatives	$1,527	$(1,169)	$358

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,122	$(3,739)	$(2,617)
Total derivatives designated as hedging instruments	$1,122	$(3,739)	$(2,617)
Commodity contracts(1)	$114	$(238)	$(124)
Total derivatives not designated as hedging instruments	$114	$(238)	$(124)
Total derivatives	$1,236	$(3,977)	$(2,741)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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

The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest rate contracts	$(3)	$(6)	$(15)	$(18)
Foreign currency contracts	(1,128)	(1,744)	1,904	(3,378)
Total	$(1,131)	$(1,750)	$1,889	$(3,396)
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2013.

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

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Foreign exchange contracts, net	$436	—	$436	—
Non-qualified deferred compensation assets	23,071	$23,071	—	—
Total assets at fair value	$23,507	$23,071	$436	—
Commodity contracts, net	$(78)	—	$(78)	—
Non-qualified deferred compensation liabilities	(23,071)	$(23,071)	—	—
Total liabilities at fair value	$(23,149)	$(23,071)	$(78)	—
	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$15,872	$15,872	—	—
Total assets at fair value	$15,872	$15,872	—	—
Foreign exchange contracts, net	$(2,617)	—	$(2,617)	—
Commodity contracts, net	(124)	—	(124)	—
Non-qualified deferred compensation liabilities	(15,872)	$(15,872)	—	—
Total liabilities at fair value	$(18,613)	$(15,872)	$(2,741)	—

Item 2 –
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and nine month period ended September 30, 2013. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
For the third quarter ended September 30, 2013, we reported net income from continuing operations of $116.9 million, or $1.64 per diluted share, an increase of 23 percent compared to 2012 third quarter net income from continuing operations of $94.3 million, or $1.33 per diluted share. Sales for the third quarter 2013 totaled $1,102.6 million, an increase of 25 percent from last year’s third quarter sales of $879.9 million. The third quarter 2013 sales increase was driven primarily by increased sales of ORVs, snowmobiles and PG&A, the inclusion of Aixam in our consolidated financial statements since it was acquired on April 10, 2013, improved pricing and beneficial mix. Our unit retail sales to consumers in North America grew 12 percent during the third quarter of 2013 compared to the third quarter of 2012, with the increased demand primarily in ORVs and Victory motorcycles. Our sales to customers outside of North America grew 38 percent in the third quarter of 2013 driven by higher sales in ORVs, particularly side-by-side vehicles, continued market share gains in all product lines, strong PG&A related sales and inclusion of Aixam results. During the 2013 third quarter, our gross profit of $334.8 million increased from $259.8 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction, offset by an unfavorable resolution regarding a contract dispute resulting in an approximately $9.0 million charge for additional royalties in the 2013 third quarter. For the third quarter ended September 30, 2013, we reported net income of $113.1 million, which included a $3.8 million loss from discontinued operations, net of tax, from charges related to the unfavorable ruling in a personal watercraft product liability case. Our balance sheet remained healthy with $387.8 million in cash on hand and $107.2 million in long-term debt and capital lease obligations at September 30, 2013.
Results of Operations
Sales:
Sales were $1,102.6 million in the third quarter 2013, a 25 percent increase from $879.9 million in sales for the same period in 2012. Year-to-date sales were $2,693.4 million, a 17 percent increase from $2,309.1 million for the year-to-date period last year. The following table is an analysis of the percentage change in total Company sales for the three and nine months ended September 30, 2013, when compared to the same prior year periods:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Volume	21%	12%
Product mix and price	5	5
Currency	(1)	—
	25%	17%
Volume for the 2013 third quarter and year-to-date periods increased 21 percent and 12 percent, respectively, compared to the same periods in 2012, as we shipped more ORVs, snowmobiles and related PG&A items to dealers given increased consumer retail demand for our products in North America, along with the inclusion of Aixam in our consolidated financial statements since it was acquired on April 10, 2013. Product mix and price contributed five percent to the growth for both the 2013 third quarter and year-to-date periods compared to the same respective periods in 2012, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. The impact from currency rates on our Canadian and other foreign subsidiaries' sales, when translated to U.S. dollars for the 2013 third quarter, decreased sales by one percent compared to the same 2012 period, and for the year-to-date period was flat compared to the same period in 2012.
Our sales by product line were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
Off-Road Vehicles	$702.0	64%	$573.0	65%	23%	$1,862.5	69%	$1,658.7	72%	12%
Snowmobiles	143.5	13%	114.9	13%	25%	166.7	6%	128.4	6%	30%
Motorcycles	49.4	4%	52.4	6%	(6)%	151.1	6%	160.4	7%	(6)%
Small Vehicles	31.7	3%	11.0	1%	188%	76.5	3%	32.4	1%	136%
PG&A	176.0	16%	128.6	15%	37%	436.6	16%	329.2	14%	33%
Total Sales	$1,102.6	100%	$879.9	100%	25%	$2,693.4	100%	$2,309.1	100%	17%
ORV sales of $702.0 million in the 2013 third quarter increased 23 percent from the third quarter 2012. Year-to-date ORV sales increased 12 percent from the same period in 2012 to a total of $1,862.5 million. These increases reflect continued market share gains for both ATVs and side-by-side vehicles, led by the numerous highly anticipated all-new model year 2014 vehicles. Our North American ORV unit retail sales to consumers increased low-teens percent from the third quarter last year, with both ATV and side-by-side unit retail sales up double digits percent from the third quarter last year. North American dealer inventories of ORVs increased high-teens percent from the third quarter 2012, primarily to support new model year 2014 ORV product segments introduced in July. ORV sales outside of North America increased 20 percent compared to the third quarter 2012 due to market share gains. For the 2013 third quarter, the average ORV per unit sales price increased five percent over last year's comparable period, primarily as a result of the increased sales of higher priced side-by-side vehicle models.
Snowmobile sales increased 25 percent in the 2013 third quarter to $143.5 million compared to the third quarter of 2012. Year-to-date snowmobile sales were $166.7 million, a 30 percent increase compared to the same period last year. The increase is due to a higher number of snowmobiles shipped and a more profitable mix of snowmobiles in the 2013 third quarter compared to the same period last year. Sales of snowmobiles outside of North America, principally the Scandinavian region and Russia, increased 11 percent in the third quarter of 2013 compared to the prior year period. The average snowmobile per unit sales price increased two percent in the third quarter 2013 over the prior year comparable period.
Sales from the motorcycles division, which is comprised of Victory and Indian motorcycles, decreased six percent in the 2013 third quarter to $49.4 million. Year-to-date 2013 motorcycle sales decreased six percent compared to the comparable period of 2012, to a total of $151.1 million. The decrease in the 2013 third quarter sales is due to Victory dealers continuing to calibrate their inventory levels under the retail flow management order taking process, which closely ties dealer shipments with retail sales, and weaker international motorcycle sales, partially offset by a limited number of model year 2014 Indian motorcycles that began shipping late in the 2013 third quarter. North American industry heavyweight cruiser and touring motorcycle retail sales increased approximately 20 percent during the 2013 third quarter compared to the prior year’s third quarter. Over the same period, Victory North American unit retail sales increased over 30 percent. North American Polaris motorcycle dealer inventory increased single digits versus 2012 levels due to increased segment stocking, an increase in the Victory dealer count and initial shipments of Indian motorcycles. Sales of motorcycles to customers outside of North America decreased 23 percent during the 2013 third quarter compared to the prior year’s third quarter primarily due to a weak economy in Europe. The average per unit sales price for the motorcycles division in the 2013 third quarter increased one percent compared to the third quarter of 2012.
In April 2013, we acquired A.M. Holding S.A.S, which operates under the name Aixam Mega S.A.S. ("Aixam"). Aixam is based in France and manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. Aixam complements our SV division, which also includes GEM and Goupil vehicles. SV sales of $31.7 million in the 2013 third quarter increased 188 percent from the 2012 third quarter. Year-to-date 2013 sales increased 136 percent from the same period in 2012, to a total of $76.5 million. The increases in sales over the comparable prior year periods is primarily due to the inclusion of Aixam in our consolidated financial statements since it was acquired in April 2013. Also, both GEM and Goupil experienced an increase in sales during the year-to-date 2013 third quarter compared to the same period last year.
PG&A sales increased 37 percent to $176.0 million during the third quarter of 2013 compared to the same period in 2012. Year-to-date PG&A sales increased 33 percent to $436.6 million compared to the same period in 2012. Sales of PG&A to customers outside of North America increased 44 percent during the third quarter of 2013 compared to the same period in 2012. The overall sales increase in the 2013 third quarter was driven by double digit increases in all product lines and categories, which was primarily driven by the addition of over 300 new model year 2014 accessories, including additions to the family of Lock and Ride® attachments that add comfort, style and utility to ORVs and motorcycles. PG&A sales also increased over the prior year periods due to the inclusion of Klim in our consolidated financial statements since it was acquired in December 2012, and Aixam-related PG&A since it was acquired in April 2013.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
United States	$800.5	72%	$645.7	73%	24%	$1,944.3	72%	$1,664.7	72%	17%
Canada	162.7	15%	133.4	15%	22%	359.9	13%	322.7	14%	12%
Other foreign countries	139.4	13%	100.8	12%	38%	389.2	15%	321.7	14%	21%
Total sales	$1,102.6	100%	$879.9	100%	25%	$2,693.4	100%	$2,309.1	100%	17%

Significant regional trends were as follows:
United States:
Net sales in the United States for the third quarter of 2013 increased 24 percent compared to the third quarter of 2012. Net sales in the United States during the nine months ended September 30, 2013 increased 17 percent compared to the same period in 2012. An increase in shipments of ORVs, snowmobiles and PG&A, improved pricing and more beneficial mix accounted for the increase for the third quarter and year-to-date periods. The United States represented 72 percent of total Company sales in the 2013 third quarter and year-to-date periods, compared to 73 percent and 72 percent of the total Company sales for the 2012 third quarter and year-to-date periods, respectively.
Canada:
Canadian sales increased 22 percent for the 2013 third quarter compared to the same period in 2012. Year-to-date Canadian sales increased 12 percent compared to the same period in 2012. Third quarter 2013 and year-to-date volume increases were primarily due to an increase in shipments of ORVs and snowmobiles. Currency rate movements had an unfavorable five and three percent impact on sales for the 2013 third quarter and year-to-date periods, respectively, compared to the same periods in 2012. Canada represented 15 percent and 13 percent of total Company sales for the 2013 third quarter and year-to-date periods, respectively, compared to 15 percent and 14 percent of total Company sales for the 2012 third quarter and year-to-date periods, respectively.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 38 percent for the 2013 third quarter compared to the same period in 2012. Year-to-date sales in other foreign countries increased 21 percent compared to the same period last year. The increase in 2013 periods was primarily driven by the acquisition of Aixam in April 2013, along with increased sales of ORVs, particularly side-by-side vehicles, and PG&A related sales. Currency rate movements were flat during the 2013 third quarter compared to the same period in 2012, and accounted for a one percent increase in the year-to-date period compared to the same period in 2012. Other foreign countries represented 13 percent and 15 percent of total Company sales for the 2013 third quarter and year-to-date periods, respectively, compared to 12 percent and 14 percent of total Company sales for the respective 2012 periods.
Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2013	Percent of Total Cost of Sales	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012	2013	Percent of Total Cost of Sales	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012
Purchased materials and services	$676.8	88%	$546.0	88%	24%	$1,660.1	88%	$1,441.9	88%	15%
Labor and benefits	55.9	8%	47.2	8%	18%	145.4	8%	127.3	8%	14%
Depreciation and amortization	18.3	2%	14.9	2%	23%	45.2	2%	39.3	2%	15%
Warranty costs	16.9	2%	12.1	2%	39%	38.9	2%	29.1	2%	34%
Total cost of sales	$767.9	100%	$620.2	100%	24%	$1,889.6	100%	$1,637.6	100%	15%
Percentage of sales	69.6%		70.5%		-90 basis	70.2%		70.9%		-70 basis
					points					points
For the 2013 third quarter, cost of sales increased 24 percent to $767.9 million compared to $620.2 million in the 2012 third quarter. Year-to-date cost of sales increased 15 percent to $1,889.6 million compared to $1,637.6 million in 2012. The increase in cost of sales for the 2013 third quarter and year-to-date periods resulted primarily from the effect of increases in sales on purchased materials and labor and benefits, including an unfavorable resolution regarding a contract dispute resulting in an approximately $9.0 million charge for additional royalties in the 2013 third quarter.
 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Gross profit dollars	$334.8	$259.8	29%	$803.8	$671.5	20%
Percentage of sales	30.4%	29.5%	+90 basis points	29.8%	29.1%	+70 basis points
Gross profit, as a percentage of sales, was 30.4 percent and 29.8 percent for the 2013 third quarter and year-to-date periods, respectively, increases of 90 and 70 basis points from the same respective periods last year. Gross profit dollars increased 29 percent and 20 percent to $334.8 million and $803.8 million in the 2013 third quarter and year-to-date periods compared to the same periods in 2012, respectively. The increases are primarily due to continued product cost reduction, higher selling prices, partially offset by higher promotional costs and royalty expenses as a result of the contract dispute resolution.

Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Selling and marketing	$78.8	$57.2	38%	$195.5	$152.9	28%
Research and development	37.0	32.3	14%	103.1	94.0	10%
General and administrative	49.4	36.9	34%	129.6	104.7	24%
Total operating expenses	$165.2	$126.4	31%	$428.2	$351.6	22%
Percentage of sales	15.0%	14.4%	+60 basis points	15.9%	15.2%	+70 basis points

Operating expenses for the 2013 third quarter and year-to-date periods increased 31 percent and 22 percent to $165.2 million and $428.2 million, respectively, compared to $126.4 million and $351.6 million for the same periods in 2012. Operating expenses in absolute dollars and as a percentage of sales increased for the 2013 third quarter and year-to-date periods primarily due to higher selling, marketing and advertising expenses related, in part, to the relaunch of Indian Motorcycles, increased general and administrative expenses, which includes infrastructure investments being made to support global growth initiatives and higher accrued incentive compensation due to a higher stock price. Expenses also increased due to the inclusion of Klim and Aixam operating expenses in our consolidated financial statements since these companies were acquired in December 2012 and April 2013, respectively. Operating expenses as a percentage of sales were 15.0 percent and 15.9 percent for the 2013 third quarter and year-to-date periods, respectively, compared to 14.4 percent and 15.2 percent for the same periods in 2012, respectively.
Income from Financial Services:
The following table reflects our income from financial services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Income from financial services	$11.7	$8.2	42%	$33.2	$23.6	41%
Percentage of sales	1.1%	0.9%	+20 basis points	1.2%	1.0%	+20 basis points
Income from financial services for the 2013 third quarter and year-to-date periods increased 42 percent and 41 percent to $11.7 million and $33.2 million, respectively, compared to $8.2 million and $23.6 million for the same periods in 2012. The increase in the 2013 third quarter and year-to-date period is primarily due to higher income from dealer inventory financing through Polaris Acceptance and increased volume and profitability generated from the retail credit portfolios with Sheffield Financial ("Sheffield"), GE and Capital One. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Interest Expense:
Interest expense was relatively flat at $1.5 million and $4.4 million for the 2013 third quarter and 2013 year-to-date periods, respectively, compared to $1.5 million and $4.4 million for the comparable 2012 periods, due to consistent levels of long-term debt and capital lease obligations.
Other (Income), Net:
Non-operating other income was $2.6 million in the third quarter of 2013, as compared to $4.0 million in the third quarter of 2012. Year-to-date non-operating other income was $6.3 million compared to $6.4 million for the same period in 2012. The change in income primarily relates to foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for Income Taxes:
The income tax provision for the 2013 third quarter was recorded at a rate of 35.7 percent of pretax income compared to 34.5 percent of pretax income for the third quarter 2012. Year-to-date the income tax provision for 2013 was recorded at a rate of 33.4 percent compared to 35.1 percent of pretax income for the 2012 year-to-date period. The higher tax rate in the 2013 third quarter compared to the same period in 2012 is a result of the increase in accrued foreign tax reserves, along with certain unfavorable tax events related to finalizing and filing the calendar year 2012 tax returns. The lower income tax rate for the 2013 year-to-date period includes the increases in the 2013 third quarter tax rate which was more than offset by $8.2 million of tax benefits resulting from the United States Congress passing the research and development income tax credit retroactive to 2012 and the release of certain income tax reserves due to favorable conclusions of federal income tax audits, both recorded in the first quarter 2013.

Net Income from Continuing Operations:
The following table reflects our reported net income from continuing operations:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except per share data)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Net income from continuing operations	$116.9	$94.3	24%	$272.4	$224.2	21%
Diluted net income per share	$1.64	$1.33	23%	$3.84	$3.16	22%
Net Income, Including Loss From Discontinued Operations:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except per share data)	2013	2012	Change 2013 vs. 2012	2013	2012	Change 2013 vs. 2012
Net income	$113.1	$94.3	20%	$268.6	$224.2	20%
Diluted net income per share	$1.59	$1.33	20%	$3.79	$3.16	20%
Net income, including the 2013 third quarter loss from discontinued operations, increased 20 percent for the 2013 third quarter and year-to-date periods compared to the same periods last year. The loss from discontinued operations is a result of a 2013 third quarter unfavorable jury verdict in a previously disclosed lawsuit involving a collision between a 2001 Polaris Virage personal watercraft and a boat. The jury awarded approximately $21 million in damages of which Polaris' liability is $10.0 million. This has been reported within current liabilities of discontinued operations in the accompanying consolidated balance sheets. The amount is expected to be paid in the 2013 fourth quarter. The Company reported a loss from discontinued operations, net of tax, of $3.8 million in the 2013 third quarter for an additional provision to accrue Polaris' portion of the jury award and legal fees. In September 2004, the Company announced that it had decided to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations. No additional charges are expected from this lawsuit.
Weighted Average Shares Outstanding:
The weighted average diluted shares outstanding for the third quarter ending September 30, 2013 was 71.2 million shares compared to 70.9 million shares for the third quarter ending September 30, 2012. For the 2013 year-to-date period, the weighted average diluted shares outstanding was 70.9 million compared to 71.0 million shares for the comparable 2012 period. During the 2013 third quarter, we repurchased a nominal amount of shares, resulting in an increase in diluted shares outstanding from the issuance of shares under employee compensation plans. Year-to-date, the average diluted shares outstanding was consistent with the same period in 2012 due to share repurchases under our stock repurchase program offsetting the issuances of shares under employee compensation plans over the time period within and between the comparable periods.
Cash Dividends:
We paid a regular cash dividend of $0.42 per share on September 16, 2013 to holders of record at the close of business on September 3, 2013. On October 24, 2013, the Polaris Board of Directors declared a regular cash dividend of $0.42 per share payable on December 16, 2013 to holders of record of such shares at the close of business on December 2, 2013.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

($ in millions)	Nine months ended September 30,
	2013	2012	Change
Total cash provided by (used for):
Operating activities	$381.2	$254.5	$126.7
Investing activities	(331.2)	(76.0)	(255.2)
Financing activities	(79.4)	(91.6)	12.2
Impact of currency exchange rates on cash balances	0.2	0.7	(0.5)
(Decrease) increase in cash and cash equivalents	$(29.2)	$87.6	$(116.8)
Operating Activities:
Net cash provided by operating activities totaled $381.2 million and $254.5 million for the nine months ended September 30, 2013 and 2012, respectively. The $126.7 million increase in net cash provided by operating activities for the nine months ended September 30, 2013 is primarily the result of higher net income and improved investment in working capital in the first nine months of 2013 compared to 2012.
Investing Activities:
Net cash used for investing activities was $331.2 million for the first nine months of 2013 compared to $76.0 million for the same period in 2012. The primary uses of cash for the nine months ended September 30, 2013 were the acquisition of Aixam and purchase of property and equipment. The acquisition of Aixam was funded with cash on hand for $134.8 million, net of cash acquired. In the nine months ended September 30, 2013, we acquired the land and manufacturing facility in Monterrey, Mexico, which we had previously leased. In addition, we made large capital expenditures related to the expansion of many of our North America locations, including our Product Development Center near Wyoming, Minnesota, and manufacturing facilities in Roseau, Minnesota and Monterrey, Mexico. Additionally, we purchased warehouses in Wilmington, Ohio, which have become a new regional distribution center for our PG&A business, and purchased a previously leased manufacturing facility in Milford, Iowa to support growing vehicle production capacity needs. We expect that capital expenditures for the full year 2013 will be approximately $240 million.
Financing Activities:
Net cash used for financing activities was $79.4 million for the first nine months of 2013 compared to $91.6 million in the same period in 2012. We paid cash dividends of $86.5 million and $76.0 million in the nine months ended September 30, 2013 and 2012, respectively. Common stock repurchased during the first nine months of 2013 and 2012 totaled $31.9 million and $59.0 million, respectively. Proceeds from the issuance of stock under employee plans were $17.8 million and $25.5 million for the nine months ended September 30, 2013 and 2012, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in January 2018. There were no borrowings under the revolving loan at September 30, 2013.
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021. The Senior Notes were issued in May 2011. Our debt to total capital ratio was 10 percent and 14 percent at September 30, 2013 and 2012, respectively.
Additionally, at September 30, 2013 we had letters of credit outstanding of $14.9 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 73.4 million shares have been repurchased cumulatively from 1996 through September 30, 2013. We repurchased approximately 0.4 million shares of our common stock for $31.9 million during the first nine months of 2013, which increased earnings per share by one cent. We have authorization from our Board of Directors to repurchase up to an additional 1.6 million shares of our common stock as of September 30, 2013. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Management believes that existing cash balances and cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, regular dividends, share repurchases, acquisitions and capital requirements for the foreseeable future. At this time, management is not aware of any factors that would have a material adverse impact on cash flow.
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
We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at September 30, 2013 was $58.3 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2013, the potential 15 percent aggregate repurchase obligation is approximately $97.9 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2017 with similar terms to the previous agreement.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the accompanying consolidated statements of income. At September 30, 2013, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $851.8 million, a 19 percent increase from $716.4 million at September 30, 2012. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
In August 2005, a wholly owned subsidiary of Polaris entered into a multi-year contract with HSBC under which HSBC managed the Polaris private label revolving credit card program under the StarCard label. During 2011, it was announced that HSBC’s U.S. Credit Card and Retail Services business would be acquired by Capital One, subject to regulatory approval. The transaction closed in May 2012. We have not experienced any changes, and do not expect any changes going forward, in the contractual terms governing our StarCard program as a result of the sale, other than an assignment to Capital One. The current agreement was extended in the 2013 third quarter and now expires in October 2014. Our income generated from the Capital One agreement has been included as a component of income from financial services in the accompanying consolidated statements of income.
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
Other currencies: We operate in various countries, principally in Europe, through wholly owned subsidiaries and also sell to certain distributors in other countries. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts both sales and net income.
At September 30, 2013, we had the following open foreign currency hedging contracts for the remainder of 2013 and into 2014, and expect the following currency impact on gross profit when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of US Dollars)	Average exchange rate of open contracts	Third quarter 2013	Estimated remainder of 2013
Australian Dollar (AUD)	Long	$4,664	$1.01 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	120,589	$0.97 to 1 CAD	Negative	Negative
Euro	Short	—	None	Neutral	Neutral
Japanese Yen	Short	23,883	$1 to 92.58 Yen	Positive	Positive
Mexican Peso	Short	16,875	$1 to 13.43 Peso	Slightly negative	Slightly negative
Norwegian Kroner	Long	4,606	$0.17 to 1 Kroner	Slightly negative	Slightly negative
Swedish Krona	Long	8,213	$0.15 to 1 Krona	Slightly positive	Neutral
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2013, derivative contracts were in place to hedge a portion of our aluminum and diesel fuel exposures for the balance of 2013. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly positive impact on our gross margins for the remainder of 2013 when compared to the same periods in the prior year.

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

Part II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
On January 5, 2010, Fabiola Esparza (Plaintiff) sued Polaris in California State District Court in Los Angeles County. In her complaint, Plaintiff alleged that she was injured in a July 4, 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft (PWC) and a boat. Plaintiff was a passenger on the PWC at the time of the accident and incurred serious, permanent injuries as a result of the accident. Plaintiff alleged that the PWC was defective and unreasonably dangerous in that it lacked sufficient steerage while being operated off-throttle and lacked sufficient warnings regarding this alleged condition. On July 23, 2013, a Los Angeles County jury returned an unfavorable verdict against the Company. The jury returned a verdict finding that the accident was caused by multiple actions, the majority of which was attributed to the negligence of the boat driver, with the balance attributed to the reckless behavior of the driver of the Virage and the design of the Virage. The jury awarded approximately $21 million in damages. The Company's liability related to the lawsuit is $10 million and is recorded within current liabilities of discontinued operations in the accompanying consolidated balance sheets. The amount is expected to be paid in the 2013 fourth quarter. We are involved in a number of other legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2012 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2013	—	—	—	1,609,000
August 1 — 31, 2013	—	—	—	1,609,000
September 1 — 30, 2013	1,000	$109.86	1,000	1,608,000
Total	1,000	$109.86	1,000	1,608,000
The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.4 million shares have been repurchased cumulatively from 1996 through September 30, 2013. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on October 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	October 29, 2013	/S/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2013	/S/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)