Form 10-K
period 2013-12-31
POLARIS INDUSTRIES INC/MN
filed 2014-02-21
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,541,011,000 as of June 30, 2013, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
As of February 14, 2014, 65,721,035 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2013 (the “2013 Annual Report” furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 24, 2014 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2014 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. We design, engineer and manufacture Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles and Small Vehicles (SV), together with the related replacement Parts, Garments and Accessories (PG&A). These products are sold through dealers and distributors principally located in the United States, Canada and Europe. Sales of ORVs, Snowmobiles, Motorcycles, SVs and PG&A accounted for the following approximate percentages of our sales for the years ended December 31:

	ORVs	Snowmobiles	Motorcycles	Small Vehicles	PG&A
2013	67%	8%	6%	3%	16%
2012	69%	9%	6%	2%	14%
2011	69%	11%	5%	—%	15%
Industry Background
Off-Road Vehicles. Our ORVs include core ATVs and RANGER® and RZR® side-by-side vehicles. ATVs are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. Side-by-side vehicles are multi-passenger off-road, all-terrain vehicles that can carry up to six passengers in addition to cargo. ORVs are used for recreation, in such sports as fishing and hunting and for trail and dune riding, for utility purposes on farms, ranches, construction sites and for certain military applications.
ATVs were introduced to the North American market in 1971 by Honda Motor Co., Ltd. (“Honda”). Other Japanese motorcycle manufacturers, including Yamaha Motor Corporation (“Yamaha”), Kawasaki Motors Corp. (“Kawasaki”), and Suzuki Motor Corporation (“Suzuki”), entered the North American ATV market in the late 1970’s and early 1980’s. We entered the ATV market in 1985, Arctic Cat Inc. (“Arctic Cat”) entered in 1995 and Bombardier Recreational Products Inc. (BRP) entered in 1998 with their Can-Am product line. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which limited industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The ATV industry then grew each year in North America from 1990 until 2005, but declined between 2005 and 2011, primarily due to weak overall economic conditions and a move to side-by-side vehicles, until returning to growth in 2012. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. Due primarily to a decline in ATV sales in Western Europe, we estimate that during 2013 world-wide industry sales decreased approximately two percent from 2012 levels with an estimated 407,000 ATVs sold worldwide.
We estimate that the side-by-side vehicle market sales increased approximately ten percent during 2013 over 2012 levels with an estimated 385,000 side-by-side vehicles sold worldwide. The side-by-side market is up primarily due to continued innovation by existing and new manufacturers. The main competitors for our RANGER and RZR side-by-side vehicles are Deere & Company (“Deere”), Kawasaki, Yamaha, Arctic Cat, Kubota Tractor Corporation (“Kubota”), Honda and BRP's Can-Am product line.
We estimate that total off-road vehicle industry sales for 2013, which includes core ATVs and side-by-side vehicles, increased three percent from 2012 levels with an estimated 792,000 units sold worldwide.
Snowmobiles. In the early 1950’s, a predecessor to Polaris produced a “gas powered sled,” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954. Originally conceived as a utility vehicle for northern, rural environments, over time the snowmobile gained popularity as a recreational vehicle. From the mid-1950’s through the late 1960’s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP's Ski-Doo product line, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. From 1984 to 1997 the industry grew to approximately 260,000 units before gradually declining through the 2012 season. We estimate that during the season ended March 31, 2013, industry sales of snowmobiles on a worldwide basis are estimated at 136,000 units, up approximately four percent from the previous season.
Motorcycles. Polaris’ Motorcycles division consists of Victory® and Indian® motorcycles. Heavyweight motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the heavyweight motorcycle market in 1998 with an initial Victory product in the cruiser segment. We entered the touring segment in 2000. In 2011, we purchased the Indian Motorcycle brand to complement our Victory brand of motorcycles. In 2013, we re-launched the Indian brand by releasing the first three Indian motorcycle models engineered by Polaris. The North America industry retail cruiser sales more than doubled from 1996 to 2006; however, the motorcycle industry declined in 2007 through 2010 due to weak overall economic conditions. The motorcycle industry has rebounded with growth beginning in 2011. We estimate that the combined 1,400cc and above cruiser and touring market segments increased six percent in 2013 compared to 2012 levels with an estimated 184,000 heavyweight cruiser and touring motorcycles sold in the North American market. Other major heavyweight cruiser and touring motorcycle manufacturers include BMW of North America, LLC (“BMW”), Triumph Motorcycles Ltd., Harley-Davidson, Inc., Honda, Yamaha, Kawasaki and Suzuki.
Small Vehicles. We introduced our initial SV product, the Polaris Breeze®, in 2009, which was an electric powered vehicle primarily used in master planned communities in the Sunbelt region of the United States. In 2011, we ceased production of the Breeze line of products and made two SV acquisitions, Global Electric Motorcars LLC (GEM) and Goupil Industries S.A. (“Goupil”). We expanded our SV portfolio in 2013 by acquiring A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. (Aixam). Through these acquisitions, we now offer products in the light-duty hauling, people mover and urban/suburban commuting sub-sectors of the small vehicles industry. We estimate the worldwide target market for small vehicles at approximately $4.0 billion in 2013, which includes master planned communities and golf courses, light duty hauling, people movers, urban/suburban commuting and related quadricycles. Other major small vehicle manufacturers include Textron Inc.’s “E-Z-GO,” Ingersoll-Rand Plc.’s “Club Car,” Yamaha and DrivePlanet's "Ligier."
Products
Off-Road Vehicles. We entered the ORV market in 1985 with an ATV. We currently produce four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, we introduced our first youth ATV models. In 1998, we introduced the Polaris RANGER, a six-wheeled off-road side-by-side utility vehicle and in 2000, we introduced a four-wheeled version of the RANGER utility vehicle. In 2004, we introduced a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. In 2007, we introduced our first recreational side-by-side vehicle, the RZR®, and our first six-passenger side-by-side vehicle, the RANGER Crew®. Our standard line of military and government vehicles for 2014 consists of 7 models at suggested United States retail prices ranging from approximately $7,000 to $55,000. Our full line of ORVs beyond military vehicles consists of approximately 40 models, including two-, four- and six-wheel drive general purpose, commercial, recreational and side-by-side models, with 2014 model year suggested United States retail prices ranging from approximately $2,100 to $22,000.
Most of our ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson® strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift on-the-fly design. Our ORVs have four-cycle engines and both shaft and concentric chain drive. Over the past 11 years, we have introduced the industry's first electronic fuel injected ATV, the first independent rear suspension on a sport ATV and helped create the recreational side-by-side segment through introduction of our RZR vehicles. Our lineup of ORVs has continued to expand over the past years through introduction of electric ORVs and commercial focused ORVs. Our family of ORVs includes utility and recreational Sportsman® ATVs, sport-styled Scrambler® ATVs, utility and recreational RANGER side-by-side vehicles, commercial-utility BRUTUS® side-by-side vehicles and recreational RZR side-by-side vehicles. In many of these segments, we offer youth, value, mid-size, trail and high-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Our key ORV product introductions in 2013 included the Sportsman 570 EFI with an all-new liquid-cooled, single cylinder Pro-Star 570 engine with electronic fuel injection, the commercial utility BRUTUS, the multi-passenger RANGER Crew 900 and the high-performance RZR XP® 1000.
Snowmobiles. We produce a full line of snowmobiles consisting of approximately 25 models, ranging from youth models to utility and economy models to performance and competition models. The 2014 model year suggested United States retail prices range from approximately $2,700 to $12,600. Polaris snowmobiles are sold principally in the United States, Canada and Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. We believe that we were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2001, we introduced a new, more environmentally-friendly snowmobile featuring a four-stroke engine designed specifically for snowmobiles. In 2009, we introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSH®.
Motorcycles. In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory brand name. In 2008, we introduced our first luxury touring model, the Victory Vision®. In 2009, we expanded our touring product line to include the Victory Cross Roads® and Cross Country® models. In 2011, we acquired Indian Motorcycle Company, America’s first motorcycle company, and in 2013 we re-launched the Indian brand by releasing the first three Indian motorcycle models engineered by Polaris: Indian Chief® Classic, Indian Chief® Vintage and Indian Chieftain™. Our 2014 model year line of motorcycles for both Victory and Indian consists of approximately 20 models with suggested U.S. retail prices ranging from approximately $12,500 to $30,000.
Small Vehicles. In 2009, we introduced our first SV, the Polaris Breeze. In 2011, we ceased production of the Breeze electric vehicles and acquired GEM and Goupil to expand and complement our small vehicle product line. In 2013, we further expanded our SV division by acquiring Aixam. GEM addresses the people mover segment of low emission vehicles, Goupil, a French company, addresses the light duty hauling segment and Aixam, also a French company, addresses both the passenger and light duty hauling segments. GEM has nine SV models, while Goupil and Aixam each have three base platforms that are modular and can be configured to meet numerous custom needs from park and garden maintenance to delivery and other commercial needs. Additionally, Aixam has 4 base models of passenger-based quadricycles that are sold primarily in Western Europe. Prices for SVs range from $8,000 to $40,000, depending on the model and application.
Parts, Garments and Accessories. We produce or supply a variety of replacement parts and accessories for our product lines. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel for our product lines, including helmets, jackets, bibs and pants, leathers and hats. In 2012, we acquired Teton Outfitters, LLC (d/b/a Klim), which specializes in premium technical riding gear for the snowmobile and motorcycle industries. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Marine Products Division. We entered the personal watercraft market in 1992. In September 2004, we announced that we had decided to cease manufacturing marine products effective immediately. As technology and the distribution channel evolved, the marine products division’s lack of commonality with our other product lines created challenges for us and our dealer base. The marine products division continued to experience escalating costs and increasing competitive pressures and was never profitable.
Manufacturing and Distribution Operations
Our products are assembled at our original manufacturing facility in Roseau, Minnesota and at our facilities in Spirit Lake, Iowa, and its surrounding areas, Osceola, Wisconsin, Monterrey, Mexico and in facilities across France. Since our product lines incorporate similar technology, substantially the same equipment and personnel are employed in their production in North America. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and balancing and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Our work force is familiar with the use, operation and maintenance of the products since many employees own the products we manufacture. In 2010, we announced plans to realign our manufacturing operations. We have created manufacturing centers of excellence for our products by enhancing the existing Roseau and Spirit Lake production facilities and established a manufacturing facility in Monterrey, Mexico, which became operational in 2011, that assembles ORVs and certain engines. This realignment led to the sale of part of our Osceola, Wisconsin manufacturing operations, moving frame tube bending into Roseau and Monterrey, and outsourcing some operations including seat manufacturing and stamping. Several of the engines used in our vehicles continue to be manufactured in Osceola. In 2013, construction began on a new manufacturing facility in Opole, Poland, which is expected to be completed in 2014. The Opole, Poland facility is expected to manufacture ORVs to serve the European market. Goupil has its manufacturing operations in Bourran, France, while Aixam has its manufacturing operations in Aix-les-Bains and Chanas, France. Our Roseau, Minnesota facility primarily manufactures ORVs and snowmobiles and our Monterrey, Mexico facility primarily manufactures ORVs. Our facilities in Spirit Lake, Iowa and its surrounding areas primarily manufacture ORVs, motorcycles and GEM vehicles.
Pursuant to informal agreements between us and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in 1985. We had entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, we made an investment for a 40 percent ownership position in Robin, which built engines in the United States for recreational and industrial products. The Robin facility was closed in 2011 as the production volume of engines made at the facility had declined significantly in recent years. Since 2011, our reliance on and use of Fuji manufactured engines in our products has steadily declined as our engine manufacturing capabilities have expanded. We expect our use of Fuji engines in our vehicles to continue to decline throughout 2014.
We have been designing and producing our own engines for select models of snowmobiles since 1995, for all Victory motorcycles since 1998, for select ORV models since 2001 and for Indian motorcycles since the re-launch in 2013. During 2013, approximately 65 percent of the total vehicles we produced were powered by engines designed and assembled by us.
In 2000, we entered into an agreement with a Taiwanese manufacturer to co-design, develop and produce youth ATVs. We have since expanded the agreement with the Taiwanese manufacturer in 2004 to include the design, development and production of value-priced smaller adult ATV models and in 2008 to include a youth side-by-side vehicle, the RANGER RZR 170.
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
 We maintain sales and administration facilities in Medina and Plymouth, Minnesota; Rigby, Idaho; Winnipeg, Canada; Derrimut, Australia; Shanghai, China; Rolle, Switzerland; Sao Paulo, Brazil; New Delhi, India; and in most Western European countries. Our primary North American dealer PG&A distribution facilities are in Vermillion, South Dakota, Wilmington, Ohio, and Rigby, Idaho. We have various other locations around the world that distribute PG&A to our international dealers and distributors.
Production Scheduling
We produce and deliver our products throughout the year based on dealer, distributor and customer orders. Beginning in 2008, we began testing a new dealer ordering process called Maximum Velocity Program (MVP), where ORV orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar MVP process, but on a less frequent ordering cycle. Effective in 2010, the MVP process was being utilized by all North American ORV dealers. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. In 2012, we began utilizing our Retail Flow Management (RFM) ordering system for Victory motorcycles, and now also use it as the ordering system for Indian motorcycles. The RFM system allows dealers to order daily, create a segment stocking order, and eventually reduce order fulfillment times to what we expect will be less than 18 days. Prior to RFM, Victory motorcycle dealers would place annual orders in the summer. For non-MVP and RFM dealers and products, units are built to order each year, subject to fluctuations in market conditions and supplier lead times. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production.
Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We manufacture ORVs, motorcycles and SV’s year round. We have the ability to mix production of the various products on the existing manufacturing lines as demand dictates.

Sales and Marketing
Our products are sold through a network of approximately 1,750 independent dealers in North America, through 22 subsidiaries and approximately 85 distributors in over 100 countries outside of North America.
We sell our snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of our snowmobiles also distribute our ORVs. At the end of 2013, approximately 750 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike our primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, we also sell our ORVs through lawn and garden and farm implement dealers.
With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China, India and Brazil, sales of our non-SV products in Europe and other offshore markets are handled through independent distributors. In 2011 through 2013, we acquired GEM, Goupil and Aixam in the SV division and Klim in the PG&A division, which each have their own dealer/distributor relationships established. See Notes 1 and 12 of Notes to Consolidated Financial Statements for further discussion of international operations.
Victory and Indian motorcycles are distributed directly through independently owned dealers and distributors, except in Australia where we have three Company-owned retail stores. We have a high quality dealer network for our other product lines from which many of the approximately 450 current North American Victory dealers were selected. Indian Motorcycle currently has approximately 140 North American dealers signed up, of which approximately 60 are retailing Indian motorcycles as of the end of 2013. We expect the number of Indian retailing dealerships to continue to increase over the coming years. In 2005, we began selling Victory motorcycles in the United Kingdom. Since 2005, we have been gradually expanding our international sales of motorcycles, primarily in Europe and Australia. We expect to further expand our motorcycle dealer network over the next few years in North America and internationally for both Victory and Indian motorcycles.
The SV businesses each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 270 dealers. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries.
Dealers and distributors sell our products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. We believe a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary. In addition, we sell Polaris vehicles directly to military and government agencies and other national accounts and we supply a highly differentiated side-by-side vehicle branded Bobcat to their dealerships in North America. In 2013, we entered into a partnership with Ariens Company ("Ariens"), a Brillion, Wisconsin based manufacturer of outdoor power equipment. Through the partnership, we anticipate leveraging each other's dealer networks, sharing certain technologies, research and development and supplying Ariens with a highly differentiated work vehicle to sell through its dealer network.
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
We have arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland, Sweden, China and New Zealand) to provide floor plan financing for our dealers. A majority of our United States sales of snowmobiles, ORVs, motorcycles, SVs and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units; however, there can be no assurance that this will continue to be the case. If necessary, we will adjust our sales return allowance at the time of sale should we anticipate material repurchases of units financed through the finance companies. See Note 8 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC managed our private label credit card program under the StarCard label for the purchase of Polaris products. Since then, HSBC’s U.S. Credit Card and Retail Services business has been acquired by Capital One. Our current agreement with Capital One expires in October 2014.
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
We promote our brands among the riding and non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. We currently license the production and sale of a range of items, including die cast toys, ride-on toys and numerous other products.
We sell clothing and accessories through our e-commerce sites polaris.com and klim.com.
Our marketing activities are designed primarily to promote and communicate directly with consumers and secondarily to assist the selling and marketing efforts of our dealers and distributors. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive in order to accelerate retail sales to consumers and gain market share. We advertise our products directly to consumers using print advertising in the industry press and in user group publications and on the internet, billboards, television and radio. We also provide media advertising and partially underwrite dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, we produce promotional films for our products, which are available to dealers for use in the showroom or at special promotions. We also provide product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.
We expended $270.3 million, $210.4 million, and $178.7 million for sales and marketing activities in 2013, 2012 and 2011, respectively.
Engineering, Research and Development, and New Product Introduction
We have approximately 600 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland. Our recent SV acquisitions of GEM, Goupil and Aixam included research and development resources for their respective product lines. We believe Polaris was the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” all-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system in ORVs and the use of electronic fuel injection for ORVs.
We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. In 2013, we completed a project which more than doubled our research and development facility in Wyoming, Minnesota to 272,000 square feet. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, Victory and Indian motorcycles, and SVs. In 2010, we acquired Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles.
We expended $139.2 million, $127.4 million, and $105.6 million for research and development activities in 2013, 2012 and 2011, respectively.
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
Product Safety and Regulation
Safety regulation. The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety. The Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to snowmobiles and off-road vehicles. The National Highway Transportation Safety Administration (NHTSA) has federal oversight over product safety issues related to motorcycles and small vehicles.
In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed which, among other things, required ATV manufacturers and distributors to comply with previously voluntary American National Standards Institute (ANSI) safety standards developed by the Specialty Vehicle Institute of America (SVIA). We believe that our products comply with the ANSI/SVIA standards, and we have had an action plan on file with the CPSC since 1998 regarding safety related issues. The Act also includes a provision which requires the CPSC to complete an ATV rulemaking process it started in August 2006 regarding the need for safety standards or increased safety standards for ATVs, which has not yet resulted in the issuance of a final rule.
We are a member of the Recreational Off-Highway Vehicle Association (ROHVA), which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (ROVs), a category that includes our RANGER and RZR side-by-side vehicles. Since early 2008, ROHVA has been engaged in a comprehensive process for developing a voluntary standard for equipment, configuration and performance requirements of ROVs through ANSI. Comments on the draft standard were actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention, and other safety performance criteria, was approved and published by ANSI in March 2010 and revised in 2011. In November 2013, the standard was reopened for maintenance and additional revisions. Comments on proposed revisions will be actively solicited from the CPSC and other stakeholders as part of the ANSI process.
In October 2009, the CPSC published an advance notice of proposed rulemaking regarding ROV safety under the Consumer Product Safety Act. The CPSC noted the draft standard developed by ROHVA and expressed concerns with the draft standard in certain respects, which has resulted in meetings between ROHVA and CPSC Commissioners and staff and revisions to the ANSI standard. The CPSC has not yet issued a Notice of Proposed Rulemaking, and we are unable to predict the outcome of the CPSC rule-making procedure or the ultimate impact any resulting rules on our business and operating results.

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
Motorcycle and SVs are subject to federal vehicle safety standards administered by the NHTSA and are also subject to various state vehicle equipment standards. We believe our motorcycles and SVs have complied with applicable federal and state safety standards.
Our products are also subject to international standards related to safety in places where we sell our products outside the United States. We believe that our motorcycles, SVs, ORVs and snowmobiles have complied with applicable safety standards in the United States and other international locations.
Use regulation. Local, state and federal laws and regulations have been promulgated, and at various times, ordinances or legislation is introduced, relating to the use or manner of use of our products. Some states and municipalities have adopted, or are considering the adoption of, legislation and local ordinances that restrict the use of ORVs and snowmobiles to specified hours and locations. The federal government also has legislative and executive authority to restrict the use of ORVs and snowmobiles in some national parks and federal lands. In several instances, this restriction has been a ban on the recreational use of these vehicles.
Emissions. The federal Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) have adopted emissions regulations applicable to our products.
The CARB has emission regulations for ORVs that we already meet. In 2002, the EPA established new corporate average emission standards effective for model years 2006 and later, for off-road recreational vehicles, including ATVs, off-road side-by-side vehicles and snowmobiles. We have developed engine and emission technologies along with our existing technology base to meet current and future requirements, including chassis-based emission requirements that became effective in model year 2014. In 2008, the EPA announced its intention to issue a future rulemaking on snowmobiles in or around 2010 and any new emission standards under this rule would be effective after model year 2012. No further EPA rulemaking activity has followed. In 2013, CARB proposed evaporative emission regulations that could take effect in model year 2018 ORVs, similar to what the Company already complies with for motorcycles.
Victory and Indian motorcycles are also subject to EPA and CARB emission standards. We believe that our motorcycles have complied with these standards. GEM electric vehicles are subject to CARB emissions certification requirements, which they meet.
Our products are also subject to international laws and regulations related to emissions in places where we sell our products outside the United States. Canada’s emission regulations for motorcycles, ORVs and snowmobiles are similar to those in the United States, and Polaris complies with the applicable Canada requirements. Europe currently regulates emissions from our motorcycles and certain of our ATV-based products, and these products meet the applicable requirements. The European Parliament and Council in 2013 issued new regulations that will change these European emission requirements as early as 2016. The details of the future EU regulations are being finalized in 2014. Emissions from other Polaris off-road products in the EU will be covered by the non-road mobile machinery directive, which is also currently being revised. Polaris is reviewing the technology requirements of these future EU regulations.
We believe that our motorcycles, ORVs and snowmobiles have complied with applicable emission standards and related regulations in the United States and internationally. We are unable to predict the ultimate impact of the adopted or proposed regulations on our business. We are currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.
Employees
Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2013, on a worldwide basis, we employed an average of approximately 5,400 full-time persons, a 20 percent increase from 2012. Approximately 2,400 of our employees are salaried. We consider our relations with our employees to be excellent.

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
Forward-Looking Statements
This 2013 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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
Executive Officers of the Registrant
Set forth below are the names of our executive officers as of February 21, 2014, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	46	Chairman of the Board of Directors and Chief Executive Officer
Bennett J. Morgan	50	President and Chief Operating Officer
Michael W. Malone	55	Vice President—Finance and Chief Financial Officer
Todd-Michael Balan	44	Vice President—Corporate Development
Stacy L. Bogart	50	Vice President—General Counsel, Compliance Officer and Secretary
Michael D. Dougherty	46	Vice President—Asia Pacific and Latin America
Stephen L. Eastman	49	Vice President—Parts, Garments and Accessories
Matthew J. Homan	42	Vice President—Europe, Middle East, Africa and Small Vehicles
Michael P. Jonikas	53	Vice President—Snowmobiles and Slingshot
Suresh Krishna	45	Vice President—Global Operations and Integration
David C. Longren	55	Vice President—Off-Road Vehicles and Off-Road Vehicles Engineering
James P. Williams	51	Vice President—Human Resources
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
Mr. Eastman has been Vice President—Parts, Garments and Accessories since February 2012. Prior to joining Polaris, Mr. Eastman was President of Target.com for Target Corporation, a general merchandise retailer, from July 2008 to October 2011. Prior to that, Mr. Eastman held several leadership positions at Target Corporation since 1982 in various areas, including General Merchandising, Consumer Electronics, Inventory Management and Merchandise Planning Operations.
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
Mr. Jonikas is Vice President—Snowmobiles and Slingshot. Mr. Jonikas has been Vice President of Snowmobiles since August 2011. Mr. Jonikas was Vice President of Sales and Marketing beginning in November 2007 until January 2014 when he assumed the role of Vice President of Snowmobiles and Slingshot. Mr. Jonikas was also previously Vice President—On-Road Vehicles from May 2009 to August 2011. Mr. Jonikas joined Polaris in 2000, and during the past eleven years has held several key roles including Director of Product and Marketing Management for the ATV division and General Manager of the Polaris Side-by-Side division. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills in numerous general management positions.
Mr. Krishna joined Polaris as Vice President—Supply Chain and Integration on March 29, 2010 and was promoted to Vice President—Global Operations and Integration in September 2010. Prior to joining Polaris, Mr. Krishna was Vice

President Global Operations, Supply Chain and IT for a division of United Technologies Corporation’s Fire & Security business where he was responsible for significant operations in China, Mexico, United States and Europe from August 2007 to March 2010. Prior to United Technologies Corporation, Mr. Krishna worked for Diageo, a global producer of famous drink brands, as Vice President Supply Chain for their North American business from February 2002 to July 2007.
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
Because of the high cost of product liability insurance premiums and the historically insignificant amount of product liability claims paid by us, we were self-insured from 1985 to 1996 and from 2002 to 2012. From 1996 to 2002, and beginning again in 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring subsequent to the policy date that exceeded our self-insured retention levels. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.
We had a product liability reserve accrued on our balance sheet of $17.1 million at December 31, 2013 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985, motorcycles and side-by-side vehicles prior to 1998, and SVs prior to 2011, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.
Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
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
The snowmobile, off-road vehicle, motorcycle and small vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.
Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
We have informal supply arrangements with many of our suppliers. In the event of a termination of the supply arrangement, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.
Fluctuations in foreign currency exchange rates could result in declines in our reported sales and net earnings.
The changing relationships of primarily the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Mexican peso, the Japanese yen and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
Our business may be sensitive to economic conditions that impact consumer spending.
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters, including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect our sales growth and profitability. In addition, we have a financial services partnership arrangement with a subsidiary of General Electric Company that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2013, our maximum aggregate repurchase obligation was approximately $97.9 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.

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
We have arrangements with each of Capital One, Sheffield and GE Bank to make retail financing available to consumers who purchase our products in the United States. During 2013, consumers financed approximately 32 percent of the vehicles we sold in the United States through the Capital One revolving retail credit and Sheffield and GE Bank installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected.
We intend to grow our business through potential acquisitions, non-consolidating investments, alliances and new joint ventures and partnerships, which could be risky and could harm our business.
One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, non-consolidating investments, alliances, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition, non-consolidating investment, new joint venture or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that acquisitions, non-consolidating investments, alliances, joint ventures or partnerships will in fact produce any benefits. In addition, acquisitions, non-consolidating investments, alliances, joint ventures and partnerships involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in integrating and assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	adverse impact on overall profitability if acquired businesses or affiliates do not achieve the financial results projected in our valuation models;

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

•
incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges and impairment of significant amounts of goodwill, investments or other related assets that could adversely affect our operating results;

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
We currently manufacture our products in the United States, Mexico, and France. We sell our products throughout the world and maintain sales and administration facilities in the United States, Canada, Switzerland and several other Western European countries, Australia, China, Brazil and India. Our primary distribution facilities are in Vermillion, South Dakota, Wilmington, Ohio, and Rigby, Idaho, which distribute PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors and one of our significant engine suppliers is located in Japan. Our total sales outside North America were 16 percent, 14 percent, and 16 percent of our total sales for fiscal 2013, 2012, and 2011, respectively. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total sales. Several factors, including weakened international economic conditions, could adversely affect such growth. In 2013, we began construction of a manufacturing facility in Europe. The expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Some of the countries in which we manufacture and/or sell our products, or otherwise have an international presence, are to some degree subject to political, economic and/or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	increased costs of customizing products for foreign countries;

•	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;

•	the imposition of additional United States and foreign governmental controls or regulations;

•
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
Additional tax expense or tax exposure could impact our financial performance.
We are subject to income taxes and other business taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the earnings generated in these different jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in jurisdictions with lower statutory tax rates and higher than anticipated in jurisdictions with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, a change in our assertion regarding the permanent reinvestment of the undistributed earnings of international affiliates and changes in tax laws and regulations in various jurisdictions. We are also subject to the continuous examination of our income tax returns by various tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s provision for income taxes and cash tax liability.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological, and other resources. While we expended $139.2 million, $127.4 million, and $105.6 million for research and development efforts in 2013, 2012 and 2011, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
We may be subject to information technology system failures, network disruptions and breaches in data security.
We use many information technology systems and their underlying infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Recent acquisitions have resulted in additional decentralized systems which add to the complexity of our information technology infrastructure. Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material facilities as of December 31, 2013:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	733,200
Monterrey, Mexico	Wholegoods manufacturing	Owned	425,000
Milford, Iowa	Wholegoods manufacturing	Primarily owned	460,400
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	298,400
Osceola, Wisconsin	Component parts & engine manufacturing	Owned	285,800
Chanas, France	Wholegoods manufacturing	Owned	196,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	Owned	97,800
Wyoming, Minnesota	Research and development facility	Owned	272,000
Burgdorf, Switzerland	Research and development facility	Leased	13,600
Wilmington, Ohio	Distribution center	Leased	429,000
Vermillion, South Dakota	Distribution center	Primarily owned	418,000
Rigby, Idaho	Distribution center and office facility	Owned	54,600
St. Paul, Minnesota	Wholegoods distribution	Leased	160,000
Irving, Texas	Wholegoods distribution	Leased	126,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Plymouth, Minnesota	Office facility (various locations)	Leased	55,000
Winnipeg, Canada	Office facility	Leased	15,000
Rolle, Switzerland	Office facility	Leased	8,000
Including the material properties listed above and those properties not listed, we have over 2.8 million square feet of manufacturing and research and development space located in North America and Europe. We have over 1.7 million square feet of warehouse and distribution center space in the United States and countries occupied by our subsidiaries that is owned or leased. We also have approximately 130,000 square feet of international office facility square footage in Canada, Western Europe, Australia and Brazil. In Australia, we own three retail stores with approximately 25,000 square feet of space.
We own substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines and paint lines) used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for our products. We believe our current manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs. We expect a significant amount of capital expenditures in 2014 which will expand our current manufacturing facilities in anticipation of the capacity and capability requirements of expected future growth.

Item 3. Legal Proceedings
We are involved in a number of other legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2013 Annual Report is incorporated herein by reference. On February 18, 2014, the last reported sale price for shares of our common stock on the New York Stock Exchange was $130.97 per share.
STOCK PERFORMANCE GRAPH
The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2008 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2008
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2013

	2008	2009	2010	2011	2012	2013
Polaris Industries Inc.	$100.00	$159.88	$293.84	$429.16	$657.87	$1,157.11
S&P Midcap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	165.03	230.57	261.08	360.83	559.47
Comparison of 5-Year Cumulative Total Return Among Polaris Industries Inc., S&P Midcap 400 Index and Recreational Vehicles Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2013.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares That May Yet Be Purchased Under the Program(2)
October 1–31, 2013	1,000	$132.55	1,000	1,607,000
November 1–30, 2013 (1)	3,960,000	125.62	—	1,607,000
December 1–31, 2013	3,000	145.64	3,000	1,604,000
Total	3,964,000	$125.64	4,000	1,604,000

(1)
In November 2013, the Board of Directors approved a special repurchase of the 3.96 million shares held by Fuji. We executed the repurchase on November 12, 2013 for a cumulative purchase price of $497.5 million. This special repurchase is outside of the Board of Directors previously authorized share repurchase program.

(2)
The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.4 million shares have been repurchased cumulatively from 1996 through December 31, 2013. This Program does not have an expiration date.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All periods presented reflect the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations. Per share data has been adjusted to give effect of all stock splits through 2013.
11-Year Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2013	2012	2011	2010	2009	2008
Statement of Operations Data
Sales Data:
Total sales	$3,777.1	$3,209.8	$2,656.9	$1,991.1	$1,565.9	$1,948.3
Percent change from prior year	18%	21%	33%	27%	-20%	9%
Sales mix by product:
Off-Road Vehicles	67%	69%	69%	69%	65%	67%
Snowmobiles	8%	9%	11%	10%	12%	10%
Motorcycles	6%	6%	5%	4%	3%	5%
Small Vehicles	3%	2%	—%	—%	—%	—%
Parts, Garments and Accessories	16%	14%	15%	17%	20%	18%
Gross Profit Data:
Total gross profit	$1,120.9	$925.3	$740.6	$530.2	$393.2	$445.7
Percent of sales	29.7%	28.8%	27.9%	26.6%	25.1%	22.9%
Operating Expense Data:
Total operating expenses	$588.9	$480.8	$414.7	$326.3	$245.3	$284.1
Percent of sales	15.6%	15.0%	15.6%	16.4%	15.7%	14.6%
Operating Income Data:
Total operating income	$577.9	$478.4	$349.9	$220.7	$165.0	$182.8
Percent of sales	15.3%	14.9%	13.2%	11.1%	10.5%	9.4%
Net Income Data:
Net income from continuing operations	$381.1	$312.3	$227.6	$147.1	$101.0	$117.4
Percent of sales	10.1%	9.7%	8.6%	7.4%	6.5%	6.0%
Diluted net income per share from continuing operations	$5.40	$4.40	$3.20	$2.14	$1.53	$1.75
Net income	$377.3	$312.3	$227.6	$147.1	$101.0	$117.4
Diluted net income per share	$5.35	$4.40	$3.20	$2.14	$1.53	$1.75
Cash Flow Data:
Cash flow provided by continuing operations	$499.2	$416.1	$302.5	$297.9	$193.2	$176.2
Purchase of property and equipment for continuing operations	251.4	103.1	84.5	55.7	43.9	76.6
Repurchase and retirement of common stock	530.0	127.5	132.4	27.5	4.6	107.2
Cash dividends to shareholders	113.7	101.5	61.6	53.0	50.2	49.6
Cash dividends per share	$1.68	$1.48	$0.90	$0.80	$0.78	$0.76
Balance Sheet Data (at end of year):
Cash and cash equivalents	$92.2	$417.0	$325.3	$393.9	$140.2	$27.2
Current assets	865.7	1,017.8	875.0	808.1	491.5	443.6
Total assets	1,685.5	1,488.5	1,228.0	1,061.6	763.7	751.1
Current liabilities	748.1	631.0	586.3	584.2	343.1	404.8
Long-term debt and capital lease obligations	284.3	104.3	104.6	100.0	200.0	200.0
Shareholders’ equity	535.6	690.5	500.1	371.0	204.5	137.0

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2007	2006	2005	2004	2003
Statement of Operations Data
Sales Data:
Total sales	$1,780.0	$1,656.5	$1,869.8	$1,773.2	$1,552.4
Percent change from prior year	7%	-11%	5%	14%	6%
Sales mix by product:
Off-Road Vehicles	67%	67%	66%	66%	67%
Snowmobiles	10%	10%	14%	16%	15%
Motorcycles	6%	7%	5%	4%	4%
Small Vehicles	—%	—%	—%	—%	—%
Parts, Garments and Accessories	17%	16%	15%	14%	14%
Gross Profit Data:
Total gross profit	$393.0	$359.4	$411.0	$416.6	$356.0
Percent of sales	22.1%	21.7%	22.0%	23.5%	22.9%
Operating Expense Data:
Total operating expenses	$262.3	$238.4	$244.7	$242.7	$206.0
Percent of sales	14.7%	14.4%	13.1%	13.7%	13.3%
Operating Income Data:
Total operating income	$176.0	$168.1	$205.0	$205.9	$173.5
Percent of sales	9.9%	10.1%	11.0%	11.6%	11.2%
Net Income Data:
Net income from continuing operations	$112.6	$112.8	$137.7	$132.3	$115.2
Percent of sales	6.3%	6.8%	7.4%	7.5%	7.4%
Diluted net income per share from continuing operations	$1.55	$1.36	$1.57	$1.49	$1.29
Net income	$111.7	$107.0	$136.7	$99.9	$106.3
Diluted net income per share	$1.54	$1.29	$1.56	$1.12	$1.19
Cash Flow Data:
Cash flow provided by continuing operations	$213.2	$152.8	$162.5	$237.1	$162.5
Purchase of property and equipment for continuing operations	63.7	52.6	89.8	88.8	59.2
Repurchase and retirement of common stock	103.1	307.6	132.3	66.8	73.1
Cash dividends to shareholders	47.7	50.2	47.0	38.9	26.7
Cash dividends per share	$0.68	$0.62	$0.56	$0.46	$0.31
Balance Sheet Data (at end of year):
Cash and cash equivalents	$63.3	$19.6	$19.7	$138.5	$82.8
Current assets	447.6	393.0	374.0	465.7	387.7
Total assets	769.9	778.8	770.6	792.9	674.2
Current liabilities	388.2	361.4	375.6	405.2	330.5
Long-term debt and capital lease obligations	200.0	250.0	18.0	18.0	18.0
Shareholders’ equity	173.0	167.4	377.0	368.1	325.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2013, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.
 Overview
In 2013, we had record sales and net income from continuing operations, with our fourth straight year of sales growth exceeding 15 percent and net income growth exceeding 20 percent. This growth is fueled by award-winning innovative new products leading to continued market share leadership in side-by-side vehicles and ATV's. In 2013, we also experienced growth in our motorcycles, international and adjacent market businesses. The overall North American powersports industry continued its positive trend with mid-single digit percentage growth in 2013. Our North America retail sales to consumers increased 10 percent in 2013, helping to drive total full year Company sales up 18 percent to a record $3.78 billion. Despite the global economy remaining difficult, our international sales increased 29 percent due to continued market share growth in all product categories and strong results by our recent European acquisitions.
Full year earnings reflect the success of our margin expansion efforts, as we delivered a 40 basis point increase in net income margin from continuing operations to a record 10.1 percent of sales. The combination of increased sales growth and the expansion of gross margins by 90 basis points drove net income from continuing operations up 22 percent to $381.1 million, with diluted earnings per share from continuing operations increasing 23 percent to a record $5.40 per share. These increases came while we continued to invest in numerous longer-term diversification and growth opportunities.
In 2013, we received a benefit from prior investments while continuing to invest in both product development and strategic initiatives. In August 2013, we re-launched the iconic Indian Motorcycle brand, headlined by three all-new models: Chief Classic, Chief Vintage and Chieftain. Additionally, in 2013 we introduced 11 new ORV products and eight new snowmobile models. Our late 2012 acquisition of Klim, a market leader in the design, development and distribution of premium technical riding gear for the snowmobile and motorcycle divisions, performed exceptionally well in 2013. Meanwhile, in the second quarter of 2013, we acquired Aixam, a leader in the European on-road quadricycles market. Our footprint expanded with the doubling of our Wyoming, Minnesota research and development facility being completed in 2013, and we broke ground on a new manufacturing plant in Poland and a new manufacturing plant for our joint venture with Eicher Motors Limited, which intends to design, develop and manufacture a full range of new vehicles in India and other emerging markets.
In November 2013, we repurchased 3.96 million shares held by Fuji Heavy Industries Ltd. ("Fuji") for $497.5 million. The repurchase was funded from cash on hand and borrowings under our revolving credit facility and Master Note Purchases Agreement. The repurchase is expected to decrease our 2014 diluted share count while leaving available borrowing capacity to fund future growth.
On January 30, 2014, we announced that our Board of Directors approved a 14 percent increase in the regular quarterly cash dividend to $0.48 per share for the first quarter of 2014, representing the 19th consecutive year of increased dividends to shareholders. This increase reflects the continued momentum and potential of our business and the strength of our balance sheet.

Results of Operations
Sales:
Sales were $3,777.1 million in 2013, an 18 percent increase from $3,209.8 million for the same period in 2012. The following table is an analysis of the percentage change in total Company sales for 2013 compared to 2012 and 2012 compared to 2011:

	Percent change in total Company sales compared to the prior year
	2013	2012
Volume	12%	18%
Product mix and price	7	4
Currency	(1)	(1)
	18%	21%
Volume for 2013 and 2012 increased 12 percent and 18 percent, respectively, compared to 2012 and 2011. The volume increase in 2013 and 2012 is primarily the result of shipping more ORVs, snowmobiles, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products worldwide, along with the inclusion of Aixam in our consolidated financial statements since it was acquired on April 10, 2013. Product mix and price contributed seven percent and four percent to the growth for 2013 and 2012, respectively, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. The impact from currency rates on our Canadian and other foreign subsidiaries' sales, when translated to U.S. dollars decreased sales by one percent in both 2013 and 2012 compared to the respective prior years.
Our sales by product line were as follows:

	For the Years Ended December 31,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012	2011	Percent of Total Sales	Percent Change 2012 vs. 2011
Off-Road Vehicles	$2,521.5	67%	$2,225.8	69%	13%	$1,822.3	69%	22%
Snowmobiles	301.7	8%	283.0	9%	7%	280.1	11%	1%
Motorcycles	219.8	6%	195.8	6%	12%	134.3	5%	46%
Small Vehicles	122.8	3%	44.4	2%	177%	12.0	—%	268%
PG&A	611.3	16%	460.8	14%	33%	408.2	15%	13%
Total Sales	$3,777.1	100%	$3,209.8	100%	18%	$2,656.9	100%	21%
ORV sales of $2,521.5 million in 2013, which include core ATV and RANGER and RZR side-by-side vehicles, increased 13 percent from 2012. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by strong consumer enthusiasm for our ORV offerings, including an expanded line-up of innovative new ATVs and side-by-side vehicles introduced in the 2013 third and fourth quarters. Polaris’ North American ORV unit retail sales to consumers increased high-single digits percent for 2013 compared to 2012, with ATV unit retail sales growing mid-single digits percent and side-by-side vehicle unit retail sales increasing more than ten percent over the prior year. North American dealer inventories of ORVs increased mid-teens percent from 2012, in support of continued strong retail demand for side-by-side vehicles and incremental new market segments. ORV sales outside of North America increased nine percent in 2013 compared to 2012 resulting in market share gains. For 2013, the average ORV per unit sales price increased seven percent over 2012's per unit sales price, primarily as a result of the increased sales of higher priced side-by-side vehicle models.
ORV sales of $2,225.8 million in 2012, which include core ATV and RANGER and RZR side-by-side vehicles, increased 22 percent from 2011. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by industry leading product offerings. Polaris’ North American ORV unit retail sales to consumers increased mid-teens percent for 2012 compared to 2011, with ATV unit retail sales growing mid-single digits percent and side-by-side vehicle unit retail sales increasing more than 20 percent over the prior year. North American dealer inventories of ORVs increased 26 percent from 2011, in support of continued strong retail demand for side-by-side vehicles and incremental new market segments. ORV sales outside of North America decreased six percent in 2012 compared to 2011, primarily due to weak demand in Europe. Despite decreased sales outside of North America, we widened our market share leadership in ORVs worldwide in 2012 compared to 2011. For 2012, the average ORV per unit sales price increased two percent over 2011’s per unit sales price, primarily as a result of the increased sales of higher priced side-by-side vehicle models.
Snowmobile sales increased seven percent to $301.7 million for 2013 compared to 2012. This increase is primarily due to lower dealer inventory coming out of the 2012-2013 snowmobile season and success of the model year 2014 new product introductions. Retail sales to consumers for the 2013-2014 season-to-date period through December 31, 2013, increased nearly ten percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, increased 18 percent in 2013 as compared to 2012. The average unit sales price in 2013 decreased two percent when compared to 2012, resulting primarily from increased sales of our value-priced snowmobiles.
Snowmobile sales increased one percent to $283.0 million for 2012 compared to 2011. This increase is primarily due to increased market share in North America driven by the success of model year 2013 new product introductions. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, increased nine percent as compared to 2011. The average unit sales price in 2012 was flat when compared to 2011.
Sales from the motorcycles division, which is comprised of Victory and Indian motorcycles, increased 12 percent to $219.8 million for 2013 compared to 2012. The increase in 2013 sales is due to the initial shipments of the new model year 2014 Indian motorcycles. North American industry heavyweight cruiser and touring motorcycle retail sales increased mid-single digits percent in 2013 compared to 2012. Over the same period, Polaris North American unit retail sales to consumers increased over 20 percent, driven by an unprecedented number of new product introductions in 2013, which includes three new Indian Motorcycle models. North American Polaris motorcycle dealer inventory increased high-single digits percent in 2013 versus 2012 levels due to stocking of the new Indian motorcycles. Sales of motorcycles to customers outside of North America increased three percent in 2013 compared to 2012. The average per unit sales price for the motorcycles division in 2013 increased five percent compared to 2012 due to the increased sales of higher priced Indian motorcycles.
Sales from the motorcycle division, which in 2012 was comprised primarily of Victory motorcycles, increased 46 percent to $195.8 million for 2012 compared to 2011. The 2012 sales increase reflects an increase of Victory North American unit retail sales to consumers over ten times the North American heavyweight cruiser and touring motorcycle industry percentage growth rate. North American Victory dealer inventory increased over 2011 levels to support the sales increases, market share gains, new dealer additions and our new RFM ordering system. The RFM ordering system allows dealers to place more frequent orders based on retail sell-through along with encouraging display of each Victory model. Sales from the motorcycle division to customers outside of North America increased over 50 percent due to increased market share gains of our Victory motorcycles. The average per unit sales price for the motorcycle division increased two percent in 2012 compared to 2011.
In April 2013, we acquired Aixam. Aixam is based in France and manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. Aixam complements our SV division, which also includes GEM and Goupil vehicles. SV sales of $122.8 million in 2013 represents an increase of 177 percent compared to 2012. The increase in sales over the comparable prior year periods is primarily due to the inclusion of Aixam in our consolidated financial statements since it was acquired in April 2013. Also, both GEM and Goupil experienced an increase in sales during 2013 compared to 2012.
Sales of the SV division in 2012, which included the 2011 acquisitions of GEM and Goupil, were $44.4 million, which represented an increase of 268 percent compared to 2011. The increase in sales was due to the inclusion of GEM and Goupil in our consolidated financial statements for the full 2012 year, compared to inclusion in 2011 for the shortened periods since the acquisition of these companies in June and November of 2011, respectively.
PG&A sales increased 33 percent to $611.3 million for 2013 compared to 2012. Sales of PG&A to customers outside of North America increased 26 percent during 2013 compared to 2012. The sales increase in 2013 was driven by double digit percent increases in all product lines and categories, which was primarily driven by the addition of over 300 new model year 2014 accessories, including additions to the family of Lock and Ride® attachments that add comfort, style and utility to ORVs and motorcycles. PG&A sales also increased over the prior year periods due to the inclusion of Klim in our consolidated financial statements since it was acquired in December 2012, and Aixam related PG&A since it was acquired in April 2013.

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
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2013	Percent of Total Sales	2012	Percent of Total Sales	Percent Change 2013 vs. 2012	2011	Percent of Total Sales	Percent Change 2012 vs. 2011
United States	$2,721.3	72%	$2,311.0	72%	18%	$1,864.1	70%	24%
Canada	463.3	12%	438.2	14%	6%	368.5	14%	19%
Other foreign countries	592.5	16%	460.6	14%	29%	424.3	16%	9%
Total sales	$3,777.1	100%	$3,209.8	100%	18%	$2,656.9	100%	21%
 Significant regional trends were as follows:
United States:
Sales in the United States for 2013 increased 18 percent compared to 2012, primarily resulting from higher shipments in all product lines and related PG&A, improved pricing and more sales of higher priced side-by-side vehicles. The United States represented 72 percent, 72 percent and 70 percent of total company sales in 2013, 2012 and 2011, respectively. Sales in the United States for 2012 increased 24 percent compared to 2011, primarily resulting from higher shipments in all product lines due to market share gains driven by innovative products.
Canada:
Canadian sales increased six percent in 2013 compared to 2012. Increased shipments of ORVs and snowmobiles was the primary contributor for the increase in 2013, partially offset by currency rate movements which had an unfavorable three percent impact on sales for 2013 compared to 2012. Sales in Canada represented 12 percent, 14 percent and 14 percent of total company sales in 2013, 2012, and 2011, respectively. Canadian sales increased 19 percent in 2012 compared to 2011 due to increased volume from strong retail sales demand in Canada for our products, offset by an unfavorable one percent impact on sales from fluctuation in the Canadian currency compared to the United States dollar.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 29 percent for 2013 compared to 2012. The increase was primarily driven by the acquisition of Aixam in April 2013, along with increased sales of side-by-side vehicles and PG&A. This increase was partially offset by currency rate movements, which had an unfavorable one percent impact on sales for 2013 compared to 2012. Sales in other foreign countries, primarily in Europe, increased nine percent for 2012 compared to 2011. The increase was primarily driven by the additional sales from the Goupil acquisition, higher sales of Victory motorcycles and snowmobiles, and a 21 percent increase in the Asia/Pacific and Latin America region sales. Currency rates had an unfavorable two percent impact on sales for 2012 compared to 2011.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2013	Percent of Total Cost of Sales	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012	2011	Percent of Total Cost of Sales	Change 2012 vs. 2011
Purchased materials and services	$2,336.1	88%	$2,008.9	88%	16%	$1,650.8	86%	22%
Labor and benefits	198.7	8%	177.7	8%	12%	165.5	9%	7%
Depreciation and amortization	64.5	2%	51.8	2%	25%	53.9	3%	(4)%
Warranty costs	56.9	2%	46.1	2%	23%	46.2	2%	—%
Total cost of sales	$2,656.2	100%	$2,284.5	100%	16%	$1,916.4	100%	19%
Percentage of sales	70.3%		71.2%		-90 basis	72.1%		-90 basis
					points			points
For 2013, cost of sales increased 16 percent to $2,656.2 million compared to $2,284.5 million in 2012. The increase in cost of sales in 2013 resulted primarily from the effect of a 12 percent increase in sales volume on purchased materials and services and labor and benefits, and also includes an unfavorable resolution regarding a contract dispute resulting in an approximate $10.0 million charge for additional royalties in 2013.
For 2012, cost of sales increased 19 percent to $2,284.5 million compared to $1,916.4 million in 2011. The increase in cost of sales in 2012 resulted primarily from the effect of an 18 percent increase in sales volumes on purchased materials and services and labor and benefits offset somewhat by continued product cost reduction efforts in 2012.
 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Gross profit dollars	$1,120.9	$925.3	21%	$740.6	25%
Percentage of sales	29.7%	28.8%	+90 basis points	27.9%	+90 basis points
Gross profit, as a percentage of sales, was 29.7 percent for 2013, an increase of 90 basis points from 2012. Gross profit dollars increased 21 percent to $1,120.9 million in 2013 compared to 2012. The increases in gross profit dollars and the increase in gross profit margin percentage resulted primarily from continued product cost reduction, production efficiencies on increased volumes and higher selling prices, partially offset by unfavorable foreign currency fluctuations, higher promotional costs and royalty expenses as a result of a contract dispute resolution.
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

Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Selling and marketing	$270.3	$210.4	28%	$178.7	18%
Research and development	139.2	127.3	9%	105.6	21%
General and administrative	179.4	143.1	25%	130.4	10%
Total operating expenses	$588.9	$480.8	22%	$414.7	16%
Percentage of sales	15.6%	15.0%	+60 basis points	15.6%	-60 basis points
Operating expenses for 2013 increased 22 percent to $588.9 million, compared to $480.8 million in 2012. Operating expenses as a percentage of sales increased 60 basis points in 2013 to 15.6 percent compared to 15.0 percent in 2012. Operating expenses in absolute dollars and as a percentage of sales increased in 2013 primarily due to higher selling, marketing and advertising expenses related, in part, to the re-launch of Indian Motorcycle, increased general and administrative expenses, which includes infrastructure investments being made to support global growth initiatives and higher accrued incentive compensation due to a higher stock price. Operating expenses in absolute dollars also increased due to the inclusion of Klim and Aixam operating expenses in our consolidated financial statements since these companies were acquired in December 2012 and April 2013, respectively.
Operating expenses for 2012 increased 16 percent to $480.8 million compared to $414.7 million for 2011. Operating expenses as a percentage of sales decreased 60 basis points to 15.0 percent compared to 15.6 percent in 2011. Operating expenses in absolute dollars for 2012 increased primarily due to higher research and development expenses as we invest in growth initiatives and higher selling and marketing expenses due to sales growth, preparation for the Indian Motorcycle re-launch, and implementation of the new go-to-market program for motorcycles. Operating expenses as a percentage of sales decreased in 2012 compared to 2011 due to leverage achieved from the increased sales volume during the year.
Income from Financial Services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Equity in earnings of Polaris Acceptance	$5.0	$3.9	28%	$4.4	(12)%
Income from Securitization Facility	15.2	11.8	28%	7.7	54%
Income from Capital One, Sheffield and GE Bank retail credit agreements	22.5	15.3	47%	9.1	69%
Income from other financial services activities	3.2	2.9	14%	2.9	(1)%
Total income from financial services	$45.9	$33.9	35%	$24.1	41%
Income from financial services increased 35 percent to $45.9 million in 2013 compared to $33.9 million in 2012. The increase in 2013 is primarily due to a nine percent increase in retail credit contract volume and increased profitability generated from the retail credit portfolios with Sheffield Financial ("Sheffield"), GE and Capital One, and higher income from dealer inventory financing through Polaris Acceptance and the Securitization Facility.
Income from financial services increased 41 percent to $33.9 million in 2012 compared to $24.1 million in 2011. The increase was primarily due to increased profitability generated from retail credit arrangements with Sheffield, GE, and Capital One, an 11 percent increase in the retail credit volume, and higher income from dealer inventory financing through the Securitization Facility.
Interest Expense:
Interest expense increased to $6.2 million in 2013 compared to $5.9 million in 2012. In the 2013 fourth quarter, we increased debt levels through borrowings on our existing revolving credit facility and additional borrowings of $100.0 million through our amended Master Note Purchases Agreement used to partially fund the $497.5 million buyback of outstanding Polaris shares held by Fuji. The additional debt resulted in an increase to interest expense in 2013. Interest expense increased to $5.9 million in 2012 compared to $4.0 million in 2011. This increase was due to both sustained increased levels of capital lease obligations and interest bearing long-term senior notes being outstanding throughout all of 2012.
Other (Income), Net:
Non-operating other income was $5.1 million, $7.5 million and $0.7 million for 2013, 2012 and 2011. The change in income primarily relates to foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period. Additionally, in 2013, we recorded a $5.0 million charge due to an other-than-temporary impairment of our Brammo, Inc. cost-based investment.
Provision for Income Taxes:
The income tax provision was similar for 2013, 2012 and 2011 and reflected a rate of 33.7 percent, 34.9 percent and 34.3 percent of pretax income. The lower income tax rate for 2013, and higher rate in 2012, was primarily due to the timing of the extension of the research and development income tax credit in the first quarter 2013. The credit was recorded in 2013 but applied retroactively to 2012 resulting in a lower tax rate in 2013. In addition, in 2013 we also had a favorable impact from the release of certain income tax reserves due to favorable conclusions of federal income tax audits. The favorable impact from these items totaled $8.2 million and was recorded as a reduction to income tax expense in the first quarter of 2013.
 Net Income from Continuing Operations:
The following table reflects our reported net income from continuing operations:

	For the Years Ended December 31,
($ in millions, except per share data)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Net income from continuing operations	$381.1	$312.3	22%	$227.6	37%
Diluted net income per share	$5.40	$4.40	23%	$3.20	38%
Net Income, Including Loss From Discontinued Operations:
The following table reflects our reported net income:

	For the Years Ended December 31,
($ in millions, except per share data)	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Net income	$377.3	$312.3	21%	$227.6	37%
Diluted net income per share	$5.35	$4.40	22%	$3.20	38%
Net income, including the loss from discontinued operations, increased 21 percent in 2013 compared to 2012. The 2013 loss from discontinued operations is a result of a 2013 unfavorable jury verdict in a previously disclosed lawsuit involving a collision between a 2001 Polaris Virage personal watercraft and a boat. The jury awarded approximately $21.0 million in damages of which our liability was $10.0 million. We reported a loss from discontinued operations, net of tax, of $3.8 million in 2013 for an additional provision for our portion of the jury award and legal fees. The liability was fully paid by the end of 2013. There was no income or loss from discontinued operations in 2012 or 2011. In September 2004, we announced our decision to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations. No additional charges are expected from this lawsuit.
Weighted Average Shares Outstanding:
The weighted average diluted shares outstanding for 2013, 2012 and 2011 were 70.5 million, 71.0 million, and 71.1 million shares, respectively. In November 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. This buyback more than offset the issuance of shares under employee compensation plans and resulted in a decrease to the 2013 weighted average diluted shares outstanding; however, as a result of the timing of the buyback, it will have a more significant impact on our 2014 weighted average diluted shares outstanding. In 2012, the issuance of shares under employee compensation plans offset market share repurchases under our stock repurchase program, resulting in flat weighted average shares outstanding compared to 2011.

Critical Accounting Policies
The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, dealer holdback programs, product warranties, share-based employee compensation and product liability.
Revenue recognition. Revenues are recognized at the time of shipment to the dealer, distributor or other customers. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. We have not historically recorded any significant sales return allowances because we have not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2013 and 2012, accrued sales promotions and incentives were $123.1 million and $107.0 million, respectively, resulting primarily from an increase in the volume of units sold and an increase in the level of dealer inventories in 2013. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.
 Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $100.6 million and $86.7 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.
Share-based employee compensation. We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance sensitive share-based awards, specifically long-term compensation grants of performance-based restricted stock awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses. At the end of 2013, if all long-term incentive program performance based awards were expected to achieve the maximum payout, we would have recorded an additional $2.6 million of expense in 2013. Fluctuations in our stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in our stock price is recognized in the period of the change, and is reflected in our gross margin and operating expenses. At December 31, 2013, the accrual for liability-based awards outstanding was $74.2 million.
Product warranties. We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles and motorcycles and two years for SVs. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2013 and 2012, the accrued warranty liability was $52.8 million and $47.7 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future.
Product liability. We are subject to product liability claims in the normal course of business. In late 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. We self-insure product liability claims up to the purchased catastrophic insurance coverage. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2013 and 2012, we had accruals of $17.1 million and $14.0 million, respectively, for the probable payment of pending claims related to continuing operations product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

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

The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2013 and 2012:

($ in millions)	For the Years Ended December 31,
	2013	2012	Change
Total cash provided by (used for):
Operating activities	$492.2	$416.1	$76.1
Investing activities	(406.7)	(163.0)	(243.7)
Financing activities	(409.0)	(162.5)	(246.5)
Impact of currency exchange rates on cash balances	(1.3)	1.1	(2.4)
(Decrease) increase in cash and cash equivalents	$(324.8)	$91.7	$(416.5)
Operating Activities:
Net cash provided by operating activities totaled $492.2 million and $416.1 million in 2013 and 2012, respectively. The $76.1 million increase in net cash provided by operating activities in 2013 is primarily the result of higher net income compared to 2012, which includes a $21.5 million increase in depreciation and amortization and $22.5 million increase in noncash compensation, partially offset by a $60.1 million increase in net investment in working capital.
Investing Activities:
Net cash used for investing activities was $406.7 million in 2013 compared to $163.0 million in 2012. The primary uses of cash in 2013 were the acquisition of Aixam and capital expenditures for the purchase of property and equipment. The acquisition of Aixam was funded with cash on hand for $134.8 million, net of cash acquired. In 2013, we acquired the land and manufacturing facility in Monterrey, Mexico, which we had previously leased. In addition, we made large capital expenditures related to the expansion of many of our North America locations, including our Product Development Center near Wyoming, Minnesota, and manufacturing facilities in Roseau, Minnesota and Monterrey, Mexico. Additionally, we purchased warehouses in Wilmington, Ohio, which have become a new regional distribution center for our PG&A business, and purchased a previously leased manufacturing facility in Milford, Iowa to support growing vehicle production capacity needs. We expect that capital expenditures for 2014 will be between $200 million and $250 million.
Financing Activities:
Net cash used for financing activities was $409.0 million in 2013 compared to $162.5 million in 2012. We paid cash dividends of $113.7 million and $101.5 million in 2013 and 2012, respectively. In November 2013, Polaris repurchased the 3.96 million Polaris shares held by Fuji for $497.5 million. Total common stock repurchased in 2013 and 2012 totaled $530.0 million and $127.5 million, respectively. The repurchase of the Polaris shares held by Fuji was partially funded through additional debt borrowings. In 2013, we had net borrowings under our capital lease arrangements and debt arrangements of $179.2 million, compared to net repayments of $5.0 million in 2012. Proceeds from the issuance of stock under employee plans were $26.9 million and $41.7 million in 2013 and 2012, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in January 2018. Interest is charged at rates based on LIBOR or "prime." At December 31, 2013, there were borrowings of $80.5 million outstanding.
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the "Senior Notes"). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100.0 million of 3.13 percent unsecured senior notes due December 2020. At December 31, 2013 and 2012, outstanding borrowings under the amended Master Note Purchase Agreement totaled $200.0 million and $100.0 million, respectively.
At December 31, 2013 and 2012 we were in compliance with all debt covenants. Our debt to total capital ratio was 35 percent and 13 percent at December 31, 2013 and 2012, respectively.

The following table summarizes our significant future contractual obligations at December 31, 2013:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Senior notes	$200.0	—	—	$25.0	$175.0
Borrowings under our credit facility	80.5	—	—	80.5	—
Interest expense	55.3	$8.5	$17.0	15.5	14.3
Capital leases	42.1	4.3	7.3	5.4	25.1
Operating leases	17.7	6.4	7.2	2.4	1.7
Total	$395.6	$19.2	$31.5	$128.8	$216.1
In the table above, we assumed our December 31, 2013, outstanding borrowings under our credit facility and under the Senior Notes will be paid at their respective due dates. Additionally, at December 31, 2013, we had letters of credit outstanding of $19.1 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $14.3 million and the estimated future payments of contingent purchase price related to acquisitions which have a fair value of $18.2 million at December 31, 2013, and are expected to be paid at various times in 2014 through 2017.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 73.4 million shares have been repurchased cumulatively from 1996 through December 31, 2013. In addition to this stock repurchase authorization, in 2013 the Polaris Board of Directors authorized the one-time repurchase of all the shares of Polaris stock owned by Fuji. On November 12, 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. We repurchased a total of 4.3 million shares of our common stock for $530.0 million during 2013, which increased earnings per share by six cents. We have authorization from our Board of Directors to repurchase up to an additional 1.6 million shares of our common stock as of December 31, 2013. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2013 and 2012, was approximately $1,163.5 million and $981.6 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
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
We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at

December 31, 2013 was $69.2 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2014, the potential 15 percent aggregate repurchase obligation is approximately $120.8 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2017 with similar terms to the previous agreement.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2013, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $928.5 million, a 21 percent increase from $767.2 million at December 31, 2012. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreements with Capital One, GE Money Bank and Sheffield Financial under which these financial institutions provide financing to end consumers of our products. The agreements expire in October 2014, March 2016 and February 2016, respectively. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
During 2013, consumers financed approximately 32 percent of our vehicles sold in the United States through the combined Capital One revolving retail credit and GE Bank and Sheffield installment retail credit arrangement. The volume of revolving and installment credit contracts written in calendar year 2013 was $779.0 million, a nine percent increase from 2012.
We administer and provide extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. We do not retain any warranty, insurance or financial risk under any of these arrangements. The service fee income generated from these arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income.
We believe that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases, acquisitions and capital requirements for the foreseeable future. At this time, we are not aware of any factors that would have a material adverse impact on cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates
The changing relationships of the U.S. dollar to the Japanese yen, the Mexican Peso, the Canadian dollar, the Australian dollar, the Euro and other foreign currencies have had a material impact from time to time. We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts.
Japanese Yen: During 2013, purchases totaling approximately four percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impacts cost of sales.
Mexican Peso: With increased production at our Monterrey, Mexico facility, our costs in the Mexican peso have continued to increase. We began hedging the Mexican peso in 2012. Fluctuations in the peso to U.S. dollar exchange rate primarily impacts cost of sales.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts both sales and net income.
Other currencies: We operate in various countries, principally in Europe and Australia, through wholly owned subsidiaries and also sell to certain distributors in other countries. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts each of sales, cost of sales and net income.
At December 31, 2013, we had the following open foreign currency hedging contracts for 2014, and expect the following currency impact on gross profit when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of US Dollars)	Average exchange rate of open contracts	2013	2014
Australian Dollar	Long	—	None	Negative	Negative
Canadian Dollar (CAD)	Long	$39,744	$0.96 to 1 CAD	Negative	Negative
Euro	Long	—	None	Neutral	Neutral
Japanese Yen	Short	17,864	97.28 Yen to $1	Positive	Positive
Mexican Peso	Short	28,422	13.33 Peso to $1	Slightly positive	Neutral
Norwegian Kroner	Long	1,885	$0.17 to 1 Krone	Slightly negative	Slightly negative
Swedish Krona	Long	15,623	$0.15 to 1 Krona	Positive	Slightly negative
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At December 31, 2013, derivative contracts were in place to hedge a portion of our aluminum and diesel fuel exposures during 2014. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a neutral impact on our gross margins for 2014 when compared to 2013.

We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2013, our outstanding balance on the revolving loan was $80.5 million. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have a $0.8 million impact to interest expense in 2014.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—1992 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.
Management has excluded from its assessment the internal control over financial reporting at A.M. Holding S.A.S., which was acquired on April 10, 2013, and whose financial statements constitute 13 percent of total assets, two percent of revenues and one percent of operating income on the consolidated financial statement amounts as of and for the year ended December 31, 2013.
Management’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

/S/ SCOTT W. WINE

Scott W. Wine
Chairman and Chief Executive Officer

/S/ MICHAEL W. MALONE

Michael W. Malone
Vice President—Finance and
Chief Financial Officer
February 21, 2014
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited Polaris Industries Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of A.M. Holding S.A.S., acquired by the Company on April 10, 2013, the results of which are included in the 2013 consolidated financial statements of the Company since the date of acquisition and constituted 13 percent of total assets as of December 31, 2013, and two percent and one percent of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Polaris Industries Inc. also did not include an evaluation of the internal control over financial reporting of A.M. Holding S.A.S.
In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Polaris Industries Inc., and our report, dated February 21, 2014, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 21, 2014

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report, dated February 21, 2014, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 21, 2014

POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

Assets	December 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$92,248	$417,015
Trade receivables, net	186,213	119,769
Inventories, net	417,948	344,996
Prepaid expenses and other	63,716	34,039
Income taxes receivable	12,217	15,730
Deferred tax assets	93,356	86,292
Total current assets	865,698	1,017,841
Property and equipment:
Land, buildings and improvements	228,916	133,688
Equipment and tooling	701,101	557,880
	930,017	691,568
Less: accumulated depreciation	(474,850)	(438,199)
Property and equipment, net	455,167	253,369
Investment in finance affiliate	69,217	56,988
Investment in other affiliates	15,956	12,817
Deferred tax assets	18,616	24,424
Goodwill and other intangible assets, net	229,708	107,216
Other long-term assets	31,126	15,872
Total assets	$1,685,488	$1,488,527
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$3,281	$2,887
Accounts payable	238,044	169,036
Accrued expenses:
Compensation	143,504	139,140
Warranties	52,818	47,723
Sales promotions and incentives	123,089	107,008
Dealer holdback	100,600	86,733
Other	77,480	68,529
Income taxes payable	9,254	4,973
Current liabilities of discontinued operations	—	5,000
Total current liabilities	748,070	631,029
Long-term income taxes payable	14,292	7,063
Capital lease obligations	3,842	4,292
Long-term debt	280,500	100,000
Deferred tax liabilities	25,028	2,035
Other long-term liabilities	69,730	53,578
Total liabilities	$1,141,462	$797,997
Deferred compensation	$8,421	—
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 65,623 and 68,647 shares issued and outstanding, respectively	$656	$686
Additional paid-in capital	360,616	268,515
Retained earnings	155,572	409,091
Accumulated other comprehensive income, net	18,761	12,238
Total shareholders’ equity	535,605	690,530
Total liabilities and shareholders’ equity	$1,685,488	$1,488,527
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Sales	$3,777,068	$3,209,782	$2,656,949
Cost of sales	2,656,189	2,284,485	1,916,366
Gross profit	1,120,879	925,297	740,583
Operating expenses:
Selling and marketing	270,266	210,367	178,725
Research and development	139,193	127,361	105,631
General and administrative	179,407	143,064	130,395
Total operating expenses	588,866	480,792	414,751
Income from financial services	45,901	33,920	24,092
Operating income	577,914	478,425	349,924
Non-operating expense (income):
Interest expense	6,210	5,932	3,987
Equity in loss of other affiliates	2,414	179	—
Other (income), net	(5,139)	(7,529)	(689)
Income before income taxes	574,429	479,843	346,626
Provision for income taxes	193,360	167,533	119,051
Net income from continuing operations	381,069	312,310	227,575
Loss from discontinued operations, net of tax	(3,777)	—	—
Net income	$377,292	$312,310	$227,575
Basic net income per share:
Continuing operations	$5.56	$4.54	$3.31
Loss from discontinued operations	(0.05)	—	—
Basic net income per share	$5.51	$4.54	$3.31
Diluted net income per share:
Continuing operations	$5.40	$4.40	$3.20
Loss from discontinued operations	(0.05)	—	—
Diluted net income per share	$5.35	$4.40	$3.20
Weighted average shares outstanding:
Basic	68,535	68,849	68,792
Diluted	70,546	71,005	71,057

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$377,292	$312,310	$227,575
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $1,841, ($182) and $6,782	4,913	4,124	2,554
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of ($950), $2,325 and ($2,125)	1,610	(3,909)	3,571
Comprehensive income	$383,815	$312,525	$233,700
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	68,468	$685	$79,239	$285,169	$5,898	$370,991
Employee stock compensation	290	3	20,545	—	—	20,548
Proceeds from stock issuances under employee plans	2,280	22	45,632	—	—	45,654
Tax effect of exercise of stock options	—	—	23,120	—	—	23,120
Cash dividends declared ($0.90 per share)	—	—	—	(61,585)	—	(61,585)
Repurchase and retirement of common shares	(2,608)	(26)	(3,018)	(129,328)	—	(132,372)
Net income	—	—	—	227,575	—	227,575
Other comprehensive income	—	—	—	—	6,125	6,125
Balance, December 31, 2011	68,430	684	165,518	321,831	12,023	500,056
Employee stock compensation	174	2	35,418	—	—	35,420
Proceeds from stock issuances under employee plans	1,692	17	41,679	—	—	41,696
Tax effect of exercise of stock options	—	—	29,892	—	—	29,892
Cash dividends declared ($1.48 per share)	—	—	—	(101,534)	—	(101,534)
Repurchase and retirement of common shares	(1,649)	(17)	(3,992)	(123,516)	—	(127,525)
Net income	—	—	—	312,310	—	312,310
Other comprehensive income	—	—	—	—	215	215
Balance, December 31, 2012	68,647	686	268,515	409,091	12,238	690,530
Employee stock compensation	264	3	57,890	—	—	57,893
Deferred compensation	—	—	(4,358)	(4,063)	—	(8,421)
Proceeds from stock issuances under employee plans	1,049	10	26,912	—	—	26,922
Tax effect of exercise of stock options	—	—	28,621	—	—	28,621
Cash dividends declared ($1.68 per share)	—	—	—	(113,722)	—	(113,722)
Repurchase and retirement of common shares	(4,337)	(43)	(16,964)	(513,026)	—	(530,033)
Net income	—	—	—	377,292	—	377,292
Other comprehensive income	—	—	—	—	6,523	6,523
Balance, December 31, 2013	65,623	$656	$360,616	$155,572	$18,761	$535,605

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$377,292	$312,310	$227,575
Loss from discontinued operations	3,777	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,100	70,580	66,390
Noncash compensation	57,893	35,420	20,548
Noncash income from financial services	(4,983)	(3,899)	(4,444)
Noncash loss from other affiliates	7,414	179	133
Deferred income taxes	(5,892)	(28,901)	(16,946)
Tax effect of share-based compensation exercises	(28,621)	(29,892)	(23,120)
Changes in operating assets and liabilities:
Trade receivables	(54,055)	2,413	(23,115)
Inventories	(52,049)	(36,029)	(49,973)
Accounts payable	51,519	21,371	27,232
Accrued expenses	53,278	39,269	80,668
Income taxes payable/receivable	33,398	51,120	(1,343)
Prepaid expenses and others, net	(31,919)	(17,831)	(1,075)
Cash provided by continuing operations	499,152	416,110	302,530
Cash used for discontinued operations	(6,912)	—	—
Net cash provided by operating activities	492,240	416,110	302,530
Investing Activities:
Purchase of property and equipment	(251,401)	(103,083)	(84,484)
Investment in finance affiliate	(19,251)	(18,400)	(12,588)
Distributions from finance affiliate	12,005	7,562	11,950
Investment in other affiliates	(10,934)	(7,996)	(5,000)
Proceeds from sale of investments	—	—	876
Acquisition of businesses, net of cash acquired	(137,104)	(41,135)	(51,899)
Net cash used for investing activities	(406,685)	(163,052)	(141,145)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	776,669	2,437	100,000
Repayments under debt arrangements / capital lease obligations	(597,492)	(7,478)	(202,333)
Repurchase and retirement of common shares	(530,033)	(127,525)	(132,372)
Cash dividends to shareholders	(113,722)	(101,534)	(61,585)
Proceeds from stock issuances under employee plans	26,922	41,696	45,654
Tax effect of proceeds from share-based compensation exercises	28,621	29,892	23,120
Net cash used for financing activities	(409,035)	(162,512)	(227,516)
Impact of currency exchange rates on cash balances	(1,287)	1,133	(2,460)
Net (decrease) increase in cash and cash equivalents	(324,767)	91,679	(68,591)
Cash and cash equivalents at beginning of period	417,015	325,336	393,927
Cash and cash equivalents at end of period	$92,248	$417,015	$325,336

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$6,076	$5,932	$3,350
Income taxes paid	$162,647	$143,510	$132,088
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Industries Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles and Small Vehicles (SV). Polaris products, together with related parts, garments and accessories are sold worldwide through a network of independent dealers and distributors and its subsidiaries. The primary markets for our products are the United States, Canada and Western Europe.
Basis of presentation. The accompanying consolidated financial statements include the accounts of Polaris and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations, of which financial services has a significant impact.
On September 2, 2004, the Company announced its decision to discontinue the manufacture of marine products effective immediately. Material financial results for the marine products division are reported separately as discontinued operations for all periods presented.
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including its relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2013, 2012 and 2011.
In April 2013, the Company completed an acquisition of A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. ("Aixam"). The Company has included the financial results of the acquisition in its consolidated results of operations beginning on the acquisition date; however, the acquisition did not have a material impact on Polaris’ consolidated financial position or results of operations. Refer to Note 5 for additional information regarding the acquisition of Aixam.
Reclassifications. Certain reclassifications of previously reported balance sheet amounts have been made to conform to the current year presentation. The reclassifications had no impact on the consolidated statements of income, current assets or current liabilities in the consolidated balance sheets, as previously reported.
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
Fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for the interest rate swap agreements, foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge interest rate volatility, foreign currency and commodity transactions.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2013
Asset (Liability)	Total	Level 1	Level 2	Level 3
Commodity contracts, net	$30	—	$30	—
Non-qualified deferred compensation assets	24,711	$24,711	—	—
Total assets at fair value	$24,741	$24,711	$30	—
Foreign exchange contracts, net	$(9)	—	$(9)	—
Non-qualified deferred compensation liabilities	(24,711)	$(24,711)	—	—
Total liabilities at fair value	$(24,720)	$(24,711)	$(9)	—
	Fair Value Measurements as of December 31, 2012
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$15,872	$15,872	—	—
Total assets at fair value	$15,872	$15,872	—	—
Foreign exchange contracts, net	$(2,617)	—	$(2,617)	—
Commodity contracts, net	(124)	—	(124)	—
Non-qualified deferred compensation liabilities	(15,872)	$(15,872)	—	—
Total liabilities at fair value	$(18,613)	$(15,872)	$(2,741)	—
Polaris measures certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Note 5 for additional information. Polaris will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. The amount of loss is determined by measuring the investment at fair value. Refer to Note 9 for additional information.
Cash equivalents. Polaris considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Such investments consist principally of money market mutual funds.
Allowance for doubtful accounts. Polaris’ financial exposure to collection of accounts receivable is limited due to its agreements with certain finance companies. For receivables not serviced through these finance companies, the Company provides a reserve for doubtful accounts based on historical rates and trends. This reserve is adjusted periodically as information about specific accounts becomes available.
Inventories. Inventory costs include material, labor, and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31, 2013	December 31, 2012
Raw materials and purchased components	$107,496	$70,552
Service parts, garments and accessories	125,765	95,110
Finished goods	206,290	196,691
Less: reserves	(21,603)	(17,357)
Inventories	$417,948	$344,996
Investment in finance affiliate. The caption investment in finance affiliate in the consolidated balance sheets represents Polaris’ fifty percent equity interest in Polaris Acceptance, a partnership agreement between GE Commercial Distribution Finance Corporation (“GECDF”) and one of Polaris’ wholly-owned subsidiaries. Polaris Acceptance provides floor plan financing to Polaris dealers in the United States. Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as investment in finance affiliate in the consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 8 for additional information regarding Polaris’ investment in Polaris Acceptance.
Investment in other affiliates. The caption investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. For each investment, Polaris assesses the level of influence in determining whether to account for the investment under the cost method or equity method. For equity method investments, Polaris’ proportionate share of income or losses is recorded in the consolidated statements of income. Polaris will write down or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. Refer to Note 9 for additional information regarding Polaris’ investment in other affiliates.
Property and equipment. Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Depreciation of assets recorded under capital leases is included with depreciation expense. Fully depreciated tooling is eliminated from the accounting records annually.
Goodwill and other intangible assets. ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. Refer to Note 5 for additional information regarding goodwill and other intangible assets.
Revenue recognition. Revenues are recognized at the time of shipment to the dealer or distributor or other customers. Product returns, whether in the normal course of business or resulting from repossession under the Company's customer financing program (see Note 8), have not been material. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.
Sales promotions and incentives. Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within the Company’s expectations and differences have not been material.
Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by Polaris’ dealers or distributors and, therefore, reduce the amount of sales Polaris recognizes at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on the Company’s balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria.
Shipping and handling costs. Polaris records shipping and handling costs as a component of cost of sales at the time the product is shipped.
Research and development expenses. Polaris records research and development expenses in the period in which they are incurred as a component of operating expenses.
Advertising expenses. Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2013, 2012, and 2011, Polaris incurred $73,945,000, $58,752,000, and $48,877,000, respectively.
Product warranties. Polaris provides a limited warranty for its ORVs for a period of six months and for a period of one year for its snowmobiles and motorcycles and a two year period for SVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.
The activity in the warranty reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$47,723	$44,355	$32,651
Additions to warranty reserve through acquisitions	1,602	900	2,727
Additions charged to expense	56,857	46,088	46,217
Warranty claims paid	(53,364)	(43,620)	(37,240)
Balance at end of year	$52,818	$47,723	$44,355
Share-based employee compensation. For purposes of determining the estimated fair value of share-based payment awards on the date of grant under ASC Topic 718, Polaris uses the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of Topic 718 in future periods, the compensation expense that was recorded under Topic 718 may differ significantly from what was recorded in the current period. Refer to Note 2 for additional information regarding share-based compensation.
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
Derivative instruments and hedging activities. Changes in the fair value of a derivative are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
Polaris enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Norwegian Krone, Swedish Krona and Australian dollar contracts at settlement are recorded in non-operating other (income) in the consolidated income statements, and gains and losses on the Japanese yen, Mexican peso and Euro contracts at settlement are recorded in cost of sales in the consolidated income statements. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, diesel fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2013 and 2012, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. The Company's diesel fuel and aluminum hedging contracts do not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in cost of sales. Refer to Note 11 for additional information regarding derivative instruments and hedging activities.
The gross unrealized gains and losses of these contracts are recorded in the accompanying balance sheets as other current assets or other current liabilities.
Interest rate swap agreements: At December 31, 2013 and 2012, Polaris did not have any outstanding interest rate swaps.
Foreign currency translation: The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies. The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive income in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “other (income), net” in our consolidated statements of income.
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
Subsequent events: The Company has evaluated events subsequent to the balance sheet date through the date the consolidated financial statements have been filed. There were no other subsequent events that required recognition or disclosure in the consolidated financial statements.

Note 2. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and rewards for the benefit of its employees and directors under the shareholder approved Polaris Industries Inc. 2007 Omnibus Incentive Plan (as amended) (the “Omnibus Plan”), which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan (“Broad Based Plan”), the Restricted Stock Plan (“Restricted Plan”) and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and collectively the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 13,500,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares canceled or forfeited under the Prior Plans.
 Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 129,000 deferred stock units to its non-employee directors under the Omnibus Plan (12,000, 12,000 and 16,000 in 2013, 2012 and 2011, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions which lapse after a two to four year period if Polaris achieves certain performance measures.
The Option Plan, which is frozen, was used to issue incentive and nonqualified stock options to certain employees. Options granted to date generally vest three years from the award date and expire after ten years. The Director Stock Option Plan, which is frozen and contains no unexercised awards as of December 31, 2013, was used to issue nonqualified stock options to non-employee directors.
Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director’s fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 117,000 equivalents have been earned and an additional

357,000 shares have been issued to retired directors as of December 31, 2013. As of December 31, 2013 and 2012, Polaris’ liability under the plan totaled $17,031,000 and $19,699,000, respectively.
Polaris maintains a long term incentive program under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. Awards granted through 2011 are paid in cash and are based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle, participants had the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2013 and 2012, Polaris’ liability under the plan totaled $57,166,000 and $66,586,000, respectively. Beginning in 2012, long term incentive program awards are granted in restricted stock units and therefore treated as equity awards. All remaining conditions of the long term incentive program remained the same as prior to 2012.
Share-based compensation expense. The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates stock option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest.
 Total share-based compensation expenses were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Option plan	$22,245	$16,497	$9,948
Other share-based awards	57,640	56,770	63,872
Total share-based compensation before tax	79,885	73,267	73,820
Tax benefit	29,835	27,401	27,929
Total share-based compensation expense included in net income	$50,050	$45,866	$45,891
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
At December 31, 2013, there was $61,414,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.48 years. Included in unrecognized share-based compensation is approximately $34,037,000 related to stock options and $27,377,000 for restricted stock.

General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2013, 2012 and 2011:

	Omnibus Plan (Active)		Option Plan (Frozen)		Director Stock Option Plan (Frozen)
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2010	4,308,812	$20.54	2,473,760	$23.36	104,000	$21.91
Granted	1,276,500	50.52	—	—	—	—
Exercised	(865,875)	16.30	(1,373,414)	21.98	(16,000)	18.14
Forfeited	(36,700)	26.38	(1,800)	24.27	(8,000)	13.35
Balance as of December 31, 2011	4,682,737	$29.45	1,098,546	$25.08	80,000	$23.52
Granted	570,700	66.19	—	—	—	—
Exercised	(861,397)	22.54	(744,974)	25.84	(64,000)	22.62
Forfeited	(61,630)	40.95	—	—	—	—
Balance as of December 31, 2012	4,330,410	$35.50	353,572	$23.47	16,000	$27.10
Granted	1,037,729	87.06	—	—	—	—
Exercised	(821,679)	24.45	(191,141)	23.23	(16,000)	$27.10
Forfeited	(80,380)	47.55	—	—	—	—
Balance as of December 31, 2013	4,466,080	$49.29	162,431	$23.74	—	—
Vested or expected to vest as of December 31, 2013	4,463,880	$49.29	162,431	$23.74	—	—
Options exercisable as of December 31, 2013	1,411,931	$27.65	162,431	$23.74	—	—
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2013 was 6.98 years and 5.48 years, respectively.
The following assumptions were used to estimate the weighted average fair value of options of $30.43, $23.40, and $18.44 granted during the years ended December 31, 2013, 2012, and 2011, respectively:

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average volatility	49%	50%	49%
Expected dividend yield	1.9%	2.2%	1.9%
Expected term (in years)	4.4	4.6	4.7
Weighted average risk free interest rate	0.9%	0.7%	1.4%
The total intrinsic value of options exercised during the year ended December 31, 2013 was $86,101,000. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2013, was $450,108,000 and$186,391,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The following table summarizes restricted stock activity for the year ended December 31, 2013:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2012	544,432	$57.15
Granted	339,249	88.84
Vested	(90,658)	33.70
Canceled/Forfeited	(22,056)	59.87
Balance as of December 31, 2013	770,967	$74.47
Expected to vest as of December 31, 2013	664,848	$72.50
The total intrinsic value of restricted stock expected to vest as of December 31, 2013 was $96,828,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Restricted Stock Plan for the years ended December 31, 2013, 2012, and 2011 were $88.84, $70.12, and $42.54, respectively.

Note 3. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. An employee's ESOP account vests equally after two and three years of service and require no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $9,224,000, $7,380,000, and $7,011,000, in 2013, 2012 and 2011, respectively. As of December 31, 2013 there were 4,142,000 shares vested in the plan.
Defined contribution plans. Polaris sponsors various defined contribution retirement plans covering substantially all U.S. employees. For the 401(k) defined contribution retirement plan which covers the majority of U.S. employees, the Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of these defined contribution retirement plans was $10,651,000, $9,318,000, and $8,456,000, in 2013, 2012 and 2011, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balance are both $24,711,000 and $15,872,000 at December 31, 2013, and 2012, respectively.
In November 2013, Polaris amended the SERP to allow executive officers of the Company the opportunity to defer restricted stock awards beginning with the annual performance-based award, which is scheduled to vest in February 2015 if certain performance metrics are achieved. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. The deferrals will be held in a rabbi trust and will be invested in funds to match the liabilities of the SERP. The awards are redeemable in Polaris stock or in cash based upon the occurrence of events not solely within the control of Polaris; therefore, awards probable of vesting, for which the executive has not yet made an election to defer, or awards that have been deferred but have not yet vested and are probable of vesting or have been diversified into other funds are reported as deferred compensation in the temporary equity section of the consolidated balance sheets. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2013, 57,821 shares are recorded at a fair value of $8,421,000 in temporary equity, which includes $4,358,000 of compensation cost and $4,063,000 of cumulative fair value adjustment recorded through retained earnings.

Note 4. Financing Agreement
Bank financing. In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In January 2013, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.” At December 31, 2013, borrowings under the revolving loan facility totaled $80,500,000. There were no borrowings under the revolving loan facility at December 31, 2012.
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of 3.81 percent unsecured senior notes due May 2018 and $75,000,000 of 4.60 percent unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100,000,000 of 3.13 percent unsecured senior notes due December 2020. At December 31, 2013 and 2012, outstanding borrowings under the amended Master Note Purchase Agreement totaled $200,000,000 and $100,000,000, respectively.

The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of December 31, 2013.
The Company entered into and settled an interest rate lock contract in November 2009 in connection with the Master Note Purchase Agreement. The interest rate lock settlement resulted in a $251,000 gain, net of deferred taxes of $149,000, which will be amortized into income over the life of the related debt.
The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2013	2012	2011
Total borrowings at December 31	$280,500	$100,000	$100,000
Average outstanding borrowings during year	$138,400	$100,000	$133,800
Maximum outstanding borrowings during year	$411,000	$100,000	$200,000
Interest rate at December 31	2.98%	4.40%	4.40%
The carrying amount of the Company’s long-term debt approximates its fair value as December 31, 2013 and 2012.
Capital leases: As of December 31, 2013 and 2012, the Company’s capital lease obligations totaled $7,123,000 and $7,179,000, respectively, which included $3,281,000 and $2,887,000, respectively, classified as a current liability.
Letters of credit: At December 31, 2013, Polaris had open letters of credit totaling $19,102,000. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs: Certain finance companies, including Polaris Acceptance, an affiliate (see Note 8), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2013, was approximately $1,163,545,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 5. Goodwill and Other Intangible Assets
ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the annual impairment test as of December 31, 2013 and 2012. The results of the impairment test indicated that no goodwill or intangible impairment existed as of the test date. The Company has had no historical impairments of goodwill. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis or more frequently if an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount occurs. Goodwill and other intangible assets, net, consist of $126,697,000 and $56,324,000 of goodwill and $103,011,000 and $50,892,000 of intangible assets, net of accumulated amortization, for the periods ended December 31, 2013 and 2012, respectively.
Additions to goodwill and other intangible assets in 2013 relate primarily to the acquisition of A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. ("Aixam"), on April 10, 2013. Aixam manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. The acquisition strengthens Polaris' SV portfolio and enhances the profitability and growth potential of Polaris in Europe. Aixam's financial results are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. The acquisition of Aixam for $141,189,000, which was funded with cash on hand, was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Net of cash acquired, the Aixam purchase price was $134,817,000.

The changes in the carrying amount of goodwill for the for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance as of beginning of year	$56,324	$44,668
Goodwill acquired during the period	66,085	11,061
Currency translation effect on foreign goodwill balances	4,288	595
Balance as of end of year	$126,697	$56,324
For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$54,907	$(4,015)	$34,256	$(1,206)
Intangible assets acquired during the period	57,388	—	20,369	—
Amortization expense	—	(9,178)	—	(2,787)
Currency translation effect on foreign balances	3,984	(75)	282	(22)
Other intangible assets, ending	$116,279	$(13,268)	$54,907	$(4,015)
The components of other intangible assets were as follows (in thousands):

December 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(185)	$355
Dealer/customer related	7	59,244	(8,608)	50,636
Developed technology	5-7	15,307	(4,475)	10,832
Total amortizable		75,091	(13,268)	61,823
Non-amortizable—brand/trade names		41,188	—	41,188
Total other intangible assets, net		$116,279	$(13,268)	$103,011

December 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(77)	$463
Dealer/customer related	7	14,702	(1,650)	13,052
Developed technology	5-7	12,974	(2,288)	10,686
Total amortizable		28,216	(4,015)	24,201
Non-amortizable—brand/trade names		26,691	—	26,691
Total other intangible assets, net		$54,907	$(4,015)	$50,892
Amortization expense for intangible assets for the year ended December 31, 2013 and 2012 was $9,178,000 and $2,787,000. Estimated amortization expense for 2014 through 2018 is as follows: 2014, $10,918,000; 2015, $10,918,000; 2016, $10,894,000; 2017, $10,575,000; 2018, $9,068,000; and after 2018, $9,450,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Income Taxes
Polaris’ income from continuing operations before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
United States	$535,265	$458,635	$329,060
Foreign	39,164	21,208	17,566
Income from continuing operations before income taxes	$574,429	$479,843	$346,626
Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$167,690	$169,833	$113,406
State	12,942	15,366	10,629
Foreign	15,457	8,593	6,374
Deferred	(2,729)	(26,259)	(11,358)
Total provision for income taxes for continuing operations	$193,360	$167,533	$119,051
Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.8	1.8
Domestic manufacturing deduction	(1.0)	(1.5)	(1.9)
Research and development tax credit	(2.2)	—	(0.8)
Valuation allowance for foreign subsidiaries net operating losses	0.3	—	0.5
Other permanent differences	0.1	(0.4)	(0.3)
Effective income tax rate for continuing operations	33.7%	34.9%	34.3%
In January 2013, the President of the United States signed the American Taxpayers Relief Act of 2012, which reinstated the research and development tax credit. As a result, the impact of both the 2012 and 2013 research and development tax credits were recorded in the 2013 tax provision.
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $75,487,000 and $56,812,000 at December 31, 2013 and 2012, respectively, are considered to be permanently reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. If the Company were to distribute these earnings, it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits reflecting the amounts paid to non-U.S. taxing authorities) and withholding taxes payable to the non-U.S. countries. Determination of the unrecognized deferred U.S. income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2013	2012
Current deferred income taxes:
Inventories	$6,306	$7,277
Accrued expenses	87,157	78,164
Derivative instruments	(107)	851
Total current	93,356	86,292
Noncurrent deferred income taxes:
Cost in excess of net assets of business acquired	(13,594)	5,193
Property and equipment	(36,069)	(21,656)
Compensation payable in common stock	42,385	40,329
Net unrealized gains in other comprehensive income	143	(1,698)
Net operating loss carryforwards	5,782	4,744
Valuation allowance	(5,059)	(4,523)
Total noncurrent	(6,412)	22,389
Total net deferred income tax asset	$86,944	$108,681
At December 31, 2013, the Company had available unused international and acquired federal net operating loss carryforwards of $21,137,000. The net operating loss carryforwards will primarily expire at various dates from 2014 to 2020, with certain jurisdictions having indefinite carryforward terms.
 Polaris classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The entire balance of unrecognized tax benefits at December 31, 2013, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2010 through 2013 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012
Balance at January 1,	$6,704	$7,341
Increases due to acquisition opening balance sheet positions	6,420	—
Gross increases for tax positions of prior years	561	83
Gross increases for tax positions of current year	3,755	938
Decreases due to settlements	(3,310)	(1,658)
Decreases for lapse of statute of limitations	(1,344)	—
Currency translation effect on foreign balances	413	—
Balance at December 31,	13,199	6,704
Reserves related to potential interest at December 31,	1,093	359
Unrecognized tax benefits at December 31,	$14,292	$7,063

Note 7. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 75,000,000 shares of the Company’s common stock. In addition, in 2013 the Polaris Board of Directors authorized the one-time repurchase of all the shares of Polaris stock owned by Fuji Heavy Industries Ltd. ("Fuji"). On November 12, 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji pursuant to which Polaris purchased 3,960,000 shares of Polaris stock held by Fuji for an aggregate purchase price of $497,474,000.
As of December 31, 2013, 1,604,000 shares remain available for repurchases under the Board’s authorization. During 2013, Polaris paid $530,033,000 to repurchase and retire approximately 4,337,000 shares. During 2012, Polaris paid

$127,525,000 to repurchase and retire approximately 1,649,000 shares, and in 2011 Polaris paid $132,372,000 to repurchase and retire approximately 2,608,000 shares.
Shareholder rights plan. During 2000, the Polaris Board of Directors adopted a shareholder rights plan. Under the plan, a dividend of preferred stock purchase rights will become exercisable if a person or group should acquire 15 percent or more of the Company’s stock. The dividend will consist of one purchase right for each outstanding share of the Company’s common stock held by shareholders of record on June 1, 2000. The shareholder rights plan was amended and restated in April 2010. The amended and restated rights agreement extended the final expiration date of the rights from May 2010 to April 2020, expanded the definition of “Beneficial Owner” to include certain derivative securities relating to the common stock of the Company and increased the purchase price for the rights from $75 to $125 per share. The Board of Directors may redeem the rights earlier for $0.01 per right.
Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2013, approximately 1,241,000 shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2013	2012
Quarterly dividend declared and paid per common share	$0.42	$0.37
Total dividends declared and paid per common share	$1.68	$1.48
On January 30, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on March 17, 2014 to holders of record of such shares at the close of business on March 3, 2014.
Net income per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan and the 2003 Non-Employee Director Stock Option Plan (collectively, the “Option Plans”) and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Weighted average number of common shares outstanding	68,209	68,409	68,315
Director Plan and deferred stock units	242	341	342
ESOP	84	99	135
Common shares outstanding—basic	68,535	68,849	68,792
Dilutive effect of restricted stock awards	228	181	165
Dilutive effect of stock option awards	1,783	1,975	2,100
Common and potential common shares outstanding—diluted	70,546	71,005	71,057
During the 2013, 2012 and 2011 the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 23,000, 872,000 and 131,000, respectively.

Accumulated other comprehensive income. Changes in the accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$13,669	$(1,431)	$12,238
Reclassification to the income statement	—	(694)	(694)
Change in fair value	4,913	2,304	7,217
Balance as of December 31, 2013	$18,582	$179	$18,761
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for cash flow derivatives designated as hedging instruments for the year ended December 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2013	2012
Foreign currency contracts	Other (income), net	$(1,671)	$(5,681)
Foreign currency contracts	Cost of sales	977	(404)
Total		$(694)	$(6,085)
The net amount of the existing gains or losses at December 31, 2013 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 11 for further information regarding Polaris' derivative activities.

Note 8. Financial Services Arrangements
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
Polaris’ total investment in Polaris Acceptance of $69,217,000 at December 31, 2013 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. The net amount financed for dealers under this arrangement at December 31, 2013 was $928,454,000, which included $226,742,000 in the Polaris Acceptance portfolio and $701,712,000 of receivables within the Securitization Facility.
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

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$13,010	$8,811	$13,018
Interest and operating expenses	3,044	1,013	4,131
Net income	$9,966	$7,798	$8,887

	As of December 31,
	2013	2012
Finance receivables, net	$226,742	$166,025
Other assets	172	100
Total Assets	$226,914	$166,125
Notes payable	$85,096	$44,494
Other liabilities	3,384	7,655
Partners’ capital	138,434	113,976
Total Liabilities and Partners’ Capital	$226,914	$166,125
Polaris has agreements with Capital One, GE Money Bank and Sheffield Financial under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
Polaris also administers and provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. Polaris does not retain any warranty, insurance or financial risk under any of these arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income.
Income from financial services as included in the consolidated statements of income is comprised of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Equity in earnings of Polaris Acceptance	$4,983	$3,899	$4,444
Income from Securitization Facility	15,187	11,862	7,686
Income from HSBC/Capital One, GE Bank and Sheffield retail credit agreements	22,481	15,296	9,056
Income from other financial services activities	3,250	2,863	2,906
Total income from financial services	$45,901	$33,920	$24,092

Note 9. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of December 31, 2013 and 2012 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	As of December 31,
	2013	2012
Investment in Brammo	$9,500	$12,000
Investment in EPPL	6,456	817
Total investment in other affiliates	$15,956	$12,817
Brammo is a privately held manufacturer of electric motorcycles. In the first half of 2013, Polaris made an additional $2,500,000 investment in Brammo. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of development and production. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (Eicher). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. Through December 31, 2013, Polaris has invested $9,433,000 in the joint venture. Polaris' share of EPPL loss for the years ended December 31, 2013 and 2012 was $2,414,000 and $179,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. At December 31, 2013, Polaris evaluated the investment in Brammo for impairment utilizing level 3 fair value inputs. It was determined that our investment in Brammo was other-than-temporarily impaired due to the specific rights within the series of preferred stock in which Polaris initially invested. As such, Polaris recorded a $5,000,000 expense within "other (income), net" in the consolidated statements of income, and reduced the related investment. No other impairments have been recognized on currently held investments.

Note 10. Commitments and Contingencies
Product liability: Polaris is subject to product liability claims in the normal course of business. In 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2013, the Company had an accrual of $17,055,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
As previously disclosed, the Company was party to a lawsuit in which the plaintiff was seriously injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. On July 23, 2013, a Los Angeles County jury returned an unfavorable verdict against the Company. The jury returned a verdict finding that the accident was caused by multiple actions, the majority of which was attributed to the negligence of the other boat driver, with the balance attributed to the reckless behavior of the driver of the Virage and the design of the Virage. The jury awarded approximately $21,000,000 in damages, of which Polaris' liability was $10,000,000. The Company reported a loss from discontinued operations, net of tax, of $3,777,000 for an additional provision to accrue Polaris' portion of the jury award and legal fees. The amount was fully paid in 2013. In September 2004, the Company announced its decision to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations.
Litigation: Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
Contingent purchase price: As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of December 31, 2013 and 2012 the fair value of contingent purchase price commitments was $18,249,000 and $12,701,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.
 Leases: Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $10,656,000, $10,349,000, and $9,184,000 for 2013, 2012 and 2011, respectively.
In 2013, Polaris entered into a property lease agreement for a plant in Opole, Poland. Polaris is expected to begin occupying the facility in early 2014, which will commence the lease. The Opole, Poland property lease will be accounted for as a capital lease upon commencement of the lease agreement. Additionally, in 2013, Polaris acquired the land and manufacturing facility in Monterrey, Mexico, which had been previously leased. The Monterrey, Mexico, property lease had been accounted for as an operating lease.
Including the signed but not commenced lease agreement for the facility in Poland, future minimum annual lease payments under capital and operating leases with noncancelable terms in excess of one year as of December 31, 2013, are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$4,257	$6,367
2015	3,927	4,202
2016	3,345	3,037
2017	3,024	1,647
2018	2,429	751
Thereafter	25,130	1,691
Total future minimum lease obligation	$42,112	$17,695

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
At December 31, 2013, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$39,744	$869
Japanese Yen	17,864	(808)
Mexican Peso	28,422	162
Norwegian Krone	1,885	21
Swedish Krona	15,623	(253)
Total	$103,538	$(9)
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

The table below summarizes the carrying values of derivative instruments as of December 31, 2013 and 2012 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,194	$(1,203)	$(9)
Total derivatives designated as hedging instruments	$1,194	$(1,203)	$(9)
Commodity contracts(1)	$46	$(16)	$30
Total derivatives not designated as hedging instruments	$46	$(16)	$30
Total derivatives	$1,240	$(1,219)	$21

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,122	$(3,739)	$(2,617)
Total derivatives designated as hedging instruments	$1,122	$(3,739)	$(2,617)
Commodity contracts(1)	$114	$(238)	$(124)
Total derivatives not designated as hedging instruments	$114	$(238)	$(124)
Total derivatives	$1,236	$(3,977)	$(2,741)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The table below provides data about the amount of gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the years ended December 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	For the Years Ended December 31,
	2013	2012
Interest rate contracts	$(26)	$(19)
Foreign currency contracts	1,636	(3,890)
Total	$1,610	$(3,909)
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2013 and 2012.
The Company recognized a loss of $878,000 and $1,471,000 in cost of sales on commodity contracts not designated as hedging instruments in 2013 and 2012, respectively.

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

Sales to external customers based on the location of the customer and property and equipment, net, by geography are presented in the tables below (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
United States	$2,721,300	$2,310,943	$1,864,099
Canada	463,316	438,208	368,487
Other foreign countries	592,452	460,631	424,363
Consolidated sales	$3,777,068	$3,209,782	$2,656,949

	As of December 31,
	2013	2012
United States	$349,224	$225,474
Mexico	52,450	7,448
Other foreign countries	53,493	20,447
Consolidated property and equipment, net	$455,167	$253,369

Note 13. Quarterly Financial Data (unaudited)

	Sales	Gross profit	Net income from continuing operations	Net income	Diluted net income per share from continuing operations	Diluted net income per share
	(In thousands, except per share data)
2013
First Quarter	$745,909	$216,648	$75,464	$75,464	$1.07	$1.07
Second Quarter	844,800	252,338	80,004	80,004	1.13	1.13
Third Quarter	1,102,649	334,785	116,921	113,144	1.64	1.59
Fourth Quarter	1,083,710	317,108	108,680	108,680	1.56	1.56
Totals	$3,777,068	$1,120,879	$381,069	$377,292	$5.40	$5.35
2012
First Quarter	$673,750	$194,963	$60,078	$60,078	$0.85	$0.85
Second Quarter	755,446	216,749	69,823	69,823	0.98	0.98
Third Quarter	879,939	259,785	94,345	94,345	1.33	1.33
Fourth Quarter	900,647	253,800	88,064	88,064	1.24	1.24
Totals	$3,209,782	$925,297	$312,310	$312,310	$4.40	$4.40

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Proposal 1 – Election of Directors—Information Concerning Nominees and Directors," "Corporate Governance—Committees of the Board and Meetings—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Polaris definitive Proxy Statement to be filed on or about March 7, 2014 (the "2014 Proxy Statement"), are incorporated herein by reference. See also Item 1 "Executive Officers of the Registrant on page 11 in Part I hereof.
We have adopted a Code of Business Conduct and Ethics applicable to all employees, including our Principal Executive Officer, Principal Financial Officer, all other executive officers and the Board of Directors. A copy of the Polaris Code of Business Conduct and Ethics is available on our website at www.polaris.com.
Any amendments to, or waivers for executive officers or directors of, these ethics codes will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation
The sections entitled "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation" in the Company's 2014 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Company’s 2014 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled "Corporate Governance—Corporate Governance Guidelines and Independence" and "Corporate Governance—Certain Relationships and Related Transactions" in the Company’s 2014 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled "Fees Paid to Independent Registered Public Accounting Firm" in the Company’s 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 39 are included in Part II of this Form 10-K.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts is included on page 70 of this report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 71 to 74.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 21, 2014, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 21, 2014.

POLARIS INDUSTRIES INC.
By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ SCOTT W. WINE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2014
Scott W. Wine

	/S/ MICHAEL W. MALONE	Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2014
Michael W. Malone

	*	Director	February 21, 2014
Annette K. Clayton

	*	Director	February 21, 2014
Brian C. Cornell

	*	Director	February 21, 2014
Kevin M. Farr

	*	Director	February 21, 2014
Gary E. Hendrickson

	*	Director	February 21, 2014
Bernd F. Kessler

	*	Director	February 21, 2014
R. M. Schreck

	*	Director	February 21, 2014
William Grant Van Dyke

	*	Lead Director	February 21, 2014
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 21, 2014
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

POLARIS INDUSTRIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2011: Deducted from asset accounts—Allowance for doubtful accounts receivable	$6,369	$25	532	$(2,453)	$4,473
2012: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4,473	$375	$365	$(945)	$4,268
2013: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4,268	$75	$2,192	$(640)	$5,895

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In thousands)
2011: Deducted from asset accounts—Allowance for obsolete inventory	$16,210	$4,611	$725	$(5,603)	$15,943
2012: Deducted from asset accounts—Allowance for obsolete inventory	$15,943	$6,258	$15	$(4,859)	$17,357
2013: Deducted from asset accounts—Allowance for obsolete inventory	$17,357	$9,966	$2,423	$(8,143)	$21,603

(2)	Inventory disposals, net of recoveries.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2013

Exhibit Number	Description
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

.e	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 19, 2013.

10.a
Amendments to the Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective December 31, 2008, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed January 28, 2009, subsequently amended effective April 9, 2009, January 1, 2010 and November 1, 2012, incorporated by reference to Exhibit 10.a to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, subsequently amended effective November 1, 2013.*

.b
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
Form of Change of Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*

.f
Form of Amendment to the Form of Change in Control Agreement entered into with executive officers of Company, incorporated by reference to Exhibit 10.f to the Company’s Current Report on Form 8-K filed October 31, 2007.*

.g
Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan, as amended and restated on January 20, 2010, incorporated by reference to Exhibit 10.qq to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

.h
Polaris Industries Inc. 2003 Non-Employee Director Stock Option Plan Amended and Restated Stock Option Agreement, amended as of January 20, 2010, incorporated by reference to Exhibit 10.rr to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2013 (cont.)

.i
Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective January 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2009.*

.j
Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective January 22, 2009 and as further amended effective January 20, 2011, incorporated by reference to Annex B to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.k
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.l
Form of Performance Based Restricted Share Award Agreement for performance based restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

.m
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Single Trigger), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.n
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Double Trigger), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.o
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
Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.u
Form of Performance Restricted Stock Unit Award Agreement under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.v
Employment Offer Letter dated April 4, 2005 by and between the Company and Bennett J. Morgan, incorporated by reference to Exhibit 10.y to the Company’s Current Report on Form 8-K, filed April 18, 2005.*

.w	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.x
Employment Offer Letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2013 (cont.)

.y
Employment Offer Letter dated February 6, 2012 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

.z	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.aa
Severance, Proprietary Information and Noncompetition Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.bb	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.cc
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
Polaris Industries Inc. Early Retirement Perquisite Policy for executive officers, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.ff
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

.hh
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

.ii
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

.jj
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

.kk
Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.ll
Share Repurchase Agreement dated November 12, 2013, by and among the Company and Fuji Heavy Industries Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2013.

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2013 included pursuant to Note 2 to General Instruction G.

21	Subsidiaries of Registrant.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2013 (cont.)

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan.