Form 10-Q
period 2014-03-31
POLARIS INDUSTRIES INC/MN
filed 2014-04-30
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 23, 2014, 65,888,838 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,789	$92,248
Trade receivables, net	150,464	186,213
Inventories, net	482,874	417,948
Prepaid expenses and other	59,326	63,716
Income taxes receivable	3,030	12,217
Deferred tax assets	93,024	93,356
Total current assets	890,507	865,698
Property and equipment, net	495,053	455,167
Investment in finance affiliate	71,439	69,217
Investment in other affiliates	15,102	15,956
Deferred tax assets	20,048	18,616
Goodwill and other intangible assets, net	226,461	229,708
Other long-term assets	45,839	31,126
Total assets	$1,764,449	$1,685,488
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$3,076	$3,281
Accounts payable	257,795	238,044
Accrued expenses:
Compensation	50,870	143,504
Warranties	47,224	52,818
Sales promotions and incentives	133,058	123,089
Dealer holdback	90,374	100,600
Other	77,284	77,480
Income taxes payable	27,333	9,254
Total current liabilities	687,014	748,070
Long-term income taxes payable	13,405	14,292
Capital lease obligations	28,723	3,842
Long-term debt	300,000	280,500
Deferred tax liabilities	24,067	25,028
Other long-term liabilities	85,369	69,730
Total liabilities	$1,138,578	$1,141,462
Deferred compensation	$10,022	$8,421
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 65,901 and 65,623 shares issued and outstanding, respectively	$659	$656
Additional paid-in capital	390,399	360,616
Retained earnings	204,157	155,572
Accumulated other comprehensive income, net	20,634	18,761
Total shareholders’ equity	615,849	535,605
Total liabilities and shareholders’ equity	$1,764,449	$1,685,488
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2014	2013
Sales	$888,346	$745,909
Cost of sales	629,929	529,261
Gross profit	258,417	216,648
Operating expenses:
Selling and marketing	65,570	54,493
Research and development	35,513	31,450
General and administrative	41,292	38,810
Total operating expenses	142,375	124,753
Income from financial services	10,640	10,074
Operating income	126,682	101,969
Non-operating expense (income):
Interest expense	2,812	1,473
Equity in loss of other affiliates	896	412
Other (income), net	(2,105)	(2,468)
Income before income taxes	125,079	102,552
Provision for income taxes	44,178	27,088
Net income	$80,901	$75,464
Basic net income per share	$1.23	$1.10
Diluted net income per share	$1.19	$1.07
Weighted average shares outstanding:
Basic	65,833	68,793
Diluted	67,958	70,762

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income	$80,901	$75,464
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax (expense) benefit of ($16) and $52	1,307	(1,639)
Unrealized gain on derivative instruments, net of tax expense of $337 and $659	566	1,107
Comprehensive income	$82,774	$74,932
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income	$80,901	$75,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,069	19,906
Noncash compensation	12,785	10,351
Noncash income from financial services	(1,543)	(1,052)
Noncash loss from other affiliates	896	412
Deferred income taxes	(2,262)	(1,170)
Tax effect of share-based compensation exercises	(8,884)	(5,379)
Changes in operating assets and liabilities:
Trade receivables	36,037	(10,393)
Inventories	(63,210)	(26,897)
Accounts payable	19,727	46,342
Accrued expenses	(81,942)	(80,823)
Income taxes payable/receivable	35,312	21,463
Prepaid expenses and others, net	(11,139)	(450)
Net cash provided by operating activities	44,747	47,774
Investing Activities:
Purchase of property and equipment	(39,703)	(40,113)
Investment in finance affiliate, net	(678)	1,607
Net cash used for investing activities	(40,381)	(38,506)
Financing Activities:
Borrowings under debt arrangements	652,838	119
Repayments under debt arrangements/capital lease obligations	(633,887)	(750)
Repurchase and retirement of common shares	(244)	(25,687)
Cash dividends to shareholders	(31,719)	(28,662)
Proceeds from stock issuances under employee plans	9,365	4,995
Tax effect of proceeds from share-based compensation exercises	8,884	5,379
Net cash provided by (used for) financing activities	5,237	(44,606)
Impact of currency exchange rates on cash balances	(62)	(927)
Net increase (decrease) in cash and cash equivalents	9,541	(36,265)
Cash and cash equivalents at beginning of period	92,248	417,015
Cash and cash equivalents at end of period	$101,789	$380,750

Noncash Activity:
Property and equipment obtained through capital leases	$24,908	$—
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Industries Inc. ("Polaris" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which include all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency and commodity transactions.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Foreign exchange contracts, net	$904	—	$904	—
Non-qualified deferred compensation assets	39,923	$39,923	—	—
Total assets at fair value	$40,827	$39,923	$904	—
Non-qualified deferred compensation liabilities	$(39,923)	$(39,923)	—	—
Total liabilities at fair value	$(39,923)	$(39,923)	$—	—
	Fair Value Measurements as of December 31, 2013
Asset (Liability)	Total	Level 1	Level 2	Level 3
Commodity contracts, net	$30	—	$30	—
Non-qualified deferred compensation assets	24,711	$24,711	—	—
Total assets at fair value	$24,741	$24,711	$30	—
Foreign exchange contracts, net	$(9)	—	$(9)	—
Non-qualified deferred compensation liabilities	(24,711)	$(24,711)	—	—
Total liabilities at fair value	$(24,720)	$(24,711)	$(9)	—

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and purchased components	$114,800	$107,496
Service parts, garments and accessories	138,886	125,765
Finished goods	255,104	206,290
Less: reserves	(25,916)	(21,603)
Inventories	$482,874	$417,948
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

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$52,818	$47,723
Additions charged to expense	11,027	8,836
Warranty claims paid	(16,621)	(15,618)
Balance at end of period	$47,224	$40,941
New Accounting Pronouncements. There are no new accounting pronouncements that are expected to have a significant impact on Polaris' consolidated financial statements.

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
Total share-based compensation expenses were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Option plan	$5,578	$5,124
Other share-based awards	4,411	10,132
Total share-based compensation before tax	9,989	15,256
Tax benefit	3,729	5,698
Total share-based compensation expense included in net income	$6,260	$9,558
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2014, there was $93,829,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.83 years. Included in unrecognized share-based compensation is approximately $53,675,000 related to stock options and $40,154,000 for restricted stock.

Note 3. Financing Agreements
Debt and capital lease obligations and the average related interest rates were as follows (in thousands):

	Average interest rate at March 31, 2014	Maturity	March 31, 2014	December 31, 2013
Revolving loan facility	1.14%	January 2018	$100,000	$80,500
Senior notes - fixed rate	3.81%	May 2018	25,000	25,000
Senior notes - fixed rate	4.60%	May 2021	75,000	75,000
Senior notes - fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	4.82%	Various through 2029	31,799	7,123
Total debt and capital lease obligations			$331,799	$287,623
Less: current maturities			3,076	3,281
Total long-term debt and capital lease obligations			$328,723	$284,342
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In January 2013, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. Interest is charged at rates based on LIBOR or “prime.”
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of unsecured senior notes due May 2018 and $75,000,000 of unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100,000,000 of unsecured senior notes due December 2020.
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of March 31, 2014.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $126,348,000 of goodwill and $100,113,000 of intangible assets, net of accumulated amortization, as of March 31, 2014.
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows (in thousands):

Three months ended March 31, 2014
Goodwill, beginning of period	$126,697
Currency translation effect on foreign goodwill balances	(349)
Goodwill, end of period	$126,348
For other intangible assets, the changes in the net carrying amount for the three months ended March 31, 2014 were as follows (in thousands):

	Three months ended March 31, 2014
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$116,279	$(13,268)
Amortization expense	—	(2,745)
Foreign currency translation effect on balances	(169)	16
Other intangible assets, end of period	$116,110	$(15,997)

The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2014	December 31, 2013
Non-amortizable - indefinite lived:
Brand names		$41,173	$41,188
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	59,194	59,244
Developed technology	5-7	15,203	15,307
Total amortizable		74,937	75,091
Less: Accumulated amortization		(15,997)	(13,268)
Net amortized other intangible assets		58,940	61,823
Total other intangible assets, net		$100,113	$103,011
Amortization expense for intangible assets for the three months ended March 31, 2014 and 2013 was $2,745,000 and $1,078,000, respectively. Estimated amortization expense for the remainder of 2014 through 2019 is as follows: 2014 (remainder), $8,200,000; 2015, $10,900,000; 2016, $10,900,000; 2017, $10,500,000; 2018, $9,000,000; 2019, $7,600,000; and after 2019, $1,800,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the three months ended March 31, 2014, Polaris paid $244,000 to repurchase and retire approximately 2,000 shares of its common stock. As of March 31, 2014, the Board of Directors has authorized the Company to repurchase up to an additional 1,602,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.48 per share on March 17, 2014 to holders of record at the close of business on March 3, 2014. On April 24, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on June 16, 2014 to holders of record of such shares at the close of business on June 2, 2014. Cash dividends declared per common share for the three months ended March 31, 2014 and 2013, were as follows:

	Three months ended March 31,
	2014	2013
Cash dividends declared and paid per common share	$0.48	$0.42
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

	Three months ended March 31,
	2014	2013
Weighted average number of common shares outstanding	65,557	68,355
Director Plan and deferred stock units	201	340
ESOP	75	98
Common shares outstanding—basic	65,833	68,793
Dilutive effect of Option Plans and Omnibus Plan	2,125	1,969
Common and potential common shares outstanding—diluted	67,958	70,762

During the three months ended March 31, 2014, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 379,000 compared to 566,000 for the same period in 2013.
Accumulated other comprehensive income
Changes in the accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$18,582	$179	$18,761
Reclassification to the income statement	—	(308)	(308)
Change in fair value	1,307	874	2,181
Balance as of March 31, 2014	$19,889	$745	$20,634
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended March 31,
		2014	2013
Foreign currency contracts	Other (income), net	$(410)	$(220)
Foreign currency contracts	Cost of sales	102	216
Total		$(308)	$(4)
The net amount of the existing gains or losses at March 31, 2014 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris' derivative activities.

Note 6. Financial Services Arrangements
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
Polaris’ total investment in Polaris Acceptance of $71,439,000 at March 31, 2014 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. The net amount financed for dealers under this arrangement at March 31, 2014 was $958,176,000, which included $247,565,000 in the Polaris Acceptance portfolio and $710,611,000 of receivables within the Securitization Facility.
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the average month-end balances outstanding during the prior calendar year. For calendar year 2014, the potential 15 percent aggregate repurchase obligation is approximately $120,815,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 7. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of March 31, 2014 and December 31, 2013 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	March 31, 2014	December 31, 2013
Investment in Brammo	$9,500	$9,500
Investment in EPPL	5,602	6,456
Total investment in other affiliates	$15,102	$15,956
Brammo is a privately held manufacturer of electric motorcycles. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of development and production. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (Eicher). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. Through March 31, 2014, Polaris has invested $9,433,000 in the joint venture. Polaris' share of EPPL loss for the three months ended March 31, 2014 and 2013 was $896,000 and $412,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. No impairments were recognized on currently held investments in the three months ended March 31, 2014.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2014, the Company had an accrual of $17,555,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of March 31, 2014 and December 31, 2013, the fair value of contingent purchase price commitments was $19,108,000 and $18,249,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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
At March 31, 2014, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$5,723	$(86)
Canadian Dollar	26,155	1,399
Japanese Yen	21,627	(591)
Mexican Peso	23,401	351
Norwegian Krone	941	(4)
Swedish Krona	9,230	(165)
Total	$87,077	$904
These contracts, with maturities through March 31, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting. The impact to cost of sales in the consolidated statements of income for diesel fuel and aluminum derivative contracts during the three months ended March 31, 2014 or 2013, and the value of outstanding contracts at March 31, 2014, were not material.

The table below summarizes the carrying values of derivative instruments as of March 31, 2014 and December 31, 2013 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,757	$(853)	$904
Total derivatives designated as hedging instruments	$1,757	$(853)	$904

	Carrying Values of Derivative Instruments as of December 31, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,194	$(1,203)	$(9)
Total derivatives designated as hedging instruments	$1,194	$(1,203)	$(9)
Commodity contracts(1)	$46	$(16)	$30
Total derivatives not designated as hedging instruments	$46	$(16)	$30
Total derivatives	$1,240	$(1,219)	$21

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains, net of tax, related to foreign currency derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 was $566,000 and $1,107,000, respectively.
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month periods ended March 31, 2014.

Note 10. Subsequent Event
On April 1, 2014, Polaris acquired Kolpin Outdoors, Inc. ("Kolpin), a privately owned company based in Wisconsin that develops branded and private label powersports accessories. The acquisition was funded from additional borrowings under Polaris' revolving loan facility. Kolpin is a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. The acquisition is intended to strengthen Polaris' PG&A business. The acquisition is not material to the consolidated financial statements.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

We reported net income of $80.9 million, or $1.19 per diluted share, an earnings per diluted share increase of 11 percent compared to 2013 first quarter net income of $75.5 million, or $1.07 per diluted share. Sales totaled $888.3 million, an increase of 19 percent from last year’s first quarter sales of $745.9 million. The sales increase was driven primarily by increased sales of ORVs, motorcycles, PG&A, the inclusion of Aixam in our consolidated financial statements since it was acquired on April 10, 2013, improved pricing and beneficial mix. Our unit retail sales to consumers in North America grew seven percent in the first quarter of 2014, with the increased demand primarily in ORVs and motorcycles. Our sales to customers outside of North America grew 44 percent driven by higher sales in ORVs, particularly side-by-side vehicles, and motorcycles, strong PG&A related sales and the inclusion of Aixam results. Our gross profit of $258.4 million increased 19 percent from $216.6 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction efforts. Our liquidity remained healthy with $101.8 million in cash on hand and over $200 million of availability on our revolving loan facility at March 31, 2014.

Results of Operations
Unless otherwise noted, all comparisons are from the first quarter 2013 to the first quarter 2014.
Sales:
Sales were $888.3 million in the first quarter 2014, a 19 percent increase from $745.9 million in sales for the same period in 2013. The following table is an analysis of the percentage change in total Company sales:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2014
Volume	14%
Product mix and price	6
Currency	(1)
19%
Volume increased as we shipped more ORVs, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products in North America, along with the inclusion of Aixam in our consolidated financial statements since it was acquired on April 10, 2013. Product mix and price contributed to the growth primarily due to the positive benefit of a greater number of higher priced ORVs and motorcycles sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate negatively impacted our sales when compared to the prior year period exchange rate.
Our sales by product line were as follows:

	Three months ended March 31,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
Off-Road Vehicles	$602.8	68%	$541.3	73%	11%
Snowmobiles	15.6	2%	14.7	2%	6%
Motorcycles	78.9	9%	51.8	7%	52%
Small Vehicles	38.5	4%	11.0	1%	248%
PG&A	152.5	17%	127.1	17%	20%
Total Sales	$888.3	100%	$745.9	100%	19%
ORVs: The sales increase reflects continued market share gains, aided by the 2014 RZR XP1000 high performance recreation vehicle introduced in the third quarter 2013 and the new Sportsman ACE, a single-seat sit-in off-road vehicle introduced in January 2014. Our North American unit retail sales to consumers for both ATV and side-by-side vehicles increased high single digits percent. North American dealer inventories increased mid-teens percent from a year ago, primarily reflecting new ORV product categories added during the 2014 model year. Sales outside of North America increased 12 percent, primarily due to market share gains. The average per unit sales price increased four percent primarily as a result of the increased sales of higher priced side-by-side vehicle models.

Snowmobiles: Historically, the first quarter is a slow quarter for shipments to dealers due to the seasonality of the business. Polaris and the North American industry retail sales decreased low single digits percent. Dealer inventories rose modestly from last year's season ending levels. Sales to customers outside of North America decreased 39 percent due to unseasonably warm weather and unfavorable snowfall levels in the Scandinavian regions and Russia. The average per unit sales price decreased 12 percent due to a decrease in international sales which are generally higher priced.
For the snowmobile season ending March 31, 2014 compared to season ending March 31, 2013, the North American industry retail sales were up just over ten percent percent due to favorable snowfall levels in most of the North American snowmobile riding areas. Our North American retail sales were up mid-single digits percent for the full season, but were lower than the industry primarily due to a slow start for our pre-season orders from consumers last spring.
Motorcycles: The increase in sales is due to shipments of the new model year 2014 Indian motorcycles. North American industry heavyweight cruiser and touring motorcycle retail sales increased low single digits percent. Polaris North American unit retail sales increased about 50 percent. Increased shipments of Indian motorcycles is the primary driver of (1) North American Polaris dealer inventory increasing mid-single digits percent, (2) sales to customers outside of North America increasing 140 percent and (3) the average per unit sales price increasing 11 percent.
Small Vehicles: In April 2013, we acquired A.M. Holding S.A.S, which operates under the name Aixam Mega S.A.S. ("Aixam"). Aixam is based in France and manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. Aixam complements our SV division, which also includes GEM and Goupil vehicles. The increase in sales over the comparable prior year period is primarily due to the inclusion of Aixam in our consolidated financial statements since it was acquired in April 2013. Also, both GEM and Goupil experienced an increase in sales compared to the same period last year.
PG&A: The overall sales increase was driven primarily by double digit increases in ORV and motorcycle product lines resulting from product innovation, increased integration of accessories and a greater focus on apparel sales through the Klim business. Sales to customers outside North America increased 36 percent primarily due to the inclusion of Aixam-related PG&A since it was acquired in April 2013.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
United States	$639.7	72%	$544.0	73%	18%
Canada	83.5	9%	87.6	12%	(5)%
Other foreign countries	165.1	19%	114.3	15%	44%
Total sales	$888.3	100%	$745.9	100%	19%

United States: Sales in the United States increased due to higher shipments of ORVs, motorcycles and PG&A, improved pricing and more beneficial mix.
Canada: Sales decreased due to pricing increases being more than offset by an unfavorable nine percent currency rate movement impact on sales.
Other foreign countries: Sales in other foreign countries, primarily in Europe, increased primarily due to the acquisition of Aixam in April 2013, along with increased sales of ORVs, particularly side-by-side vehicles, motorcycles and PG&A related sales. Currency rate movements had an unfavorable one percent impact on sales.

Cost of Sales:

	Three months ended March 31,
($ in millions)	2014	Percent of Total Cost of Sales	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013
Purchased materials and services	$549.3	87%	$464.8	87%	18%
Labor and benefits	49.3	8%	41.3	8%	19%
Depreciation and amortization	20.3	3%	14.4	3%	41%
Warranty costs	11.0	2%	8.8	2%	25%
Total cost of sales	$629.9	100%	$529.3	100%	19%
Percentage of sales	70.9%		71.0%		-10 basis
					points
The increase in cost of sales dollars resulted primarily from the effect of increases in volume on purchased materials and labor and benefits.
 Gross Profit:

	Three months ended March 31,
($ in millions)	2014	2013	Change 2014 vs. 2013
Gross profit dollars	$258.4	$216.6	19%
Percentage of sales	29.1%	29.0%	+10 basis points
Gross profit, as a percentage of sales, increased due to lower product costs and higher pricing partially offset by the negative impact from currency rate movements. Likewise, gross profit in absolute dollars increased for similar reasons in addition to the impact from increased sales volume.
Operating Expenses:

	Three months ended March 31,
($ in millions)	2014	2013	Change 2014 vs. 2013
Selling and marketing	$65.6	$54.5	20%
Research and development	35.5	31.5	13%
General and administrative	41.3	38.8	6%
Total operating expenses	$142.4	$124.8	14%
Percentage of sales	16.0%	16.7%	-70 basis points
Operating expenses in absolute dollars increased due to higher selling and marketing expenses primarily related to the re-launch of Indian motorcycles and the inclusion of Aixam operating expenses in our consolidated financial statements since the company was acquired in April 2013. The increase in operating expenses was lower than the increase in sales primarily due to a decrease in long-term incentive compensation expense, which resulted from a decrease in unvested stock awards in which the expense is tied to changes in the Company's stock price.
Income from Financial Services:

	Three months ended March 31,
($ in millions)	2014	2013	Change 2014 vs. 2013
Income from financial services	$10.6	$10.1	6%
Percentage of sales	1.2%	1.4%	-20 basis points
The increase in income from financial services is primarily due to higher income from dealer inventory financing through Polaris Acceptance. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Remainder of the Income Statement:

	Three months ended March 31,
($ in millions except per share data)	2014	2013	Change 2014 vs. 2013
Interest expense	$2.8	$1.5	91%
Equity in loss of other affiliates	$0.9	$0.4	117%
Other (income), net	$(2.1)	$(2.5)	(15)%

Income before taxes	$125.1	$102.6	22%
Provision for income taxes	$44.2	$27.1	63%
Percentage of income before taxes	35.3%	26.4%	+890 basis points

Net income	$80.9	$75.5	7%
Diluted net income per share	$1.19	$1.07	11%
Weighted average diluted shares outstanding	68.0	70.8	(4)%
Interest expense: The increase is primarily due to increased debt levels through borrowings on our existing revolving credit facility and the additional borrowing of $100.0 million through our amended Master Note Purchases Agreement in December 2013.
Equity in loss of other affiliates: Increased losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production activities. We record our proportionate 50 percent share of EPPL gains and losses.
Other (income),net: The change primarily relates to foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The increased tax rate is primarily a result of $8.2 million of tax benefits impacting the 2013 first quarter income tax rate. The first quarter 2013 tax benefits were from the United States extending the research and development income tax credit retroactively to 2012 and favorable outcomes of income tax audits during the period. The United States research and development income tax credit has not yet been extended to 2014, and as a result no related tax benefit was recorded in the first quarter 2014.
Weighted average shares outstanding: In November 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji Heavy Industries Ltd. pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. This buyback more than offset the issuance of shares under employee compensation plans and resulted in a decrease to the weighted average diluted shares outstanding. As a result of this buyback, the 11 percent increase in net income per share exceeded the seven percent increase in net income.
Cash Dividends:
We paid a regular cash dividend of $0.48 per share on March 17, 2014 to holders of record at the close of business on March 3, 2014. On April 24, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on June 16, 2014 to holders of record of such shares at the close of business on June 2, 2014.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2014	2013	Change
Total cash provided by (used for):
Operating activities	$44.8	$47.7	$(2.9)
Investing activities	(40.4)	(38.5)	(1.9)
Financing activities	5.2	(44.6)	49.8
Impact of currency exchange rates on cash balances	(0.1)	(0.9)	0.8
Increase (decrease) in cash and cash equivalents	$9.5	$(36.3)	$45.8
Operating activities: The decrease in net cash provided by operating activities is primarily the result of higher net income, more than offset by a higher investment in working capital.
Investing activities: The primary use of cash was for the purchase of property and equipment. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities. We expect that capital expenditures for the full year 2014 will be between $200 million and $250 million.
Financing activities: Cash provided from (used by) financing activities changed primarily due to net borrowings of $19.0 million compared to payments of $0.6 million in the 2013 comparable period, and common stock repurchases of $0.2 million compared to $25.7 million in the 2013 comparable period. Additionally, we paid cash dividends of $31.7 million and $28.7 million in the three months ended March 31, 2014 and 2013, respectively, and proceeds from the issuance of stock under employee plans were $9.4 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We are party to a $350 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We enter into leasing arrangements to finance the use of certain property and equipment.
Debt and capital lease obligations and the average related interest rates at March 31, 2014 were as follows (in thousands):

($ in millions)	Average interest rate at March 31, 2014	Maturity	March 31, 2014
Revolving loan facility	1.14%	January 2018	$100.0
Senior notes - fixed rate	3.81%	May 2018	25.0
Senior notes - fixed rate	4.60%	May 2021	75.0
Senior notes - fixed rate	3.13%	December 2020	100.0
Capital lease obligations	4.82%	Various through 2029	31.8
Total debt and capital lease obligations			$331.8
Less: current maturities			3.1
Long-term debt and capital lease obligations			$328.7
Our debt to total capital ratio was 35 percent and 13 percent at March 31, 2014 and 2013, respectively.
Additionally, at March 31, 2014 we had letters of credit outstanding of $24.6 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 73.4 million shares have been repurchased cumulatively from 1996 through March 31, 2014. We repurchased a nominal number of shares of our common stock for $0.2 million during the first three months of 2014, which had no impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 1.6 million shares of our common stock as of March 31, 2014. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
We have not guaranteed the outstanding indebtedness of Polaris Acceptance or the Securitized Receivables. In addition, the two partners of Polaris Acceptance share equally an equity cash investment equal to 15 percent of the sum of the portfolio balance in Polaris Acceptance plus the Securitized Receivables. Our total investment in Polaris Acceptance at March 31, 2014 was $71.4 million. Substantially all of our U.S. sales are financed through Polaris Acceptance and the Securitization Facility whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of the Polaris Acceptance portfolio and income and losses realized by GECDF’s affiliates with respect to the Securitized Receivables are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance Portfolio and the Securitized Receivables is limited to its equity in its wholly owned subsidiary that is a partner in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance or the Securitization Facility up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2014, the potential 15 percent aggregate repurchase obligation is approximately $120.8 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2017 with similar terms to the previous agreement.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance and the Securitized Receivables has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2014, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $958.2 million, a 22 percent increase from $786.4 million at March 31, 2013. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
We believe that existing cash balances and cash flow to be generated from operating activities and available borrowing capacity under the line of credit arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases and capital requirements for the foreseeable future. At this time, management is not aware of any factors that would have a material adverse impact on cash flow.

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

At March 31, 2014, we had the following open foreign currency hedging contracts for the remainder of 2014 and early 2015, and expect the following net currency impact on gross profit, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of US Dollars)	Average exchange rate of open contracts	First quarter 2014	Estimated remainder of 2014
Australian Dollar (AUD)	Long	$5,723	$0.90 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	26,155	$0.96 to 1 CAD	Negative	Negative
Euro	Neutral	—	—	Neutral	Neutral
Japanese Yen	Short	21,627	98.95 Yen to $1	Positive	Positive
Mexican Peso	Short	23,401	13.41 Peso to $1	Negative	Neutral
Norwegian Krone	Long	941	$0.17 to 1 Krone	Slightly negative	Slightly negative
Swedish Krona	Long	9,230	$0.15 to 1 Krona	Neutral	Slightly negative
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2014, we had derivative contracts in place to hedge a portion of our diesel fuel exposure in the second quarter of 2014. These contracts are not material. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a neutral impact on our gross margins for the remainder of 2014 when compared to the same periods in the prior year.
We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At March 31, 2014, our outstanding balance on the revolving loan was $100.0 million. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have a $0.8 million impact to interest expense the remainder of 2014.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Capital One, GE and Sheffield; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President — Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2013 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2014	—	—	—	1,604,000
February 1 — 28, 2014	1,000	$123.50	1,000	1,603,000
March 1 — 31, 2014	1,000	$134.15	1,000	1,602,000
Total	2,000	$128.46	2,000	1,602,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.4 million shares have been repurchased cumulatively from 1996 through March 31, 2014. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	April 30, 2014	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2014	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)