Form 10-Q
period 2014-06-30
POLARIS INDUSTRIES INC/MN
filed 2014-07-25
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 22, 2014, 65,960,413 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,040	$92,248
Trade receivables, net	135,411	186,213
Inventories, net	559,876	417,948
Prepaid expenses and other	60,002	63,716
Income taxes receivable	24,890	12,217
Deferred tax assets	94,228	93,356
Total current assets	993,447	865,698
Property and equipment, net	532,425	455,167
Investment in finance affiliate	67,597	69,217
Investment in other affiliates	18,622	15,956
Deferred tax assets	21,803	18,616
Goodwill and other intangible assets, net	238,118	229,708
Other long-term assets	47,037	31,126
Total assets	$1,919,049	$1,685,488
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$3,119	$3,281
Accounts payable	289,423	238,044
Accrued expenses:
Compensation	64,782	143,504
Warranties	44,811	52,818
Sales promotions and incentives	129,161	123,089
Dealer holdback	102,890	100,600
Other	86,656	77,480
Income taxes payable	4,530	9,254
Total current liabilities	725,372	748,070
Long-term income taxes payable	13,377	14,292
Capital lease obligations	27,506	3,842
Long-term debt	337,000	280,500
Deferred tax liabilities	22,982	25,028
Other long-term liabilities	86,301	69,730
Total liabilities	$1,212,538	$1,141,462
Deferred compensation	$12,091	$8,421
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 65,960 and 65,623 shares issued and outstanding, respectively	$660	$656
Additional paid-in capital	410,499	360,616
Retained earnings	265,667	155,572
Accumulated other comprehensive income, net	17,594	18,761
Total shareholders’ equity	694,420	535,605
Total liabilities and shareholders’ equity	$1,919,049	$1,685,488
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$1,013,959	$844,800	$1,902,305	$1,590,709
Cost of sales	709,045	592,462	1,338,974	1,121,723
Gross profit	304,914	252,338	563,331	468,986
Operating expenses:
Selling and marketing	74,178	62,238	139,748	116,731
Research and development	36,984	34,604	72,497	66,054
General and administrative	52,942	41,444	94,234	80,254
Total operating expenses	164,104	138,286	306,479	263,039
Income from financial services	14,625	11,502	25,265	21,576
Operating income	155,435	125,554	282,117	227,523
Non-operating expense (income):
Interest expense	3,039	1,371	5,851	2,844
Equity in loss of other affiliates	967	586	1,863	998
Other (income), net	(1,883)	(1,230)	(3,988)	(3,698)
Income before income taxes	153,312	124,827	278,391	227,379
Provision for income taxes	56,407	44,823	100,585	71,911
Net income	$96,905	$80,004	$177,806	$155,468
Basic net income per share	$1.47	$1.16	$2.70	$2.26
Diluted net income per share	$1.42	$1.13	$2.61	$2.20
Weighted average shares outstanding:
Basic	66,060	68,867	65,946	68,830
Diluted	68,088	70,755	68,023	70,759

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$96,905	$80,004	$177,806	$155,468
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax (expense) benefit of ($123) and ($139) in 2014 and $169 and $221 in 2013	(1,459)	(4,688)	(152)	(6,327)
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $941 and $604 in 2014 and ($1,137) and ($1,796) in 2013	(1,581)	1,913	(1,015)	3,020
Comprehensive income	$93,865	$77,229	$176,639	$152,161
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net income	$177,806	$155,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,781	39,279
Noncash compensation	28,273	34,043
Noncash income from financial services	(4,503)	(2,384)
Noncash loss from other affiliates	1,863	998
Deferred income taxes	(7,790)	(6,356)
Tax effect of share-based compensation exercises	(11,939)	(9,868)
Changes in operating assets and liabilities:
Trade receivables	52,899	(18,297)
Inventories	(136,323)	(65,761)
Accounts payable	48,666	51,212
Accrued expenses	(53,595)	(84,105)
Income taxes payable/receivable	(6,264)	20,358
Prepaid expenses and others, net	(14,961)	(11,073)
Net cash provided by operating activities	130,913	103,514
Investing Activities:
Purchase of property and equipment	(101,607)	(93,720)
Investment in finance affiliate, net	6,124	4,026
Investment in other affiliates	(4,158)	(6,063)
Acquisition of businesses, net of cash acquired	(17,199)	(134,817)
Net cash used for investing activities	(116,840)	(230,574)
Financing Activities:
Borrowings under debt arrangements	1,452,444	1,432
Repayments under debt arrangements and capital lease obligations	(1,397,210)	(1,873)
Repurchase and retirement of common shares	(3,945)	(31,869)
Cash dividends to shareholders	(63,415)	(57,487)
Proceeds from stock issuances under employee plans	12,994	10,219
Tax effect of proceeds from share-based compensation exercises	11,939	9,868
Net cash provided by (used for) financing activities	12,807	(69,710)
Impact of currency exchange rates on cash balances	(88)	(2,571)
Net increase (decrease) in cash and cash equivalents	26,792	(199,341)
Cash and cash equivalents at beginning of period	92,248	417,015
Cash and cash equivalents at end of period	$119,040	$217,674

Noncash Activity:
Property and equipment obtained through capital leases	$24,908	$—
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$41,166	$41,166	—	—
Total assets at fair value	$41,166	$41,166	—	—
Foreign exchange contracts, net	$(1,608)	—	$(1,608)	—
Non-qualified deferred compensation liabilities	(41,166)	$(41,166)	—	—
Total liabilities at fair value	$(42,774)	$(41,166)	$(1,608)	—
	Fair Value Measurements as of December 31, 2013
Asset (Liability)	Total	Level 1	Level 2	Level 3
Commodity contracts, net	$30	—	$30	—
Non-qualified deferred compensation assets	24,711	$24,711	—	—
Total assets at fair value	$24,741	$24,711	$30	—
Foreign exchange contracts, net	$(9)	—	$(9)	—
Non-qualified deferred compensation liabilities	(24,711)	$(24,711)	—	—
Total liabilities at fair value	$(24,720)	$(24,711)	$(9)	—

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and purchased components	$113,841	$107,496
Service parts, garments and accessories	150,241	125,765
Finished goods	322,153	206,290
Less: reserves	(26,359)	(21,603)
Inventories	$559,876	$417,948
Product warranties. Polaris provides a limited warranty for its ORVs for a period of six months, for a period of one year for its snowmobiles and motorcycles and a two year period for SVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$47,224	$40,941	$52,818	$47,723
Additions to warranty reserve through acquisitions	110	1,602	110	1,602
Additions charged to expense	12,270	13,154	23,297	21,990
Warranty claims paid	(14,793)	(12,980)	(31,414)	(28,598)
Balance at end of period	$44,811	$42,717	$44,811	$42,717
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. Polaris is required to adopt the new pronouncement on January 1, 2017 using one of two retrospective application methods. The Company is evaluating the application method and the impact of this new standard on our financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on Polaris' consolidated financial statements.

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
Total share-based compensation expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Option plan	$6,375	$5,853	$11,953	$10,977
Other share-based awards	6,688	7,973	11,099	18,105
Total share-based compensation before tax	13,063	13,826	23,052	29,082
Tax benefit	4,885	5,168	8,614	10,866
Total share-based compensation expense included in net income	$8,178	$8,658	$14,438	$18,216

In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2014, there was $85,029,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.64 years. Included in unrecognized share-based compensation is approximately $47,461,000 related to stock options and $37,568,000 for restricted stock.

Note 3. Financing Agreements
Debt and capital lease obligations and the average related interest rates were as follows (in thousands):

	Average interest rate at June 30, 2014	Maturity	June 30, 2014	December 31, 2013
Revolving loan facility	1.03%	January 2018	$137,000	$80,500
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	4.87%	Various through 2029	30,625	7,123
Total debt and capital lease obligations			$367,625	$287,623
Less: current maturities			3,119	3,281
Total long-term debt and capital lease obligations			$364,506	$284,342
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of June 30, 2014.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $130,323,000 of goodwill and $107,795,000 of intangible assets, net of accumulated amortization, as of June 30, 2014.
Additions to goodwill and other intangible assets in the first six months of 2014 relate to the acquisition of Kolpin Outdoors, Inc. ("Kolpin") on April 1, 2014. Kolpin is a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. The aggregate Kolpin purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows (in thousands):

Six months ended June 30, 2014
Goodwill, beginning of period	$126,697
Goodwill acquired during the period	4,345
Currency translation effect on foreign goodwill balances	(719)
Goodwill, end of period	$130,323

For other intangible assets, the changes in the net carrying amount for the six months ended June 30, 2014 were as follows (in thousands):

	Six months ended June 30, 2014
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$116,279	$(13,268)
Intangible assets acquired during the period	11,100	—
Amortization expense	—	(5,708)
Foreign currency translation effect on balances	(684)	76
Other intangible assets, end of period	$126,695	$(18,900)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2014	December 31, 2013
Non-amortizable—indefinite lived:
Brand names		$45,260	$41,188
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	65,728	59,244
Developed technology	5-7	15,167	15,307
Total amortizable		81,435	75,091
Less: Accumulated amortization		(18,900)	(13,268)
Net amortized other intangible assets		62,535	61,823
Total other intangible assets, net		$107,795	$103,011
Amortization expense for intangible assets for the three months ended June 30, 2014 and 2013 was $2,963,000 and $2,574,000, respectively. Estimated amortization expense for the remainder of 2014 through 2019 is as follows: 2014 (remainder), $6,000,000; 2015, $11,800,000; 2016, $11,800,000; 2017, $11,500,000; 2018, $9,800,000; 2019, $8,500,000; and after 2019, $3,100,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the six months ended June 30, 2014, Polaris paid $3,945,000 to repurchase and retire approximately 30,000 shares of its common stock. As of June 30, 2014, the Board of Directors has authorized the Company to repurchase up to an additional 1,574,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.48 per share on June 16, 2014 to holders of record at the close of business on June 2, 2014. On July 23, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on September 15, 2014 to holders of record of such shares at the close of business on September 2, 2014. Cash dividends declared per common share for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash dividends declared and paid per common share	$0.48	$0.42	$0.96	$0.84

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	65,769	68,536	65,663	68,445
Director Plan and deferred stock units	209	233	205	287
ESOP	82	98	78	98
Common shares outstanding—basic	66,060	68,867	65,946	68,830
Dilutive effect of Option Plans and Omnibus Plan	2,028	1,888	2,077	1,929
Common and potential common shares outstanding—diluted	68,088	70,755	68,023	70,759
During the three and six months ended June 30, 2014, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 665,000 and 513,000, respectively, compared to 1,018,000 and 799,000 for the same periods in 2013.
Accumulated other comprehensive income
Changes in the accumulated other comprehensive income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$18,582	$179	$18,761
Reclassification to the income statement	—	(2,037)	(2,037)
Change in fair value	(152)	1,022	870
Balance as of June 30, 2014	$18,430	$(836)	$17,594
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Foreign currency contracts	Other (income), net	$(1,687)	$(891)	$(2,097)	$(1,111)
Foreign currency contracts	Cost of sales	(42)	537	60	753
Total		$(1,729)	$(354)	$(2,037)	$(358)
The net amount of the existing gains or losses at June 30, 2014 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris' derivative activities.

Note 6. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation (GECDF), an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the "Securitization Facility") arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement is effective through February 2017.
Polaris’ total investment in Polaris Acceptance of $67,597,000 at June 30, 2014 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2014, the outstanding amount of net receivables financed for dealers under this arrangement was $879,588,000, which included $246,647,000 in the Polaris Acceptance portfolio and $632,941,000 of receivables within the Securitization Facility ("Securitized Receivables").

Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2014, the potential 15 percent aggregate repurchase obligation is approximately $120,815,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Capital One, Sheffield Financial and Synchrony Bank, formerly GE Money Bank, under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 7. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of June 30, 2014 and December 31, 2013 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	June 30, 2014	December 31, 2013
Investment in Brammo	$9,500	$9,500
Investment in EPPL	9,122	6,456
Total investment in other affiliates	$18,622	$15,956
Brammo is a privately held designer and developer of electric vehicles. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of designing and developing electric vehicles. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (Eicher). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. Through June 30, 2014, Polaris has invested $13,591,000 in the joint venture. Polaris' share of EPPL loss for the three and six months ended June 30, 2014 was $967,000 and $1,863,000, respectively, compared to $586,000 and $998,000 for the same respective periods in 2013. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. No impairments were recognized on currently held investments in the three or six months ended June 30, 2014.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2014, the Company had an accrual of $25,952,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.

Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of June 30, 2014 and December 31, 2013, the fair value of contingent purchase price commitments was $18,460,000 and $18,249,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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
At June 30, 2014, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$6,303	$(156)
Canadian Dollar	149,554	(1,711)
Japanese Yen	11,770	(177)
Mexican Peso	15,665	436
Total	$183,292	$(1,608)
These contracts, with maturities through March 31, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting. The impact to cost of sales in the consolidated statements of income for diesel fuel and aluminum derivative contracts during the three and six months ended June 30, 2014 and 2013. There were no outstanding contracts at June 30, 2014.

The table below summarizes the carrying values of derivative instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$474	$(2,082)	$(1,608)
Total derivatives designated as hedging instruments	$474	$(2,082)	$(1,608)

	Carrying Values of Derivative Instruments as of December 31, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,194	$(1,203)	$(9)
Total derivatives designated as hedging instruments	$1,194	$(1,203)	$(9)
Commodity contracts(1)	$46	$(16)	$30
Total derivatives not designated as hedging instruments	$46	$(16)	$30
Total derivatives	$1,240	$(1,219)	$21

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three and six ended June 30, 2014 and 2013 (in thousands):

Gains and (Losses) From Derivatives in Cash Flow Hedging Relationships	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Foreign currency contracts	$(1,581)	$1,913	$(1,015)	$3,020
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2014.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month periods ended June 30, 2014 compared to the three and six month periods ended June 30, 2013. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $96.9 million, or $1.42 per diluted share, an earnings per diluted share increase of 26 percent compared to 2013 second quarter net income of $80.0 million, or $1.13 per diluted share. Sales totaled $1,014.0 million, an increase of 20 percent from last year’s second quarter sales of $844.8 million. The sales increase was driven primarily by increased sales of ORVs, motorcycles and PG&A, improved pricing and beneficial mix. Our unit retail sales to consumers in

North America grew 15 percent in the first quarter of 2014, with the increased demand primarily in ORVs and motorcycles. Our sales to customers outside of North America grew 26 percent driven by higher sales in ORVs, motorcycles and small vehicles. Our gross profit of $304.9 million increased 21 percent from $252.3 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction efforts. Our liquidity remained healthy with $119.0 million in cash on hand and over $200 million of availability on our revolving loan facility at June 30, 2014.

Results of Operations
Unless otherwise noted, all "quarter" comparisons are from the second quarter 2013 to the second quarter 2014 and all "year-to-date" comparisons are from the six month period ended June 30, 2013 to the six month period ended June 30, 2014.
Sales:
Quarter sales were $1,014.0 million, a 20 percent increase from $844.8 million in quarter sales the prior year. Year-to-date sales were $1,902.3 million, a 20 percent increase from $1,590.7 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Volume	16%	15%
Product mix and price	5	6
Currency	(1)	(1)
	20%	20%
Quarter and year-to-date volume increased as we shipped more ORVs, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed to the growth primarily due to the positive benefit of a greater number of higher priced ORVs and motorcycles sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate negatively impacted our quarter and year-to-date sales when compared to the prior year period exchange rate.
Our sales by product line were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
Off-Road Vehicles	$701.5	69%	$619.2	73%	13%	$1,304.3	69%	$1,160.5	73%	12%
Snowmobiles	6.2	1%	8.5	1%	(27)%	21.7	1%	23.2	1%	(6)%
Motorcycles	103.1	10%	49.9	6%	107%	182.0	10%	101.7	6%	79%
Small Vehicles	43.5	4%	33.7	4%	29%	82.0	4%	44.8	3%	83%
PG&A	159.7	16%	133.5	16%	20%	312.3	16%	260.5	17%	20%
Total Sales	$1,014.0	100%	$844.8	100%	20%	$1,902.3	100%	$1,590.7	100%	20%
ORVs: The quarter and year-to-date sales increase reflects continued market share gains in both ATV and side-by-side vehicles. Our North American ORV quarter unit retail sales to consumers increased low-double digits percent, with side-by-side vehicles unit retail increasing low-teens percent, ATV unit retail increasing mid-single digits percent and the Sportsman ACE™ category continuing to gain retail momentum. North American dealer unit inventories increased low-teens percent from a year ago, primarily reflecting new ORV product categories added during the 2014 model year. Quarter sales outside of North America increased 19 percent, primarily due to market share gains. The quarter average per unit sales price increased two percent primarily as a result of the increased sales of higher priced side-by-side vehicle models.
Snowmobiles: Historically, the first half of the year is a slow period for shipments to dealers due to the seasonality of the business. Quarter and year-to-date sales declined slightly due to the timing of shipments of model year 2015 snowmobiles, which begins in earnest in the 2014 third quarter.

For the snowmobile season ended March 31, 2014 compared to season ended March 31, 2013, the North American industry retail sales were up just over ten percent percent due to favorable snowfall levels in most of the North American snowmobile riding areas. Our North American retail sales were up mid-single digits percent for the full season, but were lower than the industry primarily due to a slow start for our pre-season orders from consumers last spring.
Motorcycles: The quarter and year-to-date increase in sales is due to shipments of the new model year 2014 Indian motorcycles. North American industry, greater than 1400cc heavyweight cruisers and touring motorcycles, quarter retail sales were flat. Polaris North American quarter unit retail sales increased approximately 50 percent. Victory North American retail sales in the 2014 second quarter were down mid-single digits percent largely due to a product recall in May. Increased shipments of Indian motorcycles is the primary driver of (1) North American Polaris dealer inventory increasing approximately 20 percent, (2) quarter sales to customers outside of North America increasing nearly 100 percent and (3) the quarter average per unit sales price increasing nine percent.
Small Vehicles: The quarter increase in sales primarily reflects continued market share gains in Aixam Mega vehicles. The year-to-date sales increase is due to these gains along with the inclusion of Aixam Mega in our consolidated financial statements since it was acquired in April 2013. Also, both GEM and Goupil experienced an increase in quarter and year-to-date sales.
PG&A: The overall quarter and year-to-date sales increase was driven primarily by double digit increases in ORV and motorcycle product lines resulting from product innovation and increased integration of accessories. In April 2014, we acquired Kolpin Outdoors, Inc. ("Kolpin"), a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products, which also benefited quarter sales. Quarter sales to customers outside North America increased ten percent primarily due to an increase in sales of small vehicle parts.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
United States	$736.7	73%	$599.6	71%	23%	$1,376.4	72%	$1,143.6	72%	20%
Canada	106.8	10%	109.7	13%	(3)%	190.3	10%	197.2	12%	(3)%
Other foreign countries	170.5	17%	135.5	16%	26%	335.6	18%	249.9	16%	34%
Total sales	$1,014.0	100%	$844.8	100%	20%	$1,902.3	100%	$1,590.7	100%	20%

United States: Quarter and year-to-date sales in the United States increased due to higher shipments of ORVs, motorcycles and PG&A, improved pricing and more beneficial product mix.
Canada: Quarter and year-to-date sales decreased slightly due to pricing increases being more than offset by an unfavorable seven and eight percent currency rate movement impact on quarter and year-to-date sales, respectively.
Other foreign countries: Quarter and year-to-date sales in other foreign countries, primarily in Europe, increased primarily due to increased sales of ORVs, particularly side-by-side vehicles, motorcycles, small vehicles and PG&A related sales in both the EMEA (Europe, Middle East, and Africa) and APLA (Asia Pacific and Latin America) regions. Currency rate movements had a favorable two and one percent impact on quarter and year-to-date sales, respectively.

Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2014	Percent of Total Cost of Sales	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013	2014	Percent of Total Cost of Sales	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013
Purchased materials and services	$619.3	87%	$518.6	88%	19%	$1,168.3	87%	$983.3	88%	19%
Labor and benefits	56.8	8%	48.2	8%	18%	106.2	8%	89.5	8%	19%
Depreciation and amortization	20.6	3%	12.5	2%	65%	41.2	3%	26.9	2%	53%
Warranty costs	12.3	2%	13.2	2%	(7)%	23.3	2%	22.0	2%	6%
Total cost of sales	$709.0	100%	$592.5	100%	20%	$1,339.0	100%	$1,121.7	100%	19%
Percentage of sales	69.9%		70.1%	-20 basis		70.4%		70.5%	-10 basis
					points					points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the effect of increases in volume on purchased materials and labor and benefits.
 Gross Profit:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Gross profit dollars	$304.9	$252.3	21%	$563.3	$469.0	20%
Percentage of sales	30.1%	29.9%	+20 basis points	29.6%	29.5%	+10 basis points
Quarter and year-to-date gross profit, as a percentage of sales, increased due to lower product costs and higher pricing partially offset by the negative impact from currency rate movements. Likewise, quarter and year-to-date gross profit in absolute dollars increased for similar reasons in addition to the impact from increased sales volume.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Selling and marketing	$74.2	$62.2	19%	$139.8	$116.7	20%
Research and development	37.0	34.6	7%	72.5	66.1	10%
General and administrative	52.9	41.5	28%	94.2	80.2	17%
Total operating expenses	$164.1	$138.3	19%	$306.5	$263.0	17%
Percentage of sales	16.2%	16.4%	-20 basis points	16.1%	16.5%	-40 basis points
Operating expenses in absolute dollars for the quarter and year-to-date periods increased due to higher selling and marketing expenses primarily related to the re-launch of Indian motorcycles and higher product liability provisioning. The increase in operating expenses was lower than the increase in sales primarily due to a decrease in long-term incentive compensation expense, which resulted from a decrease in unvested stock awards in which the expense is tied to changes in the Company's stock price.
Income from Financial Services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Income from financial services	$14.6	$11.5	27%	$25.3	$21.6	17%
Percentage of sales	1.4%	1.4%	No change	1.3%	1.4%	-10 basis points
The increase in quarter and year-to-date income from financial services is primarily due to higher income from dealer inventory financing through Polaris Acceptance. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Remainder of the Income Statement:

	Three months ended June 30,			Six months ended June 30,
($ in millions except per share data)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Interest expense	$3.0	$1.4	122%	$5.9	$2.8	106%
Equity in loss of other affiliates	$1.0	$0.6	65%	$1.9	$1.0	87%
Other (income), net	$(1.9)	$(1.2)	53%	$(4.0)	$(3.7)	8%

Income before taxes	$153.3	$124.8	23%	$278.4	$227.4	22%
Provision for income taxes	$56.4	$44.8	26%	$100.6	$71.9	40%
Percentage of income before taxes	36.8%	35.9%	+90 basis points	36.1%	31.6%	+450 basis points

Net income	$96.9	$80.0	21%	$177.8	$155.5	14%
Diluted net income per share	$1.42	$1.13	26%	$2.61	$2.20	19%
Weighted average diluted shares outstanding	68.1	70.8	(4)%	68.0	70.8	(4)%
Interest expense: The quarter and year-to-date increase is primarily due to increased debt levels through borrowings on our existing revolving credit facility and the additional borrowing of $100.0 million through our amended Master Note Purchase Agreement in December 2013.
Equity in loss of other affiliates: Increased quarter and year-to-date losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production activities. We record our proportionate 50 percent share of EPPL gains and losses.
Other (income),net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the resulting effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The quarter and year-to-date income tax rate is negatively impacted by the United States research and development income tax credit not yet being extended to 2014, and as a result no benefit has been recorded year-to-date. Additionally, the year-to-date income tax rate increased as a result of $8.2 million of tax benefits which favorably impacted the 2013 year-to-date income tax rate. The 2013 year-to-date tax benefits were from the United States extending the research and development income tax credit retroactively to 2012 and favorable outcomes of income tax audits during the period.
Weighted average shares outstanding: In November 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji Heavy Industries Ltd. pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. This buyback more than offset the issuance of shares under employee compensation plans and resulted in a decrease to the quarter and year-to-date weighted average diluted shares outstanding. As a result of this buyback, the quarter and year-to-date percentage increases in diluted net income per share exceeded the percentage increases in net income.
Cash Dividends:
We paid a regular cash dividend of $0.48 per share on June 16, 2014 to holders of record at the close of business on June 2, 2014. On July 23, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on September 15, 2014 to holders of record of such shares at the close of business on September 2, 2014.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2014	2013	Change
Total cash provided by (used for):
Operating activities	$130.9	$103.5	$27.4
Investing activities	(116.8)	(230.6)	113.8
Financing activities	12.8	(69.7)	82.5
Impact of currency exchange rates on cash balances	(0.1)	(2.5)	2.4
Increase (decrease) in cash and cash equivalents	$26.8	$(199.3)	$226.1
Operating activities: The increase in net cash provided by operating activities is primarily the result of higher net income.
Investing activities: The primary use of cash was for the purchase of property and equipment and the acquisition of Kolpin. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities and the acquisition of an additional headquarters building. We expect that capital expenditures for the full year 2014 will be between $200 million and $250 million.
Financing activities: Cash provided by (used for) financing activities changed primarily due to net borrowings under debt arrangements and capital lease obligations of $55.2 million compared to payments of $0.4 million in the 2013 comparable period, and common stock repurchases of $3.9 million compared to $31.9 million in the 2013 comparable period. Additionally, we paid cash dividends of $63.4 million and $57.5 million in the six months ended June 30, 2014 and 2013, respectively, and proceeds from the issuance of stock under employee plans were $13.0 million and $10.2 million for the six months ended June 30, 2014 and 2013, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We are party to a $350 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We enter into leasing arrangements to finance the use of certain property and equipment.
Debt and capital lease obligations and the average related interest rates at June 30, 2014 were as follows (in thousands):

($ in millions)	Average interest rate at June 30, 2014	Maturity	June 30, 2014
Revolving loan facility	1.03%	January 2018	$137.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	4.87%	Various through 2029	30.6
Total debt and capital lease obligations			$367.6
Less: current maturities			3.1
Long-term debt and capital lease obligations			$364.5
Our debt to total capital ratio was 35 percent and 12 percent at June 30, 2014 and 2013, respectively.
Additionally, at June 30, 2014 we had letters of credit outstanding of $24.9 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 73.4 million shares have been repurchased cumulatively from 1996 through June 30, 2014. We repurchased a nominal number of shares of our common stock for $3.9 million during the first six months of 2014, which had a nominal impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 1.6 million shares of our common stock as of June 30, 2014. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation (GECDF), an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris Acceptance sells a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital

Corporation, a GECDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At June 30, 2014, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $879.6 million, a 23 percent increase from $712.8 million at June 30, 2013.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of GECDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2014, was $67.6 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2014, the potential 15 percent aggregate repurchase obligation is approximately $120.8 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with Capital One, Sheffield Financial and Synchrony Bank, formerly GE Money Bank, under which these financial institutions provide financing to end consumers of our products. The agreements expire in October 2015, February 2016 and April 2016, respectively. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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
Japanese Yen: During 2013, purchases totaling approximately four percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impact cost of sales.
Mexican Peso: With increased production at our Monterrey, Mexico facility, our costs in the Mexican peso have continued to increase. Fluctuations in the peso to U.S. dollar exchange rate primarily impact cost of sales.
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

At June 30, 2014, we had the following open foreign currency hedging contracts for the remainder of 2014 and early 2015, and expect the following net currency impact on gross profit, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of US Dollars)	Average exchange rate of open contracts	Second quarter 2014	Estimated remainder of 2014
Australian Dollar (AUD)	Long	$6,303	$0.91 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	149,554	$0.92 to 1 CAD	Negative	Negative
Euro	Long	—	—	Neutral	Neutral
Japanese Yen	Short	11,770	99 Yen to $1	Positive	Positive
Mexican Peso	Short	15,665	13.43 Peso to $1	Slightly positive	Slightly positive
Norwegian Krone	Long	—	—	Neutral	Neutral
Swedish Krona	Long	—	—	Neutral	Slightly negative
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2014, we had no outstanding commodity derivative contracts. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a neutral impact on our gross margins for the remainder of 2014 when compared to the same periods in the prior year.
We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At June 30, 2014, our outstanding balance on the revolving loan was $137.0 million. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have a $0.7 million impact to interest expense for the remainder of 2014.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Capital One, Sheffield Financial and Synchrony Bank; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2014	16,000	$139.22	16,000	1,586,000
May 1 — 31, 2014	11,000	$128.74	11,000	1,575,000
June 1 — 30, 2014	1,000	$132.69	1,000	1,574,000
Total	28,000	$134.88	28,000	1,574,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.4 million shares have been repurchased cumulatively from 1996 through June 30, 2014. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on July 25, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 25, 2014	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2014	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)