Form 10-Q
period 2014-09-30
POLARIS INDUSTRIES INC/MN
filed 2014-10-29
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 22, 2014, 66,397,130 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,018	$92,248
Trade receivables, net	153,839	186,213
Inventories, net	582,193	417,948
Prepaid expenses and other	61,780	63,716
Income taxes receivable	20,423	12,217
Deferred tax assets	93,312	93,356
Total current assets	1,080,565	865,698
Property and equipment, net	538,031	455,167
Investment in finance affiliate	71,515	69,217
Investment in other affiliates	21,502	15,956
Deferred tax assets	25,096	18,616
Goodwill and other intangible assets, net	224,443	229,708
Other long-term assets	47,680	31,126
Total assets	$2,008,832	$1,685,488
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$2,809	$3,281
Accounts payable	340,606	238,044
Accrued expenses:
Compensation	96,055	143,504
Warranties	51,394	52,818
Sales promotions and incentives	142,195	123,089
Dealer holdback	111,259	100,600
Other	77,765	77,480
Income taxes payable	3,219	9,254
Total current liabilities	825,302	748,070
Long-term income taxes payable	12,928	14,292
Capital lease obligations	25,214	3,842
Long-term debt	200,000	280,500
Deferred tax liabilities	21,100	25,028
Other long-term liabilities	85,246	69,730
Total liabilities	$1,169,790	$1,141,462
Deferred compensation	$16,340	$8,421
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 66,395 and 65,623 shares issued and outstanding, respectively	$664	$656
Additional paid-in capital	452,137	360,616
Retained earnings	372,128	155,572
Accumulated other comprehensive (loss) income, net	(2,227)	18,761
Total shareholders’ equity	822,702	535,605
Total liabilities and shareholders’ equity	$2,008,832	$1,685,488
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$1,302,343	$1,102,649	$3,204,648	$2,693,358
Cost of sales	914,069	767,864	2,253,043	1,889,587
Gross profit	388,274	334,785	951,605	803,771
Operating expenses:
Selling and marketing	87,567	78,810	227,315	195,541
Research and development	38,586	37,010	111,083	103,064
General and administrative	56,596	49,343	150,830	129,597
Total operating expenses	182,749	165,163	489,228	428,202
Income from financial services	17,048	11,671	42,313	33,247
Operating income	222,573	181,293	504,690	408,816
Non-operating expense (income):
Interest expense	2,835	1,520	8,686	4,364
Equity in loss of other affiliates	1,036	631	2,899	1,629
Other expense (income), net	252	(2,576)	(3,736)	(6,274)
Income before income taxes	218,450	181,718	496,841	409,097
Provision for income taxes	77,624	64,797	178,209	136,708
Net income from continuing operations	140,826	116,921	318,632	272,389
Loss from discontinued operations, net of tax	—	(3,777)	—	(3,777)
Net income	$140,826	$113,144	$318,632	$268,612
Basic net income per share:
Continuing operations	$2.13	$1.69	$4.82	$3.95
Loss from discontinued operations	—	(0.05)	—	(0.05)
Basic net income per share	$2.13	$1.64	$4.82	$3.90
Diluted net income per share:
Continuing operations	$2.06	$1.64	$4.68	$3.84
Loss from discontinued operations	—	(0.05)	—	(0.05)
Diluted net income per share	$2.06	$1.59	$4.68	$3.79
Weighted average shares outstanding:
Basic	66,261	69,179	66,051	68,946
Diluted	68,328	71,186	68,125	70,901

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$140,826	$113,144	$318,632	$268,612
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $91 and ($48) in 2014 and $60 and $281 in 2013	(22,424)	8,982	(22,576)	2,655
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of ($1,549) and ($945) in 2014 and $672 and ($1,124) in 2013	2,603	(1,131)	1,588	1,889
Comprehensive income	$121,005	$120,995	$297,644	$273,156
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net income	$318,632	$268,612
Loss from discontinued operations	—	3,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,041	64,364
Noncash compensation	47,207	46,304
Noncash income from financial services	(10,778)	(3,440)
Noncash loss from other affiliates	2,899	1,629
Deferred income taxes	(10,915)	(10,781)
Tax effect of share-based compensation exercises	(26,169)	(22,247)
Changes in operating assets and liabilities:
Trade receivables	30,479	(24,711)
Inventories	(168,727)	(94,110)
Accounts payable	102,216	94,097
Accrued expenses	139	20,671
Income taxes payable/receivable	11,110	62,332
Prepaid expenses and others, net	(6,699)	(24,690)
Cash provided by continuing operations	380,435	381,807
Cash used for discontinued operations	—	(642)
Net cash provided by operating activities	380,435	381,165
Investing Activities:
Purchase of property and equipment	(146,473)	(192,350)
Investment in finance affiliate, net	8,480	2,091
Investment in other affiliates	(8,316)	(6,063)
Acquisition of businesses, net of cash acquired	(17,199)	(134,817)
Net cash used for investing activities	(163,508)	(331,139)
Financing Activities:
Borrowings under debt arrangements	1,921,386	1,682
Repayments under debt arrangements and capital lease obligations	(2,003,422)	(2,780)
Repurchase and retirement of common shares	(3,970)	(31,907)
Cash dividends to shareholders	(95,004)	(86,482)
Proceeds from stock issuances under employee plans	22,970	17,834
Tax effect of proceeds from share-based compensation exercises	26,169	22,247
Net cash used for financing activities	(131,871)	(79,406)
Impact of currency exchange rates on cash balances	(8,286)	169
Net increase (decrease) in cash and cash equivalents	76,770	(29,211)
Cash and cash equivalents at beginning of period	92,248	417,015
Cash and cash equivalents at end of period	$169,018	$387,804

Noncash Activity:
Property and equipment obtained through capital leases	$24,908	$—
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$40,911	$40,911	—	—
Foreign exchange contracts, net	2,554	—	$2,554	—
Total assets at fair value	$43,465	$40,911	$2,554	—
Non-qualified deferred compensation liabilities	$(40,911)	$(40,911)	—	—
Total liabilities at fair value	$(40,911)	$(40,911)	—	—
	Fair Value Measurements as of December 31, 2013
Asset (Liability)	Total	Level 1	Level 2	Level 3
Commodity contracts, net	$30	—	$30	—
Non-qualified deferred compensation assets	24,711	$24,711	—	—
Total assets at fair value	$24,741	$24,711	$30	—
Foreign exchange contracts, net	$(9)	—	$(9)	—
Non-qualified deferred compensation liabilities	(24,711)	$(24,711)	—	—
Total liabilities at fair value	$(24,720)	$(24,711)	$(9)	—
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and purchased components	$149,555	$107,496
Service parts, garments and accessories	161,877	125,765
Finished goods	298,314	206,290
Less: reserves	(27,553)	(21,603)
Inventories	$582,193	$417,948
Product warranties. Polaris provides a limited warranty for its ORVs for a period of six months, for a period of one year for its snowmobiles, for a period of one or two years for its motorcycles depending on brand and model year, and for a two year period for SVs. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$44,811	$42,717	$52,818	$47,723
Additions to warranty reserve through acquisitions	—	—	110	1,602
Additions charged to expense	21,227	16,860	44,524	38,850
Warranty claims paid	(14,644)	(11,475)	(46,058)	(40,073)
Balance at end of period	$51,394	$48,102	$51,394	$48,102
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. Polaris is required to adopt the new pronouncement on January 1, 2017 using one of two retrospective application methods. The Company is evaluating the application method and the impact of this new standard on the financial statements.

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
Total share-based compensation expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Option plan	$6,310	$5,866	$18,263	$16,843
Other share-based awards	8,103	23,810	19,202	41,915
Total share-based compensation before tax	14,413	29,676	37,465	58,758
Tax benefit	5,376	11,073	13,990	21,939
Total share-based compensation expense included in net income	$9,037	$18,603	$23,475	$36,819
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2014, there was $80,629,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.62 years. Included in unrecognized share-based compensation is approximately $40,819,000 related to stock options and $39,810,000 for restricted stock.

Note 3. Financing Agreements
Debt and capital lease obligations and the average related interest rates were as follows (in thousands):

	Average interest rate at September 30, 2014	Maturity	September 30, 2014	December 31, 2013
Revolving loan facility	—	January 2018	—	$80,500
Senior notes—fixed rate	3.81%	May 2018	$25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	4.99%	Various through 2029	28,023	7,123
Total debt and capital lease obligations			$228,023	$287,623
Less: current maturities			2,809	3,281
Total long-term debt and capital lease obligations			$225,214	$284,342
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of September 30, 2014.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $123,502,000 of goodwill and $100,941,000 of intangible assets, net of accumulated amortization, as of September 30, 2014.
Additions to goodwill and other intangible assets in the first nine months of 2014 relate to the acquisition of Kolpin Outdoors, Inc. ("Kolpin") on April 1, 2014. Kolpin is a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. The aggregate Kolpin purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

Nine months ended September 30, 2014
Goodwill, beginning of period	$126,697
Goodwill acquired during the period	4,157
Currency translation effect on foreign goodwill balances	(7,352)
Goodwill, end of period	$123,502
For other intangible assets, the changes in the net carrying amount for the nine months ended September 30, 2014 were as follows (in thousands):

	Nine months ended September 30, 2014
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$116,279	$(13,268)
Intangible assets acquired during the period	11,100	—
Amortization expense	—	(8,737)
Foreign currency translation effect on balances	(5,553)	1,120
Other intangible assets, end of period	$121,826	$(20,885)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2014	December 31, 2013
Non-amortizable—indefinite lived:
Brand names		$44,198	$41,188
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	62,304	59,244
Developed technology	5-7	14,784	15,307
Total amortizable		77,628	75,091
Less: Accumulated amortization		(20,885)	(13,268)
Net amortized other intangible assets		56,743	61,823
Total other intangible assets, net		$100,941	$103,011
Amortization expense for intangible assets for the three months ended September 30, 2014 and 2013 was $3,029,000 and $2,727,000, respectively. Estimated amortization expense for the remainder of 2014 through 2019 is as follows: 2014 (remainder), $3,000,000; 2015, $11,300,000; 2016, $11,300,000; 2017, $10,900,000; 2018, $9,300,000; 2019, $8,000,000; and after 2019, $2,900,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the nine months ended September 30, 2014, Polaris paid $3,970,000 to repurchase and retire approximately 30,000 shares of its common stock. As of September 30, 2014, the Board of Directors has authorized the Company to repurchase up to an additional 1,574,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.48 per share on September 15, 2014 to holders of record at the close of business on September 2, 2014. On October 23, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on December 15, 2014 to holders of record of such shares at the close of business on December 1, 2014. Cash dividends declared per common share for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash dividends declared and paid per common share	$0.48	$0.42	$1.44	$1.26
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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	65,988	68,910	65,771	68,600
Director Plan and deferred stock units	201	196	204	257
ESOP	72	73	76	89
Common shares outstanding—basic	66,261	69,179	66,051	68,946
Dilutive effect of Option Plans and Omnibus Plan	2,067	2,007	2,074	1,955
Common and potential common shares outstanding—diluted	68,328	71,186	68,125	70,901
During the three and nine months ended September 30, 2014, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 647,000 and 562,000, respectively, compared to 67,000 and 870,000 for the same periods in 2013.
Accumulated other comprehensive (loss) income
Changes in the accumulated other comprehensive (loss) income balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$18,582	$179	$18,761
Reclassification to the income statement	—	(2,039)	(2,039)
Change in fair value	(22,576)	3,627	(18,949)
Balance as of September 30, 2014	$(3,994)	$1,767	$(2,227)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive (loss) income into the income statement for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Foreign currency contracts	Other expense (income), net	$206	$(2,241)	$(1,891)	$(3,352)
Foreign currency contracts	Cost of sales	(208)	714	(148)	1,467
Total		$(2)	$(1,527)	$(2,039)	$(1,885)
The net amount of the existing gains or losses at September 30, 2014 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris' derivative activities.

Note 6. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation, an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the "Securitization Facility") arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement is effective through February 2017.
Polaris’ total investment in Polaris Acceptance of $71,515,000 at September 30, 2014 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2014, the outstanding amount of net receivables financed for dealers under this arrangement was $1,072,372,000, which included $300,693,000 in the Polaris Acceptance portfolio and $771,679,000 of receivables within the Securitization Facility ("Securitized Receivables").
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

Note 7. Investment in Other Affiliates
Investment in other affiliates in the consolidated balance sheets represents the Company’s investment in nonmarketable securities of strategic companies. Investment in other affiliates as of September 30, 2014 and December 31, 2013 is comprised of investments in Brammo, Inc. ("Brammo") and Eicher-Polaris Private Limited (EPPL) with the following balances (in thousands):

	September 30, 2014	December 31, 2013
Investment in Brammo	$9,500	$9,500
Investment in EPPL	12,002	6,456
Total investment in other affiliates	$21,502	$15,956
Brammo is a privately held designer and developer of electric vehicles. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of designing and developing electric vehicles. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations.
EPPL is a joint venture established in 2012 with Eicher Motors Limited ("Eicher"). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. Through September 30, 2014, Polaris has invested $17,749,000 in the joint venture. Polaris' share of EPPL loss for the three and nine months ended September 30, 2014 was $1,036,000 and $2,899,000, respectively, compared to $631,000 and $1,629,000 for the same respective periods in 2013. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write-off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. No impairments were recognized on currently held investments in the three or nine months ended September 30, 2014.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2014, the Company had an accrual of $20,020,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
In the 2013 third quarter, the Company reported a loss from discontinued operations, net of tax, of $3,777,000 for a provision to accrue Polaris' portion of a jury verdict regarding a 2008 accident involving a Polaris model year 2001 personal watercraft. In September 2004, the Company announced that it had decided to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of September 30, 2014 and December 31, 2013, the fair value of contingent purchase price commitments was $19,265,000 and $18,249,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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

At September 30, 2014, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$7,991	$404
Canadian Dollar	91,050	2,826
Japanese Yen	17,200	(599)
Mexican Peso	14,803	(77)
Total	$131,044	$2,554
These contracts, with maturities through September 30, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive (loss) income in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting. The impact to cost of sales in the consolidated statements of income for diesel fuel and aluminum derivative contracts during the three and nine months ended September 30, 2014 and 2013, and the value of outstanding contracts at September 30, 2014, were not material.
The table below summarizes the carrying values of derivative instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$3,280	$(726)	$2,554
Total derivatives designated as hedging instruments	$3,280	$(726)	$2,554

	Carrying Values of Derivative Instruments as of December 31, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,194	$(1,203)	$(9)
Total derivatives designated as hedging instruments	$1,194	$(1,203)	$(9)
Commodity contracts(1)	$46	$(16)	$30
Total derivatives not designated as hedging instruments	$46	$(16)	$30
Total derivatives	$1,240	$(1,219)	$21

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive (loss) income and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement.
The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive (loss) income for the three and nine ended September 30, 2014 and 2013 (in thousands):

Gains and (Losses) From Derivatives in Cash Flow Hedging Relationships	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Foreign currency contracts	$2,603	$(1,131)	$1,588	$1,889
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive (loss) income into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2014.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2014 compared to the three and nine month periods ended September 30, 2013. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Small Vehicles (SV); and Parts, Garments and Accessories (PG&A) businesses, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income from continuing operations of $140.8 million, or $2.06 per diluted share, an earnings per diluted share increase of 26 percent compared to 2013 third quarter net income from continuing operations of $116.9 million, or $1.64 per diluted share. Sales totaled $1,302.3 million, an increase of 18 percent from last year’s third quarter sales of $1,102.6 million. The sales increase was driven primarily by increased sales of ORVs, motorcycles, snowmobiles and PG&A, improved pricing and beneficial mix. Our unit retail sales to consumers in North America grew 12 percent in the third quarter of 2014, with the increased demand primarily of ORVs, motorcycles, and snowmobiles. Our sales to customers outside of North America grew nine percent driven by higher sales in ORVs and motorcycles, offset by lower snowmobile sales due to weak snowfall in the prior year. Our gross profit of $388.3 million increased 16 percent from $334.8 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction efforts, offset by negative currency impacts. For the third quarter ended September 30, 2014, we reported net income of $140.8 million, compared to $113.1 million for 2013, which included a $3.8 million loss from discontinued operations, net of tax, from charges related to the unfavorable ruling in a personal watercraft product liability case in the third quarter of 2013. Our liquidity remained healthy with $169.0 million of cash on hand and $350 million of availability on our revolving loan facility at September 30, 2014.

Results of Operations
Unless otherwise noted, all "quarter" comparisons are from the third quarter 2014 to the third quarter 2013 and all "year-to-date" comparisons are from the nine month period ended September 30, 2014 to the nine month period ended September 30, 2013.
Sales:
Quarter sales were $1,302.3 million, an 18 percent increase from $1,102.6 million of quarter sales in the prior year. Year-to-date sales were $3,204.6 million, a 19 percent increase from $2,693.4 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Volume	14%	15%
Product mix and price	5	5
Currency	(1)	(1)
	18%	19%
Quarter and year-to-date volume increased as we shipped more ORVs, snowmobiles, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed to the growth primarily due to the positive benefit of a greater number of higher priced ORVs and motorcycles sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate negatively impacted our quarter and year-to-date sales when compared to the prior year period exchange rate.

Our sales by product line were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
Off-Road Vehicles	$823.2	63%	$702.0	64%	17%	$2,127.5	66%	$1,862.5	69%	14%
Snowmobiles	162.7	12%	143.5	13%	13%	184.4	6%	166.7	6%	11%
Motorcycles	63.3	5%	49.4	4%	28%	245.2	7%	151.1	6%	62%
Small Vehicles	34.1	3%	31.7	3%	8%	116.2	4%	76.5	3%	52%
PG&A	219.0	17%	176.0	16%	24%	531.3	17%	436.6	16%	22%
Total Sales	$1,302.3	100%	$1,102.6	100%	18%	$3,204.6	100%	$2,693.4	100%	19%
ORVs: The quarter and year-to-date sales increase reflects continued market share gains in both ATV and side-by-side vehicles. Our North American ORV quarter unit retail sales to consumers increased high-single digits percent, with side-by-side vehicles unit retail increasing double digits percent, while ATV retail sales were down slightly during the quarter. The Sportsman ACE™ product category continued to receive heightened consumer interest during the quarter. The Company estimates that North American industry ORV retail sales increased mid-single-digits percent from the third quarter of 2013 with side-by-sides up about ten percent and ATVs down low-single digits percent. Polaris' North American dealer unit inventories increased mid-teens percent from the third quarter of 2013, as the Company began shipping most of the 18 new model year 2015 products recently introduced. Quarter sales outside of North America increased 18 percent, primarily due to market share gains. The quarter average per unit sales price increased six percent primarily as a result of the increased sales of higher priced side-by-side vehicle models.
Snowmobiles: The quarter and year-to-date increase in snowmobiles is due to a higher number of snowmobiles shipped in the 2014 third quarter in preparation for the upcoming snowmobile retail selling season, as dealer inventories are low coming off good snowfall and colder weather in most of the North American snowbelt this past snowmobile riding season. Sales of snowmobiles outside of North America decreased 29 percent in the quarter, primarily due to weak snowfall in the previous riding season. The quarter average snowmobile per unit sales price decreased six percent, primarily due to an unfavorable average U.S. dollar to Canadian dollar exchange rate and shifts in product mix.
Motorcycles: The quarter and year-to-date increase in sales is due to shipments of the new Indian motorcycles. North American industry, greater than 1400cc heavyweight cruisers and touring motorcycles, quarter retail sales were up low-single digits percent. Polaris North American quarter unit retail sales increased nearly 30 percent. Victory North American retail sales in the 2014 third quarter were down mid-teens percent impacted by timing of shipments of the 2015 Victory Magnum and due to prior year's tough comparison as Victory retail sales were up over 30 percent in the 2013 third quarter. Increased shipments of Indian motorcycles is the primary driver of (1) North American Polaris dealer inventory increasing approximately ten percent, (2) quarter sales to customers outside of North America increasing more than 80 percent and (3) the quarter average per unit sales price increasing 12 percent.
Small Vehicles: The quarter and year-to-date increase in sales is primarily due to increased shipments of GEM and Aixam Mega vehicles, offset by lower sales of Goupil products due to the soft European economy, particularly in France.
PG&A: The overall quarter and year-to-date sales increase was driven primarily by increases in ORV, motorcycles and snowmobile related PG&A resulting from product innovation and increased integration of accessories. In April 2014, we acquired Kolpin Outdoors, Inc. ("Kolpin"), a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products, which also benefited quarter and year-to-date sales. Quarter sales to customers outside North America increased eight percent primarily due to an increase in sales in the Asia Pacific and Latin America (APLA) region.

Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
United States	$996.2	76%	$800.5	72%	24%	$2,372.7	74%	$1,944.3	72%	22%
Canada	154.6	12%	162.7	15%	(5)%	344.8	11%	359.9	13%	(4)%
Other foreign countries	151.5	12%	139.4	13%	9%	487.1	15%	389.2	15%	25%
Total sales	$1,302.3	100%	$1,102.6	100%	18%	$3,204.6	100%	$2,693.4	100%	19%

United States: Quarter and year-to-date sales in the United States increased due to higher shipments of ORVs, snowmobiles, motorcycles and PG&A, improved pricing and more beneficial product mix.
Canada: Quarter and year-to-date sales decreased slightly due to pricing increases being more than offset by an unfavorable five and six percent currency rate movement impact on quarter and year-to-date sales, respectively.
Other foreign countries: Quarter and year-to-date sales in other foreign countries increased primarily due to increased sales of ORVs, particularly side-by-side vehicles, motorcycles, small vehicles and PG&A related sales in both the Europe, Middle East, and Africa (EMEA) and APLA regions. Currency rate movements had a neutral impact for the quarter, and a favorable one percent impact on year-to-date sales.
Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2014	Percent of Total Cost of Sales	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013	2014	Percent of Total Cost of Sales	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013
Purchased materials and services	$793.8	87%	$676.8	88%	17%	$1,962.2	87%	$1,660.1	88%	18%
Labor and benefits	74.0	8%	55.9	8%	32%	180.1	8%	145.4	8%	24%
Depreciation and amortization	25.1	3%	18.3	2%	37%	66.2	3%	45.2	2%	46%
Warranty costs	21.2	2%	16.9	2%	25%	44.5	2%	38.9	2%	14%
Total cost of sales	$914.1	100%	$767.9	100%	19%	$2,253.0	100%	$1,889.6	100%	19%
Percentage of sales	70.2%		69.6%	+55 basis		70.3%		70.2%	+15 basis
					points					points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the effect of increases in volume on purchased materials and labor and benefits.
 Gross Profit:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Gross profit dollars	$388.3	$334.8	16%	$951.6	$803.8	18%
Percentage of sales	29.8%	30.4%	-55 basis points	29.7%	29.8%	-15 basis points
Quarter and year-to-date gross profit, as a percentage of sales, decreased due to lower product costs and higher pricing being more than offset by the negative impact from currency rate movements, including negative impacts from intercompany balance sheet positions primarily from the Canadian and European currencies. Likewise, quarter and year-to-date gross profit in absolute dollars increased for similar reasons in addition to the impact from increased sales volume.

Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Selling and marketing	$87.6	$78.8	11%	$227.3	$195.5	16%
Research and development	38.5	37.0	4%	111.1	103.1	8%
General and administrative	56.6	49.4	15%	150.8	129.6	16%
Total operating expenses	$182.7	$165.2	11%	$489.2	$428.2	14%
Percentage of sales	14.0%	15.0%	-95 basis points	15.3%	15.9%	-63 basis points
Operating expenses in absolute dollars for the quarter and year-to-date periods increased due to higher selling and marketing expenses primarily related to higher marketing and advertising expenses related to the launch of various new products and the continued roll-out of Indian Motorcycle, infrastructure investments being made to support global growth initiatives and higher product liability provisioning. The increase in operating expenses for the quarter and year-to-date periods was lower than the increase in sales primarily due to a decrease in long-term incentive compensation expense, which resulted from a decrease in unvested stock awards in which the expense is tied to changes in the Company's stock price.
Income from Financial Services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Income from financial services	$17.0	$11.7	46%	$42.3	$33.2	27%
Percentage of sales	1.3%	1.1%	+25 basis points	1.3%	1.2%	+9 basis points
The increase in quarter and year-to-date income from financial services is due to higher income from dealer inventory financing through Polaris Acceptance and increased profitability of the retail credit portfolio. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except per share data)	2014	2013	Change 2014 vs. 2013	2014	2013	Change 2014 vs. 2013
Interest expense	$2.8	$1.5	87%	$8.7	$4.4	99%
Equity in loss of other affiliates	$1.0	$0.6	64%	$2.9	$1.6	78%
Other expense (income), net	$0.3	$(2.6)	(110)%	$(3.7)	$(6.3)	(40)%

Income before taxes	$218.5	$181.7	20%	$496.8	$409.1	21%
Provision for income taxes	$77.6	$64.8	20%	$178.2	$136.7	30%
Percentage of income before taxes	35.5%	35.7%	-13 basis points	35.9%	33.4%	+245 basis points

Net income from continuing operations	$140.8	$116.9	20%	$318.6	$272.4	17%
Net income	$140.8	$113.1	24%	$318.6	$268.6	19%
Diluted net income per share:
Continuing operations	$2.06	$1.64	26%	$4.68	$3.84	22%
Diluted net income	$2.06	$1.59	30%	$4.68	$3.79	23%
Weighted average diluted shares outstanding	68.3	71.2	(4)%	68.1	70.9	(4)%
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

Other expense (income),net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The quarter and year-to-date income tax rate is negatively impacted by the United States research and development income tax credit not yet being extended to 2014, and as a result no benefit has been recorded year-to-date. This negative impact in the 2014 third quarter is more than offset by net tax benefits recorded as we completed and filed the 2013 United States federal income tax return. The year-to-date income tax rate, when compared to the prior year period, was also negatively impacted as a result of $8.2 million of tax benefits which favorably impacted the 2013 year-to-date income tax rate. The 2013 year-to-date tax benefits resulted from the United States extending the research and development income tax credit retroactively to 2012 and favorable outcomes of income tax audits during the period.
Net income: The 2013 quarter and year-to-date net income includes a loss from discontinued operations as a result of a 2013 third quarter unfavorable jury verdict involving a collision between a 2001 Polaris Virage personal watercraft and a boat. We reported a loss from discontinued operations, net of tax, of $3.8 million in the 2013 third quarter for an additional provision to accrue Polaris' portion of the jury award and legal fees. The Company ceased manufacturing marine products in September 2004 and substantially completed the exit of the business in 2007.
Weighted average shares outstanding: In November 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji Heavy Industries Ltd. pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. This buyback more than offset the issuance of shares under employee compensation plans and resulted in a four percent decrease to the quarter and year-to-date weighted average diluted shares outstanding. As a result of this buyback, the quarter and year-to-date percentage increases in diluted net income from continuing operations per share exceeded the percentage increases in net income.
Cash Dividends:
We paid a regular cash dividend of $0.48 per share on September 15, 2014 to holders of record at the close of business on September 2, 2014. On October 23, 2014, the Polaris Board of Directors declared a regular cash dividend of $0.48 per share payable on December 15, 2014 to holders of record of such shares at the close of business on December 1, 2014.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2014	2013	Change
Total cash provided by (used for):
Operating activities	$380.4	$381.2	$(0.8)
Investing activities	(163.5)	(331.2)	167.7
Financing activities	(131.8)	(79.4)	(52.4)
Impact of currency exchange rates on cash balances	(8.3)	0.2	(8.5)
Increase (decrease) in cash and cash equivalents	$76.8	$(29.2)	$106.0
Operating activities: Net cash provided by operating activities is approximately flat compared to the prior period primarily as a result of higher inventory levels and timing of estimated tax payments, mostly offset by higher net income compared to 2013.
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
Financing activities: Cash used for financing activities changed primarily due to net payments under debt arrangements and capital lease obligations of $82.0 million compared to net payments of $1.1 million in the 2013 comparable period, and common stock repurchases of $4.0 million compared to $31.9 million in the 2013 comparable period. Additionally, we paid cash dividends of $95.0 million and $86.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Proceeds from the issuance of stock under employee plans were $23.0 million and $17.8 million for the nine months ended September 30, 2014 and 2013, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We are party to a $350 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We enter into leasing arrangements to finance the use of certain property and equipment.
Debt and capital lease obligations and the average related interest rates at September 30, 2014 were as follows:

($ in millions)	Average interest rate at September 30, 2014	Maturity	September 30, 2014
Revolving loan facility	—	January 2018	$—
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	4.99%	Various through 2029	28.0
Total debt and capital lease obligations			$228.0
Less: current maturities			2.8
Long-term debt and capital lease obligations			$225.2
Our debt to total capital ratio was 22 percent and 10 percent at September 30, 2014 and 2013, respectively.
Additionally, at September 30, 2014 we had letters of credit outstanding of $18.3 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock. Of that total, approximately 73.4 million shares have been repurchased cumulatively from 1996 through September 30, 2014. We repurchased a nominal number of shares of our common stock for $4.0 million during the first nine months of 2014, which had a nominal impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 1.6 million shares of our common stock as of September 30, 2014. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation ("GECDF"), an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris Acceptance sells a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At September 30, 2014, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,072.4 million, a 26 percent increase from $851.8 million at September 30, 2013.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of GECDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our total investment in Polaris Acceptance at September 30, 2014, was $71.5 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
Japanese Yen: During 2013, purchases totaling approximately four percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impact cost of sales and net income.
Mexican Peso: With increased production at our Monterrey, Mexico facility, our costs in the Mexican peso have continued to increase. We also operate in Mexico through a wholly owned subsidiary. Fluctuations in the peso to U.S. dollar exchange rate primarily impact sales, cost of sales, and net income.
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
At September 30, 2014, we had the following open foreign currency hedging contracts for the remainder of 2014 and through September 2015, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Third quarter 2014	Estimated remainder of 2014
Australian Dollar (AUD)	Long	$7,991	$0.91 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	91,050	$0.92 to 1 CAD	Negative	Negative
Euro	Long	—	—	Neutral	Negative
Japanese Yen	Short	17,200	103 Yen to $1	Positive	Positive
Mexican Peso	Short	14,803	13.45 Peso to $1	Slightly positive	Slightly positive
Norwegian Krone	Long	—	—	Slightly negative	Negative
Swedish Krona	Long	—	—	Slightly negative	Negative
Swiss Franc	Short	—	—	Negative	Negative
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2014, we had derivative contracts in place to hedge a portion of our diesel fuel exposure through June 2015. These contracts are not material. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly positive impact on our gross margins for the remainder of 2014 when compared to the same periods in the prior year.
We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At September 30, 2014, we did not have an outstanding balance on the revolving loan.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2014	—	$—	—	1,574,000
August 1 — 31, 2014	—	$—	—	1,574,000
September 1 — 30, 2014	—	$—	—	1,574,000
Total	—	$—	—	1,574,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.4 million shares have been repurchased cumulatively from 1996 through September 30, 2014. The Program does not have an expiration date.

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

3.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.a	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	October 29, 2014	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2014	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)