Form 10-K
period 2014-12-31
POLARIS INDUSTRIES INC/MN
filed 2015-02-20
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,590,586,000 as of June 30, 2014, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
As of February 13, 2015, 66,317,127 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2014 (the “2014 Annual Report” furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 30, 2015 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2015 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

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

	ORVs	Snowmobiles	Motorcycles	Small Vehicles	PG&A
2014	65%	7%	8%	3%	17%
2013	67%	8%	6%	3%	16%
2012	69%	9%	6%	2%	14%
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
ATVs were introduced to the North American market in 1971 by Honda Motor Co., Ltd. (“Honda”). Other Japanese motorcycle manufacturers, including Yamaha Motor Corporation (“Yamaha”), Kawasaki Motors Corp. (“Kawasaki”), and Suzuki Motor Corporation (“Suzuki”), entered the North American ATV market in the late 1970’s and early 1980’s. We entered the ATV market in 1985, Arctic Cat Inc. (“Arctic Cat”) entered in 1995 and Bombardier Recreational Products Inc. ("BRP") entered in 1998 with their Can-Am product line. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which limited industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The ATV industry then grew each year in North America from 1990 until 2005, but declined between 2005 and 2011, primarily due to weak overall economic conditions and a move to side-by-side vehicles, until returning to modest low single digit percentage growth in 2012 through 2014. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2014 world-wide industry sales increased three percent from 2013 levels with an estimated 419,000 ATVs sold worldwide.
We estimate that the side-by-side vehicle market sales increased approximately seven percent during 2014 over 2013 levels with an estimated 413,000 side-by-side vehicles sold worldwide. The side-by-side market has increased consistently over the past several years primarily due to continued innovation by existing and new manufacturers. The main competitors for our RANGER and RZR side-by-side vehicles are Deere & Company (“Deere”), Kawasaki, Yamaha, Arctic Cat, Kubota Tractor Corporation (“Kubota”), Honda and BRP's Can-Am product line.
We estimate that total off-road vehicle industry sales for 2014, which includes core ATVs and side-by-side vehicles, increased five percent from 2013 levels with an estimated 832,000 units sold worldwide.
Snowmobiles. In the early 1950’s, a predecessor to Polaris produced a “gas powered sled,” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954. Originally conceived as a utility vehicle for northern, rural environments, over time the snowmobile gained popularity as a recreational vehicle. From the mid-1950’s through the late 1960’s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP's Ski-Doo product line, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. From 1984 to 1997 the industry grew to approximately 260,000 units before gradually declining through the 2012 season, but grew again in 2013. We estimate that during the season ended March 31, 2014, world-wide industry sales of snowmobiles increased four percent from the previous season levels with an estimated 141,000 units sold worldwide.
Motorcycles. Polaris’ Motorcycles division consists of Victory®, Indian® motorcycles, and the all-new three-wheel roadster motorcycle, Slingshot®. Heavyweight motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the heavyweight motorcycle market in 1998 with an initial Victory product in the cruiser segment. We entered the touring segment in 2000. In 2011, we purchased the Indian Motorcycle brand to complement our Victory brand of motorcycles. In 2013, we re-launched the Indian brand by releasing the first three Indian Motorcycle models engineered by Polaris. In 2014, we introduced the Company's first three-wheeled, roadster motorcycle, Slingshot. The North America heavyweight industry retail cruiser and touring sales more than doubled from 1996 to 2006; however, the motorcycle industry declined in 2007 through 2010 due to weak overall economic conditions. The motorcycle industry has rebounded with growth beginning in 2011. We estimate that the combined 1,400cc and above cruiser and touring market segments increased one percent in 2014 compared to 2013 levels with an estimated 186,000 heavyweight cruiser and touring motorcycles sold in the North American market. Other major heavyweight cruiser and touring motorcycle manufacturers include BMW of North America, LLC (“BMW”), Triumph Motorcycles Ltd., Harley-Davidson, Inc., Honda, Yamaha, Kawasaki and Suzuki. We estimate that the worldwide target market for three-wheel motorcycles is approximately $1 billion.
Small Vehicles. We introduced our initial SV product, the Polaris Breeze®, in 2009, which was an electric powered vehicle primarily used in master planned communities in the Sunbelt region of the United States. In 2011, we ceased production of the Breeze line of products and made two SV acquisitions, Global Electric Motorcars LLC ("GEM") and Goupil Industries S.A. (“Goupil”). We expanded our SV portfolio in 2013 by acquiring A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. ("Aixam"). Aixam is based in France and manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. Through these acquisitions, we now offer products in the light-duty hauling, people mover and urban/suburban commuting sub-sectors of the small vehicles industry. We estimate the worldwide target market for small vehicles at approximately $4.0 billion in 2014, which includes master planned communities and golf courses, light duty hauling, people movers, urban/suburban commuting and related quadricycles. Other major small vehicle manufacturers include Textron Inc.’s “E-Z-GO,” Ingersoll-Rand Plc.’s “Club Car,” Yamaha and DrivePlanet's "Ligier."
Products
Off-Road Vehicles. We entered the ORV market in 1985 with an ATV. We currently produce four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, we introduced our first youth ATV models. In 1998, we introduced the Polaris RANGER, a six-wheeled off-road side-by-side utility vehicle and in 2000, we introduced a four-wheeled version of the RANGER utility vehicle. In 2004, we introduced a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. In 2007, we introduced our first recreational side-by-side vehicle, the RZR, and our first six-passenger side-by-side vehicle, the RANGER Crew®. Our standard line of military and government vehicles for model year 2015 consists of 6 models at suggested United States retail prices ranging from approximately $7,000 to $163,000. Our full line of ORVs beyond military vehicles consists of 49 models, including two-, four- and six-wheel drive general purpose, commercial, recreational and side-by-side models, with 2015 model year suggested United States retail prices ranging from approximately $2,100 to $28,000.
Most of our ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson® strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift-on-the-fly design. Our ORVs have four-cycle engines and both shaft and concentric chain drive. Over the past 11 years, we have introduced the industry's first electronic fuel injected ATV, the first independent rear suspension on a sport ATV and helped create the recreational side-by-side segment through introduction of our RZR vehicles. Our lineup of ORVs has continued to expand over the past years through introduction of electric ORVs and commercial focused ORVs. Our family of ORVs includes utility and recreational Sportsman® ATVs, sport-styled Scrambler® ATVs, utility and recreational RANGER side-by-side vehicles, commercial-utility BRUTUS® side-by-side vehicles and recreational RZR side-by-side vehicles. In many of these segments, we offer youth, value, mid-size, trail and high-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Our key ORV product introductions in 2014 included the RZR XP 900 trail, RANGER 570 with industry-exclusive PRO-FIT™ cab system, and RANGER Diesel with hydrostatic transmission, several new value models and two models in a newly defined category of single-seat, ride-in ATVs, the Polaris ACE™.
Snowmobiles. We produce a full line of snowmobiles consisting of approximately 32 models, ranging from youth models to utility and economy models to performance and competition models. The 2015 model year suggested United States retail prices range from approximately $2,800 to $14,000. Polaris snowmobiles are sold principally in the United States, Canada and Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. We believe that we were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2009, we introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSH®. In 2014, we introduced the all-new AXYS™ chassis platform for the flatland rider.
Motorcycles. In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory brand name. In 2008, we introduced our first luxury touring model, the Victory Vision®. In 2009, we expanded our touring product line to include the Victory Cross Roads® and Cross Country® models. In 2011, we acquired Indian Motorcycle Company, America’s first motorcycle company, and in 2013 we re-launched the Indian brand by releasing the first three Indian Motorcycle models engineered by Polaris: Indian Chief® Classic, Indian Chief Vintage and Indian Chieftain™. In 2014, we added two new Indian models, including the Roadmaster®, a luxury touring motorcycle, and Scout™, Polaris' first mid-sized motorcycle. We also added a new bagger to the Victory motorcycle line in 2014, the Victory Magnum™. The all-new three-wheel motorcycle, Slingshot was introduced in 2014, and is the Company's first roadster motorcycle. Our 2015 model year line of motorcycles for Victory, Indian and Slingshot consists of approximately 16 models with suggested U.S. retail prices ranging from approximately $11,000 to $28,500.
Small Vehicles. In 2009, we introduced our first SV, the Polaris Breeze. In 2011, we ceased production of the Breeze electric vehicles and acquired GEM and Goupil to expand and complement our small vehicle product line. In 2013, we further expanded our SV division by acquiring Aixam. GEM addresses the people mover segment of low emission vehicles, Goupil, a French company, addresses the light duty hauling segment and Aixam, also a French company, addresses both the passenger and light duty hauling segments. GEM has ten SV models, while Goupil and Aixam each have three base platforms that are modular and can be configured to meet numerous custom needs from park and garden maintenance to delivery and other commercial needs. Additionally, Aixam has four base models of passenger-based quadricycles that are sold primarily in Western Europe. Prices for SVs range from $8,000 to $30,000, depending on the model and application.
Parts, Garments and Accessories. We produce or supply a variety of replacement parts and accessories for our product lines. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel for our product lines, including helmets, jackets, bibs and pants, leathers and hats. In 2012, we acquired Teton Outfitters, LLC (d/b/a Klim), which specializes in premium technical riding gear for the snowmobile and motorcycle industries. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names. In 2014, we acquired Kolpin Outdoors, Inc. ("Kolpin"), an aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. We also acquired certain assets of LSI Products Inc. and Armor Holdings LLC (collectively "Pro Armor"), an aftermarket accessories company that specializes in accessories for performance side-by-side vehicles and all-terrain vehicles. These two 2014 acquisitions added industry leading aftermarket accessory brands to our PG&A activities.
Marine Products Division. We entered the personal watercraft market in 1992. In September 2004, we announced our decision to cease manufacturing marine products effective immediately. As technology and the distribution channel evolved, the marine products division’s lack of commonality with our other product lines created challenges for us and our dealer base. The marine products division continued to experience escalating costs and increasing competitive pressures and was never profitable.
Manufacturing and Distribution Operations
Our products are primarily assembled at our original manufacturing facility in Roseau, Minnesota and at our facilities in Spirit Lake, Iowa, and its surrounding areas, Osceola, Wisconsin, Monterrey, Mexico, Opole, Poland and various locations across France. Since our product lines incorporate similar technology, substantially the same equipment and personnel are employed across production in North America. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and balancing and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Our work force is familiar with the use, operation and maintenance of the products since many employees own the products we manufacture. In 2010, we announced plans to realign our manufacturing operations. We have created manufacturing centers of excellence for our products by enhancing the existing Roseau and Spirit Lake production facilities and established a manufacturing facility in Monterrey, Mexico, which became operational in 2011, that assembles ORVs and certain engines. This realignment led to the sale of part of our Osceola, Wisconsin manufacturing operations, moving frame tube bending into Roseau and Monterrey, and outsourcing some operations including seat manufacturing and stamping. Several of the engines used in our vehicles continue to be manufactured in Osceola. Our plant in Opole, Poland facility manufactures ORVs to serve the European market. Goupil has its manufacturing operations in Bourran, France, while Aixam has its manufacturing operations in Aix-les-Bains and Chanas, France. Our Roseau facility primarily manufactures ORVs and snowmobiles and our Monterrey facility primarily manufactures ORVs. Our facilities in Spirit Lake, Iowa and its surrounding areas primarily manufacture ORVs, motorcycles and GEM vehicles. In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on off-road vehicle production. We will break ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016.
Pursuant to informal agreements between us and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in 1985. We had entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, we made an investment for a 40 percent ownership position in Robin, which built engines in the United States for recreational and industrial products. The Robin facility was closed in 2011 as the production volume of engines made at the facility had declined significantly. Since 2011, our reliance on and use of Fuji manufactured engines in our products has steadily declined as our internal engine manufacturing capabilities have expanded. After decreasing from 2011 to 2014, we expect our use of Fuji engines in our vehicles to stabilize in 2015.
We have been designing and producing our own engines for select models of snowmobiles since 1995, for all Victory motorcycles since 1998, for select ORV models since 2001 and for Indian motorcycles since the re-launch in 2013. During 2014, approximately 80 percent of the total vehicles we produced were powered by engines designed and assembled by us.
In 2000, we entered into an agreement with a Taiwanese manufacturer to co-design, develop and produce youth ATVs. We have since expanded the agreement with the Taiwanese manufacturer in 2004 to include the design, development and production of value-priced smaller adult ATV models and in 2008 to include a youth side-by-side vehicle, the RZR 170.
We do not anticipate any significant difficulties in obtaining substitute supply arrangements for other raw materials or components that we generally obtain from limited sources.
Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final set-up and up-fitting is completed for certain models before shipment to customers.
 We maintain sales and administration facilities in Medina and Plymouth, Minnesota; Rigby, Idaho; Winnipeg, Canada; Derrimut, Australia; Shanghai, China; Rolle, Switzerland; Sao Paulo, Brazil; New Delhi, India; Monterrey, Mexico and in most Western European countries. Our primary wholegoods distribution facilities are in St. Paul, Minnesota; Haviland, Ohio; Altona, Australia; Irving, Texas; and Milford, Iowa. Our primary North American dealer PG&A distribution facilities are in Vermillion, South Dakota; Wilmington, Ohio and Rigby, Idaho. We have various other locations around the world that distribute PG&A to our international dealers and distributors.
Production Scheduling
We produce and deliver our products throughout the year based on dealer, distributor and customer orders. Beginning in 2008, we began testing a new dealer ordering process called Maximum Velocity Program (MVP), where ORV orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar MVP process, but on a less frequent ordering cycle. Effective in 2010, the MVP process was being utilized by all North American ORV dealers. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. In 2012, we began utilizing our Retail Flow Management (RFM) ordering system for Victory motorcycles, and now also use it as the ordering system for Indian motorcycles. In late 2014, we began utilizing RFM for certain ATV dealers. The RFM system allows dealers to order daily, create a segment stocking order, and eventually reduce order fulfillment times to what we expect will be less than 18 days. Prior to RFM, Victory motorcycle dealers would place annual orders in the summer. For non-MVP and RFM dealers and products, units are built to order each year, subject to fluctuations in market conditions and supplier lead times. The anticipated volume of units to be produced is substantially committed to by dealers and distributors prior to production.
Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We manufacture ORVs, motorcycles and SV’s year round. We have the ability to mix production of the various products on the existing manufacturing lines as demand dictates.
Sales and Marketing
Our products are sold through a network of approximately 1,750 independent dealers in North America, through 23 subsidiaries and approximately 85 distributors in over 100 countries outside of North America.
We sell our snowmobiles directly to dealers in the snowbelt regions of the United States and Canada. Many dealers and distributors of our snowmobiles also distribute our ORVs. At the end of 2014, approximately 800 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike our primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, we also sell our ORVs through lawn and garden and farm implement dealers.
With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China, India, Mexico and Brazil, sales of our non-SV products in Europe and other offshore markets are handled through independent distributors. In 2011 through 2014, we acquired GEM, Goupil and Aixam in the SV division and Klim, Kolpin and Pro Armor in PG&A, which each have their own dealer/distributor relationships established.
Victory and Indian motorcycles are distributed directly through independently owned dealers and distributors, except in Australia where we have three Company-owned retail stores. We have a high quality dealer network for our other product lines from which many of the approximately 450 current North American Victory dealers were selected. Indian currently has approximately 175 North American dealers signed up, of which approximately 118 are retailing Indian motorcycles as of the end of 2014. We expect the number of Indian retailing dealerships to continue to increase over the coming years. In 2005, we began selling Victory motorcycles in the United Kingdom. Since 2005, we have been gradually expanding our international sales of motorcycles, primarily in Europe and Australia. We expect to further expand our motorcycle dealer network over the next few years in North America and internationally for Victory, Indian and Slingshot motorcycles.
The SV businesses each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 250 dealers. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries.
Dealers and distributors sell our products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. We believe a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary. In addition, we sell Polaris vehicles directly to military and government agencies and other national accounts and we supply a highly differentiated side-by-side vehicle branded Bobcat to their dealerships in North America. In 2013, we entered into a partnership with Ariens Company ("Ariens"), a Brillion, Wisconsin based manufacturer of outdoor power equipment. Through the partnership, we anticipate leveraging each other's dealer networks, sharing certain technologies, research and development and supplying Ariens with a highly differentiated work vehicle to sell through its dealer network. In 2014, we began shipping vehicles to Ariens under the terms of the partnership.
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
We have arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland, China and New Zealand) to provide floor plan financing for our dealers. A majority of our North American sales of snowmobiles, ORVs, motorcycles, SVs and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units; however, there can be no assurance that this will continue to be the case. If necessary, we will adjust our sales return allowance at the time of sale should we anticipate material repurchases of units financed through the finance companies. See Note 8 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC managed our private label credit card program under the StarCard label for the purchase of Polaris products. Since then, HSBC’s U.S. Credit Card and Retail Services business has been acquired by Capital One. Our current agreement with Capital One expires in October 2015.
In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. In 2014, GE Bank changed its name to Synchrony Bank, as a result of a spin off and is part of the GE Capital Retail Finance business. The current installment credit agreement under which Synchrony Bank provides installment credit lending for motorcycles expires in April 2016.
In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which Sheffield provides exclusive installment credit lending for ORVs, as well as installment credit lending for snowmobiles, motorcycles and certain other Polaris products expires in February 2016.
In November 2014, a wholly-owned subsidiary of Polaris entered into a multi-year contract with FreedomRoad Financial (“FreedomRoad”) pursuant to which FreedomRoad agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which FreedomRoad provides installment credit lending for motorcycles expires in February 2016.
In December 2014, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Chrome Capital LLC (“Chrome”) pursuant to which Chrome agreed to make available leasing to customers of our dealers for Victory and Indian Motorcycles. The current leasing agreement under which Chrome provides exclusive leasing for motorcycles expires in January 2018.
We promote our brands among the riding and non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. We currently license the production and sale of a range of items, including die cast toys, ride-on toys and numerous other products.
We sell clothing and accessories through our e-commerce sites polaris.com, indianmotorcycle.com, klim.com, kolpin.com, and proarmor.com.
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

We expended $314.4 million, $270.3 million and $210.4 million for sales and marketing activities in 2014, 2013 and 2012, respectively.
Engineering, Research and Development, and New Product Introduction
We have approximately 700 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland. Our SV acquisitions of GEM, Goupil and Aixam included research and development resources for their respective product lines. We believe Polaris was the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson strut front suspension, “on demand” all-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system in ORVs and the use of electronic fuel injection for ORVs.
We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, Victory, Indian and Slingshot motorcycles, and SVs. In 2010, we acquired Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles.
We expended $148.5 million, $139.2 million, and $127.4 million for research and development activities in 2014, 2013 and 2012, respectively.
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
We are a member of the Recreational Off-Highway Vehicle Association (ROHVA), which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (ROVs), a category that includes our RANGER and RZR side-by-side vehicles. Since early 2008, ROHVA has been engaged in a comprehensive process for developing a voluntary standard for equipment, configuration and performance requirements of ROVs through ANSI. Comments on the draft standard were actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention, and other safety performance criteria, was approved and published by ANSI in March 2010, revised in 2011, and revised again in 2014.
In October 2009, the CPSC published an advance notice of proposed rulemaking regarding ROV safety under the Consumer Product Safety Act. In December 2014, the CPSC published a Notice of Proposed Rulemaking that includes proposed mandatory safety standards for ROVs in the areas of lateral stability, steering and handling, and occupant retention. Polaris, by itself and through ROHVA, has expressed concerns about the proposed mandatory standards, whether they would actually reduce ROV incident rates, whether the proposed tests are repeatable and appropriate for ROVs, and the unintended safety consequences that could result from them. We are unable to predict the outcome of the CPSC rule-making process or the ultimate impact of any resulting rules on our business and operating results.
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
Motorcycle and SVs are subject to federal vehicle safety standards administered by the NHTSA and are also subject to various state vehicle equipment standards. Our Slingshot vehicle is classified as a motorcycle under federal law, but may be classified differently in other jurisdictions. We believe our motorcycles (including Slingshot) and SVs comply with applicable federal and state safety standards.
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
The EPA's emission standards for off-road recreational engines and vehicles apply to our ORV's and snowmobiles. We have developed engine and emission technologies to meet these requirements, including the chassis-based ORV emission requirements that became effective in model year 2014. Snowmobiles comply using the fleet average provisions of the regulations. In 2008, the EPA announced its intention to issue a future rulemaking on snowmobiles with any new emission standards taking effect after model year 2012. No further EPA rulemaking activity has followed the 2008 announcement. The CARB also has emission regulations for ORVs that we meet. In 2014, CARB finalized additional evaporative emission regulations for ORVs that will take effect beginning in model year 2018.
Our Victory, Indian and Slingshot motorcycles are subject to EPA and CARB emission standards for on-highway motorcycles. We believe that these vehicles comply with the applicable standards. GEM electric vehicles are subject to CARB emissions certification requirements, which they meet.

Our products are also subject to international emission laws and regulations in places where we sell our products outside the United States. Canada’s emission regulations for motorcycles, ORVs and snowmobiles are similar to those in the United States, and Polaris complies with the applicable Canada requirements. Europe currently regulates emissions from our motorcycles and certain of our ATV-based products for which we obtain whole vehicle type approvals, and these products meet the applicable requirements. In 2014, the European Parliament and Council finalized the details of new regulations that will make these European emission requirements more stringent beginning in 2016. Emissions from other Polaris off-road products in the EU will be covered in the future by the non-road mobile machinery directive, which is currently being revised. Polaris is reviewing the technology requirements and developing compliance solutions for these future EU regulations.
We believe that our products comply with applicable emission standards and related regulations in the United States and internationally. We are unable to predict the ultimate impact of the adopted or proposed new regulations on our business. We are currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.
Employees
Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2014, on a worldwide basis, we employed an average of approximately 7,000 full-time persons, a 30 percent increase from 2013. Approximately 2,900 of our employees are salaried. We consider our relations with our employees to be excellent.
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
Forward-Looking Statements
This 2014 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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

Executive Officers of the Registrant
Set forth below are the names of our executive officers as of February 20, 2015, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	47	Chairman of the Board of Directors and Chief Executive Officer
Bennett J. Morgan	51	President and Chief Operating Officer
Kenneth J. Pucel	48	Executive Vice President—Global Operations, Engineering and Lean
Michael W. Malone	56	Vice President—Finance and Chief Financial Officer
Todd-Michael Balan	45	Vice President—Corporate Development
Stacy L. Bogart	51	Vice President—General Counsel, Compliance Officer and Secretary
Michael D. Dougherty	47	Vice President—Asia Pacific and Latin America
Stephen L. Eastman	50	Vice President—Parts, Garments and Accessories
Matthew J. Homan	43	President—Global Adjacent Markets
Michael P. Jonikas	54	Vice President—Snowmobiles and Slingshot
Suresh Krishna	46	Vice President—Europe, Middle East and Africa
David C. Longren	56	Vice President—Off-Road Vehicles and Off-Road Vehicles Engineering
James P. Williams	52	Vice President—Human Resources
 Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.
Mr. Wine joined Polaris Industries Inc. as Chief Executive Officer on September 1, 2008, and was named Chairman of the Board of Directors in January 2013. Prior to joining Polaris, Mr. Wine was President of Fire Safety Americas, a division of United Technologies, a provider of high technology products and services to the building systems and aerospace industries, from 2007 to August 2008. Prior to that, Mr. Wine held senior leadership positions at Danaher Corp. in the United States and Europe from 2003 to 2007, including President of its Jacob Vehicle Systems and Veeder-Roots subsidiaries, and Vice President and General Manager, Manufacturing Programs in Europe. From 1996 to 2003, Mr. Wine held a number of operations and executive posts, both international and domestic with Allied Signal Corporation's Aerospace Division.
Mr. Morgan has been President and Chief Operating Officer of the Company since April 2005; prior to that he was Vice President and General Manager of the ATV division of Polaris. Prior to managing the ATV division, Mr. Morgan was General Manager of PG&A for Polaris from 1997 to 2001. He joined Polaris in 1987 and spent his early career in various product development, marketing and operations management positions of increasing responsibility.
Mr. Pucel joined Polaris in December 2014 as Executive Vice President—Global Operations, Engineering and Lean. Prior to joining Polaris, Mr. Pucel was with Boston Scientific Corporation (BSC), a global provider of medical solutions. Most recently, Mr. Pucel held the position of Executive Vice President of Global Operations, Quality and Technology and was a member of BSC’s Executive Committee from 2004 to 2014. Since 2004, he managed BSC’s manufacturing facilities, supply chain and numerous distributions centers; in 2010, he added responsibility for enterprise-wide Lean and research and development activities.
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
Mr. Balan joined Polaris in July 2009 as Vice President—Corporate Development. Prior to joining Polaris, Mr. Balan was Director of Marketing and Strategy for United Technologies Corporation's Fire & Security business from 2007 to June 2009. Prior to that, Mr. Balan held various marketing, general management, business development, and strategy roles within Danaher Corp. from 2001 to 2007. Mr. Balan’s work history also includes various strategy, marketing, and sales management roles with Emerson Electric and Colfax Corporation.

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
Mr. Homan was promoted to President—Global Adjacent Markets in July 2014. Mr. Homan has held several key leadership positions at Polaris. Prior to his current role, most recently he was Vice President—EMEA since August 2011, Vice President—Off-Road Vehicles since August 2008, and General Manager of Side-by-Sides since December 2005. Mr. Homan joined Polaris in 2002 as Director of Marketing for the ATV division. Prior to working at Polaris, Mr. Homan spent nearly seven years at General Mills, Inc. working in various marketing and brand management positions.
Mr. Jonikas is Vice President—Snowmobiles and Slingshot. Mr. Jonikas has been Vice President of Snowmobiles since August 2011. Mr. Jonikas was Vice President of Sales and Marketing beginning in November 2007 until January 2014 when he assumed the role of Vice President of Snowmobiles and Slingshot. Mr. Jonikas was also previously Vice President—On-Road Vehicles from May 2009 to August 2011. Mr. Jonikas joined Polaris in 2000, and has held several key roles including Director of Product and Marketing Management for the ATV division and General Manager of Side-by-Sides. Prior to joining Polaris, Mr. Jonikas spent 12 years at General Mills, Inc. in numerous general management positions.
Mr. Krishna became Vice President—Europe, Middle East and Africa in July 2014. Prior to this, Mr. Krishna was Vice President—Global Operations and Integration since September 2010, and Vice President—Supply Chain and Integration since March 2010. Before Mr. Krishna joined Polaris, he was Vice President Global Operations, Supply Chain and IT for a division of United Technologies Corporation's Fire & Security business where he was responsible for significant operations in China, Mexico, the United States and Europe from August 2007 to March 2010. Prior to United Technologies Corporation, Mr. Krishna worked for Diageo, a global producer of famous drink brands as Vice President Supply Chain for its North American business from February 2002 to July 2007.
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
We had a product liability reserve accrued on our balance sheet of $17.3 million at December 31, 2014 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985, motorcycles and side-by-side vehicles prior to 1998, and SVs prior to 2011, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.
Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles, for a period of one or two years for our motorcycles depending on brand and model year, and for a two year period for SVs. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.
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
The snowmobile, off-road vehicle, motorcycle and small vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.
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
The changing relationships of primarily the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Swiss Franc, the Mexican peso, the Japanese yen and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
Our business may be sensitive to economic conditions that impact consumer spending.
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters, including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect our sales growth and profitability. In addition, we have a financial services partnership arrangement with a subsidiary of General Electric Company that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2014, our maximum aggregate repurchase obligation was approximately $120.8 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.
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
We have arrangements with each of Capital One, Sheffield, Synchrony Bank and FreedomRoad to make retail financing available to consumers who purchase our products in the United States. During 2014, consumers financed approximately 32 percent of the vehicles we sold in the United States through the Capital One revolving retail credit and Sheffield, Synchrony Bank, and FreedomRoad installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected. Our income from financial services is affected by changes in interest rates.
We intend to grow our business through potential acquisitions, non-consolidating investments, alliances and new joint ventures and partnerships, which could be risky and could harm our business.
One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, non-consolidating investments, alliances, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition, non-consolidating investment, new joint venture or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that acquisitions, non-consolidating investments, alliances, joint ventures or partnerships will ultimately produce any benefits. In addition, acquisitions, non-consolidating investments, alliances, joint ventures and partnerships involve a number of risks, including:

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
We currently manufacture our products in the United States, Mexico, Poland and France. We sell our products throughout the world and maintain sales and administration facilities in the United States, Canada, Switzerland and several other Western European countries, Australia, China, Brazil, Mexico and India. Our primary distribution facilities are in Vermillion, South Dakota, Wilmington, Ohio, and Rigby, Idaho, which distribute PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors. Our total sales outside North America were 15 percent, 16 percent, and 14 percent of our total sales for fiscal 2014, 2013, and 2012, respectively. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total sales. Several factors, including weakened international economic conditions, could adversely affect such growth. In 2014, we completed construction of a manufacturing facility in Poland. The expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Some of the countries in which we manufacture and/or sell our products, or otherwise have an international presence, are to some degree subject to political, economic and/or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•	international pricing pressures;

•	laws and business practices favoring local companies;

•	adverse currency exchange rate fluctuations;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights; and

•	multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, taxes, and safety matters.
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
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological, and other resources. While we expended $148.5 million, $139.2 million, and $127.4 million for research and development efforts in 2014, 2013 and 2012, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
Our operations are dependent upon attracting and retaining skilled employees, including skilled labor. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of our organization.
Our success depends on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. In addition, any unplanned turnover or inability to attract and retain key employees, including managers, could have a negative effect on our business, financial condition and/or results of operations.
We may be subject to information technology system failures, network disruptions and breaches in data security.
We use many information technology systems and their underlying infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Recent acquisitions have resulted in additional decentralized systems which add to the complexity of our information technology infrastructure. Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in layers of data and information technology protection, and continually monitor cybersecurity threats, there can be no assurance that our efforts will prevent disruptions or breaches in our systems that could adversely affect our business.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material facilities as of December 31, 2014:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Plymouth, Minnesota	Headquarters	Primarily owned	175,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	733,200
Monterrey, Mexico	Wholegoods manufacturing	Owned	425,000
Milford, Iowa	Wholegoods manufacturing	Primarily owned	460,400
Opole, Poland	Wholegoods manufacturing	Leased	300,000
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	298,400
Osceola, Wisconsin	Component parts & engine manufacturing	Owned	285,800
Chanas, France	Wholegoods manufacturing	Owned	196,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	Owned	97,800
Wyoming, Minnesota	Research and development facility	Owned	272,000
Burgdorf, Switzerland	Research and development facility	Leased	13,600
Wilmington, Ohio	Distribution center	Leased	429,000
Vermillion, South Dakota	Distribution center	Primarily owned	418,000
Rigby, Idaho	Distribution center and office facility	Owned	54,600
Altona, Australia	Wholegoods distribution	Leased	215,000
St. Paul, Minnesota	Wholegoods distribution	Leased	160,000
Irving, Texas	Wholegoods distribution	Leased	157,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Haviland, Ohio	Wholegoods distribution	Leased	100,000
Winnipeg, Canada	Office facility	Leased	15,000
Rolle, Switzerland	Office facility	Leased	8,000
Including the material properties listed above and those properties not listed, we have over 3.3 million square feet of manufacturing and research and development space located in North America and Europe. We have over 2.3 million square feet of warehouse and distribution center space in the United States and countries occupied by our subsidiaries that is owned or leased. We also have approximately 140,000 square feet of international office facility square footage in Canada, Western Europe, Australia, Brazil, India, China and Mexico. In Australia, we own three retail stores with approximately 25,000 square feet of space.
We own substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines and paint lines) used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for our products. We believe our current manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs. However, we expect a significant amount of capital expenditures in 2015, which will expand our current manufacturing facilities in anticipation of the capacity and capability requirements of expected future growth. In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on ORV production. We will break ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016.

Item 3. Legal Proceedings
We are involved in a number of other legal proceedings incidental to our business, none of which are expected to have a material effect on the financial results of our business.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2014 Annual Report is incorporated herein by reference. On February 18, 2015, the last reported sale price for shares of our common stock on the New York Stock Exchange was $155.63 per share.
STOCK PERFORMANCE GRAPH
The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2009 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2009
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2014

	2009	2010	2011	2012	2013	2014
Polaris Industries Inc.	$100.00	$183.78	$268.42	$411.47	$723.73	$761.88
S&P Midcap 400 Index	100.00	126.64	124.45	146.70	195.84	214.97
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	136.37	149.24	205.27	318.26	313.83
Comparison of 5-Year Cumulative Total Return Among Polaris Industries Inc., S&P Midcap 400 Index and Recreational Vehicles Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2014	1,000	$148.46	1,000	1,573,000
November 1–30, 2014	—	—	—	1,573,000
December 1–31, 2014	523,000	148.64	523,000	1,050,000
Total	524,000	$148.64	524,000	1,050,000

(1)
The Board of Directors previously authorized a share repurchase program to repurchase up to an aggregate of 75.0 million shares of the Company’s common stock (the “Program”). Of that total, 73.9 million shares have been repurchased cumulatively from 1996 through December 31, 2014. This Program does not have an expiration date.

On January 29, 2015, the Board of Directors approved an increase in the Company’s common stock repurchase authorization by 4.0 million shares. The additional share repurchase authorization, together with the 1.1 million shares remaining available for repurchase under the prior authorization, represents approximately eight percent of the shares of Polaris common stock currently outstanding.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All periods presented reflect the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations. Per share data has been adjusted to give effect of all stock splits through 2014.
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2014	2013	2012	2011	2010
Statement of Operations Data
Sales Data:
Total sales	$4,479.6	$3,777.1	$3,209.8	$2,656.9	$1,991.1
Percent change from prior year	19%	18%	21%	33%	27%
Sales components:
Off-Road Vehicles	65%	67%	69%	69%	69%
Snowmobiles	7%	8%	9%	11%	10%
Motorcycles	8%	6%	6%	5%	4%
Small Vehicles	3%	3%	2%	—%	—%
Parts, Garments and Accessories	17%	16%	14%	15%	17%
Gross Profit Data:
Total gross profit	$1,319.2	$1,120.9	$925.3	$740.6	$530.2
Percent of sales	29.4%	29.7%	28.8%	27.9%	26.6%
Operating Expense Data:
Total operating expenses	$666.2	$588.9	$480.8	$414.7	$326.3
Percent of sales	14.9%	15.6%	15.0%	15.6%	16.4%
Operating Income Data:
Total operating income	$714.7	$577.9	$478.4	$349.9	$220.7
Percent of sales	16.0%	15.3%	14.9%	13.2%	11.1%
Net Income Data:
Net income from continuing operations	$454.0	$381.1	$312.3	$227.6	$147.1
Percent of sales	10.1%	10.1%	9.7%	8.6%	7.4%
Diluted net income per share from continuing operations	$6.65	$5.40	$4.40	$3.20	$2.14
Net income	$454.0	$377.3	$312.3	$227.6	$147.1
Diluted net income per share	$6.65	$5.35	$4.40	$3.20	$2.14
Cash Flow Data:
Cash flow provided by continuing operations	$529.3	$499.2	$416.1	$302.5	$297.9
Purchase of property and equipment	205.1	251.4	103.1	84.5	55.7
Repurchase and retirement of common stock	81.8	530.0	127.5	132.4	27.5
Cash dividends to shareholders	126.9	113.7	101.5	61.6	53.0
Cash dividends per share	$1.92	$1.68	$1.48	$0.90	$0.80
Balance Sheet Data (at end of year):
Cash and cash equivalents	$137.6	$92.2	$417.0	$325.3	$393.9
Current assets	1,096.6	865.7	1,017.8	875.0	808.1
Total assets	2,074.9	1,685.5	1,488.5	1,228.0	1,061.6
Current liabilities	850.8	748.1	631.0	586.3	584.2
Long-term debt and capital lease obligations	223.6	284.3	104.3	104.6	100.0
Shareholders’ equity	861.3	535.6	690.5	500.1	371.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2014, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.
 Overview
In 2014, we had record sales and net income, with our fifth straight year of double digit growth in both sales and net income. This growth is fueled by award-winning innovative new products leading to continued market share leadership in side-by-side vehicles and ATVs. In 2014, we also experienced growth in our snowmobiles, motorcycles, international and small vehicles businesses. The overall North American powersports industry continued its positive trend with mid-single digit percentage growth in 2014. Our North America retail sales to consumers increased 12 percent in 2014, helping to drive total full year Company sales up 19 percent to a record $4.48 billion. Despite the global economy remaining difficult, our international sales increased 16 percent due to continued market share growth in all product categories and strong results by our recent European acquisitions.
Full year earnings reflect the success of our ongoing product innovation, as 19 percent sales growth, partially offset by a decrease in the gross profit percentage of 23 basis points, drove net income from continuing operations up 19 percent to $454.0 million, with diluted earnings per share from continuing operations increasing 23 percent to a record $6.65 per share. These increases came while we continued to invest in numerous longer-term diversification and growth opportunities.
In 2014, we began to receive benefits from prior investments while continuing to invest in both product development and strategic initiatives. We introduced over twenty new ORV models in 2014, including the all-new RZR® XP 900 trail and RZR XP4 900 trail, several new value models, and two models in a newly defined category of single-seat, ride-in ATVs, the Polaris ACE™. We also introduced nine new snowmobiles in the all-new AXYS™ chassis platform. In our motorcycles line, we added two new models to the iconic Indian Motorcycle® brand—the 2015 Roadmaster®, a luxury touring motorcycle, and the Scout™, Polaris' first mid-sized motorcycle. Additionally, we introduced the revolutionary all-new three-wheel motorcycle, Slingshot®, our first roadster motorcycle. We also acquired Kolpin and Pro Armor, adding two industry leading accessory companies to Polaris' PG&A activities. Operationally, we expanded production capacity and capabilities at all manufacturing facilities in the U.S. and Mexico, and completed the construction of the manufacturing plant in Opole, Poland, our first manufacturing operation outside of North America, where production began in late 2014.
In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on off-road vehicle production. We will break ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016.
On January 29, 2015, we announced that our Board of Directors approved a 10 percent increase in the regular quarterly cash dividend to $0.53 per share for the first quarter of 2015, representing the 20th consecutive year of increased dividends to shareholders. This increase reflects the continued momentum and potential of our business and the strength of our balance sheet.

Results of Operations
Sales:
Sales were $4,479.6 million in 2014, a 19 percent increase from $3,777.1 million in 2013. The following table is an analysis of the percentage change in total Company sales for 2014 compared to 2013 and 2013 compared to 2012:

	Percent change in total Company sales compared to the prior year
	2014	2013
Volume	14%	12%
Product mix and price	6	7
Currency	(1)	(1)
	19%	18%
The volume increases in 2014 and 2013 are primarily the result of shipping more ORVs, snowmobiles, motorcycles, small vehicles and related PG&A items to dealers given increased consumer retail demand for our products worldwide. Product mix and price contributed six percent and seven percent to the growth for 2014 and 2013, respectively, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. The impact from currency rates on our Canadian and other foreign subsidiaries' sales, when translated to U.S. dollars, decreased sales by one percent in both 2014 and 2013 compared to the respective prior years.
Our components of sales were as follows:

	For the Years Ended December 31,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
Off-Road Vehicles	$2,909.0	65%	$2,521.5	67%	15%	$2,225.8	69%	13%
Snowmobiles	322.4	7%	301.7	8%	7%	283.0	9%	7%
Motorcycles	348.7	8%	219.8	6%	59%	195.8	6%	12%
Small Vehicles	157.4	3%	122.8	3%	28%	44.4	2%	177%
PG&A	742.1	17%	611.3	16%	21%	460.8	14%	33%
Total Sales	$4,479.6	100%	$3,777.1	100%	19%	$3,209.8	100%	18%
ORV sales of $2,909.0 million in 2014, which include core ATV, RANGER and RZR side-by-side vehicles, and the Company's new ACE category, increased 15 percent from 2013. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by strong consumer enthusiasm for our ORV offerings, including an expanded line-up of innovative new models and the introduction of the new ACE category. Polaris’ North American ORV unit retail sales to consumers increased low-double digits percent for 2014 compared to 2013, with ATV unit retail sales growing mid-single digits percent and side-by-side vehicle unit retail sales increasing double-digits percent over the prior year. The Company's new ACE category, introduced early in 2014, accelerated its retail sales sequentially throughout 2014. North American dealer inventories of ORVs increased high-teens percent from 2013, in support of dealer stocking levels for premium and value segments for ATV RFM and new ACE categories. ORV sales outside of North America increased mid-teens percent in 2014 compared to 2013 resulting from market share gains. For 2014, the average ORV per unit sales price increased four percent over 2013's per unit sales price, primarily as a result of the increased sales of higher priced side-by-side vehicle models.
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
Snowmobile sales increased seven percent to $322.4 million for 2014 compared to 2013. This increase is primarily due to the early snowfall and colder weather in North America and the success of the new AXYS chassis platform models introduced in 2014. Retail sales to consumers for the 2014-2015 season-to-date period through December 31, 2014, increased high-teens percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased 28 percent in 2014 as compared to 2013 due primarily to economic weakness in the region. The average unit sales price in 2014 was approximately flat when compared to 2013.
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
Sales of Motorcycles, which is comprised of Victory and Indian motorcycles, and the all-new roadster, Slingshot, increased 59 percent to $348.7 million for 2014 compared to 2013. The increase in 2014 sales is due to the continued high demand for Indian motorcycles including the new 2015 Roadmaster and the Company's first mid-sized motorcycle, Scout, and initial shipments of the Slingshot. North American industry heavyweight cruiser and touring motorcycle retail sales (which excludes Slingshot) increased low-single digits percent in 2014 compared to 2013. Over the same period, Polaris North American unit retail sales to consumers increased almost 40 percent, driven primarily by continued strong retail sales for Indian motorcycles and initial retail sales of Slingshot. North American Polaris motorcycle dealer inventory increased mid-teens digits percent in 2014 versus 2013 levels primarily due to stocking of the Indian motorcycles and Slingshot. Sales of motorcycles to customers outside of North America increased over 70 percent in 2014 compared to 2013. The average per unit sales price for the Motorcycles division in 2014 increased nine percent compared to 2013 due to the increased sales of higher priced Indian motorcycles and initial sales of Slingshot.
Sales of Motorcycles, which was comprised of Victory and Indian motorcycles in 2013, increased 12 percent to $219.8 million for 2013 compared to 2012. The increase in 2013 sales is due to the initial shipments of the new model year 2014 Indian motorcycles. North American industry heavyweight cruiser and touring motorcycle retail sales increased mid-single digits percent in 2013 compared to 2012. Over the same period, Polaris North American unit retail sales to consumers increased over 20 percent, driven by an unprecedented number of new product introductions in 2013, which includes three new Indian Motorcycle models. North American Polaris motorcycle dealer inventory increased high-single digits percent in 2013 versus 2012 levels due to stocking of the new Indian motorcycles. Sales of motorcycles to customers outside of North America increased three percent in 2013 compared to 2012. The average per unit sales price for the Motorcycles division in 2013 increased five percent compared to 2012 due to the increased sales of higher priced Indian motorcycles.
Sales of Small Vehicles, which is comprised of Aixam, GEM and Goupil vehicles, increased 28 percent to $157.4 million for 2014 compared to 2013. The increase in sales over the comparable prior year is due to the inclusion of Aixam in our consolidated financial statements for the full year in 2014, versus eight months in 2013, since it was acquired in April 2013. Also, GEM experienced an increase in sales during 2014 compared to 2013.
Small Vehicles sales of $122.8 million in 2013 represents an increase of 177 percent compared to 2012. The increase in sales over the comparable prior year periods is primarily due to the inclusion of Aixam in our consolidated financial statements since it was acquired in April 2013. Also, both GEM and Goupil experienced an increase in sales during 2013 compared to 2012.
PG&A sales increased 21 percent to $742.1 million for 2014 compared to 2013. The sales increase in 2014 was driven by double digit percent increases in ORV, Motorcycles, and Small Vehicles related PG&A, which was primarily driven by the addition of over 400 new model year 2015 accessories, including additions to the family of Lock & Ride® attachments that add comfort, style and utility to ORVs and motorcycles. PG&A sales also increased due to the inclusion of Kolpin and Pro Armor in our consolidated financial statements, which were both acquired in 2014. Sales of PG&A to customers outside of North America increased 13 percent during 2014 compared to 2013.

PG&A sales increased 33 percent to $611.3 million for 2013 compared to 2012. The sales increase in 2013 was driven by double digit percent increases in all product lines and categories, which was primarily driven by the addition of over 300 new model year 2014 accessories, including additions to the family of Lock & Ride attachments that add comfort, style and utility to ORVs and motorcycles. Sales of PG&A to customers outside of North America increased 26 percent during 2013 compared to 2012. PG&A sales also increased over the prior year periods due to the inclusion of Klim in our consolidated financial statements since it was acquired in December 2012, and Aixam related PG&A since it was acquired in April 2013.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2014	Percent of Total Sales	2013	Percent of Total Sales	Percent Change 2014 vs. 2013	2012	Percent of Total Sales	Percent Change 2013 vs. 2012
United States	$3,339.9	75%	$2,721.3	72%	23%	$2,311.0	72%	18%
Canada	454.6	10%	463.3	12%	(2)%	438.2	14%	6%
Other foreign countries	685.1	15%	592.5	16%	16%	460.6	14%	29%
Total sales	$4,479.6	100%	$3,777.1	100%	19%	$3,209.8	100%	18%
 Significant regional trends were as follows:
United States:
Sales in the United States for 2014 increased 23 percent compared to 2013, primarily resulting from higher shipments in all product lines and related PG&A, improved pricing and more sales of higher priced side-by-side vehicles. The United States represented 75 percent, 72 percent and 72 percent of total company sales in 2014, 2013 and 2012, respectively. Sales in the United States for 2013 increased 18 percent compared to 2012, primarily resulting from higher shipments in all product lines and related PG&A, improved pricing and more sales of higher priced side-by-side vehicles.
Canada:
Canadian sales decreased two percent in 2014 compared to 2013. Negative currency rate movements was the primary contributor for the decrease in 2014, which had an unfavorable seven percent impact on sales for 2014 compared to 2013, partially offset by sales of higher priced side-by-side vehicles and motorcycles. Sales in Canada represented 10 percent, 12 percent and 14 percent of total company sales in 2014, 2013, and 2012, respectively. Canadian sales increased 6 percent in 2013 compared to 2012 due to increased shipments of ORVs and snowmobiles, partially offset by currency rate movements, which had an unfavorable three percent impact on sales for 2013 compared to 2012.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 16 percent for 2014 compared to 2013. The increase was primarily driven by increased sales of side-by-side vehicles and motorcycles, as well as the acquisition of Aixam in April 2013. This increase was partially offset by currency rate movements, which had an unfavorable two percent impact on sales for 2014 compared to 2013. Sales in other foreign countries, primarily in Europe, increased 29 percent for 2013 compared to 2012. The increase was primarily driven by the acquisition of Aixam in April 2013, along with increased sales of side-by-side vehicles and PG&A. This increase was partially offset by currency rate movements, which had an unfavorable one percent impact on sales for 2013 compared to 2012.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2014	Percent of Total Cost of Sales	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013	2012	Percent of Total Cost of Sales	Change 2013 vs. 2012
Purchased materials and services	$2,757.6	87%	$2,336.1	88%	18%	$2,008.9	88%	16%
Labor and benefits	244.1	8%	198.7	8%	23%	177.7	8%	12%
Depreciation and amortization	96.9	3%	64.5	2%	50%	51.8	2%	25%
Warranty costs	61.9	2%	56.9	2%	9%	46.1	2%	23%
Total cost of sales	$3,160.5	100%	$2,656.2	100%	19%	$2,284.5	100%	16%
Percentage of sales	70.6%		70.3%		+23 basis	71.2%		-85 basis
					points			points
For 2014, cost of sales increased 19 percent to $3,160.5 million compared to $2,656.2 million in 2013. The increase in cost of sales in 2014 resulted primarily from the effect of a 14 percent increase in sales volume on purchased materials and services and labor and benefits. Additionally, depreciation and amortization increased due to increased capital expenditures to increase production capacity and capabilities.
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
 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Gross profit dollars	$1,319.2	$1,120.9	18%	$925.3	21%
Percentage of sales	29.4%	29.7%	-23 basis points	28.8%	+85 basis points
Gross profit, as a percentage of sales, was 29.4 percent for 2014, a decrease of 23 basis points from 2013. Gross profit dollars increased 18 percent to $1,319.2 million in 2014 compared to 2013. The increase in gross profit dollars resulted from higher selling prices, mix and product cost reduction efforts partially offset by the negative impact of currency movements. The decrease in gross profit percentage resulted primarily from unfavorable foreign currency fluctuations, new plant start-up costs and higher depreciation and amortization, partially offset by product cost reduction and higher selling prices.
Gross profit, as a percentage of sales, was 29.7 percent for 2013, an increase of 85 basis points from 2012. Gross profit dollars increased 21 percent to $1,120.9 million in 2013 compared to 2012. The increases in gross profit dollars and the increase in gross profit margin percentage resulted primarily from continued product cost reduction, production efficiencies on increased volumes and higher selling prices, partially offset by unfavorable foreign currency fluctuations, higher promotional costs and royalty expenses as a result of a contract dispute resolution.

Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Selling and marketing	$314.5	$270.3	16%	$210.4	28%
Research and development	148.5	139.2	7%	127.3	9%
General and administrative	203.2	179.4	13%	143.1	25%
Total operating expenses	$666.2	$588.9	13%	$480.8	22%
Percentage of sales	14.9%	15.6%	-72 basis points	15.0%	+61 basis points
Operating expenses for 2014 increased 13 percent to $666.2 million, compared to $588.9 million in 2013. Operating expenses as a percentage of sales decreased 72 basis points in 2014 to 14.9 percent compared to 15.6 percent in 2013. Operating expenses in absolute dollars increased in 2014 primarily due to higher selling, marketing and advertising expenses related to the launch of new model year 2015 products, including Slingshot, and the continued roll-out of Indian motorcycles, as well as increased general and administrative expenses, which includes infrastructure investments being made to support global growth initiatives. Operating expenses as a percent of sales declined primarily due to lower long-term incentive compensation expenses, partially offset by higher marketing and advertising expenses related to the launch of various new model year 2015 products.
Operating expenses for 2013 increased 22 percent to $588.9 million, compared to $480.8 million in 2012. Operating expenses as a percentage of sales increased 61 basis points in 2013 to 15.6 percent compared to 15.0 percent in 2012. Operating expenses in absolute dollars and as a percentage of sales increased in 2013 primarily due to higher selling, marketing and advertising expenses related, in part, to the re-launch of Indian Motorcycle, increased general and administrative expenses, which includes infrastructure investments being made to support global growth initiatives and higher accrued incentive compensation due to a higher stock price. Operating expenses in absolute dollars also increased due to the inclusion of Klim and Aixam operating expenses in our consolidated financial statements since these companies were acquired in December 2012 and April 2013, respectively.
Income from Financial Services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Income from Polaris Acceptance joint venture	$30.5	$20.2	51%	$15.7	29%
Income from retail credit agreements	27.6	22.5	23%	15.3	47%
Income from other financial services activities	3.6	3.2	13%	2.9	10%
Total income from financial services	$61.7	$45.9	34%	$33.9	35%
Percentage of sales	1.4%	1.2%	+16 basis points	1.1%	+16 basis points
Income from financial services increased 34 percent to $61.7 million in 2014 compared to $45.9 million in 2013. The increase in 2014 is primarily due to a 16 percent increase in retail credit contract volume and increased profitability generated from the retail credit portfolios with Sheffield, Synchrony Bank, Capital One and FreedomRoad, and higher income from dealer inventory financing through Polaris Acceptance, due to increased profitability and a 23 percent increase in financed receivables as of December 31, 2014.
Income from financial services increased 35 percent to $45.9 million in 2013 compared to $33.9 million in 2012. The increase in 2013 is primarily due to a nine percent increase in retail credit contract volume and increased profitability generated from the retail credit portfolios with Sheffield, GE and Capital One, and higher income from dealer inventory financing through Polaris Acceptance.

Remainder of the Income Statement:

	For the Years Ended December 31,
($ in millions except per share data)	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Interest expense	$11.2	$6.2	81%	$5.9	5%
Equity in loss of other affiliates	$4.1	$2.4	71%	$0.2	NM
Other expense (income), net	$0.0	$(5.1)	NM	$(7.5)	(32)%

Income before income taxes	$699.3	$574.4	22%	$479.8	20%
Provision for income taxes	$245.3	$193.4	27%	$167.5	15%
Percentage of income before income taxes	35.1%	33.7%	+141 basis points	34.9%	-125 basis points

Net income from continuing operations	$454.0	$381.1	19%	$312.3	22%
Net income	$454.0	$377.3	20%	$312.3	21%
Diluted net income per share:
Continuing operations	$6.65	$5.40	23%	$4.40	23%
Diluted net income	$6.65	$5.35	24%	$4.40	22%
Weighted average diluted shares outstanding	68.2	70.5	(3)%	71.0	(1)%
NM = not meaningful
Interest Expense. The increase in 2014 compared to 2013 is primarily due to increased debt levels through borrowings on our existing revolving credit facility and the additional borrowing of $100.0 million through our amended Master Note Purchase Agreement in December 2013. The increase in 2013 compared to 2012, is primarily related to the increased debt levels through borrowings in the 2013 fourth quarter on our existing revolving credit facility and additional borrowings of $100.0 million through our amended Master Note Purchases Agreement in November 2013 used to partially fund the $497.5 million buyback of outstanding Polaris shares held by Fuji.
Equity in loss of other affiliates. Increased losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production activities. We record our proportionate 50 percent share of EPPL gains and losses.
Other expense (income),net. The change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes. The higher income tax rate for 2014 was primarily due to lower income generated from our international operations which generally have lower income tax rates. For 2014 and 2013, the income tax provision was positively impacted by the United States Congress extending the research and development income tax credit. However, in 2013 the research and development credit extension was retroactive to 2012, resulting in two years of benefit in 2013. In addition, we also had a favorable impact in 2013 from the release of certain income tax reserves due to favorable conclusions of federal income tax audits. The favorable impact from these items totaled $8.2 million and was recorded as a reduction to income tax expense in the first quarter of 2013.

Net income. The 2013 loss from discontinued operations is a result of a 2013 unfavorable jury verdict in a previously disclosed lawsuit involving a collision between a 2001 Polaris Virage personal watercraft and a boat. The jury awarded approximately $21.0 million in damages of which our liability was $10.0 million. We reported a loss from discontinued operations, net of tax, of $3.8 million in 2013 for an additional provision for our portion of the jury award and legal fees. The liability was fully paid by the end of 2013. There was no income or loss from discontinued operations in 2014 or 2012. In September 2004, we announced our decision to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations. No additional charges are expected from this lawsuit.
Weighted average shares outstanding. The decrease in the weighted average diluted shares outstanding is primarily due to the Company's November 2013 purchase of 3.96 million shares of Polaris stock previously held by FHI Heavy Industries Ltd ("Fuji") under a Share Repurchase Agreement with Fuji. This buyback more than offset the issuance of shares under employee compensation plans and resulted in a decrease to the 2014, and to a lesser extent due to the timing of the transaction, the 2013 weighted average diluted shares outstanding.

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
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2014 and 2013, accrued sales promotions and incentives were $138.6 million and $123.1 million, respectively, resulting primarily from an increase in the volume of units sold and an increase in the level of dealer inventories in 2014. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.
 Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $120.1 million and $100.6 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.
Share-based employee compensation. We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses. At the end of 2014, if all long-term incentive program performance based awards were expected to achieve the maximum payout, we would have recorded an additional $7.5 million of expense in 2014. Fluctuations in our stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in our stock price is recognized in the period of the change, and is reflected in our gross margin and operating expenses. At December 31, 2014, the accrual for liability-based awards outstanding was $15.2 million, and is included in accrued compensation in the consolidated balance sheets.
Product warranties. We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles, for a period of one or two years for our motorcycles depending on brand and model year, and two years for SVs. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2014 and 2013, the accrued warranty liability was $53.1 million and $52.8 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future.
Product liability. We are subject to product liability claims in the normal course of business. In late 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. We self-insure product liability claims up to the purchased catastrophic insurance coverage. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2014 and 2013, we had accruals of $17.3 million and $17.1 million, respectively, for the probable payment of pending claims related to continuing operations product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

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
The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2014 and 2013:

($ in millions)	For the Years Ended December 31,
	2014	2013	Change
Total cash provided by (used for):
Operating activities	$529.3	$492.2	$37.1
Investing activities	(246.8)	(406.7)	159.9
Financing activities	(222.6)	(409.0)	186.4
Impact of currency exchange rates on cash balances	(14.5)	(1.3)	(13.2)
Increase (decrease) in cash and cash equivalents	$45.4	$(324.8)	$370.2
Operating Activities:
Net cash provided by operating activities totaled $529.3 million and $492.2 million in 2014 and 2013, respectively. The $37.1 million increase in net cash provided by operating activities in 2014 is primarily the result of higher net income compared to 2013, which includes a $35.4 million increase in depreciation and amortization, partially offset by a $44.5 million increase in deferred income taxes and a $15.8 million increase in net working capital. Changes in working capital (as reflected in our statements of cash flows) for the year ended 2014 was an increase of $15.6 million, compared to an increase of $0.2 million in 2013. This was primarily due to an increase in net cash used of $106.4 million related to higher inventory required to support the growth in the business, offset by an increase in net cash provided related to timing of payments made for accounts payable of $54.3 million and the timing of collections of trade receivables of $29.9 million.
Investing Activities:
Net cash used for investing activities was $246.8 million in 2014 compared to $406.7 million in 2013. The primary uses of cash in 2014 were the acquisitions of Kolpin and Pro Armor and capital expenditures for the purchase of property and equipment. In 2014, we made large capital expenditures related to the expansion of many of our North America locations, including our manufacturing facilities in Spirit Lake, Iowa; Milford, Iowa; Roseau, Minnesota; and Monterrey, Mexico, as well as the construction of our new manufacturing facility in Opole, Poland. We expect that capital expenditures for 2015 will be in excess of $250 million.
Financing Activities:
Net cash used for financing activities was $222.6 million in 2014 compared to $409.0 million in 2013. We paid cash dividends of $126.9 million and $113.7 million in 2014 and 2013, respectively. Total common stock repurchased in 2014 and 2013 totaled $81.8 million and $530.0 million, respectively. In November 2013, Polaris repurchased the 3.96 million Polaris shares held by Fuji for $497.5 million. The repurchase of the Polaris shares held by Fuji was partially funded through additional debt borrowings. In 2014, we had net repayments under our capital lease arrangements and debt arrangements of $82.1 million, compared to net borrowings of $179.2 million in 2013. Proceeds from the issuance of stock under employee plans were $31.3 million and $26.9 million in 2014 and 2013, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $350 million variable interest rate bank lending agreement that expires in January 2018. Interest is charged at rates based on LIBOR or "prime." At December 31, 2014, there were no borrowings under this arrangement.
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the "Senior Notes"). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100.0 million of 3.13 percent unsecured senior notes due December 2020. At December 31, 2014 and 2013, outstanding borrowings under the amended Master Note Purchase Agreement totaled $200.0 million for both periods.
At December 31, 2014 and 2013, we were in compliance with all debt covenants. Our debt to total capital ratio was 21 percent and 35 percent at December 31, 2014 and 2013, respectively.
The following table summarizes our significant future contractual obligations at December 31, 2014:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Senior notes	$200.0	—	—	$25.0	$175.0
Interest expense	44.4	$7.6	$15.1	13.6	8.1
Capital leases	38.3	3.9	6.2	4.6	23.6
Operating leases	22.5	9.6	8.4	3.1	1.4
Total	$305.2	$21.1	$29.7	$46.3	$208.1
In the table above, we assumed our December 31, 2014, outstanding borrowings under the Senior Notes will be paid at their respective due dates. Additionally, at December 31, 2014, we had letters of credit outstanding of $24.9 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $10.6 million and the estimated future payments of contingent purchase price related to acquisitions which have a fair value of $27.9 million at December 31, 2014, and are expected to be paid at various times in 2015 through 2017.
Our Board of Directors has authorized the cumulative repurchase of up to 75.0 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 73.9 million shares have been repurchased cumulatively from 1996 through December 31, 2014. In addition to this stock repurchase authorization, in 2013 the Polaris Board of Directors authorized the one-time repurchase of all the shares of Polaris stock owned by Fuji. On November 12, 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. We repurchased a total of 0.6 million shares of our common stock for $81.8 million during 2014, which increased earnings per share by one cent. We have authorization from our Board of Directors to repurchase up to an additional 1.1 million shares of our common stock as of December 31, 2014. On January 29, 2015, the Board of Directors approved an increase in the Company’s common stock repurchase authorization by an additional 4.0 million shares. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2014 and 2013, was approximately $1,337.2 million and $1,163.5 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (GECDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of GECDF and through equity contributions from both partners.

We have not guaranteed the outstanding indebtedness of Polaris Acceptance. In addition, the two partners of Polaris Acceptance share equally a variable equity cash investment based on the sum of the portfolio balance in Polaris Acceptance. Our total investment in Polaris Acceptance at December 31, 2014 was $89.1 million. Substantially all of our U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance is limited to our equity in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2015, the potential 15 percent aggregate repurchase obligation is approximately $146.4 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2011, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2017 with similar terms to the previous agreement.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2014, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $1,141.1 million, a 23 percent increase from $928.5 million at December 31, 2013. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreements with Capital One, Sheffield, FreedomRoad, Synchrony Bank, and Chrome under which these financial institutions provide financing to end consumers of our products. The agreements expire in October 2015, February 2016, February 2016, April 2016, and January 2018, respectively. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
During 2014, consumers financed 32 percent of our vehicles sold in the United States through the combined Capital One revolving retail credit and Sheffield, Synchrony Bank and FreedomRoad installment retail credit arrangement. The volume of revolving and installment credit contracts written in calendar year 2014 was $903.7 million, a 16 percent increase from 2013.
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
The changing relationships of the U.S. dollar to the Japanese yen, the Mexican Peso, the Canadian dollar, the Australian dollar, the Euro, the Swiss Franc and other foreign currencies have had a material impact from time to time. We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts.
Japanese Yen: During 2014, purchases totaling approximately two percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impacts cost of sales and net income.
Mexican Peso: With increased production at our Monterrey, Mexico facility, our costs in the Mexican peso have continued to increase. We also market and sell to customers in Mexico through a wholly owned subsidiary. Fluctuations in the peso to U.S. dollar exchange rate primarily impacts sales, cost of sales, and net income.
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
At December 31, 2014, we had the following open foreign currency hedging contracts for 2015, and expect the following currency impact on gross profit when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. dollars)	Average exchange rate of open contracts	2014	2015
Australian Dollar	Long	$3,491	$0.91 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	40,550	$0.85 to 1 CAD	Negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	22,201	109.37 Yen to $1	Positive	Positive
Mexican Peso	Short	34,060	14.01 Peso to $1	Slightly positive	Positive
Norwegian Kroner	Long	—	—	Negative	Negative
Swedish Krona	Long	—	—	Negative	Negative
Swiss Franc	Short	—	—	Negative	Positive
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At December 31, 2014, derivative contracts were in place to hedge approximately 50% of our diesel fuel exposures for 2015. These contracts did not meet the criteria for hedge accounting and the resulting unrealized loss as of December 31, 2014 was $4.8 million pretax, which was included in the consolidated statements of income as a component of cost of sales. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for 2015 when compared to 2014.
We are a party to a credit agreement with various lenders consisting of a $350 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2014, there was no outstanding balance on the revolving loan. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have a $1.6 million impact to interest expense in 2014.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.
Management’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

/S/ SCOTT W. WINE

Scott W. Wine
Chairman and Chief Executive Officer

/S/ MICHAEL W. MALONE

Michael W. Malone
Vice President—Finance and
Chief Financial Officer
February 20, 2015
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report Of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited Polaris Industries Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Polaris Industries Inc., and our report, dated February 20, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 20, 2015

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report, dated February 20, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 20, 2015

POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

Assets	December 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$137,600	$92,248
Trade receivables, net	204,876	186,213
Inventories, net	565,685	417,948
Prepaid expenses and other	71,526	63,716
Income taxes receivable	2,691	12,217
Deferred tax assets	114,177	93,356
Total current assets	1,096,555	865,698
Property and equipment:
Land, buildings and improvements	272,802	228,916
Equipment and tooling	826,997	701,101
	1,099,799	930,017
Less: accumulated depreciation	(544,371)	(474,850)
Property and equipment, net	555,428	455,167
Investment in finance affiliate	89,107	69,217
Deferred tax assets	41,201	18,616
Goodwill and other intangible assets, net	223,966	229,708
Other long-term assets	68,678	47,082
Total assets	$2,074,935	$1,685,488
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$2,528	$3,281
Accounts payable	343,470	238,044
Accrued expenses:
Compensation	102,379	143,504
Warranties	53,104	52,818
Sales promotions and incentives	138,630	123,089
Dealer holdback	120,093	100,600
Other	79,262	77,480
Income taxes payable	11,344	9,254
Total current liabilities	850,810	748,070
Long-term income taxes payable	10,568	14,292
Capital lease obligations	23,620	3,842
Long-term debt	200,000	280,500
Deferred tax liabilities	18,191	25,028
Other long-term liabilities	96,951	69,730
Total liabilities	$1,200,140	$1,141,462
Deferred compensation	13,528	8,421
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 66,307 and 65,623 shares issued and outstanding, respectively	$663	$656
Additional paid-in capital	486,005	360,616
Retained earnings	401,840	155,572
Accumulated other comprehensive income (loss), net	(27,241)	18,761
Total shareholders’ equity	861,267	535,605
Total liabilities and shareholders’ equity	$2,074,935	$1,685,488

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Sales	$4,479,648	$3,777,068	$3,209,782
Cost of sales	3,160,470	2,656,189	2,284,485
Gross profit	1,319,178	1,120,879	925,297
Operating expenses:
Selling and marketing	314,449	270,266	210,367
Research and development	148,458	139,193	127,361
General and administrative	203,248	179,407	143,064
Total operating expenses	666,155	588,866	480,792
Income from financial services	61,667	45,901	33,920
Operating income	714,690	577,914	478,425
Non-operating expense (income):
Interest expense	11,239	6,210	5,932
Equity in loss of other affiliates	4,124	2,414	179
Other expense (income), net	10	(5,139)	(7,529)
Income before income taxes	699,317	574,429	479,843
Provision for income taxes	245,288	193,360	167,533
Net income from continuing operations	454,029	381,069	312,310
Loss from discontinued operations, net of tax	—	(3,777)	—
Net income	$454,029	$377,292	$312,310
Basic net income per share:
Continuing operations	$6.86	$5.56	$4.54
Loss from discontinued operations	—	(0.05)	—
Basic net income per share	$6.86	$5.51	$4.54
Diluted net income per share:
Continuing operations	$6.65	$5.40	$4.40
Loss from discontinued operations	—	(0.05)	—
Diluted net income per share	$6.65	$5.35	$4.40
Weighted average shares outstanding:
Basic	66,175	68,535	68,849
Diluted	68,229	70,546	71,005

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$454,029	$377,292	$312,310
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $65, $1,841, and ($182)	(44,371)	4,913	4,124
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $970, ($950), and $2,325	(1,631)	1,610	(3,909)
Comprehensive income	$408,027	$383,815	$312,525
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2011	68,430	$684	$165,518	$321,831	$12,023	$500,056
Employee stock compensation	174	2	35,418	—	—	35,420
Proceeds from stock issuances under employee plans	1,692	17	41,679	—	—	41,696
Tax effect of exercise of stock options	—	—	29,892	—	—	29,892
Cash dividends declared ($1.48 per share)	—	—	—	(101,534)	—	(101,534)
Repurchase and retirement of common shares	(1,649)	(17)	(3,992)	(123,516)	—	(127,525)
Net income	—	—	—	312,310	—	312,310
Other comprehensive income	—	—	—	—	215	215
Balance, December 31, 2012	68,647	686	268,515	409,091	12,238	690,530
Employee stock compensation	264	3	57,890	—	—	57,893
Deferred compensation	—	—	(4,358)	(4,063)	—	(8,421)
Proceeds from stock issuances under employee plans	1,049	10	26,912	—	—	26,922
Tax effect of exercise of stock options	—	—	28,621	—	—	28,621
Cash dividends declared ($1.68 per share)	—	—	—	(113,722)	—	(113,722)
Repurchase and retirement of common shares	(4,337)	(43)	(16,964)	(513,026)	—	(530,033)
Net income	—	—	—	377,292	—	377,292
Other comprehensive income	—	—	—	—	6,523	6,523
Balance, December 31, 2013	65,623	656	360,616	155,572	18,761	535,605
Employee stock compensation	254	3	63,180	—	—	63,183
Deferred compensation	—	—	(3,020)	(2,087)	—	(5,107)
Proceeds from stock issuances under employee plans	984	10	31,303	—	—	31,313
Tax effect of exercise of stock options	—	—	36,966	—	—	36,966
Cash dividends declared ($1.92 per share)	—	—	—	(126,908)	—	(126,908)
Repurchase and retirement of common shares	(554)	(6)	(3,040)	(78,766)	—	(81,812)
Net income				454,029	—	454,029
Other comprehensive income (loss)	—	—	—	—	(46,002)	(46,002)
Balance, December 31, 2014	66,307	$663	$486,005	$401,840	$(27,241)	$861,267

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$454,029	$377,292	$312,310
Loss from discontinued operations	—	3,777	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,507	92,100	70,580
Noncash compensation	63,183	57,893	35,420
Noncash income from financial services	(18,645)	(4,983)	(3,899)
Deferred income taxes	(50,388)	(5,892)	(28,901)
Tax effect of share-based compensation exercises	(36,966)	(28,621)	(29,892)
Other, net	6,124	7,414	179
Changes in operating assets and liabilities:
Trade receivables	(24,174)	(54,055)	2,413
Inventories	(158,476)	(52,049)	(36,029)
Accounts payable	105,783	51,519	21,371
Accrued expenses	30,664	53,278	39,269
Income taxes payable/receivable	45,324	33,398	51,120
Prepaid expenses and others, net	(14,695)	(31,919)	(17,831)
Cash provided by continuing operations	529,270	499,152	416,110
Cash used for discontinued operations	—	(6,912)	—
Net cash provided by operating activities	529,270	492,240	416,110
Investing Activities:
Purchase of property and equipment	(205,079)	(251,401)	(103,083)
Investment in finance affiliate	(32,582)	(19,251)	(18,400)
Distributions from finance affiliate	31,337	12,005	7,562
Investment in other affiliates	(12,445)	(10,934)	(7,996)
Acquisition of businesses, net of cash acquired	(28,013)	(137,104)	(41,135)
Net cash used for investing activities	(246,782)	(406,685)	(163,052)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	2,146,457	776,669	2,437
Repayments under debt arrangements / capital lease obligations	(2,228,587)	(597,492)	(7,478)
Repurchase and retirement of common shares	(81,812)	(530,033)	(127,525)
Cash dividends to shareholders	(126,908)	(113,722)	(101,534)
Proceeds from stock issuances under employee plans	31,313	26,922	41,696
Tax effect of proceeds from share-based compensation exercises	36,966	28,621	29,892
Net cash used for financing activities	(222,571)	(409,035)	(162,512)
Impact of currency exchange rates on cash balances	(14,565)	(1,287)	1,133
Net increase (decrease) in cash and cash equivalents	45,352	(324,767)	91,679
Cash and cash equivalents at beginning of period	92,248	417,015	325,336
Cash and cash equivalents at end of period	$137,600	$92,248	$417,015

Noncash Activity:
Property and equipment obtained through capital leases	$24,908	$—	$—
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$11,259	$6,076	$5,932
Income taxes paid	$261,550	$162,647	$143,510
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Industries Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles and Small Vehicles (SV). Polaris products, together with related parts, garments and accessories are sold worldwide through a network of independent dealers and distributors and its subsidiaries. The primary markets for our products are the United States, Canada, Western Europe, Australia and Mexico.
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
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including its relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2014, 2013 and 2012.
In April 2014, the Company completed an acquisition of Kolpin Outdoors, Inc. ("Kolpin"), and in November 2014, completed the acquisition of certain assets of LSI Products Inc. and Armor Holdings, LLC. ("Pro Armor"). Kolpin is a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. Pro Armor is an industry-leading brand in performance side-by-side accessories, that operates under the Pro Armor brand. The Company has included the financial results of the acquisitions in its consolidated results of operations beginning on the respective acquisition dates; however, the acquisitions did not have a material impact on Polaris’ consolidated financial position or results of operations. Refer to Note 5 for additional information regarding the acquisitions of Kolpin and Pro Armor.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$41,797	$41,797	—	—
Total assets at fair value	$41,797	$41,797	—	—
Commodity contracts, net	$(4,609)	—	$(4,609)
Foreign exchange contracts, net	(2,570)	—	(2,570)	—
Non-qualified deferred compensation liabilities	(41,797)	$(41,797)	—	—
Total liabilities at fair value	$(48,976)	$(41,797)	$(7,179)	—
	Fair Value Measurements as of December 31, 2013
Asset (Liability)	Total	Level 1	Level 2	Level 3
Commodity contracts, net	$30	—	$30	—
Non-qualified deferred compensation assets	24,711	$24,711	—	—
Total assets at fair value	$24,741	$24,711	$30	—
Foreign exchange contracts, net	$(9)	—	$(9)	—
Non-qualified deferred compensation liabilities	(24,711)	$(24,711)	—	—
Total liabilities at fair value	$(24,720)	$(24,711)	$(9)	—
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

Inventories. Inventory costs include material, labor, and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31, 2014	December 31, 2013
Raw materials and purchased components	$165,823	$107,496
Service parts, garments and accessories	163,455	125,765
Finished goods	262,578	206,290
Less: reserves	(26,171)	(21,603)
Inventories	$565,685	$417,948
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
Investment in other affiliates. Polaris' investment in other affiliates is included within other long-term assets in the consolidated balance sheets, and represents the Company’s investment in nonmarketable securities of strategic companies. For each investment, Polaris assesses the level of influence in determining whether to account for the investment under the cost method or equity method. For equity method investments, Polaris’ proportionate share of income or losses is recorded in the consolidated statements of income. Polaris will write down or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. Refer to Note 9 for additional information regarding Polaris’ investment in other affiliates.
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
Advertising expenses. Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2014, 2013, and 2012, Polaris incurred $82,600,000, $73,945,000, and $58,752,000, respectively.
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
The activity in the warranty reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$52,818	$47,723	$44,355
Additions to warranty reserve through acquisitions	160	1,602	900
Additions charged to expense	61,888	56,857	46,088
Warranty claims paid	(61,762)	(53,364)	(43,620)
Balance at end of year	$53,104	$52,818	$47,723
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
The Company estimates the likelihood and the rate of achievement for performance share-based awards. Changes in the estimated rate of achievement and fluctuation in the market based stock price can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level and fluctuation in the market based stock price is recognized in the period that the likelihood factor and stock price changes. If adjustments in the estimated rate of achievement and fluctuation in the market based stock price are made, they would be reflected in our gross margin and operating expenses.

Derivative instruments and hedging activities. Changes in the fair value of a derivative are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
Polaris enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Norwegian Krone, Swedish Krona and Australian dollar contracts at settlement are recorded in non-operating other expense (income) in the consolidated income statements, and gains and losses on the Japanese yen, Mexican peso and Euro contracts at settlement are recorded in cost of sales in the consolidated income statements. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss).
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials, including steel, aluminum, diesel fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2014 and 2013, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. The Company's diesel fuel and aluminum hedging contracts do not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in cost of sales. Refer to Note 11 for additional information regarding derivative instruments and hedging activities.
The gross unrealized gains and losses of these contracts are recorded in the accompanying balance sheets as other current assets or other current liabilities.
Foreign currency translation. The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies. The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive income (loss) in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other expense (income), net in our consolidated statements of income.
Comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments, and unrealized gains or losses on derivative instruments. The Company has chosen to disclose comprehensive income in separate consolidated statements of comprehensive income.
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
Note 2. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and rewards for the benefit of its employees and directors under the shareholder approved Polaris Industries Inc. 2007 Omnibus Incentive Plan (as amended) (the “Omnibus Plan”), which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan, the Restricted Stock Plan and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and collectively the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 13,500,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares canceled or forfeited under the Prior Plans.
 Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 138,000 deferred stock units to its non-employee directors under the Omnibus Plan (9,000, 12,000 and 12,000 in 2014, 2013 and 2012, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions, which lapse after a two to four year period if Polaris achieves certain performance measures.
The Option Plan, which is frozen, was used to issue incentive and nonqualified stock options to certain employees. Options granted to date generally vest three years from the award date and expire after ten years. The Director Stock Option Plan, which is frozen and contains no unexercised awards as of December 31, 2014, was used to issue nonqualified stock options to non-employee directors.
Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 101,000 equivalents have been earned and an additional 381,000 shares have been issued to retired directors as of December 31, 2014. As of December 31, 2014 and 2013, Polaris’ liability under the plan totaled $15,217,000 and $17,031,000, respectively.
Polaris maintains a long term incentive program under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. Awards granted through 2011 were paid in cash and were based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle, participants had the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2013, Polaris’ liability under the plan totaled $57,166,000, and the final cash payout was made in 2014. Beginning in 2012, long term incentive program awards are granted in restricted stock units and therefore treated as equity awards. All remaining conditions of the long term incentive program remained the same as prior to 2012.
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
 Total share-based compensation expenses were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Option plan	$24,428	$22,245	$16,497
Other share-based awards	26,574	57,640	56,770
Total share-based compensation before tax	51,002	79,885	73,267
Tax benefit	19,039	29,835	27,401
Total share-based compensation expense included in net income	$31,963	$50,050	$45,866
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
At December 31, 2014, there was $82,778,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.50 years. Included in unrecognized share-based compensation is approximately $36,746,000 related to stock options and $46,032,000 for restricted stock.

General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2014, 2013 and 2012:

	Omnibus Plan (Active)		Option Plan (Frozen)		Director Stock Option Plan (Frozen)
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2011	4,682,737	$29.45	1,098,546	$25.08	80,000	$23.52
Granted	570,700	66.19	—	—	—	—
Exercised	(861,397)	22.54	(744,974)	25.84	(64,000)	22.62
Forfeited	(61,630)	40.95	—	—	—	—
Balance as of December 31, 2012	4,330,410	$35.50	353,572	$23.47	16,000	$27.10
Granted	1,037,729	87.06	—	—	—	—
Exercised	(821,679)	24.45	(191,141)	23.23	(16,000)	27.10
Forfeited	(80,380)	47.55	—	—	—	—
Balance as of December 31, 2013	4,466,080	$49.29	162,431	$23.74	—	—
Granted	705,564	130.10	—	—	—	—
Exercised	(866,917)	30.33	(96,398)	23.77	—	—
Forfeited	(98,215)	65.14	(2,800)	22.43	—	—
Balance as of December 31, 2014	4,206,512	$66.38	63,233	$23.76	—	—
Vested or expected to vest as of December 31, 2014	4,206,512	$66.38	63,233	$23.76	—	—
Options exercisable as of December 31, 2014	1,640,169	$32.52	63,233	$23.76	—	—
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2014 was 6.83 years and 5.17 years, respectively.
The following assumptions were used to estimate the weighted average fair value of options of $39.97, $30.43, and $23.40 granted during the years ended December 31, 2014, 2013, and 2012, respectively:

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average volatility	40%	49%	50%
Expected dividend yield	1.5%	1.9%	2.2%
Expected term (in years)	4.5	4.4	4.6
Weighted average risk free interest rate	1.6%	0.9%	0.7%
The total intrinsic value of options exercised during the year ended December 31, 2014 was $108,584,000. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2014, was $365,160,000 and $202,788,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The following table summarizes restricted stock activity for the year ended December 31, 2014:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2013	770,967	$74.47
Granted	407,626	134.34
Vested	(65,020)	50.29
Canceled/Forfeited	(35,842)	87.12
Balance as of December 31, 2014	1,077,731	$98.15
Expected to vest as of December 31, 2014	895,243	$94.80
The total intrinsic value of restricted stock expected to vest as of December 31, 2014 was $135,396,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2014, 2013, and 2012 were $134.34, $88.84, and $70.12, respectively.

Note 3. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. An employee's ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $10,789,000, $9,224,000, and $7,380,000, in 2014, 2013 and 2012, respectively. As of December 31, 2014 there were 3,925,000 shares held in the plan.
Defined contribution plans. Polaris sponsors various defined contribution retirement plans covering substantially all U.S. employees. For the 401(k) defined contribution retirement plan which covers the majority of U.S. employees, the Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of these defined contribution retirement plans was $12,486,000, $10,651,000, and $9,318,000, in 2014, 2013 and 2012, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balance are both $41,797,000 and $24,711,000 at December 31, 2014, and 2013, respectively.
In November 2013, Polaris amended the SERP to allow executive officers of the Company the opportunity to defer certain restricted stock awards beginning with the annual performance-based award, which is scheduled to vest in February 2015 if certain performance metrics are achieved. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. The deferrals will be held in a rabbi trust and will be invested in funds to match the liabilities of the SERP. The awards are redeemable in Polaris stock or in cash based upon the occurrence of events not solely within the control of Polaris; therefore, awards probable of vesting, for which the executive has not yet made an election to defer, or awards that have been deferred but have not yet vested and are probable of vesting or have been diversified into other funds are reported as deferred compensation in the temporary equity section of the consolidated balance sheets. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2014, 89,444 shares are recorded at a fair value of $13,528,000 in temporary equity, which includes $7,378,000 of compensation cost and $6,150,000 of cumulative fair value adjustment recorded through retained earnings.

Note 4. Financing Agreement
Debt and capital lease obligations and the average related interest rates were as follows (in thousands):

	Average interest rate at December 31, 2014	Maturity	December 31, 2014	December 31, 2013
Revolving loan facility	—	January 2018	—	$80,500
Senior notes—fixed rate	3.81%	May 2018	$25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.02%	Various through 2029	26,148	7,123
Total debt and capital lease obligations			$226,148	$287,623
Less: current maturities			2,528	3,281
Total long-term debt and capital lease obligations			$223,620	$284,342
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
The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of December 31, 2014.
The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2014	2013	2012
Total borrowings at December 31	$200,000	$280,500	$100,000
Average outstanding borrowings during year	$361,715	$138,400	$100,000
Maximum outstanding borrowings during year	$500,000	$411,000	$100,000
Interest rate at December 31	3.77%	2.98%	4.40%
The carrying amount of the Company’s long-term debt approximates its fair value as December 31, 2014 and 2013.
Letters of credit. At December 31, 2014, Polaris had open letters of credit totaling $24,894,000. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs. Certain finance companies, including Polaris Acceptance, an affiliate (see Note 8), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2014, was approximately $1,337,214,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 5. Goodwill and Other Intangible Assets
ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the annual impairment test as of December 31, 2014 and 2013. The results of the impairment test indicated

that no goodwill or intangible impairment existed as of the test date. The Company has had no historical impairments of goodwill. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis or more frequently if an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount occurs. Goodwill and other intangible assets, net, consist of $123,031,000 and $126,697,000 of goodwill and $100,935,000 and $103,011,000 of intangible assets, net of accumulated amortization, for the periods ended December 31, 2014 and 2013, respectively.
Additions to goodwill and other intangible assets in 2014 relate primarily to the acquisition of Kolpin Outdoors, Inc. ("Kolpin") in April 2014, and the acquisition of certain assets of LSI Products Inc. and Armor Holdings, LLC. (collectively, "Pro Armor") in November 2014. Kolpin is a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. Pro Armor is an industry-leading brand in performance side-by-side accessories.
For both acquisitions, the respective aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Kolpin and Pro Armor's financial results are included in the Company’s consolidated results from the respective dates of acquisition. Pro forma financial results are not presented as the acquisitions are not material to the consolidated financial statements. As of December 31, 2014, the purchase price allocation for Pro Armor remains preliminary.
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance as of beginning of year	$126,697	$56,324
Goodwill acquired during the period	7,456	66,085
Currency translation effect on foreign goodwill balances	(11,122)	4,288
Balance as of end of year	$123,031	$126,697
For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$116,279	$(13,268)	$54,907	$(4,015)
Intangible assets acquired during the period	16,050	—	57,388	—
Amortization expense	—	(11,599)	—	(9,178)
Currency translation effect on foreign balances	(8,236)	1,709	3,984	(75)
Other intangible assets, ending	$124,093	$(23,158)	$116,279	$(13,268)

The components of other intangible assets were as follows (in thousands):

December 31, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(293)	$247
Dealer/customer related	7	62,758	(16,361)	46,397
Developed technology	5-7	14,571	(6,504)	8,067
Total amortizable		77,869	(23,158)	54,711
Non-amortizable—brand/trade names		46,224	—	46,224
Total other intangible assets, net		$124,093	$(23,158)	$100,935

December 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(185)	$355
Dealer/customer related	7	59,244	(8,608)	50,636
Developed technology	5-7	15,307	(4,475)	10,832
Total amortizable		75,091	(13,268)	61,823
Non-amortizable—brand/trade names		41,188	—	41,188
Total other intangible assets, net		$116,279	$(13,268)	$103,011
Amortization expense for intangible assets for the year ended December 31, 2014 and 2013 was $11,599,000 and $9,178,000. Estimated amortization expense for 2015 through 2019 is as follows: 2015, $11,300,000; 2016, $11,300,000; 2017, $11,000,000; 2018, $9,500,000; 2019, $8,200,000; and after 2019, $3,400,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Income Taxes
Polaris’ income from continuing operations before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
United States	$666,323	$535,265	$458,635
Foreign	32,994	39,164	21,208
Income from continuing operations before income taxes	$699,317	$574,429	$479,843
Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$255,299	$167,690	$169,833
State	20,438	12,942	15,366
Foreign	21,584	15,457	8,593
Deferred	(52,033)	(2,729)	(26,259)
Total provision for income taxes for continuing operations	$245,288	$193,360	$167,533
Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.5	1.8
Domestic manufacturing deduction	(1.1)	(1.0)	(1.5)
Research and development tax credit	(1.1)	(2.2)	—
Valuation allowance for foreign subsidiaries net operating losses	—	0.3	—
Other permanent differences	0.8	0.1	(0.4)
Effective income tax rate for continuing operations	35.1%	33.7%	34.9%
In December 2014, the President of the United States signed the Tax Increase Prevention Act, which retroactively reinstated the research and development tax credit for 2014. In January 2013, the President of the United States signed the American Taxpayers Relief Act of 2012, which reinstated the research and development tax credit. As a result, the impact of both the 2012 and 2013 research and development tax credits were recorded in the 2013 tax provision.
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $105,782,000 and $75,487,000 at December 31, 2014 and 2013, respectively, are considered to be permanently reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. If the Company were to distribute these earnings, it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits reflecting the amounts paid to non-U.S. taxing authorities) and withholding taxes payable to the non-U.S. countries. Determination of the unrecognized deferred U.S. income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2014	2013
Current deferred income taxes:
Inventories	$9,034	$6,306
Accrued expenses	104,279	87,157
Derivative instruments	864	(107)
Total current	114,177	93,356
Noncurrent deferred income taxes:
Cost in excess of net assets of business acquired	(13,111)	(13,594)
Property and equipment	(28,921)	(36,069)
Compensation payable in common stock	58,446	42,528
Net operating loss carryforwards and impairments	12,693	5,782
Valuation allowance	(6,097)	(5,059)
Total noncurrent	23,010	(6,412)
Total net deferred income tax asset	$137,187	$86,944

At December 31, 2014, the Company had available unused international and acquired federal net operating loss carryforwards of $32,640,000. The net operating loss carryforwards will expire at various dates from 2015 to 2033, with certain jurisdictions having indefinite carryforward terms.
 Polaris classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The entire balance of unrecognized tax benefits at December 31, 2014, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2010 through 2014 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013
Balance at January 1,	$13,199	$6,704
Increases due to acquisition opening balance sheet positions	—	6,420
Gross increases for tax positions of prior years	55	561
Gross increases for tax positions of current year	1,456	3,755
Decreases due to settlements and other prior year tax positions	(2,346)	(3,310)
Decreases for lapse of statute of limitations	(1,586)	(1,344)
Currency translation effect on foreign balances	(942)	413
Balance at December 31,	9,836	13,199
Reserves related to potential interest at December 31,	732	1,093
Unrecognized tax benefits at December 31,	$10,568	$14,292

Note 7. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 75,000,000 shares of the Company’s common stock. In addition, in 2013 the Polaris Board of Directors authorized the one-time repurchase of all the shares of Polaris stock owned by Fuji Heavy Industries Ltd. ("Fuji"). On November 12, 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji under which Polaris purchased 3,960,000 shares of Polaris stock held by Fuji for an aggregate purchase price of $497,474,000.
As of December 31, 2014, 1,050,000 shares remain available for repurchases under the Board’s authorization. During 2014, Polaris paid $81,812,000 to repurchase and retire approximately 554,000 shares. During 2013, Polaris paid $530,033,000 to repurchase and retire approximately 4,337,000 shares, and in 2012 Polaris paid $127,525,000 to repurchase and retire approximately 1,649,000 shares.
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
Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2014, approximately 1,261,000 shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2014	2013
Quarterly dividend declared and paid per common share	$0.48	$0.42
Total dividends declared and paid per common share	$1.92	$1.68
On January 29, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on March 16, 2015 to holders of record of such shares at the close of business on March 2, 2015.
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

	For the Years Ended December 31,
	2014	2013	2012
Weighted average number of common shares outstanding	65,904	68,209	68,409
Director Plan and deferred stock units	196	242	341
ESOP	75	84	99
Common shares outstanding—basic	66,175	68,535	68,849
Dilutive effect of restricted stock awards	359	228	181
Dilutive effect of stock option awards	1,695	1,783	1,975
Common and potential common shares outstanding—diluted	68,229	70,546	71,005
During the 2014, 2013 and 2012 the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 581,000, 23,000 and 872,000, respectively.
Accumulated other comprehensive income (loss). Changes in the accumulated other comprehensive income (loss) balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2013	$18,582	$179	$18,761
Reclassification to the income statement	—	(5,469)	(5,469)
Change in fair value	(44,371)	3,838	(40,533)
Balance as of December 31, 2014	$(25,789)	$(1,452)	$(27,241)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income (loss) into the income statement for cash flow derivatives designated as hedging instruments for the year ended December 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2014	2013
Foreign currency contracts	Other (income), net	$(5,641)	$(1,671)
Foreign currency contracts	Cost of sales	172	977
Total		$(5,469)	$(694)
The net amount of the existing gains or losses at December 31, 2014 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 11 for further information regarding Polaris' derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $89,107,000 at December 31, 2014 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At December 31, 2014, the outstanding amount of net receivables financed for dealers under this arrangement was $1,141,068,000, which included $337,088,000 in the Polaris Acceptance portfolio and $803,980,000 of receivables within the Securitization Facility ("Securitized Receivables").
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2014, the potential 15 percent aggregate repurchase obligation was approximately $120,815,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$40,968	$13,010	$8,811
Interest and operating expenses	3,678	3,044	1,013
Net income	$37,290	$9,966	$7,798

	As of December 31,
	2014	2013
Finance receivables, net	$337,088	$226,742
Other assets	122	172
Total Assets	$337,210	$226,914
Notes payable	$155,436	$85,096
Other liabilities	3,560	3,384
Partners’ capital	178,214	138,434
Total Liabilities and Partners’ Capital	$337,210	$226,914
Polaris has agreements with Capital One, Sheffield, Synchrony Bank and FreedomRoad under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 9. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of December 31, 2014 and 2013, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, Inc. ("Brammo"), and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited ("Eicher"). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. The overall investment is expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of December 31, 2014 and 2013, the carrying value of the Company's investment in EPPL was $14,601,000 and $6,456,000, respectively. Through December 31, 2014, Polaris has invested $21,878,000 in the joint venture. Polaris' share of EPPL loss for the years ended December 31, 2014 and 2013 was $4,124,000 and $2,414,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
Brammo is a privately held designer and developer of electric vehicles, which Polaris has invested in since 2011. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of designing, developing, and selling electric vehicle powertrains. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations. In January 2015, Polaris acquired the electric motorcycle business from Brammo. Brammo will continue to be a designer and developer of electric vehicle powertrains.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. During 2014 and 2013, Polaris recorded an immaterial impairment expense within other expense (income), net in the consolidated statements of income, and reduced the Brammo investment.

Note 10. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. In 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2014, the Company had an accrual of $17,327,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
As previously disclosed, the Company was party to a lawsuit in which the plaintiff was seriously injured in a 2008 accident involving a collision between a 2001 Polaris Virage personal watercraft and a boat. On July 23, 2013, a Los Angeles County jury returned an unfavorable verdict against the Company. The jury returned a verdict finding that the accident was caused by multiple actions, the majority of which was attributed to the negligence of the other boat driver, with the balance attributed to the reckless behavior of the driver of the Virage and the design of the Virage. The jury awarded approximately $21,000,000 in damages, of which Polaris' liability was $10,000,000. In the third quarter of 2013, the Company reported a loss from discontinued operations, net of tax, of $3,777,000 for an additional provision to accrue Polaris' portion of the jury award and legal fees. The amount was fully paid in 2013. In September 2004, the Company announced its decision to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations.
Litigation. Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.

Contingent purchase price. As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of December 31, 2014 and 2013 the fair value of contingent purchase price commitments was $27,908,000 and $18,249,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.
 Leases. Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $13,734,000, $10,656,000, and $10,349,000 for 2014, 2013 and 2012, respectively.
A property lease agreement signed in 2013 for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
Future minimum annual lease payments under capital and operating leases with noncancelable terms in excess of one year as of December 31, 2014, are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$3,915	$9,576
2016	3,281	5,098
2017	2,903	3,326
2018	2,403	1,945
2019	2,203	1,173
Thereafter	23,639	1,403
Total future minimum lease obligation	$38,344	$22,521

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
At December 31, 2014, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$3,491	$391
Canadian Dollar	40,550	38
Japanese Yen	22,201	(1,008)
Mexican Peso	34,060	(1,991)
Total	$100,302	$(2,570)
These contracts, with maturities through December 31, 2015, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of December 31, 2014 and 2013 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$534	$(3,104)	$(2,570)
Total derivatives designated as hedging instruments	$534	$(3,104)	$(2,570)
Commodity contracts(1)	$—	$(4,609)	$(4,609)
Total derivatives not designated as hedging instruments	$—	$(4,609)	$(4,609)
Total derivatives	$534	$(7,713)	$(7,179)

	Carrying Values of Derivative Instruments as of December 31, 2013
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,194	$(1,203)	$(9)
Total derivatives designated as hedging instruments	$1,194	$(1,203)	$(9)
Commodity contracts(1)	$46	$(16)	$30
Total derivatives not designated as hedging instruments	$46	$(16)	$30
Total derivatives	$1,240	$(1,219)	$21

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The table below provides data about the amount of gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	For the Years Ended December 31,
	2014	2013
Interest rate contracts	—	$(26)
Foreign currency contracts	$(1,631)	1,636
Total	$(1,631)	$1,610
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income (loss) into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2014 and 2013.
The Company recognized a loss of $4,820,000 and $878,000 in cost of sales on commodity contracts not designated as hedging instruments in 2014 and 2013, respectively.

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
Sales to external customers based on the location of the customer and property and equipment, net, by geography are presented in the tables below (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
United States	$3,339,905	$2,721,300	$2,310,943
Canada	454,608	463,316	438,208
Other foreign countries	685,135	592,452	460,631
Consolidated sales	$4,479,648	$3,777,068	$3,209,782

	As of December 31,
	2014	2013
United States	$432,614	$349,224
Mexico	49,064	52,450
Other foreign countries	73,750	53,493
Consolidated property and equipment, net	$555,428	$455,167

Note 13. Subsequent Events
On January 9, 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on off-road vehicle production. The Company will break ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016.
On January 29, 2015, the Board of Directors approved an increase in the Company’s common stock repurchase authorization by 4.0 million shares. The additional share repurchase authorization, together with the 1.1 million shares remaining available for repurchase under the prior authorization, represents approximately eight percent of the shares of Polaris common stock currently outstanding.
The Company has evaluated events subsequent to the balance sheet date through the date the consolidated financial statements have been filed. There were no other subsequent events which required recognition or disclosure in the consolidated financial statements.

Note 14. Quarterly Financial Data (unaudited)

	Sales	Gross profit	Net income from continuing operations	Net income	Diluted net income per share from continuing operations	Diluted net income per share
	(In thousands, except per share data)
2014
First Quarter	$888,346	$258,417	$80,901	$80,901	$1.19	$1.19
Second Quarter	1,013,959	304,914	96,905	96,905	1.42	1.42
Third Quarter	1,302,343	388,274	140,826	140,826	2.06	2.06
Fourth Quarter	1,275,000	367,573	135,397	135,397	1.98	1.98
Totals	$4,479,648	$1,319,178	$454,029	$454,029	$6.65	$6.65
2013
First Quarter	$745,909	$216,648	$75,464	$75,464	$1.07	$1.07
Second Quarter	844,800	252,338	80,004	80,004	1.13	1.13
Third Quarter	1,102,649	334,785	116,921	113,144	1.64	1.59
Fourth Quarter	1,083,710	317,108	108,680	108,680	1.56	1.56
Totals	$3,777,068	$1,120,879	$381,069	$377,292	$5.40	$5.35

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Proposal 1 – Election of Directors—Information Concerning Nominees and Directors," "Corporate Governance—Committees of the Board and Meetings—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Polaris definitive Proxy Statement to be filed on or about March 13, 2015 (the "2015 Proxy Statement"), are incorporated herein by reference. See also Item 1 "Executive Officers of the Registrant" on page 12 in Part I hereof.
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

Item 11. Executive Compensation
The sections entitled "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation" in the Company's 2015 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Company’s 2015 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled "Corporate Governance—Corporate Governance Guidelines and Independence" and "Corporate Governance—Certain Relationships and Related Transactions" in the Company’s 2015 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled "Fees Paid to Independent Registered Public Accounting Firm" in the Company’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 38 are included in Part II of this Form 10-K.
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
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 20, 2015, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 20, 2015.

POLARIS INDUSTRIES INC.
By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ SCOTT W. WINE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2015
Scott W. Wine

	/S/ MICHAEL W. MALONE	Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2015
Michael W. Malone

	*	Director	February 20, 2015
Annette K. Clayton

	*	Director	February 20, 2015
Brian C. Cornell

	*	Director	February 20, 2015
Kevin M. Farr

	*	Director	February 20, 2015
Gary E. Hendrickson

	*	Director	February 20, 2015
Bernd F. Kessler

	*	Director	February 20, 2015
R. M. Schreck

	*	Lead Director	February 20, 2015
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 20, 2015
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

POLARIS INDUSTRIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2012: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4,473	$375	365	$(945)	$4,268
2013: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4,268	$75	$2,192	$(640)	$5,895
2014: Deducted from asset accounts—Allowance for doubtful accounts receivable	$5,895	$2,347	$265	$(1,083)	$7,424

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In thousands)
2012: Deducted from asset accounts—Allowance for obsolete inventory	$15,943	$6,258	$15	$(4,859)	$17,357
2013: Deducted from asset accounts—Allowance for obsolete inventory	$17,357	$9,966	$2,423	$(8,143)	$21,603
2014: Deducted from asset accounts—Allowance for obsolete inventory	$21,603	$12,868	$600	$(8,900)	$26,171

(2)	Inventory disposals, net of recoveries.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2014

Exhibit Number	Description
3.a
Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective October 24, 2011, incorporated by reference to Exhibit 3.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.b	Bylaws of the Company, as amended and restated on April 29, 2010, incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4/A, filed November 21, 1994 (No. 033-55769).

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

.e	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 20, 2013.

10.a
Amendments to the Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q filed October 29, 2014.*

.b
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
Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective April 24, 2014, incorporated by reference to Annex A to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014.*

.h
Polaris Industries Inc. Long Term Incentive Plan, as amended and restated effective January 22, 2009 and as further amended effective January 20, 2011, incorporated by reference to Annex B to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2014 (cont.)

.i
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 10, 2011.*

.j
Form of Performance Based Restricted Share Award Agreement for performance based restricted shares awarded to named executive officers in 2008 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

.k
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Single Trigger), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.l
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) Performance Based Restricted Share Award Agreement form (Double Trigger), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.m
Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*

.n
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

.u	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.v
Employment Offer Letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.w	Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel.*

.x	Form of Severance Agreement entered into with executive officers of the Company, incorporated by reference to Exhibit 10.dd to the Company’s Current Report on Form 8-K filed January 17, 2008.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2014 (cont.)

.y
Severance, Proprietary Information and Noncompetition Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.z	Form of Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.aa
Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.bb
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

.cc
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

.dd
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

.ee
Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.ff
Share Repurchase Agreement dated November 12, 2013, by and among the Company and Fuji Heavy Industries Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2013.

.gg	Form of Nonqualified Stock Option Agreement entered into with Kenneth J. Pucel.*

.hh	Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel.*

.ii	Form of Severance Agreement entered into with Kenneth J. Pucel.*

.jj	Form of Incentive Plan Acknowledgement for David C. Longren.*

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2014 included pursuant to Note 2 to General Instruction G.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2014 (cont.)

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan.