Form 10-Q
period 2015-03-31
POLARIS INDUSTRIES INC/MN
filed 2015-04-30
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 23, 2015, 66,459,377 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,005	$137,600
Trade receivables, net	173,199	204,876
Inventories, net	629,285	565,685
Prepaid expenses and other	70,964	71,526
Income taxes receivable	5,308	2,691
Deferred tax assets	112,494	114,177
Total current assets	1,102,255	1,096,555
Property and equipment, net	558,753	555,428
Investment in finance affiliate	96,247	89,107
Deferred tax assets	35,656	41,201
Goodwill and other intangible assets, net	210,451	223,966
Other long-term assets	77,421	68,678
Total assets	$2,080,783	$2,074,935
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations	$2,203	$2,528
Accounts payable	304,656	343,470
Accrued expenses:
Compensation	56,583	102,379
Warranties	48,634	53,104
Sales promotions and incentives	136,653	138,630
Dealer holdback	107,087	120,093
Other	74,543	79,262
Income taxes payable	19,698	11,344
Total current liabilities	750,057	850,810
Long-term income taxes payable	10,091	10,568
Capital lease obligations and notes payable	35,174	23,620
Long-term debt	291,688	200,000
Deferred tax liabilities	15,719	18,191
Other long-term liabilities	101,081	96,951
Total liabilities	$1,203,810	$1,200,140
Deferred compensation	$14,695	$13,528
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 66,456 and 66,307 shares issued and outstanding, respectively	$665	$663
Additional paid-in capital	543,828	486,005
Retained earnings	373,610	401,840
Accumulated other comprehensive loss, net	(55,825)	(27,241)
Total shareholders’ equity	862,278	861,267
Total liabilities and shareholders’ equity	$2,080,783	$2,074,935
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2015	2014
Sales	$1,033,345	$888,346
Cost of sales	739,614	629,929
Gross profit	293,731	258,417
Operating expenses:
Selling and marketing	69,685	65,570
Research and development	38,863	35,513
General and administrative	49,539	41,292
Total operating expenses	158,087	142,375
Income from financial services	14,642	10,640
Operating income	150,286	126,682
Non-operating expense (income):
Interest expense	2,910	2,812
Equity in loss of other affiliates	1,623	896
Other expense (income), net	7,440	(2,105)
Income before income taxes	138,313	125,079
Provision for income taxes	49,750	44,178
Net income	$88,563	$80,901
Basic net income per share	$1.33	$1.23
Diluted net income per share	$1.30	$1.19
Weighted average shares outstanding:
Basic	66,429	65,833
Diluted	68,146	67,958

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$88,563	$80,901
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $15 in 2015 and ($16) in 2014	(30,156)	1,307
Unrealized gain on derivative instruments, net of tax expense of $935 in 2015 and $337 in 2014	1,572	566
Comprehensive income	$59,979	$82,774
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net income	$88,563	$80,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,081	28,069
Noncash compensation	17,094	12,785
Noncash income from financial services	(6,794)	(1,543)
Deferred income taxes	5,868	(2,262)
Tax effect of share-based compensation exercises	(27,476)	(8,884)
Other, net	3,090	896
Changes in operating assets and liabilities:
Trade receivables	26,749	36,037
Inventories	(66,063)	(63,210)
Accounts payable	(40,433)	19,727
Accrued expenses	(59,831)	(81,942)
Income taxes payable/receivable	33,241	35,312
Prepaid expenses and others, net	(6,864)	(11,139)
Net cash provided by operating activities	4,225	44,747
Investing Activities:
Purchase of property and equipment	(30,784)	(39,703)
Investment in finance affiliate, net	(346)	(678)
Investment in other affiliates	(10,049)	—
Net cash used for investing activities	(41,179)	(40,381)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	817,324	652,838
Repayments under debt arrangements / capital lease obligations	(723,306)	(633,887)
Repurchase and retirement of common shares	(86,267)	(244)
Cash dividends to shareholders	(35,114)	(31,719)
Proceeds from stock issuances under employee plans	19,010	9,365
Tax effect of proceeds from share-based compensation exercises	27,476	8,884
Net cash provided by financing activities	19,123	5,237
Impact of currency exchange rates on cash balances	(8,764)	(62)
Net increase (decrease) in cash and cash equivalents	(26,595)	9,541
Cash and cash equivalents at beginning of period	137,600	92,248
Cash and cash equivalents at end of period	$111,005	$101,789

Noncash Activity:
Property and equipment obtained through capital leases and notes payable	$14,500	$24,908
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$1,027	$861
Income taxes paid	12,446	10,020
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Industries Inc. ("Polaris" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the Securities and Exchange Commission. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which include all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$45,123	$45,123	—	—
Total assets at fair value	$45,123	$45,123	—	—
Commodity contracts, net	$(3,925)	—	$(3,925)	—
Foreign exchange contracts, net	(53)	—	(53)	—
Non-qualified deferred compensation liabilities	(45,123)	(45,123)	—	—
Total liabilities at fair value	$(49,101)	$(45,123)	$(3,978)	—
	Fair Value Measurements as of December 31, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$41,797	$41,797	—	—
Total assets at fair value	$41,797	$41,797	—	—
Commodity contracts, net	$(4,609)	—	$(4,609)	—
Foreign exchange contracts, net	(2,570)	—	(2,570)	—
Non-qualified deferred compensation liabilities	(41,797)	$(41,797)	—	—
Total liabilities at fair value	$(48,976)	$(41,797)	$(7,179)	—

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and purchased components	$174,198	$165,823
Service parts, garments and accessories	162,578	163,455
Finished goods	321,300	262,578
Less: reserves	(28,791)	(26,171)
Inventories	$629,285	$565,685
Product warranties. Polaris provides a limited warranty for its ORVs for a period of six months, for a period of one year for its snowmobiles, for a period of one or two years for its motorcycles depending on brand and model year, and for a two year period for GEM, Goupil and Aixam vehicles. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$53,104	$52,818
Additions to warranty reserve through acquisitions	50	—
Additions charged to expense	13,919	11,027
Warranty claims paid	(18,439)	(16,621)
Balance at end of period	$48,634	$47,224
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. Polaris is required to adopt the new pronouncement on January 1, 2017 using one of two retrospective application methods. The Company is evaluating the application method and the impact of this new standard on the financial statements.
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

Total share-based compensation expenses were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Option plan	$6,585	$5,578
Other share-based awards	6,757	4,411
Total share-based compensation before tax	13,342	9,989
Tax benefit	4,977	3,729
Total share-based compensation expense included in net income	$8,365	$6,260
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2015, there was $121,340,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.02 years. Included in unrecognized share-based compensation is approximately $56,309,000 related to stock options and $65,031,000 for restricted stock.

Note 3. Financing Agreements
Debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at March 31, 2015	Maturity	March 31, 2015	December 31, 2014
Revolving loan facility	0.90%	March 2020	$91,688	—
Senior notes—fixed rate	3.81%	May 2018	25,000	$25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.04%	Various through 2029	22,877	26,148
Notes payable	3.50%	June 2027	14,500	—
Total debt, capital lease obligations, and notes payable			$329,065	$226,148
Less: current maturities			2,203	2,528
Total long-term debt, capital lease obligations, and notes payable			$326,862	$223,620
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In January 2013, Polaris amended the loan facility to provide more beneficial covenant and interest rate terms and extend the expiration date from August 2016 to January 2018. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of March 31, 2015.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on off-road vehicle production. The Company broke ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016. A mortgage note payable agreement of $14,500,000 for land, on which Polaris is building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $114,293,000 of goodwill and $96,158,000 of intangible assets, net of accumulated amortization, as of March 31, 2015.
In November 2014, the Company acquired certain assets of LSI Products Inc. and Armor Holdings, LLC. (collectively, "Pro Armor"). Pro Armor is an industry-leading brand in performance side-by-side accessories. In January 2015, Polaris completed a non-cash acquisition of the electric motorcycle business from Brammo, Inc. ("Brammo"). Brammo will continue to be a designer and developer of electric vehicle powertrains. As of March 31, 2015, the purchase price allocations for Pro Armor and Brammo remain preliminary.
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in thousands):

Three months ended March 31, 2015
Goodwill, beginning of period	$123,031
Goodwill acquired	110
Currency translation effect on foreign goodwill balances	(8,848)
Goodwill, end of period	$114,293
For other intangible assets, the changes in the net carrying amount for the three months ended March 31, 2015 were as follows (in thousands):

	Three months ended March 31, 2015
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$124,093	$(23,158)
Intangible assets acquired during the period	2,864	—
Amortization expense	—	(2,752)
Foreign currency translation effect on balances	(6,363)	1,474
Other intangible assets, end of period	$120,594	$(24,436)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2015	December 31, 2014
Non-amortizable—indefinite lived:
Brand names		$44,787	$46,224
Amortized:
Non-compete agreements	5	540	540
Dealer/customer related	7	58,122	62,758
Developed technology	5-7	17,145	14,571
Total amortizable		75,807	77,869
Less: Accumulated amortization		(24,436)	(23,158)
Net amortized other intangible assets		51,371	54,711
Total other intangible assets, net		$96,158	$100,935
Amortization expense for intangible assets for the three months ended March 31, 2015 and 2014 was $2,752,000 and $2,745,000, respectively. Estimated amortization expense for the remainder of 2015 through 2020 is as follows: 2015 (remainder), $8,300,000; 2016, $11,000,000; 2017, $10,700,000; 2018, $9,200,000; 2019, $8,000,000; 2020, $3,200,000; and after 2020, $1,000,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the three months ended March 31, 2015, Polaris paid $86,267,000 to repurchase and retire approximately 571,000 shares of its common stock. As of March 31, 2015, the Board of Directors has authorized the Company to repurchase up to an additional 4,479,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.53 per share on March 16, 2015 to holders of record at the close of business on March 2, 2015. On April 30, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on June 15, 2015 to holders of record of such shares at the close of business on June 1, 2015. Cash dividends declared per common share for the three months ended March 31, 2015 and 2014, were as follows:

	Three months ended March 31,
	2015	2014
Cash dividends declared and paid per common share	$0.53	$0.48
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

	Three months ended March 31,
	2015	2014
Weighted average number of common shares outstanding	66,137	65,557
Director Plan and deferred stock units	205	201
ESOP	87	75
Common shares outstanding—basic	66,429	65,833
Dilutive effect of Option Plans and Omnibus Plan	1,717	2,125
Common and potential common shares outstanding—diluted	68,146	67,958
During the three months ended March 31, 2015, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 742,000 compared to 379,000 for the same period in 2014.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(25,789)	$(1,452)	$(27,241)
Reclassification to the income statement	—	392	392
Change in fair value	(30,156)	1,180	(28,976)
Balance as of March 31, 2015	$(55,945)	$120	$(55,825)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended March 31,
		2015	2014
Foreign currency contracts	Other expense (income), net	$504	$(410)
Foreign currency contracts	Cost of sales	(896)	102
Total		$(392)	$(308)

The net amount of the existing gains or losses at March 31, 2015 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris' derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $96,247,000 at March 31, 2015 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2015, the outstanding amount of net receivables financed for dealers under this arrangement was $1,221,937,000, which included $382,158,000 in the Polaris Acceptance portfolio and $839,779,000 of receivables within the Securitization Facility ("Securitized Receivables").
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2015, the potential 15 percent aggregate repurchase obligation is approximately $146,440,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Capital One, Sheffield Financial, Synchrony Bank, Freedom Road and Chrome Capital, under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 7. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of March 31, 2015, and December 31, 2014, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited ("Eicher"). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of March 31, 2015 and 2014, the carrying value of the Company's investment in EPPL was $17,987,000 and $5,602,000, respectively. Through March 31, 2015, Polaris has invested $26,927,000 in the joint venture. Polaris' share of EPPL loss for the three months ended March 31, 2015 and 2014 was $1,623,000 and $896,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
Brammo is a privately held designer and developer of electric powertrains, which Polaris has invested in since 2011. The investment in Brammo is accounted for under the cost method. Brammo is in the early stages of designing, developing, and selling electric vehicle powertrains. As such, a risk exists that Brammo may not be able to secure sufficient financing to reach viability through cash flow from operations. In January 2015, Polaris acquired the electric motorcycle business from Brammo, and also made an additional investment in the remaining Brammo business, which will continue to be a designer and developer of electric vehicle powertrains.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. No impairments were recognized on currently held investments in the three months ended March 31, 2015 and 2014.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2015, the Company had an accrual of $16,700,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of March 31, 2015 and December 31, 2014, the fair value of contingent purchase price commitments was $29,150,000 and $27,908,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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
At March 31, 2015, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$10,681	$567
Canadian Dollar	181,253	2,150
Japanese Yen	16,882	(795)
Mexican Peso	35,105	(1,975)
Total	$243,921	$(53)

These contracts, with maturities through June 30, 2016, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel. These diesel fuel derivative contracts have not met the criteria for hedge accounting. The Company recognized a loss of $1,053,000 and $17,000 in cost of sales on commodity contracts not designated as hedging instruments during the three months ended March 31, 2015 and 2014, respectively.
The table below summarizes the carrying values of derivative instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,881	$(2,934)	$(53)
Total derivatives designated as hedging instruments	$2,881	$(2,934)	$(53)
Commodity contracts(1)	$—	$(3,925)	$(3,925)
Total derivatives not designated as hedging instruments	$—	$(3,925)	$(3,925)
Total derivatives	$2,881	$(6,859)	$(3,978)

	Carrying Values of Derivative Instruments as of December 31, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$534	$(3,104)	$(2,570)
Total derivatives designated as hedging instruments	$534	$(3,104)	$(2,570)
Commodity contracts(1)	—	$(4,609)	$(4,609)
Total derivatives not designated as hedging instruments	—	$(4,609)	$(4,609)
Total derivatives	$534	$(7,713)	$(7,179)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement.
The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

Gains From Derivatives in Cash Flow Hedging Relationships	Three months ended March 31,
	2015	2014
Foreign currency contracts	$1,572	$566
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2015.

Note 10. Subsequent Events
On April 21, 2015, Polaris acquired Timbersled Products, Inc. ("Timbersled"), a privately owned company based in Idaho that designs, develops, manufactures, sells and distributes a Snow Bike kit and snowmobile accessories. Timbersled is a leading brand in the Snow Bike market. The acquisition is intended to strengthen Polaris' long-term snowmobile growth strategy and commitment to the snowmobile powersports industry.

On April 22, 2015, Polaris acquired HH Investment Limited (”Hammerhead”), a privately owned company based in Shanghai, China that manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Offroad® brand, along with maintaining key private label relationships with other original equipment manufacturers. The acquisition is intended to expand both Polaris' international manufacturing footprint and product breadth of off-road vehicles.
These acquisitions are not material to the consolidated financial statements.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $88.6 million, or $1.30 per diluted share, an earnings per diluted share increase of nine percent compared to 2014 first quarter net income of $80.9 million, or $1.19 per diluted share. Sales totaled $1,033.3 million, an increase of 16 percent from last year’s first quarter sales of $888.3 million. The sales increase was driven primarily by increased sales of ORVs, motorcycles and PG&A, improved pricing and beneficial mix. Our unit retail sales to consumers in North America grew eight percent in the first quarter of 2015, with the increased demand primarily of ORVs and motorcycles. Our sales to customers outside of North America declined seven percent driven by lower sales in ORVs and motorcycles, due to a decline in sales in the Europe, Middle East and Africa (“EMEA”) region of 15 percent, offset by a 75 percent increase in Latin American sales and a six percent increase in sales in the Asia/Pacific region. Our gross profit of $293.7 million increased 14 percent from $258.4 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction efforts, partially offset by negative currency impacts and unfavorable mix. Our liquidity remained healthy with $111.0 million of cash on hand and $408.3 million of availability on our revolving loan facility at March 31, 2015.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the first quarter 2015 to the first quarter 2014.
Sales:
First quarter sales were $1,033.3 million, a 16 percent increase from $888.3 million of sales in the prior year. The following table is an analysis of the percentage change in total Company sales:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2015
Volume	10%
Product mix and price	10
Currency	(4)
16%
Volume increased as we shipped more ORVs, snowmobiles, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed to the growth primarily due to the positive benefit of a greater number of higher priced ORVs and motorcycles sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to the Euro and other international currencies negatively impacted our first quarter sales by approximately $32.0 million when compared to the prior year period exchange rate.

Our components of sales were as follows:

	Three months ended March 31,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
Off-Road Vehicles	$645.4	63%	$580.1	65%	11%
Snowmobiles	14.5	1%	15.6	2%	(7)%
Motorcycles	137.4	13%	78.9	9%	74%
Global Adjacent Markets	65.4	6%	61.2	7%	7%
PG&A	170.6	17%	152.5	17%	12%
Total Sales	$1,033.3	100%	$888.3	100%	16%
ORVs: The eleven percent increase in sales reflects ongoing market acceptance of our numerous brands of off-road vehicles. Our North American ORV quarter unit retail sales to consumers increased mid-single digits percent, with consumer purchases of RANGER® and RZR® side-by-side vehicles each increasing from the first quarter last year. North American ATV retail sales were about flat for the quarter due to heavy competitive promotional spending during the 2015 first quarter. North American industry ORV retail sales increased mid-single digits percent from the first quarter of 2014. Polaris' North American dealer unit inventory was higher in the 2015 first quarter compared to a year ago reflecting new segments added, an increase in dealer count and the change to the ATV Retail Flow Management (RFM) sales order process. Quarter sales outside of North America decreased ten percent, primarily due to weak economic conditions in the EMEA region, as well as the currency impact of the strong U.S. dollar. The quarter average per unit sales price increased seven percent primarily as a result of the increased sales of higher priced side-by-side vehicle models.
Snowmobiles: Sales decreased seven percent primarily due to a negative currency impact on sales of 13% for the quarter. Historically, the first quarter is a slow quarter for shipments to dealers due to the seasonality of the business. Polaris and North American industry retail sales both decreased during the quarter. Dealer inventory levels, while elevated from the prior season-end, remain at acceptable levels for the 2014-2015 season-end. Sales to customers outside of North America decreased 12 percent in the first quarter 2015 due to the currency impact of the stronger U.S. dollar. During the quarter, the Company introduced its model year 2016 snowmobile lineup highlighted by the all-new 408-pound 800 PRO-RMK®. The average per unit sales price decreased 21 percent due to a decrease in international sales, driven by the currency impact of the strong U.S. dollar.
For the snowmobile season ended March 31, 2015 compared to season ended March 31, 2014, the North American industry retail sales were up mid-single digits percent due to favorable early snowfall levels in parts of the North American snowmobile riding areas and strong new product introductions. Our North American retail sales were up high-single digits percent for the full 2014-2015 season, resulting in an increase in market share.
Motorcycles: The increase in sales is due to increased shipments of Victory® and Indian® motorcycles and Slingshot®. Consumer retail demand for Polaris motorcycles was up about double last year's first quarter, driven by strong Indian Motorcycle and Slingshot retail sales, while first quarter North American industry heavyweight cruiser and touring motorcycle retail sales were up only one percent from 2014. All three brands added to their product portfolios during the quarter as Indian Motorcycle introduced the Indian Chief Dark Horse®; Victory introduced the Magnum™ X-1; and Slingshot added a limited edition model. Increased shipments of Indian motorcycles and Slingshot are the primary driver of North American Polaris dealer inventory increasing approximately twenty percent. Quarter sales to customers outside of North America decreased 12 percent due to the currency impact of the strong U.S. dollar. The quarter average per unit sales price increased two percent.
Global Adjacent Markets: The increase in sales is primarily due to double digit sales growth within our military group. Our work and transportation ("W&T") group sales increased mid-single digits percent with North American W&T sales increasing double-digits percent while W&T outside North America declined partly resulting from lower Aixam sales in EMEA due to the impact of negative currencies.
PG&A: The sales increase was driven primarily by increases in ORV, motorcycles and Global Adjacent Markets related PG&A resulting from continued product innovation, increased integration of accessories, improved product availability, sales contributions from our 2014 acquisitions, and an ongoing focus on Klim® apparel sales. This sales increase was partially offset by weak snowmobile parts sales due to poor snowfall in key riding areas during the 2015 first quarter. Quarter sales to customers outside North America were approximately flat.

Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
United States	$810.1	78%	$639.7	72%	27%
Canada	70.1	7%	83.5	9%	(16)%
Other foreign countries	153.1	15%	165.1	19%	(7)%
Total sales	$1,033.3	100%	$888.3	100%	16%

United States: Sales in the United States increased due to higher shipments of ORVs, snowmobiles, motorcycles and PG&A, improved pricing and more beneficial product mix.
Canada: Sales in Canada decreased primarily due to an unfavorable eleven percent currency rate movement impact on sales.
Other foreign countries: Sales in other foreign countries decreased primarily due to decreased sales of ORVs, particularly ATV and side-by-side vehicles, and motorcycles in the EMEA region. These sales decreases were offset by a 75 percent increase in Latin American sales and a six percent increase in sales in Asia/Pacific. Currency rate movements had a negative impact on sales of 16 percent.
Cost of Sales:

	Three months ended March 31,
($ in millions)	2015	Percent of Total Cost of Sales	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014
Purchased materials and services	$635.2	86%	$549.3	87%	16%
Labor and benefits	61.3	8%	49.3	8%	24%
Depreciation and amortization	29.2	4%	20.3	3%	44%
Warranty costs	13.9	2%	11.0	2%	26%
Total cost of sales	$739.6	100%	$629.9	100%	17%
Percentage of sales	71.6%		70.9%	+66 basis points
The increase in cost of sales dollars resulted primarily from the effect of increases in volume on purchased materials and labor and benefits.
 Gross Profit:

	Three months ended March 31,
($ in millions)	2015	2014	Change 2015 vs. 2014
Gross profit dollars	$293.7	$258.4	14%
Percentage of sales	28.4%	29.1%	-66 basis points
Gross profit, as a percentage of sales, decreased due to negative currency rate movements, primarily the Canadian dollar, along with unfavorable mix, partially offset by lower product costs and higher pricing. Foreign currencies had a negative impact to gross profit of approximately $12.0 million for the quarter. Gross profit in absolute dollars increased from higher sales volume, lower product costs and higher pricing offset by negative impacts from currency and unfavorable mix.

Operating Expenses:

	Three months ended March 31,
($ in millions)	2015	2014	Change 2015 vs. 2014
Selling and marketing	$69.7	$65.6	6%
Research and development	38.9	35.5	10%
General and administrative	49.5	41.3	20%
Total operating expenses	$158.1	$142.4	11%
Percentage of sales	15.3%	16.0%	-73 basis points
The increase in operating expenses was lower than the increase in sales primarily due to the realization of operating expense leverage from prior years research and development and infrastructure investments, offset partially by higher long-term incentive compensation expense. Operating expenses in absolute dollars also increased due to higher marketing and advertising expenses related to the launch of various new products and infrastructure investments being made to support our global growth initiative. Foreign currencies had a favorable impact to operating expenses of approximately $5.0 million for the quarter.
Income from Financial Services:

	Three months ended March 31,
($ in millions)	2015	2014	Change 2015 vs. 2014
Income from financial services	$14.6	$10.6	38%
Percentage of sales	1.4%	1.2%	+22 basis points
The increase in income from financial services is due to higher income from dealer inventory financing through Polaris Acceptance and increased profitability of the retail credit portfolio. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended March 31,
($ in millions except per share data)	2015	2014	Change 2015 vs. 2014
Interest expense	$2.9	$2.8	3%
Equity in loss of other affiliates	$1.6	$0.9	81%
Other expense (income), net	$7.4	$(2.1)	NM

Income before taxes	$138.3	$125.1	11%
Provision for income taxes	$49.8	$44.2	13%
Percentage of income before taxes	36.0%	35.3%	+65 basis points

Net income	$88.6	$80.9	9%
Diluted net income per share:	$1.30	$1.19	9%
Weighted average diluted shares outstanding	68.1	68.0	0%
NM = not meaningful
Interest expense: The increase is primarily due to increased debt levels through borrowings on our existing revolving credit facility.
Equity in loss of other affiliates: Increased losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production activities. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense (income), net: The change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.

Provision for income taxes: The increase primarily relates to lower income from the Company's international operations in the 2015 first quarter compared to the same period last year, and the income tax rate in the first quarter 2014 reflecting favorable outcomes of income tax audits.
Weighted average shares outstanding: Over the time period within and between the comparable first quarter periods, the issuance of shares under employee compensation plans offset share repurchases under our stock repurchase program, resulting in approximately flat weighted average shares outstanding.
Cash Dividends:
We paid a regular cash dividend of $0.53 per share on March 16, 2015 to holders of record at the close of business on March 2, 2015. On April 30, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on June 15, 2015 to holders of record of such shares at the close of business on June 1, 2015.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2015	2014	Change
Total cash provided by (used for):
Operating activities	$4.2	$44.8	$(40.6)
Investing activities	(41.2)	(40.4)	(0.8)
Financing activities	19.1	5.2	13.9
Impact of currency exchange rates on cash balances	(8.7)	(0.1)	(8.6)
Increase (decrease) in cash and cash equivalents	$(26.6)	$9.5	$(36.1)
Operating activities: The $40.6 million decrease in net cash provided by operating activities in 2015 is primarily the result of higher net income compared to 2014, which includes a $9.0 million increase in depreciation and amortization, more than offset by an $18.6 million increase in tax effects of share-based compensation exercises and a $48.0 million increase in net working capital. Changes in working capital (as reflected in our statements of cash flows) for the quarter was an increase of $113.2 million, compared to an increase of $65.2 million for the same period in 2014. This was primarily due to an increase in net cash used of $60.2 million related to timing of payments made for accounts payable to support the growth in the business and timing of collections of trade receivables of $9.3 million, partially offset by a decrease in net cash used of $22.1 million related to lower incentive compensation paid in cash.
Investing activities: The primary use of cash was for the purchase of property and equipment and the continued investments in Brammo and EPPL. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities. We expect that capital expenditures for the full year 2015 will be greater than $250 million.
Financing activities: Cash used for financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $94.0 million compared to net borrowings of $19.0 million in the 2014 comparable period, and common stock repurchases of $86.3 million compared to $0.2 million in the 2014 comparable period. Additionally, we paid cash dividends of $35.1 million and $31.7 million for the three months ended March 31, 2015 and 2014, respectively. Proceeds from the issuance of stock under employee plans were $19.0 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We are party to a $500 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We enter into leasing arrangements to finance the use of certain property and equipment.
In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on off-road vehicle production. We broke ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016. A mortgage note payable agreement of $14.5 million for land, on which we are building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note.
Debt, capital lease obligations, notes payable, and the average related interest rates at March 31, 2015 were as follows:

($ in millions)	Average interest rate at March 31, 2015	Maturity	March 31, 2015
Revolving loan facility	0.90%	March 2020	$91.7
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.04%	Various through 2029	22.9
Notes payable	3.50%	June 2027	14.5
Total debt, capital lease obligations, and notes payable			$329.1
Less: current maturities			2.2
Long-term debt, capital lease obligations, and notes payable			$326.9
Our debt to total capital ratio was 28 percent and 35 percent at March 31, 2015 and 2014, respectively.
Additionally, at March 31, 2015 we had letters of credit outstanding of $23.4 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 79.0 million shares of our common stock. Of that total, approximately 74.5 million shares have been repurchased cumulatively from 1996 through March 31, 2015. We repurchased approximately 0.6 million shares of our common stock for $86.3 million during the first three months of 2015, which had a nominal impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 4.5 million shares of our common stock as of March 31, 2015. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation ("GECDF"), an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris Acceptance sells a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At March 31, 2015, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,221.9 million, a 28 percent increase from $958.2 million at March 31, 2014.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of GECDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2015, was $96.2 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2015, the agreements in place were as follows:

Financial institution	Agreement expiration date
Capital One	October 2015
Chrome Capital	January 2018
Freedom Road	February 2016
Sheffield Financial	February 2016
Synchrony Bank	April 2016
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
Other currencies: We operate in various countries, principally in Europe and Australia, through wholly owned subsidiaries and also sell to certain distributors in other countries. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in the Euro and other foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts each of sales, cost of sales and net income.
At March 31, 2015, we had the following open foreign currency hedging contracts for the remainder of 2015 and through June 2016, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	First quarter 2015	Estimated remainder of 2015
Australian Dollar (AUD)	Long	$10,681	$0.80 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	181,253	$0.79 to 1 CAD	Negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	16,882	110 Yen to $1	Positive	Positive
Mexican Peso	Short	35,105	14.59 Peso to $1	Positive	Positive
Norwegian Krone	Long	—	—	Negative	Negative
Swedish Krona	Long	—	—	Negative	Negative
Swiss Franc	Short	—	—	Positive	Positive
The assets and liabilities in all our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2015, we had derivative contracts in place to hedge approximately 50 percent of our diesel fuel exposure for the remainder of 2015. At March 31, 2015, these outstanding diesel swap contracts totaled approximately 6.5 million gallons, with an average fixed price of $3.50 per gallon. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2015 when compared to the same periods in the prior year.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At March 31, 2015, we had an outstanding balance of $91.7 million on the revolving loan.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Capital One, Sheffield Financial, Synchrony Bank, Freedom Road and Chrome Capital; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President — Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2014 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2015	53,000	$146.97	53,000	4,997,000
February 1 — 28, 2015	401,000	$151.29	401,000	4,596,000
March 1 — 31, 2015	117,000	$152.42	117,000	4,479,000
Total	571,000	$151.12	571,000	4,479,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 79.0 million shares of the Company’s common stock (the “Program”). Of that total, 74.5 million shares have been repurchased cumulatively from 1996 through March 31, 2015. The Program does not have an expiration date.

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

10.a
Amendment Agreement dated March 6, 2015, by and among Polaris Industries Inc., Polaris Sales Europe Sárl, the lenders identified therein, and U.S. Bank National Association, as LC Issuer, Swing Line Leader and Administrative Agent, which includes an Amended and Restated Credit Agreement as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2015.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on April 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three month period ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three month period ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	April 30, 2015	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2015	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)