Form 10-Q
period 2015-06-30
POLARIS INDUSTRIES INC/MN
filed 2015-07-24
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 20, 2015, 66,147,942 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,819	$137,600
Trade receivables, net	151,495	204,876
Inventories, net	708,269	565,685
Prepaid expenses and other	66,497	71,526
Income taxes receivable	15,183	2,691
Deferred tax assets	113,656	114,177
Total current assets	1,173,919	1,096,555
Property and equipment, net	569,126	555,428
Investment in finance affiliate	87,625	89,107
Deferred tax assets	40,528	41,201
Goodwill and other intangible assets, net	235,030	223,966
Other long-term assets	75,326	68,678
Total assets	$2,181,554	$2,074,935
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease obligations and notes payable	$4,948	$2,528
Accounts payable	300,639	343,470
Accrued expenses:
Compensation	68,246	102,379
Warranties	45,099	53,104
Sales promotions and incentives	130,158	138,630
Dealer holdback	120,258	120,093
Other	72,758	79,262
Income taxes payable	9,553	11,344
Total current liabilities	751,659	850,810
Long-term income taxes payable	10,429	10,568
Capital lease obligations and notes payable	35,117	23,620
Long-term debt	363,417	200,000
Deferred tax liabilities	16,446	18,191
Other long-term liabilities	102,997	96,951
Total liabilities	$1,280,065	$1,200,140
Deferred compensation	$16,743	$13,528
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 66,144 and 66,307 shares issued and outstanding, respectively	$661	$663
Additional paid-in capital	567,294	486,005
Retained earnings	371,492	401,840
Accumulated other comprehensive loss, net	(54,701)	(27,241)
Total shareholders’ equity	884,746	861,267
Total liabilities and shareholders’ equity	$2,181,554	$2,074,935
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales	$1,124,327	$1,013,959	$2,157,672	$1,902,305
Cost of sales	804,913	709,045	1,544,527	1,338,974
Gross profit	319,414	304,914	613,145	563,331
Operating expenses:
Selling and marketing	79,656	74,178	149,341	139,748
Research and development	41,431	36,984	80,294	72,497
General and administrative	51,948	52,942	101,487	94,234
Total operating expenses	173,035	164,104	331,122	306,479
Income from financial services	17,638	14,625	32,280	25,265
Operating income	164,017	155,435	314,303	282,117
Non-operating expense (income):
Interest expense	2,972	3,039	5,882	5,851
Equity in loss of other affiliates	1,748	967	3,371	1,863
Other expense (income), net	2,681	(1,883)	10,121	(3,988)
Income before income taxes	156,616	153,312	294,929	278,391
Provision for income taxes	55,673	56,407	105,423	100,585
Net income	$100,943	$96,905	$189,506	$177,806
Basic net income per share	$1.52	$1.47	$2.86	$2.70
Diluted net income per share	$1.49	$1.42	$2.79	$2.61
Weighted average shares outstanding:
Basic	66,324	66,060	66,376	65,946
Diluted	67,829	68,088	67,987	68,023

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$100,943	$96,905	$189,506	$177,806
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $198 and $213 in 2015 and ($123) and ($139) in 2014	2,465	(1,459)	(27,691)	(152)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $798 and ($137) in 2015 and $941 and $604 in 2014	(1,341)	(1,581)	231	(1,015)
Comprehensive income	$102,067	$93,865	$162,046	$176,639
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net income	$189,506	$177,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,372	56,781
Noncash compensation	34,452	28,273
Noncash income from financial services	(13,757)	(4,503)
Deferred income taxes	(507)	(7,790)
Tax effect of share-based compensation exercises	(32,863)	(11,939)
Other, net	3,371	1,863
Changes in operating assets and liabilities:
Trade receivables	50,521	52,899
Inventories	(137,362)	(136,323)
Accounts payable	(46,766)	48,666
Accrued expenses	(45,769)	(53,595)
Income taxes payable/receivable	18,821	(6,264)
Prepaid expenses and others, net	(2,110)	(14,961)
Net cash provided by operating activities	89,909	130,913
Investing Activities:
Purchase of property and equipment	(88,663)	(101,607)
Investment in finance affiliate, net	15,239	6,124
Investment in other affiliates	(10,050)	(4,158)
Acquisition of businesses, net of cash acquired	(27,019)	(17,199)
Net cash used for investing activities	(110,493)	(116,840)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	1,481,655	1,452,444
Repayments under debt arrangements / capital lease obligations	(1,303,098)	(1,397,210)
Repurchase and retirement of common shares	(157,739)	(3,945)
Cash dividends to shareholders	(70,061)	(63,415)
Proceeds from stock issuances under employee plans	25,133	12,994
Tax effect of proceeds from share-based compensation exercises	32,863	11,939
Net cash provided by financing activities	8,753	12,807
Impact of currency exchange rates on cash balances	(6,950)	(88)
Net increase (decrease) in cash and cash equivalents	(18,781)	26,792
Cash and cash equivalents at beginning of period	137,600	92,248
Cash and cash equivalents at end of period	$118,819	$119,040

Noncash Activity:
Property and equipment obtained through capital leases and notes payable	$14,500	$24,908
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$5,880	$5,855
Income taxes paid	86,483	109,572
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$45,324	$45,324	—	—
Total assets at fair value	$45,324	$45,324	—	—
Commodity contracts, net	$(1,860)	—	$(1,860)	—
Foreign exchange contracts, net	(2,180)	—	(2,180)	—
Non-qualified deferred compensation liabilities	(45,324)	$(45,324)	—	—
Total liabilities at fair value	$(49,364)	$(45,324)	$(4,040)	—
	Fair Value Measurements as of December 31, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$41,797	$41,797	—	—
Total assets at fair value	$41,797	$41,797	—	—
Commodity contracts, net	$(4,609)	—	$(4,609)	—
Foreign exchange contracts, net	(2,570)	—	(2,570)	—
Non-qualified deferred compensation liabilities	(41,797)	$(41,797)	—	—
Total liabilities at fair value	$(48,976)	$(41,797)	$(7,179)	—

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and purchased components	$180,218	$165,823
Service parts, garments and accessories	171,850	163,455
Finished goods	384,082	262,578
Less: reserves	(27,881)	(26,171)
Inventories	$708,269	$565,685
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$48,634	$47,224	$53,104	$52,818
Additions to warranty reserve through acquisitions	150	110	200	110
Additions charged to expense	14,646	12,270	28,565	23,297
Warranty claims paid	(18,331)	(14,793)	(36,770)	(31,414)
Balance at end of period	$45,099	$44,811	$45,099	$44,811
New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. On July 9, 2015, the FASB voted to defer for one year the effective date, which is now for the Company's interim and annual periods beginning January 1, 2018. The Company is evaluating the application method and the impact of this new standard on the financial statements.
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

Total share-based compensation expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Option plan	$6,595	$6,375	$13,180	$11,953
Other share-based awards	9,721	6,688	16,478	11,099
Total share-based compensation before tax	16,316	13,063	29,658	23,052
Tax benefit	6,085	4,885	11,062	8,614
Total share-based compensation expense included in net income	$10,231	$8,178	$18,596	$14,438
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2015, there was $111,470,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.82 years. Included in unrecognized share-based compensation is approximately $49,885,000 related to stock options and $61,585,000 for restricted stock.

Note 3. Financing Agreements
Debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at June 30, 2015	Maturity	June 30, 2015	December 31, 2014
Revolving loan facility	0.98%	March 2020	$164,403	—
Senior notes—fixed rate	3.81%	May 2018	25,000	$25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.05%	Various through 2029	23,136	26,148
Notes payable	3.50%	June 2027	15,943	—
Total debt, capital lease obligations, and notes payable			$403,482	$226,148
Less: current maturities			4,948	2,528
Total long-term debt, capital lease obligations, and notes payable			$398,534	$223,620
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of June 30, 2015.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 600,000 square-foot facility will focus on off-road vehicle production. The Company broke ground on the facility in the first quarter of 2015 with completion expected in the first half of 2016. A mortgage note payable agreement of $14,500,000 for land, on which Polaris is building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. Forgivable loans related to other Company facilities are also included within notes payable.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $129,580,000 of goodwill and $105,450,000 of intangible assets, net of accumulated amortization, as of June 30, 2015.
Additions to goodwill and other intangible assets relate primarily to the acquisitions of Timbersled Products, Inc. (“Timbersled”) and HH Investment Limited (“Hammerhead”) in April 2015. Timbersled is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry. Hammerhead is based in Shanghai, China and manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Offroad® brand, along with maintaining key private label relationships with other original equipment manufacturers.
For both acquisitions, the respective aggregate purchase prices were allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Timbersled and Hammerhead financial results are included in the Company's consolidated results from the respective dates of acquisition. Pro forma financial results are not presented as the acquisitions are not material to the consolidated financial statements. As of June 30, 2015, the purchase price allocations for both acquisitions remains preliminary.
In November 2014, the Company acquired certain assets of LSI Products Inc. and Armor Holdings, LLC. (collectively, “Pro Armor”). Pro Armor is an industry-leading brand in performance side-by-side accessories. In January 2015, Polaris completed a non-cash acquisition of the electric motorcycle business from Brammo, Inc. (“Brammo”). Brammo will continue to be a designer and developer of electric vehicle powertrains. As of June 30, 2015, the purchase price allocations for Pro Armor and Brammo remain preliminary.
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

Six months ended June 30, 2015
Goodwill, beginning of period	$123,031
Goodwill from businesses acquired	13,614
Currency translation effect on foreign goodwill balances	(7,065)
Goodwill, end of period	$129,580
For other intangible assets, the changes in the net carrying amount for the six months ended June 30, 2015 were as follows (in thousands):

	Six months ended June 30, 2015
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$124,093	$(23,158)
Intangible assets acquired during the period	13,695	—
Amortization expense	—	(5,667)
Foreign currency translation effect on balances	(4,667)	1,154
Other intangible assets, end of period	$133,121	$(27,671)

The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2015	December 31, 2014
Non-amortizable—indefinite lived:
Brand names		$47,937	$46,224
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	7	65,176	62,758
Developed technology	5-7	19,468	14,571
Total amortizable		85,184	77,869
Less: Accumulated amortization		(27,671)	(23,158)
Net amortized other intangible assets		57,513	54,711
Total other intangible assets, net		$105,450	$100,935
Amortization expense for intangible assets for the three months ended June 30, 2015 and 2014 was $2,913,000 and $2,963,000, respectively. Estimated amortization expense for the remainder of 2015 through 2020 is as follows: 2015 (remainder), $6,200,000; 2016, $12,400,000; 2017, $12,000,000; 2018, $10,500,000; 2019, $9,300,000; 2020, $4,400,000; and after 2020, $2,700,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the six months ended June 30, 2015, Polaris paid $157,739,000 to repurchase and retire approximately 1,072,000 shares of its common stock. As of June 30, 2015, the Board of Directors has authorized the Company to repurchase up to an additional 3,978,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.53 per share on June 15, 2015 to holders of record at the close of business on June 1, 2015. On July 22, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on September 15, 2015 to holders of record of such shares at the close of business on September 1, 2015. Cash dividends declared per common share for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash dividends declared and paid per common share	$0.53	$0.48	$1.06	$0.96
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding	66,000	65,769	66,068	65,663
Director Plan and deferred stock units	242	209	224	205
ESOP	82	82	84	78
Common shares outstanding—basic	66,324	66,060	66,376	65,946
Dilutive effect of Option Plans and Omnibus Plan	1,505	2,028	1,611	2,077
Common and potential common shares outstanding—diluted	67,829	68,088	67,987	68,023

During the three and six months ended June 30, 2015, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 1,080,000 and 912,000, respectively, compared to 665,000 and 513,000 for the same periods in 2014.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(25,789)	$(1,452)	$(27,241)
Reclassification to the income statement	—	(384)	(384)
Change in fair value	(27,691)	615	(27,076)
Balance as of June 30, 2015	$(53,480)	$(1,221)	$(54,701)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Foreign currency contracts	Other expense (income), net	$1,898	$(1,687)	$2,402	$(2,097)
Foreign currency contracts	Cost of sales	(1,122)	(42)	(2,018)	60
Total		$776	$(1,729)	$384	$(2,037)
The net amount of the existing gains or losses at June 30, 2015 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris' derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $87,625,000 at June 30, 2015 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2015, the outstanding amount of net receivables financed for dealers under this arrangement was $1,100,439,000, which included $362,333,000 in the Polaris Acceptance portfolio and $738,106,000 of receivables within the Securitization Facility ("Securitized Receivables").
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
Polaris has agreements with Capital One, Sheffield Financial, Synchrony Bank, Freedom Road, Chrome Capital and Ride Today Acceptance, under which these financial institutions provide financing to end consumers of Polaris products. Polaris'

income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 7. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of June 30, 2015 and December 31, 2014, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited ("Eicher"). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of June 30, 2015 and December 31, 2014, the carrying value of the Company's investment in EPPL was $15,708,000 and $14,601,000, respectively. Through June 30, 2015, Polaris has invested $26,927,000 in the joint venture. Polaris' share of EPPL loss for the three and six months ended June 30, 2015 was $1,748,000 and $3,371,000, respectively, compared to $967,000 and $1,863,000 for the same respective periods in 2014. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. No impairments were recognized on currently held investments in the three or six months ended June 30, 2015 and 2014.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2015, the Company had an accrual of $17,661,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of June 30, 2015 and December 31, 2014, the fair value of contingent purchase price commitments was $28,896,000 and $27,908,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

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
At June 30, 2015, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$19,414	$375
Canadian Dollar	174,648	27
Japanese Yen	11,801	(501)
Mexican Peso	41,702	(2,081)
Total	$247,565	$(2,180)
These contracts, with maturities through September 30, 2016, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel. These diesel fuel derivative contracts have not met the criteria for hedge accounting. The Company recognized a gain (loss) for the three and six months ended June 30, 2015 of $383,000 and $(670,000), respectively, in cost of sales on commodity contracts not designated as hedging instruments. The gain (loss) amounts for the comparative periods in 2014 were not material.

The table below summarizes the carrying values of derivative instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,488	$(3,668)	$(2,180)
Total derivatives designated as hedging instruments	$1,488	$(3,668)	$(2,180)
Commodity contracts(1)	—	$(1,860)	$(1,860)
Total derivatives not designated as hedging instruments	—	$(1,860)	$(1,860)
Total derivatives	$1,488	$(5,528)	$(4,040)

	Carrying Values of Derivative Instruments as of December 31, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$534	$(3,104)	$(2,570)
Total derivatives designated as hedging instruments	$534	$(3,104)	$(2,570)
Commodity contracts(1)	—	$(4,609)	$(4,609)
Total derivatives not designated as hedging instruments	—	$(4,609)	$(4,609)
Total derivatives	$534	$(7,713)	$(7,179)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 (in thousands):

Unrealized Gains (Losses) From Derivatives in Cash Flow Hedging Relationships	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Foreign currency contracts	$(1,341)	$(1,581)	$231	$(1,015)
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2015.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month periods ended June 30, 2015 compared to the three and six month periods ended June 30, 2014. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

We reported net income of $100.9 million, or $1.49 per diluted share, an earnings per diluted share increase of five percent compared to 2014 second quarter net income of $96.9 million, or $1.42 per diluted share. Sales totaled $1,124.3 million, an increase of eleven percent from last year’s second quarter sales of $1,014.0 million. The sales increase was driven primarily by increased sales of ORVs, snowmobiles, motorcycles and PG&A, improved pricing and beneficial mix partially offset by unfavorable currencies. Our unit retail sales to consumers in North America grew eleven percent in the second quarter of 2015, with the increased demand primarily for ORVs and motorcycles. Our sales to customers outside of North America decreased four percent driven by 12 percent lower sales in the Europe, Middle East and Africa (“EMEA”) region, partially offset by a 32 percent increase in Latin American sales and a 15 percent increase in sales in the Asia/Pacific region. Our gross profit of $319.4 million increased five percent from $304.9 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction efforts, partially offset by negative currency impacts, higher promotional spending, and approximately $9.0 million of additional manufacturing costs and inefficiencies, as we worked to scale-up production and add capacity to the paint system at our motorcycle facility in Spirit Lake, Iowa. Our liquidity remained healthy with $118.8 million of cash on hand and $335.6 million of availability on our revolving loan facility at June 30, 2015.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the second quarter 2015 to the second quarter 2014, and all "year-to-date" comparisons are from the six month period ended June 30, 2015 to the six month period ended June 30, 2014.
Sales:
Quarter sales were $1,124.3 million, an eleven percent increase from $1,014.0 million of quarter sales in the prior year. Year-to-date sales were $2,157.7 million, a 13 percent increase from $1,902.3 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Volume	9%	10%
Product mix and price	6	7
Currency	(4)	(4)
	11%	13%
Quarter and year-to-date volume increased as we shipped more ORVs, snowmobiles, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed to the growth primarily due to the positive benefit of a greater number of higher priced ORVs and motorcycles sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to the Euro and other international currencies negatively impacted our quarter and year-to-date sales by approximately $41.0 million and $74.0 million, respectively, when compared to the prior year period exchange rates.
Our components of sales were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
Off-Road Vehicles	$688.8	61%	$676.6	67%	2%	$1,334.2	62%	$1,256.8	66%	6%
Snowmobiles	19.3	2%	6.2	1%	215%	33.8	2%	21.7	1%	56%
Motorcycles	162.1	14%	103.1	10%	57%	299.5	13%	182.0	10%	65%
Global Adjacent Markets	66.6	6%	68.4	6%	(3)%	132.0	6%	129.5	7%	2%
PG&A	187.5	17%	159.7	16%	17%	358.2	17%	312.3	16%	15%
Total Sales	$1,124.3	100%	$1,014.0	100%	11%	$2,157.7	100%	$1,902.3	100%	13%
ORVs: The quarter and year-to-date sales increase reflects ongoing market acceptance of our numerous brands of off-road vehicles. Our North American ORV quarter unit retail sales to consumers increased mid-single digits percent, with consumer purchases of side-by-side vehicles, which includes RANGER® and RZR® , increasing high-single digits percent and ATV retail sales increasing by mid-single digits percent. Consumer awareness of the Sportsman ACE™ category also continued to build during the quarter. The Company estimates that North American industry ORV retail sales increased mid-single digits percent from the second quarter of 2014, with consumer purchases of side-by-side vehicles increasing high single digits percent and ATV vehicles increasing low-single digits percent. Polaris' North American dealer unit inventory increased mid-teens percent from the second quarter of 2014, primarily reflecting new segments added, and an increase in dealer count. Quarter sales outside of North America decreased 13 percent, primarily due to weak economic conditions in the EMEA region, as well as the currency impact of the strong U.S. dollar. The quarter average per unit sales price was approximately flat.
Snowmobiles: Historically, the first half of the year are slow quarters for shipments to dealers due to the seasonality of the business. The quarter and year-to-date sales increase is due to an increase in shipments related to the timing of snowmobile production and a higher mix of Polaris's new premium AXYS™ snowmobiles being shipped ahead of the upcoming snowmobile retail selling season.
Motorcycles: The quarter and year-to-date increase in sales is due to increased shipments of Indian® motorcycles and Slingshot®. Consumer North American retail sales for Victory®, Indian Motorcycle, and Slingshot increased by 80 percent for the quarter, driven by Indian Motorcycle and Slingshot retail sales, while quarter North American industry midsize and heavyweight motorcycle retail sales were approximately flat from 2014. Retail sales for the Indian Scout™, Roadmaster™ and the new Chief Dark Horse® drove an over 100 percent increase in retail sales for Indian Motorcycle during the quarter. Victory retail sales in the quarter were lower than the prior year largely due to poor product availability of the new Victory Magnum™ and Magnum X-1, a result of the paint capacity constraints in the Spirit Lake, IA facility. Increased shipments of Indian motorcycles and Slingshot are the primary driver of North American Polaris dealer inventory increasing mid-single digits percent. Quarter sales to customers outside of North America increased 41 percent due primarily to increased Indian shipments. The quarter average per unit sales price was approximately flat.
Global Adjacent Markets: Quarter sales decreased, while year-to-date sales increased. Our work and transportation ("W&T") group sales decreased during the quarter with higher unit shipments more than offset by negative currency impacts. Our government/military group experienced low-single digit percent sales growth during the quarter.
PG&A: The quarter and year-to-date sales increase was driven primarily by double-digit percent sales increases in all operating segment categories, resulting from continued product innovation, increased integration of accessories, improved product availability, sales contributions from our 2014 acquisitions, and an ongoing focus on Klim® apparel sales. Quarter sales to customers outside North America increased four percent.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
United States	$861.0	77%	$736.7	73%	17%	$1,671.1	77%	$1,376.4	72%	21%
Canada	100.4	9%	106.8	10%	(6)%	170.5	8%	190.3	10%	(10)%
Other foreign countries	162.9	14%	170.5	17%	(4)%	316.1	15%	335.6	18%	(6)%
Total sales	$1,124.3	100%	$1,014.0	100%	11%	$2,157.7	100%	$1,902.3	100%	13%

United States: Quarter and year-to-date sales in the United States increased due to higher shipments of ORVs, snowmobiles, motorcycles and PG&A, improved pricing and more beneficial product mix.
Canada: Quarter and year-to-date sales in Canada decreased primarily due to an unfavorable twelve and eleven percent currency rate movement impact on quarter and year-to-date sales, respectively.
Other foreign countries: Quarter and year-to-date sales in other foreign countries decreased primarily due to decreased sales of ORVs, particularly ATV and side-by-side vehicles, primarily in the EMEA region. These sales decreases were partially offset by quarter and year-to-date sales increases in the Latin American and Asia/Pacific regions. Currency rate movements had a negative impacts on sales of 17 and 16 percent, on quarter and year-to-date sales, respectively.

Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2015	Percent of Total Cost of Sales	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014	2015	Percent of Total Cost of Sales	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014
Purchased materials and services	$696.5	87%	$619.3	87%	12%	$1,331.6	86%	$1,168.3	87%	14%
Labor and benefits	67.0	8%	56.8	8%	18%	128.3	8%	106.2	8%	21%
Depreciation and amortization	26.8	3%	20.6	3%	30%	56.0	4%	41.2	3%	36%
Warranty costs	14.6	2%	12.3	2%	19%	28.6	2%	23.3	2%	23%
Total cost of sales	$804.9	100%	$709.0	100%	14%	$1,544.5	100%	$1,339.0	100%	15%
Percentage of sales	71.6%		69.9%	+166 basis points		71.6%		70.4%	+119 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the effect of increases in volume on purchased materials and labor and benefits.
 Gross Profit:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Gross profit dollars	$319.4	$304.9	5%	$613.1	$563.3	9%
Percentage of sales	28.4%	30.1%	-166 basis points	28.4%	29.6%	-119 basis points
Quarter and year-to-date gross profit, as a percentage of sales, decreased due to negative currency rate movements, primarily the Canadian dollar, and higher promotional costs, partially offset by lower product costs and lower commodity costs. Additionally, during the quarter we incurred approximately $9.0 million of additional manufacturing costs and inefficiencies associated with our efforts to scale-up production and add capacity to the paint system at our Spirit Lake, IA motorcycle facility. Foreign currencies had a negative impact to gross profit of approximately $18.0 million and $25.0 million for the quarter and year-to-date periods, respectively. Gross profit in absolute dollars increased from higher sales volume, lower product costs and higher pricing partially offset by negative impacts from currency and unfavorable mix. We expect to incur additional costs in the second half of the year related to the production and inefficiencies at our Spirit Lake facility, but at a lower rate than what was incurred during the first half of 2015.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Selling and marketing	$79.7	$74.2	7%	$149.3	$139.8	7%
Research and development	41.4	37.0	12%	80.3	72.5	11%
General and administrative	51.9	52.9	(2)%	101.5	94.2	8%
Total operating expenses	$173.0	$164.1	5%	$331.1	$306.5	8%
Percentage of sales	15.4%	16.2%	-79 basis points	15.3%	16.1%	-76 basis points
The increase in operating expenses for the quarter and year-to-date periods was lower than the increase in sales primarily due to the realization of operating expense leverage from prior years' infrastructure investments, offset partially by higher long-term incentive compensation and ongoing research and development investments. Operating expenses in absolute dollars increased due to higher marketing and advertising expenses related to the launch of various new products and ongoing research and development investments. Foreign currencies had a favorable impact to operating expenses of approximately $4.0 million and $7.0 million for the quarter and year-to-date periods, respectively.

Income from Financial Services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Income from financial services	$17.6	$14.6	21%	$32.3	$25.3	28%
Percentage of sales	1.6%	1.4%	+13 basis points	1.5%	1.3%	+17 basis points
The increase in quarter and year-to-date income from financial services is due to increased profitability of the retail credit portfolio and higher income from dealer inventory financing through Polaris Acceptance. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended June 30,			Six months ended June 30,
($ in millions except per share data)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Interest expense	$3.0	$3.0	(2)%	$5.9	$5.9	1%
Equity in loss of other affiliates	$1.7	$1.0	81%	$3.4	$1.9	81%
Other expense (income), net	$2.7	$(1.9)	NM	$10.1	$(4.0)	NM

Income before taxes	$156.6	$153.3	2%	$294.9	$278.4	6%
Provision for income taxes	$55.7	$56.4	(1)%	$105.4	$100.6	5%
Percentage of income before taxes	35.5%	36.8%	-124 basis	35.7%	36.1%	-38 basis
			points			points
Net income	$100.9	$96.9	4%	$189.5	$177.8	7%
Diluted net income per share:	$1.49	$1.42	5%	$2.79	$2.61	7%
Weighted average diluted shares outstanding	67.8	68.1	0%	68.0	68.0	0%
NM = not meaningful
Interest expense: The quarter and year-to-date changes are approximately flat, primarily due to relatively consistent debt levels through borrowings on our existing revolving credit facility during the comparative periods.
Equity in loss of other affiliates: Increased quarter and year-to-date losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production activities. We have recorded our proportionate 50 percent share of EPPL losses. Shipments of EPPL's first product, Multix™, are expected to begin during the third quarter of 2015.
Other expense (income), net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The quarter and year-to-date tax rate decrease is primarily due to unfavorable outcomes of foreign income tax audits, which impacted the second quarter of 2014.
Weighted average shares outstanding: Over the time period within and between the comparable second quarter periods, the issuance of shares under employee compensation plans offset share repurchases under our stock repurchase program, resulting in approximately flat weighted average shares outstanding.
Cash Dividends:
We paid a regular cash dividend of $0.53 per share on June 15, 2015 to holders of record at the close of business on June 1, 2015. On July 22, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on September 15, 2015 to holders of record of such shares at the close of business on September 1, 2015.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2015	2014	Change
Total cash provided by (used for):
Operating activities	$89.9	$130.9	$(41.0)
Investing activities	(110.5)	(116.8)	6.3
Financing activities	8.8	12.8	(4.0)
Impact of currency exchange rates on cash balances	(7.0)	(0.1)	(6.9)
Increase (decrease) in cash and cash equivalents	$(18.8)	$26.8	$(45.6)
Operating activities: The $41.0 million decrease in net cash provided by operating activities in 2015 is primarily the result of higher net income compared to 2014, which includes a $15.6 million increase in depreciation and amortization, more than offset by an $20.9 million increase in tax effects of share-based compensation exercises and a $53.1 million increase in net working capital. Changes in working capital (as reflected in our statements of cash flows) for the quarter was an increase of $162.7 million, compared to an increase of $109.6 million for the same period in 2014. This was primarily due to an increase in net cash used of $95.4 million related to timing of payments made for accounts payable to support the growth in the business, partially offset by a decrease in net cash used of $25.1 million related to lower income taxes paid in cash.
Investing activities: The primary use of cash was for the purchase of property and equipment, the acquisitions of Timbersled and Hammerhead, and the continued investments in Brammo and EPPL. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities. We expect that capital expenditures for the full year 2015 will be greater than $250 million.
Financing activities: Cash used for financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $178.6 million compared to net borrowings of $55.2 million in the 2014 comparable period, and common stock repurchases of $157.7 million compared to $3.9 million in the 2014 comparable period. Additionally, we paid cash dividends of $70.1 million and $63.4 million for the six months ended June 30, 2015 and 2014, respectively. Proceeds from the issuance of stock under employee plans were $25.1 million and $13.0 million for the six months ended June 30, 2015 and 2014, respectively.
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
Debt, capital lease obligations, notes payable, and the average related interest rates at June 30, 2015 were as follows:

($ in millions)	Average interest rate at June 30, 2015	Maturity	June 30, 2015
Revolving loan facility	0.98%	March 2020	$164.4
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.05%	Various through 2029	23.1
Notes payable	3.50%	June 2027	15.9
Total debt, capital lease obligations, and notes payable			$403.4
Less: current maturities			4.9
Long-term debt, capital lease obligations, and notes payable			$398.5
Our debt to total capital ratio was 31 percent and 35 percent at June 30, 2015 and 2014, respectively.

Additionally, at June 30, 2015 we had letters of credit outstanding of $26.7 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 79.0 million shares of our common stock. Of that total, approximately 75.0 million shares have been repurchased cumulatively from 1996 through June 30, 2015. We repurchased approximately 1.1 million shares of our common stock for $157.7 million during the first six months of 2015, which had a favorable impact on earnings per share of $0.02. We have authorization from our Board of Directors to repurchase up to an additional 4.0 million shares of our common stock as of June 30, 2015. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation ("GECDF"), an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris Acceptance sells a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At June 30, 2015, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,100.4 million, a 25 percent increase from $879.6 million at June 30, 2014.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of GECDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2015, was $87.6 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2015, the agreements in place were as follows:

Financial institution	Agreement expiration date
Capital One	March 2016
Chrome Capital	January 2017
Freedom Road	December 2015
Ride Today Acceptance	May 2017
Sheffield Financial	February 2016
Synchrony Bank	April 2016
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
At June 30, 2015, we had the following open foreign currency hedging contracts for the remainder of 2015 and through September 30, 2016, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Second quarter 2015	Estimated remainder of 2015
Australian Dollar (AUD)	Long	$19,414	$0.78 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	174,648	$0.79 to 1 CAD	Negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	11,801	113 Yen to $1	Positive	Positive
Mexican Peso	Short	41,702	15 Peso to $1	Positive	Positive
Norwegian Krone	Long	—	—	Negative	Negative
Swedish Krona	Long	—	—	Negative	Negative
Swiss Franc	Short	—	—	Positive	Positive
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2015, we had derivative contracts in place to hedge approximately 60 percent of our diesel fuel exposure for the remainder of 2015. At June 30, 2015, these outstanding diesel swap contracts totaled approximately 4.5 million gallons, with an average fixed price of $3.42 per gallon. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2015 when compared to the same periods in the prior year.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At June 30, 2015, we had an outstanding balance of $164.4 million on the revolving loan.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2015	41,000	$139.67	41,000	4,438,000
May 1 — 31, 2015	390,000	$142.62	390,000	4,048,000
June 1 — 30, 2015	70,000	$144.91	70,000	3,978,000
Total	501,000	$142.70	501,000	3,978,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 79.0 million shares of the Company’s common stock (the “Program”). Of that total, 75.0 million shares have been repurchased cumulatively from 1996 through June 30, 2015. The Program does not have an expiration date.

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

10.a
Polaris Industries Inc. 2007 Omnibus Incentive Plan (as amended and restated April 30, 2015), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed on March 13, 2015.*

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on July 24, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 24, 2015	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2015	/s/ MICHAEL W. MALONE
Michael W. Malone Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)