Form 10-Q
period 2015-09-30
POLARIS INDUSTRIES INC/MN
filed 2015-10-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 21, 2015, 65,559,000 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,264	$137,600
Trade receivables, net	176,221	204,876
Inventories, net	674,612	565,685
Prepaid expenses and other	74,166	71,526
Income taxes receivable	10,052	2,691
Deferred tax assets	111,251	114,177
Total current assets	1,271,566	1,096,555
Property and equipment, net	587,935	555,428
Investment in finance affiliate	88,690	89,107
Deferred tax assets	46,271	41,201
Goodwill and other intangible assets, net	232,142	223,966
Other long-term assets	83,467	68,678
Total assets	$2,310,071	$2,074,935
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$4,839	$2,528
Accounts payable	381,174	343,470
Accrued expenses:
Compensation	104,336	102,379
Warranties	55,097	53,104
Sales promotions and incentives	145,091	138,630
Dealer holdback	101,261	120,093
Other	83,553	79,262
Income taxes payable	34,269	11,344
Total current liabilities	909,620	850,810
Long-term income taxes payable	15,201	10,568
Capital lease obligations and notes payable	34,955	23,620
Long-term debt	276,819	200,000
Deferred tax liabilities	15,913	18,191
Other long-term liabilities	105,280	96,951
Total liabilities	$1,357,788	$1,200,140
Deferred compensation	$14,923	$13,528
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 65,559 and 66,307 shares issued and outstanding, respectively	$656	$663
Additional paid-in capital	583,438	486,005
Retained earnings	409,707	401,840
Accumulated other comprehensive loss, net	(56,441)	(27,241)
Total shareholders’ equity	937,360	861,267
Total liabilities and shareholders’ equity	$2,310,071	$2,074,935
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales	$1,456,000	$1,302,343	$3,613,672	$3,204,648
Cost of sales	1,040,377	914,069	2,584,904	2,253,043
Gross profit	415,623	388,274	1,028,768	951,605
Operating expenses:
Selling and marketing	91,169	87,567	240,510	227,315
Research and development	44,432	38,586	124,726	111,083
General and administrative	56,411	56,596	157,898	150,830
Total operating expenses	192,012	182,749	523,134	489,228
Income from financial services	19,065	17,048	51,345	42,313
Operating income	242,676	222,573	556,979	504,690
Non-operating expense (income):
Interest expense	2,966	2,835	8,848	8,686
Equity in loss of other affiliates	1,345	1,036	4,716	2,899
Other expense (income), net	(1,345)	252	8,776	(3,736)
Income before income taxes	239,710	218,450	534,639	496,841
Provision for income taxes	84,537	77,624	189,960	178,209
Net income	$155,173	$140,826	$344,679	$318,632
Basic net income per share	$2.35	$2.13	$5.20	$4.82
Diluted net income per share	$2.30	$2.06	$5.09	$4.68
Weighted average shares outstanding:
Basic	65,912	66,261	66,222	66,051
Diluted	67,368	68,328	67,781	68,125

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$155,173	$140,826	$344,679	$318,632
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of $313 and $526 in 2015 and $91 and ($48) in 2014	(5,072)	(22,424)	(32,763)	(22,576)
Unrealized gain (loss) on derivative instruments, net of tax expense of $1,982 and $2,119 in 2015 and $1,549 and $945 in 2014	3,332	2,603	3,563	1,588
Comprehensive income	$153,433	$121,005	$315,479	$297,644
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net income	$344,679	$318,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,902	91,041
Noncash compensation	53,642	47,207
Noncash income from financial services	(21,810)	(10,778)
Deferred income taxes	(5,280)	(10,915)
Tax effect of share-based compensation exercises	(34,301)	(26,169)
Other, net	4,716	2,899
Changes in operating assets and liabilities:
Trade receivables	22,700	30,479
Inventories	(112,776)	(168,727)
Accounts payable	35,002	102,216
Accrued expenses	13,621	139
Income taxes payable/receivable	54,389	11,110
Prepaid expenses and others, net	(3,482)	(6,699)
Net cash provided by operating activities	464,002	380,435
Investing Activities:
Purchase of property and equipment	(148,998)	(146,473)
Investment in finance affiliate, net	22,227	8,480
Investment in other affiliates	(15,337)	(8,316)
Acquisition of businesses, net of cash acquired	(27,019)	(17,199)
Net cash used for investing activities	(169,127)	(163,508)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	2,155,310	1,921,386
Repayments under debt arrangements / capital lease obligations	(2,059,711)	(2,003,422)
Repurchase and retirement of common shares	(247,795)	(3,970)
Cash dividends to shareholders	(104,808)	(95,004)
Proceeds from stock issuances under employee plans	26,672	22,970
Tax effect of proceeds from share-based compensation exercises	34,301	26,169
Net cash used for financing activities	(196,031)	(131,871)
Impact of currency exchange rates on cash balances	(11,180)	(8,286)
Net increase in cash and cash equivalents	87,664	76,770
Cash and cash equivalents at beginning of period	137,600	92,248
Cash and cash equivalents at end of period	$225,264	$169,018

Noncash Activity:
Property and equipment obtained through capital leases and notes payable	$14,500	$24,908
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$6,965	$6,823
Income taxes paid	$141,436	$179,708
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,663	$49,663	—	—
Foreign exchange contracts, net	3,143	—	$3,143	—
Interest rate swap contracts	594	—	594	—
Total assets at fair value	$53,400	$49,663	$3,737	—
Commodity contracts, net	$(1,743)	—	$(1,743)	—
Non-qualified deferred compensation liabilities	(49,663)	$(49,663)	—	—
Total liabilities at fair value	$(51,406)	$(49,663)	$(1,743)	—
	Fair Value Measurements as of December 31, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$41,797	$41,797	—	—
Total assets at fair value	$41,797	$41,797	—	—
Commodity contracts, net	$(4,609)	—	$(4,609)	—
Foreign exchange contracts, net	(2,570)	—	(2,570)	—
Non-qualified deferred compensation liabilities	(41,797)	$(41,797)	—	—
Total liabilities at fair value	$(48,976)	$(41,797)	$(7,179)	—

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and purchased components	$171,738	$165,823
Service parts, garments and accessories	178,608	163,455
Finished goods	358,356	262,578
Less: reserves	(34,090)	(26,171)
Inventories	$674,612	$565,685
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$45,099	$44,811	$53,104	$52,818
Additions to warranty reserve through acquisitions	—	—	200	110
Additions charged to expense	25,288	21,227	53,853	44,524
Warranty claims paid	(15,290)	(14,644)	(52,060)	(46,058)
Balance at end of period	$55,097	$51,394	$55,097	$51,394
New Accounting Pronouncements. Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14, which defers the effective date and was issued in August 2015) and is now effective for the Company's fiscal year beginning January 1, 2018. The Company is evaluating the application method and the impact of this new standard on the financial statements.
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

Total share-based compensation expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Option plan	$6,698	$6,310	$19,878	$18,263
Other share-based awards	5,689	8,103	22,167	19,202
Total share-based compensation before tax	12,387	14,413	42,045	37,465
Tax benefit	4,621	5,376	15,683	13,990
Total share-based compensation expense included in net income	$7,766	$9,037	$26,362	$23,475
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2015, there was $102,757,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.66 years. Included in unrecognized share-based compensation is approximately $43,842,000 related to stock options and $58,915,000 for restricted stock.

Note 3. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable, interest rate swap valuation adjustments and the average related interest rates were as follows (in thousands):

	Average interest rate at September 30, 2015	Maturity	September 30, 2015	December 31, 2014
Revolving loan facility	0.85%	March 2020	$77,170	—
Senior notes—fixed rate	3.81%	May 2018	25,000	$25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.05%	Various through 2029	22,938	26,148
Notes payable	3.50%	June 2027	15,911	—
Interest rate swap valuation adjustments			594	—
Total debt, capital lease obligations, and notes payable			$316,613	$226,148
Less: current maturities			4,839	2,528
Total long-term debt, capital lease obligations, and notes payable			$311,774	$223,620
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of September 30, 2015.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on off-road vehicle production. The Company broke ground on the facility in the first quarter of 2015 with completion expected in the second quarter of 2016. A mortgage note payable agreement of $14,500,000 for land, on which Polaris is building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. Forgivable loans related to other Company facilities are also included within notes payable.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $129,705,000 of goodwill and $102,437,000 of intangible assets, net of accumulated amortization, as of September 30, 2015.
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
For both acquisitions, the respective aggregate purchase prices were allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Timbersled and Hammerhead financial results are included in the Company's consolidated results from the respective dates of acquisition. Pro forma financial results are not presented as the acquisitions are not material to the consolidated financial statements. As of September 30, 2015, the purchase price allocations for both acquisitions remains preliminary.
In November 2014, the Company acquired certain assets of LSI Products Inc. and Armor Holdings, LLC. (collectively, “Pro Armor”). Pro Armor is an industry-leading brand in performance side-by-side accessories. As of September 30, 2015, the purchase price allocation for Pro Armor remains preliminary. In January 2015, Polaris completed a non-cash acquisition of the electric motorcycle business from Brammo, Inc. (“Brammo”). Brammo will continue to be a designer and developer of electric vehicle powertrains.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

Nine months ended September 30, 2015
Goodwill, beginning of period	$123,031
Goodwill from businesses acquired	13,435
Currency translation effect on foreign goodwill balances	(6,761)
Goodwill, end of period	$129,705
For other intangible assets, the changes in the net carrying amount for the nine months ended September 30, 2015 were as follows (in thousands):

	Nine months ended September 30, 2015
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$124,093	$(23,158)
Intangible assets acquired during the period	13,831	—
Amortization expense	—	(8,905)
Foreign currency translation effect on balances	(4,448)	1,024
Other intangible assets, end of period	$133,476	$(31,039)

The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2015	December 31, 2014
Non-amortizable—indefinite lived:
Brand names		$48,699	$46,224
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	7	64,838	62,758
Developed technology	5-7	19,399	14,571
Total amortizable		84,777	77,869
Less: Accumulated amortization		(31,039)	(23,158)
Net amortized other intangible assets		53,738	54,711
Total other intangible assets, net		$102,437	$100,935
Amortization expense for intangible assets for the three months ended September 30, 2015 and 2014 was $3,238,000 and $3,029,000, respectively. Estimated amortization expense for the remainder of 2015 through 2020 is as follows: 2015 (remainder), $3,200,000; 2016, $12,800,000; 2017, $12,500,000; 2018, $10,500,000; 2019, $8,800,000; 2020, $4,000,000; and after 2020, $1,900,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the nine months ended September 30, 2015, Polaris paid $247,795,000 to repurchase and retire approximately 1,752,000 shares of its common stock. As of September 30, 2015, the Board of Directors has authorized the Company to repurchase up to an additional 3,298,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.53 per share on September 15, 2015 to holders of record at the close of business on September 1, 2015. On October 22, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on December 15, 2015 to holders of record of such shares at the close of business on December 1, 2015. Cash dividends declared per common share for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash dividends declared and paid per common share	$0.53	$0.48	$1.59	$1.44
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding	65,592	65,988	65,909	65,771
Director Plan and deferred stock units	212	201	221	204
ESOP	108	72	92	76
Common shares outstanding—basic	65,912	66,261	66,222	66,051
Dilutive effect of Option Plans and Omnibus Plan	1,456	2,067	1,559	2,074
Common and potential common shares outstanding—diluted	67,368	68,328	67,781	68,125
During the three and nine months ended September 30, 2015, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 1,087,000 and 971,000, respectively, compared to 647,000 and 562,000 for the same periods in 2014.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(25,789)	$(1,452)	$(27,241)
Reclassification to the income statement	—	(392)	(392)
Change in fair value	(32,763)	3,955	(28,808)
Balance as of September 30, 2015	$(58,552)	$2,111	$(56,441)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
Foreign currency contracts	Other expense (income), net	$1,134	$206	$3,536	$(1,891)
Foreign currency contracts	Cost of sales	(1,126)	(208)	(3,144)	(148)
Total		$8	$(2)	$392	$(2,039)
The net amount of the existing gains or losses at September 30, 2015 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris' derivative activities.

Note 6. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation, an indirect subsidiary of General Electric Capital Corporation (GECC), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the "Securitization Facility") arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement is effective through February 2017.
Polaris’ total investment in Polaris Acceptance of $88,690,000 at September 30, 2015 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2015, the outstanding amount of net receivables financed for dealers under this arrangement was $1,321,137,000, which included $414,510,000 in the Polaris Acceptance portfolio and $906,627,000 of receivables within the Securitization Facility ("Securitized Receivables").
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
On October 13, 2015, GECC announced that it agreed to sell a portfolio of assets, including its ownership interests in Polaris Acceptance to Wells Fargo & Company, with the closing of the transaction expected in the first quarter of 2016. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2017.

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

Note 7. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of September 30, 2015 and December 31, 2014, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited ("Eicher"). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of September 30, 2015 and December 31, 2014, the carrying value of the Company's investment in EPPL was $18,811,000 and $14,601,000, respectively. Through September 30, 2015, Polaris has invested $32,215,000 in the joint venture. Polaris' share of EPPL loss for the three and nine months ended September 30, 2015 was $1,345,000 and $4,716,000, respectively, compared to $1,036,000 and $2,899,000 for the same respective periods in 2014. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. No impairments were recognized on currently held investments for the three or nine months ended September 30, 2015 and 2014.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2015, the Company had an accrual of $19,713,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris' financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of September 30, 2015 and

December 31, 2014, the fair value of contingent purchase price commitments was $30,089,000 and $27,908,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

Note 9. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. From time to time, the primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are entered into in order to manage to maintain a balanced risk to fixed and floating interest rates associated with the Company’s long-term debt. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
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
At September 30, 2015, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$13,006	$1,038
Canadian Dollar	126,926	5,474
Japanese Yen	8,852	(22)
Mexican Peso	33,188	(3,347)
Total	$181,972	$3,143
These contracts, with maturities through December 30, 2016, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company uses "receive fixed-rate, pay variable-rate" interest rate swaps to maintain a balanced risk to fixed and floating rates on a portion of the 2021 Senior notes. The interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of the fixed-rate debt being hedged and are therefore accounted as a fair value hedge using the shortcut method. Under the shortcut method, the Company recognizes the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on the Consolidated Statements of Income from the fair value of the derivatives.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel. These diesel fuel derivative contracts have not met the criteria for hedge accounting. The Company recognized a loss for the three and nine months ended September 30, 2015 of $1,826,000 and $2,496,000, respectively, in cost of sales on commodity contracts not designated as hedging instruments. The gain (loss) amounts for the comparative periods in 2014 were not material.

The table below summarizes the carrying values of derivative instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$6,598	$(3,455)	$3,143
Interest rate swap contracts(1)	594	—	594
Total derivatives designated as hedging instruments	$7,192	$(3,455)	$3,737
Commodity contracts(1)	—	$(1,743)	$(1,743)
Total derivatives not designated as hedging instruments	—	$(1,743)	$(1,743)
Total derivatives	$7,192	$(5,198)	$1,994

	Carrying Values of Derivative Instruments as of December 31, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$534	$(3,104)	$(2,570)
Total derivatives designated as hedging instruments	$534	$(3,104)	$(2,570)
Commodity contracts(1)	—	$(4,609)	$(4,609)
Total derivatives not designated as hedging instruments	—	$(4,609)	$(4,609)
Total derivatives	$534	$(7,713)	$(7,179)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The table below provides data about the amount of gains and losses, net of tax, related to derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Unrealized Gains (Losses) From Derivatives in Cash Flow Hedging Relationships	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Foreign currency contracts	$3,332	$2,603	$3,563	$1,588
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2015.

Note 10. Segment Information
The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company's President and Chief Operating Officer. The Company has four operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, and 4) Global Adjacent Markets, and three reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, and 3) Global Adjacent Markets. Prior to the third quarter ended September 30, 2015, we aggregated our four operating segments into one reportable segment. However, the Company now believes disaggregating one segment into three reportable segments provides more beneficial information for our financial statement users.

The ORV/Snowmobiles segment includes the aggregated results of our ORV and Snowmobiles operating segments. The Motorcycles and Global Adjacent Markets segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to individual segments, which include incentive-based compensation and other unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Sales
ORV/Snowmobiles	$1,193,514	$1,151,410	$2,846,901	$2,689,353
Motorcycles	188,679	83,746	535,699	296,327
Global Adjacent Markets	73,807	67,187	231,072	218,968
Total sales	1,456,000	1,302,343	3,613,672	3,204,648
Gross profit
ORV/Snowmobiles	388,542	377,683	927,803	876,900
Motorcycles	28,424	9,076	73,236	43,075
Global Adjacent Markets	21,200	15,717	61,988	58,867
Corporate	(22,543)	(14,202)	(34,259)	(27,237)
Total gross profit	$415,623	$388,274	$1,028,768	$951,605
Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $155.2 million, or $2.30 per diluted share, an earnings per diluted share increase of 12 percent compared to 2014 third quarter net income of $140.8 million, or $2.06 per diluted share. Sales totaled $1,456.0 million, an increase of 12 percent from last year’s third quarter sales of $1,302.3 million. The sales increase was driven primarily by increased sales in all product lines, improved pricing and beneficial mix, partially offset by unfavorable currencies. Our unit retail sales to consumers in North America grew seven percent in the third quarter of 2015, with the increased demand primarily for ORVs and motorcycles. Our sales to customers outside of North America increased one percent, driven by a 50 percent increase in Latin American sales, partially offset by four percent lower sales in the Europe, Middle East and Africa (“EMEA”) region and a one percent decrease in sales in the Asia/Pacific region. Our gross profit of $415.6 million increased seven percent from $388.3 million in the comparable prior year period. The increase in gross profit resulted primarily from higher volume, increased selling prices and continued product cost reduction efforts, partially offset by negative currency impacts and higher promotional spending. Our liquidity remained healthy with $225.3 million of cash on hand and $422.8 million of availability on our revolving loan facility at September 30, 2015.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the third quarter 2015 to the third quarter 2014, and all "year-to-date" comparisons are from the nine month period ended September 30, 2015 to the nine month period ended September 30, 2014.
Sales:
Quarter sales were $1,456.0 million, a 12 percent increase from $1,302.3 million of quarter sales in the prior year. Year-to-date sales were $3,613.7 million, a 13 percent increase from $3,204.6 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Volume	8%	9%
Product mix and price	8	8
Currency	(4)	(4)
	12%	13%
Quarter and year-to-date volume increased as we shipped more ORVs, snowmobiles, motorcycles and related PG&A items to dealers given increased consumer retail demand for our products in North America. Product mix and price contributed to the growth primarily due to the positive benefit of a greater number of higher priced ORVs and motorcycles sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to other international currencies negatively impacted our quarter and year-to-date sales by approximately $52.7 million and $126.9 million, respectively, when compared to the prior year period exchange rates.
Our components of sales were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
Off-Road Vehicles	$822.9	57%	$801.9	62%	3%	$2,157.1	60%	$2,058.7	64%	5%
Snowmobiles	185.5	13%	162.7	12%	14%	219.3	6%	184.4	6%	19%
Motorcycles	160.5	11%	63.3	5%	154%	460.0	13%	245.2	7%	88%
Global Adjacent Markets	60.8	4%	55.4	4%	10%	192.8	5%	185.0	6%	4%
PG&A	226.3	15%	219.0	17%	3%	584.5	16%	531.3	17%	10%
Total Sales	$1,456.0	100%	$1,302.3	100%	12%	$3,613.7	100%	$3,204.6	100%	13%
ORVs: The quarter and year-to-date sales increase reflects ongoing market acceptance of our numerous brands of off-road vehicles. Our North American ORV quarter unit retail sales to consumers increased low-single digits percent, with consumer purchases of side-by-side vehicles, which includes RANGER® and RZR® , and ATVs increasing at similar rates. The Company estimates that North American industry ORV retail sales increased low-single digits percent from the third quarter of 2014. Polaris' North American dealer unit inventory increased about ten percent from the third quarter of 2014, as we began shipping most of the 15 new 2016 model year products. Quarter sales outside of North America decreased two percent, primarily due to weak economic conditions in the EMEA region, as well as the currency impact of the strong U.S. dollar. The quarter average per unit sales price was approximately flat.
Snowmobiles: The quarter and year-to-date sales increase is due to an increase in shipments and premium mix of snowmobiles being shipped for the upcoming snowmobile retail selling season. Sales outside of North America decreased 52 percent in the quarter, primarily due to Russia and weak snowfall in the previous riding season. The quarter average snowmobile per unit sales price increased seven percent, primarily due to a favorable mix of premium snowmobiles.
Motorcycles: The quarter and year-to-date increase in sales is due to increased shipments of Indian® motorcycles and Slingshot®. Consumer North American retail sales for Victory®, Indian Motorcycle®, and Slingshot increased over 60 percent for the quarter, driven by Indian Motorcycle and Slingshot retail sales, while quarter North American industry midsize and heavyweight motorcycle retail sales were up low single digits from 2014. Retail sales for the Indian motorcycles increased significantly with ongoing strong demand for all models. Product availability for Indian motorcycles improved during the quarter, as we continued to increase throughput at our Spirit Lake, Iowa facility. Victory retail sales in the quarter were lower than the prior year partly due to poor product availability. Increased shipments of Indian motorcycles and Slingshot roadsters are the primary drivers of North American Polaris dealer inventory increasing over 30 percent. Quarter sales to customers outside of North America increased 115 percent due primarily to increased Indian shipments. The quarter average per unit sales price decreased two percent related to mix and currencies.
Global Adjacent Markets: The quarter and year-to-date sales increase is due primarily to an increase in sales for our defense business as we began delivering militarized RZR and ATV vehicles under a new U.S. defense contract, as well as increased sales in our Work and Transportation ("W&T") group, related to higher unit shipments largely offset by negative currency impacts. Our defense group experienced sales growth of over 50 percent during the quarter.
PG&A: The quarter and year-to-date sales increase was driven primarily by sales increases in all product lines, with the exception of Snowmobiles, which was down over 20 percent due to the timing of snowmobile related PG&A dealer shipments year-over-year and weaker snowfall in the previous riding season. Quarter sales to customers in Canada decreased significantly and International sales were approximately flat, as both regions were negatively impacted by currency translations and weak economies. PG&A related sales in the United States increased nine percent during the quarter.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
United States	$1,165.4	80%	$996.2	76%	17%	$2,836.4	78%	$2,372.7	74%	20%
Canada	137.0	9%	154.6	12%	(11)%	307.6	9%	344.8	11%	(11)%
Other foreign countries	153.6	11%	151.5	12%	1%	469.7	13%	487.1	15%	(4)%
Total sales	$1,456.0	100%	$1,302.3	100%	12%	$3,613.7	100%	$3,204.6	100%	13%

United States: Quarter and year-to-date sales in the United States increased due to higher shipments of ORVs, snowmobiles, motorcycles and PG&A, improved pricing and more beneficial product mix.
Canada: Quarter and year-to-date sales in Canada decreased primarily due to an unfavorable 18 and 15 percent currency rate movement impact on quarter and year-to-date sales, respectively, and weak economic conditions.
Other foreign countries: Quarter sales in other foreign countries increased one percent primarily due to a 50 percent sales increase in Latin America, while EMEA sales decreased four percent and Asia Pacific sales decreased one percent. Motorcycle sales increased, but were partially offset by decreased sales in ORVs, Snowmobiles, and Global Adjacent Markets. Specifically for sales components, Motorcycles sales increased 115 percent; ORV sales decreased two percent; Global Adjacent Markets decreased seven percent; and sales of Snowmobiles decreased 52 percent, primarily due to poor economic conditions in Russia.
Year-to-date sales decreased due to sales decreases of 11 percent in EMEA driven by decreased sales in Snowmobiles, ORVs, and Global Adjacent Markets, partially offset by sales increases of Motorcycles. These sales decreases were partially offset by quarter and year-to-date sales increases in the Latin American and Asia/Pacific regions. Currency rate movements had negative impacts on sales of 17 and 16 percent, for quarter and year-to-date sales, respectively.

Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2015	Percent of Total Cost of Sales	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014	2015	Percent of Total Cost of Sales	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014
Purchased materials and services	$910.7	88%	$793.8	87%	15%	$2,242.3	87%	$1,962.2	87%	14%
Labor and benefits	72.9	7%	74.0	8%	(1)%	201.2	8%	180.1	8%	12%
Depreciation and amortization	31.5	3%	25.1	3%	25%	87.5	3%	66.2	3%	32%
Warranty costs	25.3	2%	21.2	2%	19%	53.9	2%	44.5	2%	21%
Total cost of sales	$1,040.4	100%	$914.1	100%	14%	$2,584.9	100%	$2,253.0	100%	15%
Percentage of sales	71.5%		70.2%	+126 basis points		71.5%		70.3%	+122 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the effect of increases in volume on purchased materials and depreciation and amortization.
 Gross Profit:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Gross profit dollars	$415.6	$388.3	7%	$1,028.8	$951.6	8%
Percentage of sales	28.5%	29.8%	-126 basis points	28.5%	29.7%	-122 basis points
Quarter and year-to-date gross profit, as a percentage of sales, decreased due to negative currency rate movements, primarily the Canadian dollar, unfavorable mix and higher promotional costs, partially offset by lower product costs, lower commodity costs and higher selling prices. The change is also negatively impacted by additional manufacturing costs and inefficiencies associated with our efforts to scale-up production and add capacity to the paint system at our Spirit Lake, IA motorcycle facility. Foreign currencies had a negative impact to gross profit of approximately $27.0 million and $51.0 million for the quarter and year-to-date periods, respectively. Gross profit in absolute dollars increased from higher sales volume and pricing, lower commodity costs and product costs, partially offset by negative impacts from currency and unfavorable mix.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Selling and marketing	$91.2	$87.6	4%	$240.5	$227.3	6%
Research and development	44.4	38.5	15%	124.7	111.1	12%
General and administrative	56.4	56.6	0%	157.9	150.8	5%
Total operating expenses	$192.0	$182.7	5%	$523.1	$489.2	7%
Percentage of sales	13.2%	14.0%	-84 basis points	14.5%	15.3%	-79 basis points
The decrease in operating expenses, as a percentage of sales, for the quarter and year-to-date periods was lower due to the realization of operating expense leverage from prior years' infrastructure investments, offset partially by higher long-term incentive compensation and ongoing research and development investments. Operating expenses in absolute dollars increased primarily due to ongoing research and development investments. Foreign currencies had a favorable impact to operating expenses of approximately $4.0 million and $11.0 million for the quarter and year-to-date periods, respectively.

Income from Financial Services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Income from financial services	$19.1	$17.0	12%	$51.3	$42.3	21%
Percentage of sales	1.3%	1.3%	+0 basis points	1.4%	1.3%	+10 basis points
The increase in quarter and year-to-date income from financial services is due to increased income from the retail credit portfolio and dealer inventory financing through Polaris Acceptance. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except per share data)	2015	2014	Change 2015 vs. 2014	2015	2014	Change 2015 vs. 2014
Interest expense	$3.0	$2.8	5%	$8.8	$8.7	2%
Equity in loss of other affiliates	$1.3	$1.0	30%	$4.7	$2.9	63%
Other expense (income), net	$(1.3)	$0.3	NM	$8.8	$(3.7)	NM

Income before taxes	$239.7	$218.5	10%	$534.6	$496.8	8%
Provision for income taxes	$84.5	$77.6	9%	$190.0	$178.2	7%
Percentage of income before taxes	35.3%	35.5%	-26 basis	35.5%	35.9%	-34 basis
			points			points
Net income	$155.2	$140.8	10%	$344.7	$318.6	8%
Diluted net income per share:	$2.30	$2.06	12%	$5.09	$4.68	9%
Weighted average diluted shares outstanding	67.4	68.3	(1)%	67.8	68.1	(1)%
NM = not meaningful
Interest expense: The quarter and year-to-date increase are primarily due to increases in debt levels through borrowings on our existing revolving credit facility during the comparative periods.
Equity in loss of other affiliates: Increased quarter and year-to-date losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production and operating activities. During the quarter, EPPL began production of the new, jointly-developed Multix™ personal vehicle, which is specifically designed to satisfy the varied transportation needs of consumers in India. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense (income), net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The quarter and year-to-date tax rate decrease is primarily due to tax benefits recorded from the filing of our 2014 federal income tax return and other amended returns, offset by expected lower earnings from foreign jurisdictions in year-to-date 2015.
Weighted average shares outstanding: Over the time period within and between the comparable third quarter and year-to-date periods, weighted average shares outstanding decreased approximately 1% due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.53 per share on September 15, 2015 to holders of record at the close of business on September 1, 2015. On October 22, 2015, the Polaris Board of Directors declared a regular cash dividend of $0.53 per share payable on December 15, 2015 to holders of record of such shares at the close of business on December 1, 2015.

Liquidity and Capital Resources

Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2015	2014	Change
Total cash provided by (used for):
Operating activities	$464.0	$380.4	$83.6
Investing activities	(169.1)	(163.5)	(5.6)
Financing activities	(196.0)	(131.8)	(64.2)
Impact of currency exchange rates on cash balances	(11.2)	(8.3)	(2.9)
Increase in cash and cash equivalents	$87.7	$76.8	$10.9
Operating activities: The $83.6 million increase in net cash provided by operating activities in 2015 is primarily the result of higher net income compared to 2014, which includes a $21.9 million increase in depreciation and amortization, and a $40.9 million decrease in net working capital, partially offset by an $11.0 million increase in noncash income from financial services. Changes in working capital (as reflected in our statements of cash flows) was a decrease of $9.4 million, compared to an increase of $31.5 million for the same period in 2014. This was primarily due to an increase in net cash used of $67.2 million related to timing of payments made for accounts payable to support the growth in the business, partially offset by a decrease in net cash used of $56.0 million related to inventories and $43.3 million related to lower income taxes paid in cash.
Investing activities: The primary use of cash was for the purchase of property and equipment, the acquisitions of Timbersled and Hammerhead, and the continued investments in Brammo and EPPL. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities. We expect that capital expenditures for the full year 2015 will be approximately $250 million.
Financing activities: Cash used for financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $95.6 million compared to net payments of $82.0 million in the 2014 comparable period, and common stock repurchases of $247.8 million compared to $4.0 million in the 2014 comparable period. Additionally, we paid cash dividends of $104.8 million and $95.0 million for the nine months ended September 30, 2015 and 2014, respectively. Proceeds from the issuance of stock under employee plans were $26.7 million and $23.0 million for the nine months ended September 30, 2015 and 2014, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We are party to a $500 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We enter into leasing arrangements to finance the use of certain property and equipment.
In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on off-road vehicle production. We broke ground on the facility in the first quarter of 2015 with completion expected in the second quarter of 2016. A mortgage note payable agreement of $14.5 million for land, on which we are building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note.
Debt, capital lease obligations, notes payable, interest rate swap valuation adjustments and the average related interest rates at September 30, 2015 were as follows:

($ in millions)	Average interest rate at September 30, 2015	Maturity	September 30, 2015
Revolving loan facility	0.85%	March 2020	$77.2
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.05%	Various through 2029	22.9
Notes payable	3.50%	June 2027	15.9
Interest rate swap valuation adjustments			0.6
Total debt, capital lease obligations, and notes payable			$316.6
Less: current maturities			4.8
Long-term debt, capital lease obligations, and notes payable			$311.8
Our debt to total capital ratio was 25 percent and 22 percent at September 30, 2015 and 2014, respectively.
Additionally, at September 30, 2015 we had letters of credit outstanding of $18.8 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 79.0 million shares of our common stock. Of that total, approximately 75.7 million shares have been repurchased cumulatively from 1996 through September 30, 2015. We repurchased approximately 1.8 million shares of our common stock for $247.8 million during the first nine months of 2015, which had a favorable impact on earnings per share of $0.04 and $0.06 for the three-month and nine-month periods ended September 30, 2015, respectively. We have authorization from our Board of Directors to repurchase up to an additional 3.3 million shares of our common stock as of September 30, 2015. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation (“GECDF”), an indirect subsidiary of General Electric Capital Corporation, which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris Acceptance sells a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation, a GECDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At September 30, 2015, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,321.1 million, a 23 percent increase from $1,072.4 million at September 30, 2014.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of GECDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our total investment in Polaris Acceptance at September 30, 2015, was $88.7 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
On October 13, 2015, GECC announced that it agreed to sell a portfolio of assets, including its ownership interests in Polaris Acceptance to Wells Fargo & Company, with the closing of the transaction expected in the first quarter of 2016. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2017.
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At September 30, 2015, the agreements in place were as follows:

Financial institution	Agreement expiration date
Capital One	March 2016
Chrome Capital	January 2017
Freedom Road	December 2016
Ride Today Acceptance	May 2017
Sheffield Financial	February 2016
Synchrony Bank	April 2016
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
At September 30, 2015, we had the following open foreign currency hedging contracts for the remainder of 2015 and through December 31, 2016, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Third quarter 2015	Estimated remainder of 2015
Australian Dollar (AUD)	Long	$13,006	$0.76 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	126,926	$0.78 to 1 CAD	Negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	8,852	118 Yen to $1	Positive	Positive
Mexican Peso	Short	33,188	15 Peso to $1	Positive	Positive
Norwegian Krone	Long	—	—	Negative	Negative
Swedish Krona	Long	—	—	Negative	Negative
Swiss Franc	Short	—	—	Positive	Positive
In addition, we expect currencies to have a overall negative impact on 2016 results based on the current environment.
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2015, we had derivative contracts in place to hedge approximately 60 percent of our diesel fuel exposure for the remainder of 2015. At September 30, 2015, these outstanding diesel swap contracts totaled approximately 2.7 million gallons, with an average fixed price of $3.24 per gallon. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2015 when compared to the same period in the prior year.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At September 30, 2015, we had an outstanding balance of $77.2 million on the revolving loan.

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

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President — Finance and Chief Financial Officer, of

the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President — Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2015	150,000	$137.40	150,000	3,828,000
August 1 — 31, 2015	284,000	$132.38	284,000	3,544,000
September 1 — 30, 2015	246,000	$129.44	246,000	3,298,000
Total	680,000	$132.43	680,000	3,298,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 79.0 million shares of the Company’s common stock (the “Program”). Of that total, 75.7 million shares have been repurchased cumulatively from 1996 through September 30, 2015. The Program does not have an expiration date.

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

10.a
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015) Restricted Stock Unit Award form of agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

10.b
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015) Performance-Based Restricted Stock Unit Award form of agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

10.c
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015) Stock Option Award form of agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

10.d	Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen.*

10.e	Employment Agreement dated July 10, 2015 by and between the Company and Michael W. Malone.*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on October 27, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	October 27, 2015	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2015	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)