Form 10-K
period 2015-12-31
POLARIS INDUSTRIES INC/MN
filed 2016-02-19
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,796,588,000 as of June 30, 2015, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
As of February 12, 2016, 64,956,308 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2015 (the “2015 Annual Report” furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 28, 2016 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2016 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950’s. We design, engineer and manufacture Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles and Global Adjacent Markets vehicles, together with the related Parts, Garments and Accessories (PG&A). These products are sold through dealers and distributors principally located in the United States, Canada, Western Europe, Australia and Mexico. Sales of our ORV/Snowmobiles, Motorcycles and Global Adjacent Markets reporting segments accounted for the following approximate percentages of our sales for the years ended December 31:

	ORV / Snowmobiles	Motorcycles	Global Adjacent Markets
2015	78%	15%	7%
2014	84%	9%	7%
2013	86%	7%	7%
Industry Background
Off-Road Vehicles. Our ORVs include Sportsman® ATVs, Polaris ACE®, RANGER®, RZR® and Polaris GENERAL™side-by-side vehicles. ATVs and Polaris ACE are four-wheel vehicles with balloon style tires designed for off-road use and traversing rough terrain, swamps and marshland. Side-by-side vehicles are multi-passenger off-road, all-terrain vehicles that can carry up to six passengers in addition to cargo. ORVs are used for recreation, in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites.
ATVs were introduced to the North American market in 1971 by Honda Motor Co., Ltd. (“Honda”). Other Japanese motorcycle manufacturers, including Yamaha Motor Corporation (“Yamaha”), Kawasaki Motors Corp. (“Kawasaki”), and Suzuki Motor Corporation (“Suzuki”), entered the North American ATV market in the late 1970’s and early 1980’s. We entered the ATV market in 1985, Arctic Cat Inc. (“Arctic Cat”) entered in 1995 and Bombardier Recreational Products Inc. (“BRP”) entered in 1998 with their Can-Am product line. In addition, numerous Chinese and Taiwanese manufacturers of youth and small ATVs exist for which limited industry sales data is available. By 1985, the number of three- and four-wheel ATVs sold in North America had grown to approximately 650,000 units per year, then dropped dramatically to a low of 148,000 in 1989. The ATV industry then grew each year in North America from 1990 until 2005, but declined between 2005 and 2011, primarily due to weak overall economic conditions and a move to side-by-side vehicles, until returning to modest low single digit percentage growth in 2012 through 2014. The North American ATV industry was approximately flat in 2015. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2015 world-wide industry sales decreased two percent from 2014 levels with an estimated 412,000 ATVs sold worldwide.
We estimate that worldwide side-by-side vehicle market sales increased approximately four percent during 2015 over 2014 levels with an estimated 439,000 side-by-side vehicles sold. The side-by-side market has increased consistently over the past several years primarily due to continued innovation by existing and new manufacturers. The main competitors for our RANGER, RZR and Polaris GENERAL side-by-side vehicles are Deere & Company (“Deere”), Kawasaki, Yamaha, Arctic Cat, Kubota Tractor Corporation (“Kubota”), Honda and BRP's Can-Am product line.
We estimate that total worldwide off-road vehicle industry sales for 2015, which includes core ATVs and side-by-side vehicles, increased two percent from 2014 levels with an estimated 851,000 units sold.
Snowmobiles. In the early 1950’s, a predecessor to Polaris produced a “gas powered sled,” which became the forerunner of the Polaris snowmobile. Snowmobiles have been manufactured under the Polaris name since 1954. Originally conceived as a utility vehicle for northern, rural environments, over time the snowmobile gained popularity as a recreational vehicle. From the mid-1950’s through the late 1960’s, over 100 producers entered the snowmobile market and snowmobile sales reached a peak of approximately 495,000 units in 1971. The Polaris product survived the industry decline in which snowmobile sales fell to a low point of approximately 87,000 units in 1983 and the number of snowmobile manufacturers serving the North American market declined to four: Yamaha, BRP's Ski-Doo product line, Arctic Cat and Polaris. These four manufacturers also sell snowmobiles in certain overseas markets where the climate is conducive to snowmobile riding. From 1984 to 1997, the worldwide industry grew to approximately 260,000 units before gradually declining through the 2012 season, but grew again in 2013 and 2014. We estimate that during the season ended March 31, 2015, world-wide industry sales of snowmobiles decreased four percent from the previous season levels with an estimated 151,000 units sold worldwide.
Motorcycles. Polaris’ Motorcycles segment consists of Victory®, Indian Motorcycle®, and the moto-roadster, Slingshot®. Heavyweight and mid-size motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the heavyweight motorcycle market in 1998 with an initial Victory product in the cruiser segment. We entered the touring segment in 2000. In 2011, we purchased the Indian Motorcycle brand to complement our Victory brand of motorcycles. In 2013, we re-launched the Indian brand by releasing the first three Indian Motorcycle models engineered by Polaris. In 2014, we entered the mid-size motorcycle market with the launch of Scout, and also introduced the Company's first moto-roadster motorcycle, Slingshot. The North America heavyweight industry retail cruiser and touring sales more than doubled from 1996 to 2006; however, the motorcycle industry declined in 2007 through 2010 due to weak overall economic conditions. The motorcycle industry has rebounded with growth beginning in 2011 to 2014, but slightly declined in 2015. We estimate that the combined 900cc and above cruiser and touring market segments (including Slingshot) increased low-single digits percent in 2015 compared to 2014 levels with an estimated 243,000 heavyweight cruiser, touring, and mid-size motorcycles sold in the North American market. Other major heavyweight cruiser and touring motorcycle manufacturers include BMW of North America, LLC (“BMW”), Triumph Motorcycles Ltd., Harley-Davidson, Inc., Honda, Yamaha, Kawasaki, Suzuki and BRP. We estimate that during 2015, worldwide combined 900cc and above cruiser and touring market segments (including Slingshot) sales were approximately flat with 2014 levels, with an estimated 344,000 units sold worldwide.
Global Adjacent Markets. We introduced our initial Global Adjacent Markets vehicles with the 2011 acquisitions of Global Electric Motorcars LLC (“GEM”) and Goupil Industries S.A. (“Goupil”). We expanded our portfolio in 2013 by acquiring A.M. Holding S.A.S., which operates under the name Aixam Mega S.A.S. (“Aixam”). Aixam is based in France and manufactures and sells enclosed on-road quadricycles and light duty commercial vehicles. Through these acquisitions, we now offer products in the light-duty hauling, people mover and urban/suburban commuting sub-sectors of the Work and Transportation industry. We estimate the worldwide target market for Work and Transportation vehicles at approximately $4.0 billion in 2015, which includes master planned communities and golf courses, light duty hauling, people movers, urban/suburban commuting and related quadricycles. Other major Work and Transportation manufacturers include Textron Inc.’s “E-Z-GO,” Ingersoll-Rand Plc.’s “Club Car,” Yamaha and DrivePlanet's “Ligier.” Our Polaris Defense business provides ultra-light tactical vehicles designed for defense forces around the world.
Products
Off-Road Vehicles. We currently produce four-wheel ATVs, which provide more stability for the rider than earlier three-wheel versions. In 2000, we introduced our first youth ATV models. In 1998, we introduced the RANGER, a six-wheeled off-road side-by-side utility vehicle and in 2000, we introduced a four-wheeled version of the RANGER utility vehicle. In 2007, we introduced our first recreational side-by-side vehicle, the RZR, and our first six-passenger side-by-side vehicle, the RANGER Crew®. In 2014, we introduced the single-seat, Polaris ACE off-road vehicle. Our full line of ORVs (excluding military vehicles) consists of 55 models, including two-, four- and six-wheel drive general purpose, commercial, recreational and side-by-side models, with 2016 model year suggested United States retail prices ranging from approximately $2,100 to $27,500. In 2015, we acquired HH Investment Limited (“Hammerhead™”), which manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles under the Hammerhead Off-Road® brand.
Most of our ORVs feature the totally automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson® strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift-on-the-fly design. Our ORVs have four-cycle engines and both shaft and concentric chain drive. Over the past 12 years, we have introduced the industry's first electronic fuel injected ATV, the first independent rear suspension on a sport ATV and helped create the recreational side-by-side segment through introduction of our RZR vehicles. Our lineup of ORVs has continued to expand over the past years through introduction of electric ORVs and commercial focused ORVs. Our family of ORVs includes utility and recreational Sportsman ATVs, sport-styled Scrambler® ATVs, utility and recreational RANGER side-by-side vehicles, and recreational RZR side-by-side vehicles. In many of these segments, we offer youth, value, mid-size, trail and high-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Our key ORV product introductions in 2015 included the all-new RZR XP 1000 Turbo and the all-new Polaris GENERAL 1000. The GENERAL is a cross between a RZR and a RANGER. The GENERAL was designed for consumers, to provide a single vehicle for both work and play. We also introduced RANGER EV Li-Ion Polaris Pursuit Camo, which utilizes Lithium-Ion battery technology.
We produce or supply a variety of replacement parts and accessories for our ORVs. ORV accessories include winches, bumper/brushguards, plows, racks, mowers, tires, pull-behinds, cabs, cargo box accessories, tracks and oil. We also market a full line of recreational apparel for our ORVs, including helmets, jackets, pants and hats. In 2014, we acquired Kolpin Outdoors, Inc. (“Kolpin”), an aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. We also acquired certain assets of LSI Products Inc. and Armor Holdings LLC (collectively “Pro Armor”), an aftermarket accessories company that specializes in accessories for performance side-by-side vehicles and all-terrain vehicles. These two 2014 acquisitions added industry leading aftermarket accessory brands to our ORV operating segment.
Snowmobiles. We produce a full line of snowmobiles consisting of approximately 39 models, ranging from youth models to utility and economy models to performance and competition models. The 2016 model year suggested U.S. retail prices range from approximately $2,800 to $15,000. Polaris snowmobiles are sold principally in the U.S., Canada and Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. We believe that we were the first to develop several features for wide commercial use in snowmobiles, including independent front suspension, long travel rear suspension, hydraulic disc brakes, liquid cooling for brakes and a three cylinder engine. In 2009, we introduced the first true progressive-rate rear suspension snowmobile, the Polaris RUSH®. In 2014, we introduced the all-new AXYS™ chassis platform for the flatland rider, and in 2015, we introduced the AXYS chassis platform for the mountain rider. In 2015, we acquired Timbersled Products, Inc. (“Timbersled™”), which is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry.
We produce or supply a variety of replacement parts and accessories for our snowmobiles. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. We also market a full line of recreational apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. In 2012, we acquired Teton Outfitters, LLC (d/b/a Klim), which primarily specializes in premium technical riding gear for the snowmobile industry. In 2015, we acquired certain assets of 509, Inc. (“509”), which is an aftermarket leader in snowmobile helmets and goggles. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Motorcycles. In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory brand name. In 2008, we introduced our first luxury touring model, the Victory Vision®. In 2009, we expanded our touring product line to include the Victory Cross Roads® and Cross Country® models. In 2011, we acquired Indian Motorcycle Company, America’s first motorcycle company, and in 2013 we re-launched the Indian Motorcycle brand by releasing the first three Indian Motorcycle models engineered by Polaris: Indian Chief® Classic, Indian Chief Vintage and Indian Chieftain™. In 2014, we added two new Indian models, including the Roadmaster®, a luxury touring motorcycle, and Scout™, Polaris' first mid-sized motorcycle. In 2015, we introduced the Indian Scout Sixty™. In 2014, we also added a new bagger to the Victory motorcycle line, the Victory Magnum™. The all-new three-wheel motorcycle, Slingshot was introduced in 2014, and is the Company's first moto-roadster. In 2015, we acquired the electric motorcycle business of Brammo, Inc., and introduced the Victory Empulse TT, our first electric motorcycle. Our 2016 model year line of motorcycles for Victory, Indian and Slingshot consists of approximately 21 models with suggested U.S. retail prices ranging from approximately $9,000 to $29,500.
We produce or supply a variety of replacement parts and accessories for our motorcycles. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel for our motorcycles, including helmets, jackets, leathers and hats. In 2012, we acquired Teton Outfitters, LLC (d/b/a Klim), which specializes in premium technical riding gear for the motorcycle (and snowmobile) industry. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Global Adjacent Markets - Work and Transportation. In 2011, we acquired GEM and Goupil to expand and complement our product offerings. In 2013, we further expanded the Global Adjacent Markets segment by acquiring Aixam. GEM addresses the people mover segment of low emission vehicles, Goupil, a French company, addresses the light duty hauling segment and Aixam, also a French company, addresses both the passenger and light duty hauling segments. GEM has seven models, while Goupil has five base platforms that are modular and can be configured to meet numerous custom needs from park and garden maintenance to delivery and other commercial needs. Additionally, Aixam has four base models of passenger-based quadricycles that are sold primarily in Western Europe. Prices for our GEM, Aixam and

Goupil vehicles range from $8,000 to $22,000, depending on the model and application. Work and Transportation also includes all commercial, BRUTUS® side-by-side vehicles, and all business-to-business (B2B) applications of ORV, Snowmobiles, and Motorcycles outside of our traditional dealer channels.
Global Adjacent Markets - Military/Government. In the mid-2000's, we introduced a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. These vehicles provide versatile mobility for up to nine passengers, and include DAGOR™, Sportsman MV and MRZR®. Our standard line of military and government vehicles for model year 2016 consists of six models at suggested United States retail prices ranging from approximately $7,000 to $163,000.
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
Manufacturing and Distribution Operations
Our products are assembled at our facilities in Roseau, Minnesota; Spirit Lake, Iowa, and its surrounding areas; Osceola, Wisconsin; Monterrey, Mexico; Opole, Poland; Shanghai, China and various locations across France. Since our product lines incorporate similar technology, substantially the same equipment and personnel are employed across production in North America. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and balancing and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Our work force is familiar with the use, operation and maintenance of the products since many employees own the products we manufacture. We have manufacturing centers of excellence established at our production facilities in Roseau and Spirit Lake, as well as at our Monterrey production facility, which became operational in 2011, that assembles ORVs and certain engines. This realignment led to the sale of part of our Osceola, Wisconsin manufacturing operations, moving frame tube bending into Roseau and Monterrey, and outsourcing some operations including seat manufacturing and stamping. Several of the engines used in our vehicles continue to be manufactured in Osceola. Our plant in Opole, Poland facility manufactures ORVs to serve the European market. Goupil has its manufacturing operations in Bourran, France, while Aixam has its manufacturing operations in Aix-les-Bains and Chanas, France. Our Roseau facility primarily manufactures ORVs and snowmobiles and our Monterrey facility primarily manufactures ORVs. Our facilities in Spirit Lake, Iowa and its surrounding areas primarily manufacture motorcycles and GEM vehicles. In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on ORV and Slingshot production. We broke ground on the facility in the first quarter of 2015 and expect to start production in the second quarter of 2016.
Pursuant to informal agreements between us and Fuji Heavy Industries Ltd. (“Fuji”), Fuji was the sole manufacturer of our two-cycle snowmobile engines from 1968 to 1995. Fuji has manufactured engines for our ATV products since their introduction in 1985. We had entered into an agreement with Fuji to form Robin Manufacturing, U.S.A. (“Robin”) in 1995. Under the agreement, we made an investment for a 40 percent ownership position in Robin, which built engines in the United States for recreational and industrial products. The Robin facility was closed in 2011 as the production volume of engines made at the facility had declined significantly. Since 2011, our reliance on and use of Fuji manufactured engines in our products has steadily declined as our internal engine manufacturing capabilities have expanded. After decreasing from 2011 to 2014, our use of Fuji engines in our vehicles stabilized in 2015, and is expected to remain stable in 2016.
We have been designing and producing our own engines for select models of snowmobiles since 1995, for all Victory motorcycles since 1998, for select ORV models since 2001 and for Indian motorcycles since the re-launch in 2013. During 2015, approximately 85 percent of the total vehicles we produced were powered by engines designed and assembled by us.
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
 We maintain sales and administration facilities in Medina and Plymouth, Minnesota; Rigby, Idaho; Ponderay, Idaho; Dallas, Texas; Winnipeg, Canada; Derrimut, Australia; Shanghai, China; Rolle, Switzerland; Sao Paulo, Brazil; New Delhi, India; Monterrey, Mexico and in most Western European countries. Our primary wholegoods distribution facilities are in Shakopee, Minnesota; Haviland, Ohio; Altona, Australia; Irving, Texas; and Milford, Iowa. Our primary North American dealer PG&A distribution facilities are in Vermillion, South Dakota; Wilmington, Ohio and Rigby, Idaho. We have various other locations around the world that distribute wholegoods and PG&A to our international dealers and distributors.
Production Scheduling
We produce and deliver our products throughout the year based on dealer, distributor and customer orders. Beginning in 2008, we began testing a new dealer ordering process called Maximum Velocity Program (MVP), where ORV orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar MVP process, but on a less frequent ordering cycle. Effective in 2010, the MVP process was being utilized by all North American ORV dealers. For MVP dealers, ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning. In 2012, we began utilizing our Retail Flow Management (RFM) ordering system for Victory motorcycles, and now also use it as the ordering system for Indian motorcycles. In late 2014, we began utilizing RFM for most ATV dealers. The RFM system allows dealers to order daily, create a segment stocking order, and eventually reduce order fulfillment times to what we expect will be less than 18 days. For non-MVP and non-RFM dealers and products, units are built to order each year, subject to fluctuations in market conditions and supplier lead times. We anticipate that we will begin to evolve our side-by-side business to utilize RFM in late 2016 and 2017.
For snowmobiles, we offer a pre-order SnowCheck program for our customers. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We manufacture ORVs, motorcycles and Global Adjacent Markets vehicles year round. We have the ability to mix production of the various products on the existing manufacturing lines as demand dictates.
Sales and Marketing
Our products are sold through a network of approximately 1,800 independent dealers in North America, and approximately 1,700 independent international dealers through 23 subsidiaries and approximately 75 distributors in over 100 countries outside of North America. With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China, India, Mexico and Brazil, sales of our non-Global Adjacent Markets vehicles in Europe and other offshore markets are handled through independent distributors.
ORV/Snowmobiles. We sell our ORVs directly to a network of over 1,500 dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers, and are located in the snowbelt regions of the United States and Canada. At the end of 2015, approximately 860 Polaris dealers were located in areas of the United States where snowmobiles are not regularly sold. Unlike our primary competitors, which market their ORV products principally through their affiliated motorcycle dealers, we also sell our ORVs through lawn and garden and farm implement dealers. In 2012 through 2015, we acquired Klim, Kolpin, Pro Armor, Timbersled, Hammerhead and 509, which each have their own dealer/distributor relationships established.
Motorcycles. Victory and Indian motorcycles and Slingshot are distributed directly through independently owned dealers and distributors, except in Australia where we have four Company-owned retail stores. We have a high quality dealer network for our other product lines from which many of the approximately 450 current North American Victory dealers were selected. Indian currently has approximately 225 North American dealers signed up, of which approximately 180 are retailing Indian motorcycles as of the end of 2015. We expect the number of Indian retailing dealerships to continue to increase over the coming years. Slingshot currently has approximately 450 North American dealers retailing as of the end of 2015. In 2005, we began selling Victory motorcycles in the United Kingdom. Since 2005, we have been gradually expanding our international sales of motorcycles, primarily in Europe and Australia. We expect to further expand our motorcycle dealer network over the next few years in North America and internationally for Victory, Indian and Slingshot motorcycles.
Global Adjacent Markets. Within Global Adjacent Markets, our Work and Transportation vehicles each have their own distribution networks through which their respective vehicles are distributed. In 2011 through 2013, we acquired GEM, Goupil and Aixam in the Global Adjacent Markets operating segment. GEM has approximately 215 dealers. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries. Polaris Defense products are sold based upon contract terms with certain military and governmental agencies.
In addition, we sell Polaris vehicles directly to military and government agencies and other national accounts and we supply a highly differentiated side-by-side vehicle branded Bobcat to their dealerships in North America. In 2013, we entered into a partnership with Ariens Company (“Ariens”), a Brillion, Wisconsin based manufacturer of outdoor power equipment. Through the partnership, we leverage each other's dealer networks, sharing certain technologies, research and development and supplying Ariens with a highly differentiated work vehicle to sell through its dealer network. In 2014, we began shipping vehicles to Ariens under the terms of the partnership.
Dealer agreements. Dealers and distributors sell our products under contractual arrangements pursuant to which the dealer or distributor is authorized to market specified products and is required to carry certain replacement parts and perform certain warranty and other services. Changes in dealers and distributors take place from time to time. We believe a sufficient number of qualified dealers and distributors exist in all geographic areas to permit an orderly transition whenever necessary.
Polaris Acceptance. In 1996, a wholly-owned subsidiary of Polaris entered into a partnership agreement with a subsidiary of Transamerica Distribution Finance (TDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Under the partnership agreement, we have a 50 percent equity interest in Polaris Acceptance. We do not guarantee the outstanding indebtedness of Polaris Acceptance. In 2004, TDF was merged with a subsidiary of General Electric Company (GE) and, as a result of that merger, TDF’s name was changed to GE Commercial Distribution Finance Corporation (GECDF). No significant change in the Polaris Acceptance relationship resulted from the change of ownership from TDF. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio to a securitization facility arranged by General Electric Capital Corporation, a GECDF affiliate (“Securitization Facility”), and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. In 2015, GECDF announced that it agreed to sell a portfolio of assets, including its ownership interests in Polaris Acceptance to Wells Fargo & Company, with the closing of the transaction expected in the first quarter of 2016. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2022. See Notes 4 and 8 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
We have arrangements with Polaris Acceptance (United States) and GE affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland, China and New Zealand) to provide floor plan financing for our dealers. A majority of our North American sales of snowmobiles, ORVs, motorcycles, Global Adjacent Markets vehicles and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units; however, there can be no assurance that this will continue to be the case. If necessary, we will adjust our sales return allowance at the time of sale should we anticipate material repurchases of units financed through the finance companies. See Note 8 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
Customer financing. In August 2005, a wholly-owned subsidiary of Polaris entered into a multi-year contract with HSBC Bank Nevada, National Association (“HSBC”), formerly known as Household Bank (SB), N.A., under which HSBC managed our private label credit card program under the StarCard label for the purchase of Polaris products. Since then, HSBC’s U.S. Credit Card and Retail Services business has been acquired by Capital One. Our current agreement with Capital One expires in February 2016, and is not expected to be renewed.
In April 2006, a wholly-owned subsidiary of Polaris entered into a multi-year contract with GE Money Bank (“GE Bank”) under which GE Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. In 2014, GE Bank changed its name to Synchrony Bank, as a result of a spin off and is part of the GE Capital Retail Finance business. The current installment credit agreement under which Synchrony Bank provides installment credit lending for Polaris products expires in December 2020.
In January 2009, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which Sheffield provides installment credit lending for ORVs, snowmobiles, motorcycles and certain other Polaris products expires in December 2020.
In November 2014, a wholly-owned subsidiary of Polaris entered into a multi-year contract with FreedomRoad Financial (“FreedomRoad”) pursuant to which FreedomRoad agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which FreedomRoad provides installment credit lending for motorcycles expires in December 2016.
In December 2014, a wholly-owned subsidiary of Polaris entered into a multi-year contract with Chrome Capital LLC (“Chrome”) pursuant to which Chrome agreed to make available leasing to customers of our dealers for Victory and Indian Motorcycles. The current leasing agreement under which Chrome provides exclusive leasing for motorcycles expires in January 2017.
Marketing. We promote our brands among the riding and non-riding public and provide a wide range of products for enthusiasts by licensing the name Polaris. We currently license the production and sale of a range of items, including die cast toys, ride-on toys and numerous other products.
We sell clothing and accessories through our e-commerce websites polaris.com, indianmotorcycle.com, klim.com, kolpin.com, cyclecountry.com, proarmor.com, timbersled.com, hammerheadoffroad.com and 509films.com.
Our marketing activities are designed primarily to promote and communicate directly with consumers to assist the selling and marketing efforts of our dealers and distributors. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive in order to accelerate retail sales to consumers and gain market share. We advertise our products directly to consumers using print advertising in the industry press and in user group publications and on the internet, social media, billboards, television and radio. We also provide media advertising and partially underwrite dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. From time to time, we produce promotional films for our products, which are available to dealers for use in the showroom or at special promotions. We also provide product brochures, leaflets, posters, dealer signs, and miscellaneous other promotional items for use by dealers.
We expended $316.7 million, $314.5 million and $270.3 million for sales and marketing activities in 2015, 2014 and 2013, respectively.
Engineering, Research and Development, and New Product Introduction
We have approximately 750 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland. Our acquisitions of GEM, Goupil and Aixam included research and development resources for their respective product lines. We believe Polaris was the first to develop, for wide commercial use, independent front suspensions for snowmobiles, long travel rear suspensions for snowmobiles, liquid cooled snowmobile brakes, hydraulic brakes for snowmobiles, the three cylinder engine in snowmobiles, the adaptation of the MacPherson® strut front suspension, “on demand” all-wheel drive systems and the Concentric Drive System for use in ORVs, the application of a forced air cooled variable power transmission system in ORVs and the use of electronic fuel injection for ORVs.
We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, Victory, Indian and Slingshot motorcycles, and certain Global Adjacent Market vehicles. In 2010, we acquired Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles.
We expended $166.4 million, $148.5 million and $139.2 million for research and development activities in 2015, 2014 and 2013, respectively.
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
Competition
The off-road vehicle, snowmobile, motorcycle and people mobility and work utility solutions markets in the United States, Canada and other global markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Polaris.
 We believe that our products are competitively priced and our sales and marketing support programs for dealers are comparable to those provided by our competitors. Our products compete with many other recreational products for the discretionary spending of consumers, and to a lesser extent, with other vehicles designed for utility applications.
Product Safety and Regulation
Safety regulation. The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety. The Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to snowmobiles and off-road vehicles. The National Highway Transportation Safety Administration (NHTSA) has federal oversight over product safety issues related to motorcycles and people mobility vehicles.
In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed which, among other things, required ATV manufacturers and distributors to comply with previously voluntary American National Standards Institute (ANSI) safety standards developed by the Specialty Vehicle Institute of America (SVIA). We believe that our products comply with the ANSI/SVIA standards, and we have had an action plan on file with the CPSC since 1998 regarding safety related issues. The Act also includes a provision that requires the CPSC to complete an ATV rulemaking process it started in August 2006 regarding the need for safety standards or increased safety standards for ATVs, which has not yet resulted in the issuance of a final rule.
We are a member of the Recreational Off-Highway Vehicle Association (ROHVA), which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (ROVs), a category that includes our RANGER, Polaris GENERAL, RZR, and Polaris ACE vehicles. Since early 2008, ROHVA has been engaged in a comprehensive process for developing a voluntary standard for equipment, configuration and performance requirements of ROVs through ANSI. Comments on the draft standard have been actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention, and other safety performance criteria, was approved and published by ANSI in March 2010, revised in 2011 and 2014, and additional revisions are anticipated in 2016.
In October 2009, the CPSC published an advance notice of proposed rulemaking regarding ROV safety under the Consumer Product Safety Act. In December 2014, the CPSC published a Notice of Proposed Rulemaking that includes proposed mandatory safety standards for ROVs in the areas of lateral stability, steering and handling, and occupant retention. Polaris, by itself and through ROHVA, has expressed concerns about the proposed mandatory standards, whether they would actually reduce ROV incident rates, whether the proposed tests are repeatable and appropriate for ROVs, and the unintended safety consequences that could result from them. As a result of those concerns, revisions to the standard were proposed. In 2015, CPSC expressed support for the proposed 2016 revisions to the ANSI standard, which may allow CPSC to terminate its rule-making process. We are unable to predict the outcome of the CPSC rule-making process or the ultimate impact of any resulting rules on our business and operating results.

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
Motorcycle and certain Global Adjacent Markets vehicles are subject to federal vehicle safety standards administered by the NHTSA and are also subject to various state vehicle equipment standards. Our Slingshot vehicle is classified as a motorcycle under U.S. federal law, but may be classified differently in other jurisdictions. We believe our motorcycles (including Slingshot) and people mobility vehicles comply with applicable federal and state safety standards.
Our products are also subject to international standards related to safety in places where we sell our products outside the United States. We believe that our motorcycles, ORVs, snowmobiles and Global Adjacent Markets vehicles have complied with applicable safety standards in the United States and other international locations.
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
Our products are also subject to international emission laws and regulations in places where we sell our products outside the United States. Canada’s emission regulations for motorcycles, ORVs and snowmobiles are similar to those in the United States, and Polaris complies with the applicable Canada requirements. Europe currently regulates emissions from our motorcycles and certain of our ATV-based products for which we obtain whole vehicle type approvals, and these products meet the applicable requirements. In 2014, the European Parliament and Council finalized the details of new regulations that will make these European emission requirements more stringent beginning in 2016. We are developing the technology to meet these requirements, and the first motorcycle certifications are expected to occur in 2016. Emissions from certain Polaris off-road products in the EU will be covered in the future by the non-road mobile machinery directive, which is currently being revised. Polaris is reviewing the technology requirements and developing compliance solutions for these future EU regulations.
We believe that our products comply with applicable emission standards and related regulations in the United States and internationally. We are unable to predict the ultimate impact of the adopted or proposed new regulations on our business. We are currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.
Employees
Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2015, on a worldwide basis, we employed an average of approximately 8,100 full-time persons, a 16 percent increase from 2014. Approximately 3,400 of our employees are salaried. We consider our relations with our employees to be excellent.
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
Forward-Looking Statements
This 2015 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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
Executive Officers of the Registrant
Set forth below are the names of our executive officers as of February 19, 2016, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	48	Chairman of the Board of Directors and Chief Executive Officer
Bennett J. Morgan	52	President and Chief Operating Officer
Kenneth J. Pucel	49	Executive Vice President—Global Operations, Engineering and Lean
Michael T. Speetzen	46	Executive Vice President—Finance and Chief Financial Officer
Stacy L. Bogart	52	Senior Vice President—General Counsel and Secretary
Michael D. Dougherty	48	President—International
Stephen L. Eastman	51	President—Parts, Garments and Accessories
Matthew J. Homan	44	President—Off-Road Vehicles
David C. Longren	57	Senior Vice President—Enterprise Cost
James P. Williams	53	Senior Vice President—Chief Human Resources Officer
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
Mr. Morgan has been President and Chief Operating Officer of the Company since April 2005; prior to that, he was Vice President and General Manager of the ATV division of Polaris. Prior to managing the ATV division, Mr. Morgan was General Manager of PG&A for Polaris from 1997 to 2001. He joined Polaris in 1987 and spent his early career in various product development, marketing and operations management positions of increasing responsibility.
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
Mr. Speetzen has been Executive Vice President—Finance and Chief Financial Officer of the Company since August 2015. Prior to joining Polaris, Mr. Speetzen was Senior Vice President and Chief Financial Officer of Xylem, Inc., a provider of fluid technology and equipment solutions for water issues, since 2011, when the company was formed from the spinoff of the water businesses of ITT Corporation. He joined ITT, a global manufacturing company, in 2009. Prior to joining ITT, Mr. Speetzen served as Executive Vice President and Chief Financial Officer for the StandardAero Company owned by the private equity firm Dubai Aerospace Enterprise. Previously, he held positions of increasing responsibility in the finance functions at Honeywell Inc. and General Electric Company.
Ms. Bogart has been Senior Vice President—General Counsel and Secretary of Polaris since September 2015. Prior to her current role, she was Vice President—General Counsel and Compliance Officer since November 2009 and Corporate Secretary since January 2010. From February 2009 to November 2009, Ms. Bogart was General Counsel of Liberty Diversified International. From October 1999 until February 2009, Ms. Bogart held several positions at The Toro Company, including Assistant General Counsel and Assistant Secretary. Before joining The Toro Company, Ms. Bogart was a Senior Attorney for Honeywell Inc.
Mr. Dougherty has been President—International since September 2015.  Prior to his current role, he was Vice President—Asia Pacific and Latin America since August 2011. Mr. Dougherty joined the company in 1998 as International Sales Manager, and has held several positions, including Vice President of Global New Market Development and Vice President and General Manager of the ATV division during his tenure. Prior to Polaris, Mr. Dougherty was employed at Trident Medical International, a trading company.
Mr. Eastman has been President—Parts, Garments and Accessories since September 2015. Prior to his current role, he was Vice President—Parts, Garments and Accessories since February 2012. Prior to joining Polaris, Mr. Eastman was President of Target.com for Target Corporation, a general merchandise retailer, from July 2008 to October 2011. Prior to that, Mr. Eastman held several leadership positions at Target Corporation since 1982 in various areas, including General Merchandising, Consumer Electronics, Inventory Management and Merchandise Planning Operations.
Mr. Homan was promoted to President—Off-Road Vehicles in January 2016. Mr. Homan has held several key leadership positions at Polaris. Prior to his current role, most recently he was President—Global Adjacent Markets since September 2015, Vice President—Global Adjacent Markets since July 2014, Vice President—EMEA since August 2011, Vice President—Off-Road Vehicles since August 2008, and General Manager of Side-by-Sides since December 2005. Mr. Homan joined Polaris in 2002 as Director of Marketing for the ATV division. Prior to working at Polaris, Mr. Homan spent nearly seven years at General Mills, Inc. working in various marketing and brand management positions.
Mr. Longren was appointed Senior Vice President—Enterprise Cost in January 2016. Prior to this, Mr. Longren was President—Off-Road Vehicles and Off-Road Vehicles Engineering since September 2015, and Vice President—Off-Road Vehicles and Off-Road Vehicles Engineering since August 2011, Chief Technical Officer since May 2006. Mr. Longren joined Polaris in January 2003 as the Director of Engineering for the ATV Division. Prior to joining Polaris, Mr. Longren was a Vice President in the Weapons Systems Division of Alliant Techsystems and Vice President, Engineering and Marketing at Blount Sporting Equipment Group.
Mr. Williams was appointed Senior Vice President—Chief Human Resources Officer in September 2015. Prior to this Mr. Williams was Vice President—Human Resources since April 2011. Prior to joining Polaris, Mr. Williams was Vice President of Human Resources for Cooper Industries, a diversified manufacturing Company, since 2006. Between 2005 and 2006, Mr. Williams was Vice President of Human Resources for Danaher Corp. Previous to that, Mr. Williams held various executive positions of increasing responsibility with Honeywell Inc. from 1995 to 2005. Prior to that, Mr. Williams held a number of posts in Human Resources with Monsanto and General Motors Corporation.

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
We had a product liability reserve accrued on our balance sheet of $19.7 million at December 31, 2015 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985, motorcycles and side-by-side vehicles prior to 1998, and Global Adjacent Markets vehicles prior to 2011, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.
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
The snowmobile, off-road vehicle, motorcycle and global adjacent markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.
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
The changing relationships of the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Swiss franc, the Mexican peso, the Japanese yen and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
Our business may be sensitive to economic conditions that impact consumer spending.
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters, including the availability of consumer credit could reduce consumer spending or reduce consumer spending on powersports products. A general reduction in consumer spending or a reduction in consumer spending on powersports products could adversely affect our sales growth and profitability. In addition, we have a financial services partnership arrangement with a subsidiary of General Electric Company that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2015, our maximum aggregate repurchase obligation was approximately $146.4 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.
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
We have arrangements with each of Capital One, Sheffield Financial, Synchrony Bank, Chrome Capital and FreedomRoad to make retail financing available to consumers who purchase our products in the United States. During 2015, consumers financed approximately 31 percent of the vehicles we sold in the United States through the Capital One revolving retail credit and Sheffield Financial, Synchrony Bank, Chrome Capital and FreedomRoad installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected. Our income from financial services is affected by changes in interest rates.
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
We currently manufacture our products in the United States, Mexico, Poland, France and China. We sell our products throughout the world and maintain sales and administration facilities in the United States, Canada, Switzerland and several other Western European countries, Australia, China, Brazil, Mexico and India. Our primary distribution facilities are in Vermillion, South Dakota, Wilmington, Ohio, and Rigby, Idaho, which distribute PG&A products to our North American dealers and we have various other locations around the world that distribute PG&A to our international dealers and distributors. Our total sales outside North America were 14 percent, 15 percent and 16 percent of our total sales for fiscal 2015, 2014 and 2013, respectively. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total sales. Several factors, including weakened international economic conditions, could adversely affect such growth. In 2014, we completed construction of a manufacturing facility in Poland. In 2015, we acquired a company with manufacturing operations in China. The expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Some of the countries in which we manufacture and/or sell our products, or otherwise have an international presence, are to some degree subject to political, economic and/or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological, and other resources. While we expended $166.4 million, $148.5 million and $139.2 million for research and development efforts in 2015, 2014 and 2013, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
We manufacture our products at, and distribute our products from, several locations in North America and internationally. Any disruption at any of these facilities, or manufacturing delays could adversely affect our business and operating results.
We manufacture most of our products at 16 locations, including North American and international facilities. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses, and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
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
We use many information technology systems and their underlying infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Recent acquisitions have resulted in additional decentralized systems that add to the complexity of our information technology infrastructure. Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in layers of data and information technology protection, and continually monitor cybersecurity threats, there can be no assurance that our efforts will prevent disruptions or breaches in our systems that could adversely affect our business.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material facilities as of December 31, 2015:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Plymouth, Minnesota	Headquarters	Primarily owned	175,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	733,200
Monterrey, Mexico	Wholegoods manufacturing	Owned	440,000
Milford, Iowa	Wholegoods manufacturing	Primarily owned	460,400
Opole, Poland	Wholegoods manufacturing	Leased	300,000
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	273,000
Osceola, Wisconsin	Component parts & engine manufacturing	Owned	285,800
Shanghai, China	Wholegoods manufacturing	Leased	157,500
Spearfish, South Dakota	Component parts manufacturing	Owned	51,000
Chanas, France	Wholegoods manufacturing	Owned	196,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	Owned	97,800
Wyoming, Minnesota	Research and development facility	Owned	272,000
Burgdorf, Switzerland	Research and development facility	Leased	16,500
Wilmington, Ohio	Distribution center	Leased	429,000
Vermillion, South Dakota	Distribution center	Primarily owned	643,000
Surrey, Canada	Distribution center	Leased	160,000
Rigby, Idaho	Distribution center and office facility	Owned	54,600
Shakopee, Minnesota	Wholegoods distribution	Leased	750,000
Altona, Australia	Wholegoods distribution	Leased	215,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Haviland, Ohio	Wholegoods distribution	Leased	100,000
Cuyahoga Falls, Ohio	Office facility	Leased	102,000
Winnipeg, Canada	Office facility	Leased	15,000
Rolle, Switzerland	Office facility	Leased	8,000
Including the material properties listed above and those properties not listed, we have over 3.5 million square feet of manufacturing and research and development space located in North America and Europe. We have over 3.2 million square feet of warehouse and distribution center space in the United States and countries occupied by our subsidiaries that is owned or leased. We also have approximately 265,000 square feet of international office facility square footage in Canada, Western Europe, Australia, Brazil, India, China and Mexico. In Australia, we own four retail stores with approximately 30,000 square feet of space.
We own substantially all tooling and machinery (including heavy presses, conventional and computer-controlled welding facilities for steel and aluminum, assembly lines and paint lines) used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for our products. We believe our current manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs. However, we expect a significant amount of capital expenditures in 2016, which will expand our current manufacturing facilities in anticipation of the capacity and capability requirements of expected future growth. In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on ORV and Slingshot production. We broke ground on the facility in the first quarter of 2015 with start of production expected in the second quarter of 2016.

Item 3. Legal Proceedings
We are involved in a number of other legal proceedings incidental to our business, none of which are expected to have a material effect on the financial results of our business.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2015 Annual Report is incorporated herein by reference. On February 17, 2016, the last reported sale price for shares of our common stock on the New York Stock Exchange was $86.81 per share.
STOCK PERFORMANCE GRAPH
The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2010 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2010
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2015

	2010	2011	2012	2013	2014	2015
Polaris Industries Inc.	$100.00	$146.05	$223.89	$393.79	$414.55	$239.40
S&P Midcap 400 Index	100.00	98.27	115.84	154.64	169.75	166.06
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	109.44	150.52	233.37	230.12	167.94
Comparison of 5-Year Cumulative Total Return Among Polaris Industries Inc., S&P Midcap 400 Index and Recreational Vehicles Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2015	26,000	$112.74	26,000	3,272,000
November 1–30, 2015	350,000	107.03	350,000	2,922,000
December 1–31, 2015	51,000	105.24	51,000	2,871,000
Total	427,000	$107.16	427,000	2,871,000

(1)
The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 79.0 million shares of the Company’s common stock (the “Program”). Of that total, 76.1 million shares have been repurchased cumulatively from 1996 through December 31, 2015. This Program does not have an expiration date.

On January 28, 2016, the Board of Directors approved an increase in the Company’s common stock repurchase authorization by 7.5 million shares. The additional share repurchase authorization, together with the 2.9 million shares remaining available for repurchase under the prior authorization, represents approximately 16 percent of the shares of Polaris common stock currently outstanding, as of January 28, 2016.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All periods presented reflect the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations. Per share data has been adjusted to give effect of all stock splits through 2015.
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2015	2014	2013	2012	2011
Statement of Operations Data
Sales Data:
Total sales	$4,719.3	$4,479.6	$3,777.1	$3,209.8	$2,656.9
Percent change from prior year	5%	19%	18%	21%	33%
Gross Profit Data:
Total gross profit	$1,339.0	$1,319.2	$1,120.9	$925.3	$740.6
Percent of sales	28.4%	29.4%	29.7%	28.8%	27.9%
Operating Expense Data:
Total operating expenses	$692.2	$666.2	$588.9	$480.8	$414.7
Percent of sales	14.7%	14.9%	15.6%	15.0%	15.6%
Operating Income Data:
Total operating income	$716.1	$714.7	$577.9	$478.4	$349.9
Percent of sales	15.2%	16.0%	15.3%	14.9%	13.2%
Net Income Data:
Net income from continuing operations	$455.4	$454.0	$381.1	$312.3	$227.6
Percent of sales	9.6%	10.1%	10.1%	9.7%	8.6%
Diluted net income per share from continuing operations	$6.75	$6.65	$5.40	$4.40	$3.20
Net income	$455.4	$454.0	$377.3	$312.3	$227.6
Diluted net income per share	$6.75	$6.65	$5.35	$4.40	$3.20
Cash Flow Data:
Cash flow provided by continuing operations	$440.2	$529.3	$499.2	$416.1	$302.5
Purchase of property and equipment	249.5	205.1	251.4	103.1	84.5
Repurchase and retirement of common stock	293.6	81.8	530.0	127.5	132.4
Cash dividends to shareholders	139.3	126.9	113.7	101.5	61.6
Cash dividends per share	$2.12	$1.92	$1.68	$1.48	$0.90
Balance Sheet Data (at end of year):
Cash and cash equivalents	$155.3	$137.6	$92.2	$417.0	$325.3
Current assets	1,154.7	1,096.6	865.7	1,017.8	875.0
Total assets	2,387.5	2,074.9	1,685.5	1,488.5	1,228.0
Current liabilities	826.8	850.8	748.1	631.0	586.3
Long-term debt and capital lease obligations	458.2	223.6	284.3	104.3	104.6
Shareholders’ equity	981.5	861.3	535.6	690.5	500.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2015, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.
 Overview
In 2015, we had record sales and net income, with our sixth straight year of growth in both sales and earnings per share. This growth was fueled by award-winning innovative new products leading to continued market share leadership in side-by-side vehicles and ATVs. The overall North American powersports industry was approximately flat in 2015. Our North America retail sales to consumers increased five percent in 2015, helping to drive total full year Company sales up five percent to a record $4.72 billion. With the global economy remaining challenged, and the U.S. dollar strengthening, our international sales decreased five percent due to continued volatility in the currency markets.
Full year net income of $455.4 million was approximately flat with 2014, reflecting the success of continued product innovation, offset by negative currencies of approximately $70.0 million, or $0.55 per diluted share, with diluted earnings per share from continuing operations increasing two percent to a record $6.75 per share. While 2015 results were below expectations, we continued to invest in numerous longer-term diversification and growth opportunities.
In 2015, product innovation remained our top priority. We introduced over twenty new ORV models in 2015, including the all-new RZR® XP 1000 Turbo and the all-new Polaris GENERAL™ 1000. We also added to the iconic Indian Motorcycle® line-up with the introduction of the all-new Indian Scout Sixty™, a 999cc premium motorcycle. Within snowmobiles, we expanded the award winning AXYS® platform into seven new model year 2016 RMK® mountain sled models. We also acquired the electric motorcycle business of Brammo, Hammerhead Off-Road® in China, Timbersled™, and 509. Operationally, we expanded production capacity and capabilities with the purchase of a paint facility in Spearfish, South Dakota.
In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on ORV and Slingshot production. We broke ground on the facility in the first quarter of 2015 and expect production to start in the second quarter of 2016.
On January 28, 2016, we announced that our Board of Directors approved a four percent increase in the regular quarterly cash dividend to $0.55 per share for the first quarter of 2016, representing the 21st consecutive year of increased dividends to shareholders effective with the 2016 first quarter dividend.

Results of Operations
Sales:
Sales were $4,719.3 million in 2015, a five percent increase from $4,479.6 million in 2014. The following table is an analysis of the percentage change in total Company sales for 2015 compared to 2014 and 2014 compared to 2013:

	Percent change in total Company sales compared to the prior year
	2015	2014
Volume	3%	14%
Product mix and price	6	6
Currency	(4)	(1)
	5%	19%
The volume increases in 2015 are primarily the result of shipping more motorcycles and Global Adjacent Markets vehicles, given increased consumer retail demand for those products. The volume increase in 2014 was primarily the result of shipping more ORVs, Snowmobiles, Motorcycles, Global Adjacent Markets vehicles and related PG&A items to dealers given increased consumer retail demand for our products worldwide. Product mix and price contributed six percent to the growth for 2015 and 2014, respectively, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. The impact from currency rates on our Canadian and other foreign subsidiaries' sales, when translated to U.S. dollars, decreased sales by four percent in 2015 and one percent in 2014 compared to the respective prior years. Specifically, the U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to other international currencies negatively impacted our 2015 sales by approximately $160.0 million when compared to the prior year period exchange rates.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2015	Percent of Sales	2014	Percent of Sales	Percent Change 2015 vs. 2014	2013	Percent of Sales	Percent Change 2014 vs. 2013
ORV/Snowmobiles	$3,708.9	78%	$3,741.2	84%	(1)%	$3,255.1	86%	15%
Motorcycles	698.3	15%	418.5	9%	67%	263.4	7%	59%
Global Adjacent Markets	312.1	7%	319.9	7%	(2)%	258.6	7%	24%
Total Sales	$4,719.3	100%	$4,479.6	100%	5%	$3,777.1	100%	19%
ORV/Snowmobiles
Off-Road Vehicles
ORV sales, inclusive of PG&A sales, of $3,304.4 million in 2015, which include core ATV, RANGER and RZR side-by-side vehicles, decreased one percent from 2014. This decrease reflects external challenges such as currency pressures, heightened competitive product offerings and slower retail sales, particularly in oil and gas producing regions of North America. Despite the external challenges, we continued North American market share gains for both ATVs and side-by-side vehicles driven by strong consumer enthusiasm for our ORV offerings, including an expanded line-up of innovative new models. Polaris’ North American ORV unit retail sales to consumers increased low-single digits percent for 2015 compared to 2014, with both ATV and side-by-side vehicles unit retail sales growing low-single digits percent over the prior year. North American dealer inventories of ORVs decreased mid-single digits percent from 2014. ORV sales outside of North America decreased approximately 10 percent in 2015 compared to 2014, primarily due to decreased ATV sales and negative currencies. For 2015, the average ORV per unit sales price was approximately flat compared to 2014's per unit sales price.
ORV sales, inclusive of PG&A sales, of $3,322.9 million in 2014, which include core ATV, RANGER and RZR side-by-side vehicles, and the Company's new Polaris ACE® category, increased 16 percent from 2013. This increase reflects continued market share gains for both ATVs and side-by-side vehicles driven by strong consumer enthusiasm for our ORV offerings, including an expanded line-up of innovative new models and the introduction of the new ACE category. Polaris’ North American ORV unit retail sales to consumers increased low-double digits percent for 2014 compared to 2013, with ATV unit retail sales growing mid-single digits percent and side-by-side vehicle unit retail sales increasing double-digits percent over the prior year. The Company's ACE category, introduced early in 2014, accelerated its retail sales sequentially throughout 2014. North American dealer inventories of ORVs increased high-teens percent from 2013, in support of dealer stocking levels for premium and value segments for ATV RFM and new ACE categories. ORV sales outside of North America increased mid-teens percent in 2014 compared to 2013 resulting from market share gains. For 2014, the average ORV per unit sales price increased four percent over 2013's per unit sales price, primarily as a result of the increased sales of higher priced side-by-side vehicle models
Snowmobiles
Snowmobiles sales, inclusive of PG&A sales, decreased three percent to $404.5 million for 2015 compared to 2014. This decrease is primarily due to lower wholegoods and PG&A sales, partially offset by the acquisition of Timbersled in early 2015. Low snowfall levels in North America and currency pressures, were the primary drivers of the decreased sales for 2015. Retail sales to consumers for the 2015-2016 season-to-date period through December 31, 2015, decreased mid-teens percent, however we realized North American market share gains for the same season-to-date period. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased over 20 percent in 2015 as compared to 2014 due primarily to economic weakness in the region. The average unit sales price in 2015 increased two percent over 2014's per unit sales price, primarily due to a favorable mix of premium snowmobiles.
Snowmobiles sales, inclusive of PG&A sales, increased five percent to $418.3 million for 2014 compared to 2013. This increase is primarily due to the early snowfall and colder weather in North America and the success of the new AXYS chassis platform models introduced in 2014. Retail sales to consumers for the 2014-2015 season-to-date period through December 31, 2014, increased high-teens percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased 28 percent in 2014 as compared to 2013 due primarily to economic weakness in the region. The average unit sales price in 2014 was approximately flat when compared to 2013.
Motorcycles
Sales of Motorcycles, inclusive of PG&A sales, which is comprised of Victory and Indian motorcycles, and the moto-roadster Slingshot, increased 67 percent to $698.3 million for 2015 compared to 2014. The increase in 2015 sales is due to the continued high demand for Indian motorcycles and Slingshot, but was negatively impacted by constrained product availability during the first three quarters of 2015 at our Spirit Lake, Iowa production facility. North American industry retail sales, 900cc and above (including Slingshot), increased low-single digits percent in 2015 compared to 2014. Over the same period, Polaris North American unit retail sales to consumers increased approximately 60 percent, driven primarily by continued strong retail sales for Indian motorcycles and Slingshot. North American Polaris motorcycle dealer inventory increased over 50 percent in 2015 versus 2014 levels primarily due to stocking of the Indian motorcycles and Slingshot. Sales of motorcycles to customers outside of North America increased approximately 40 percent in 2015 compared to 2014. The average per unit sales price for the Motorcycles segment in 2015 decreased two percent compared to 2014 due to the increased sales of our mid-sized motorcycles.
Sales of Motorcycles, inclusive of PG&A sales, increased 59 percent to $418.5 million for 2014 compared to 2013. The increase in 2014 sales is due to the continued high demand for Indian motorcycles including the new 2015 Roadmaster and the Company's first mid-sized motorcycle, Scout, and initial shipments of the Slingshot. North American industry heavyweight cruiser and touring motorcycle retail sales (which excludes Slingshot) increased low-single digits percent in 2014 compared to 2013. Over the same period, Polaris North American unit retail sales to consumers increased almost 40 percent, driven primarily by continued strong retail sales for Indian motorcycles and initial retail sales of Slingshot. North American Polaris motorcycle dealer inventory increased mid-teens digits percent in 2014 versus 2013 levels primarily due to stocking of the Indian motorcycles and Slingshot. Sales of motorcycles to customers outside of North America increased approximately 70 percent in 2014 compared to 2013. The average per unit sales price for the Motorcycles division in 2014 increased nine percent compared to 2013 due to the increased sales of higher priced Indian motorcycles and initial sales of Slingshot.
Global Adjacent Markets
Global Adjacent Markets is comprised of Aixam, GEM and Goupil, as well as all commercial, BRUTUS® and government applications sold outside of our traditional dealer channels. Global Adjacent Markets sales decreased two percent to $312.1 million for 2015 compared to 2014. The decrease in sales is primarily due to ongoing currency pressures, as the number of units sold in our Global Adjacent Markets segment increased compared to 2014. However, sales for our government/defense business decreased compared to 2014. The average per unit sales price for the Global Adjacent Markets segment in 2015 decreased eight percent compared to 2014 due primarily to currency pressures.
Global Adjacent Markets sales, increased 24 percent to $319.9 million for 2014 compared to 2013. The increase in sales over the comparable prior year is due to the inclusion of Aixam in our consolidated financial statements for the full year in 2014, versus eight months in 2013, since it was acquired in April 2013. Also, GEM experienced an increase in sales during 2014 compared to 2013
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2015	Percent of Total Sales	2014	Percent of Total Sales	Percent Change 2015 vs. 2014	2013	Percent of Total Sales	Percent Change 2014 vs. 2013
United States	$3,689.0	78%	$3,339.9	75%	10%	$2,721.3	72%	23%
Canada	378.7	8%	454.6	10%	(17)%	463.3	12%	(2)%
Other foreign countries	651.6	14%	685.1	15%	(5)%	592.5	16%	16%
Total sales	$4,719.3	100%	$4,479.6	100%	5%	$3,777.1	100%	19%
 Significant regional trends were as follows:
United States:
Sales in the United States for 2015 increased ten percent compared to 2014, primarily resulting from higher shipments in motorcycles and related PG&A. The United States represented 78 percent, 75 percent and 72 percent of total company sales in 2015, 2014 and 2013, respectively. Sales in the United States for 2014 increased 23 percent compared to 2013, primarily resulting from higher shipments in all product lines and related PG&A, improved pricing and higher sales of higher priced side-by-side vehicles.
Canada:
Canadian sales decreased 17 percent in 2015 compared to 2014. Negative currency rate movement was the primary contributor for the decrease in 2015, which had an unfavorable 14 percent impact on sales for 2015 compared to 2014, along with a slower retail environment, particularly in the oil and gas producing regions. Sales in Canada represented eight percent, ten percent and 12 percent of total company sales in 2015, 2014 and 2013, respectively. Canadian sales decreased two percent in 2014 compared to 2013. Negative currency rate movement was the primary contributor for the decrease, which had an unfavorable seven percent impact on sales for 2014 compared to 2013, partially offset by sales of higher priced side-by-side vehicles and motorcycles.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, decreased five percent for 2015 compared to 2014. The decrease was primarily driven by negative currency rate movements, which had an unfavorable 15 percentage point impact on sales for 2015 compared to 2014, as well as decreased sales of side-by-side vehicles, snowmobiles, and Global Adjacent Markets vehicles, partially offset by increased sales of motorcycles. The decrease in snowmobile sales was primarily due to poor economic conditions in Russia. Sales in other foreign countries, primarily in Europe, increased 16 percent for 2014 compared to 2013. The increase was primarily driven by increased sales of side-by-side vehicles and motorcycles, as well as the acquisition of Aixam in April 2013. This increase was partially offset by currency rate movements, which had an unfavorable two percent impact on sales for 2014 compared to 2013.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2015	Percent of Total Cost of Sales	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014	2013	Percent of Total Cost of Sales	Change 2014 vs. 2013
Purchased materials and services	$2,929.9	87%	$2,757.6	87%	6%	$2,336.1	88%	18%
Labor and benefits	258.7	8%	244.1	8%	6%	198.7	8%	23%
Depreciation and amortization	117.9	3%	96.9	3%	22%	64.5	2%	50%
Warranty costs	73.7	2%	61.9	2%	19%	56.9	2%	9%
Total cost of sales	$3,380.2	100%	$3,160.5	100%	7%	$2,656.2	100%	19%
Percentage of sales	71.6%		70.6%		-108 basis	70.3%		+23 basis
					points			points
For 2015, cost of sales increased seven percent to $3,380.2 million compared to $3,160.5 million in 2014. The increase in cost of sales in 2015 resulted primarily from the effect of a three percent increase in sales volume on purchased materials and services and labor and benefits. Additionally, depreciation and amortization increased due to higher capital expenditures to increase production capacity and capabilities.
For 2014, cost of sales increased 19 percent to $3,160.5 million compared to $2,656.2 million in 2013. The increase in cost of sales in 2014 resulted primarily from the effect of a 14 percent increase in sales volume on purchased materials and services and labor and benefits. Additionally, depreciation and amortization increased due to higher capital expenditures to increase production capacity and capabilities.

 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2015	Percent of Sales	2014	Percent of Sales	Change 2015 vs. 2014	2013	Percent of Sales	Change 2014 vs. 2013
ORV/Snowmobiles	$1,190.6	32.1%	$1,206.6	32.3%	(1)%	$1,049.8	32.3%	15%
Motorcycles	97.3	13.9%	54.4	13.0%	79%	48.2	18.3%	13%
Global Adjacent Markets	84.2	27.0%	88.8	27.8%	(5)%	63.9	24.7%	39%
Corporate	(33.1)		(30.6)		8%	(41.0)		(25)%
Total gross profit dollars	$1,339.0		$1,319.2		2%	$1,120.9		18%
Percentage of sales	28.4%		29.4%		-108 basis points	29.7%		-23 basis points
Consolidated. Consolidated gross profit, as a percentage of sales, was 28.4 percent for 2015, a decrease of 108 basis points from 2014. Gross profit dollars increased two percent to $1,339.0 million in 2015 compared to 2014. The increase in gross profit dollars resulted from higher selling prices, lower commodity costs and product cost reduction efforts, partially offset by the negative impact of currency movements and higher promotions. Foreign currencies had a negative impact to gross profit of approximately $70.0 million for 2015, when compared to the prior year period. The decrease in gross profit percentage resulted primarily from unfavorable foreign currency fluctuations, new plant start-up costs, higher promotional expenses and higher depreciation and amortization, partially offset by lower commodity costs, product cost reduction and higher selling prices.
Consolidated gross profit, as a percentage of sales, was 29.4 percent for 2014, a decrease of 23 basis points from 2013. Gross profit dollars increased 18 percent to $1,319.2 million in 2014 compared to 2013. The increase in gross profit dollars resulted from higher selling prices, mix and product cost reduction efforts, partially offset by the negative impact of currency movements. The decrease in gross profit percentage resulted primarily from unfavorable foreign currency fluctuations, new plant start-up costs and higher depreciation and amortization, partially offset by product cost reduction and higher selling prices.
ORV/Snowmobiles. Gross profit dollars decreased one percent from 2014 to 2015, primarily due to the negative impact of currency movements, decreased volumes and higher promotions, partially offset by product cost reduction efforts. Gross profit dollars increased 15 percent from 2013 to 2014, primarily due to higher selling prices, mix and product cost reduction efforts, partially offset by the negative impact of currency movements.
Motorcycles. Gross profit dollars increased 79 percent from 2014 to 2015, primarily due to increased sales volumes of Indian and Slingshot, partially offset by additional manufacturing costs and inefficiencies associated with our efforts to scale-up production and add capacity to the paint system at our Spirit Lake, Iowa motorcycle facility. Gross profit dollars increased 13 percent from 2013 to 2014, primarily due to increased sales volumes of Indian.
Global Adjacent Markets. Gross profit dollars decreased five percent from 2014 to 2015, primarily due to the negative impact of currency movements. Gross profit dollars increased 39 percent from 2013 to 2014, primarily due to increased sales volumes of Aixam/Mega vehicles and government/military vehicles, partially offset by negative impacts of currency movements.
Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Selling and marketing	$316.7	$314.5	1%	$270.3	16%
Research and development	166.4	148.5	12%	139.2	7%
General and administrative	209.1	203.2	3%	179.4	13%
Total operating expenses	$692.2	$666.2	4%	$588.9	13%
Percentage of sales	14.7%	14.9%	-20 basis points	15.6%	-72 basis points

Operating expenses for 2015 increased four percent to $692.2 million, compared to $666.2 million in 2014. Operating expenses as a percentage of sales decreased 20 basis points in 2015 to 14.7 percent compared to 14.9 percent in 2014. Operating expenses in absolute dollars increased in 2015 primarily due to higher research and development expenses, as well as increased general and administrative expenses, which includes infrastructure investments being made to support global growth initiatives. Operating expenses as a percent of sales declined primarily due to operating cost control measures and a reduction in incentive compensation plan expenses. Foreign currencies had a favorable impact to operating expenses of approximately $15.0 million for 2015, when compared to the prior year period.
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
Income from Financial Services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Income from Polaris Acceptance joint venture	$30.7	$30.5	1%	$20.2	51%
Income from retail credit agreements	33.9	27.6	23%	22.5	23%
Income from other financial services activities	4.7	3.6	31%	3.2	13%
Total income from financial services	$69.3	$61.7	12%	$45.9	34%
Percentage of sales	1.5%	1.4%	+9 basis points	1.2%	+16 basis points
Income from financial services increased 12 percent to $69.3 million in 2015 compared to $61.7 million in 2014. The increase in 2015 is primarily due to a 15 percent increase in retail credit contract volume and increased profitability generated from the retail credit portfolios with Sheffield Financial, Synchrony Bank, Capital One, Chrome Capital and FreedomRoad, and slightly higher income from dealer inventory financing through Polaris Acceptance, due primarily to a 14 percent increase in financed receivables as of December 31, 2015.
Income from financial services increased 34 percent to $61.7 million in 2014 compared to $45.9 million in 2013. The increase in 2014 is primarily due to a 16 percent increase in retail credit contract volume and increased profitability generated from the retail credit portfolios with Sheffield Financial, Synchrony Bank, Capital One and FreedomRoad, and higher income from dealer inventory financing through Polaris Acceptance, due primarily to a 23 percent increase in financed receivables as of December 31, 2014.

Remainder of the Income Statement:

	For the Years Ended December 31,
($ in millions except per share data)	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Interest expense	$11.5	$11.2	2%	$6.2	81%
Equity in loss of other affiliates	$6.8	$4.1	65%	$2.4	71%
Other expense (income), net	$12.1	$0.0	NM	$(5.1)	NM

Income before income taxes	$685.7	$699.3	(2)%	$574.4	22%
Provision for income taxes	$230.4	$245.3	(6)%	$193.4	27%
Percentage of income before income taxes	33.6%	35.1%	-148 basis points	33.7%	+141 basis points

Net income from continuing operations	$455.4	$454.0	0%	$381.1	19%
Net income	$455.4	$454.0	0%	$377.3	20%
Diluted net income per share:
Continuing operations	$6.75	$6.65	2%	$5.40	23%
Diluted net income	$6.75	$6.65	2%	$5.35	24%
Weighted average diluted shares outstanding	67.5	68.2	(1)%	70.5	(3)%
NM = not meaningful
Interest Expense. The increase in 2015 compared to 2014 is primarily due to increased debt levels through borrowings on our existing revolving credit facility. The increase in 2014 compared to 2013 is primarily due to increased debt levels through borrowings on our existing revolving credit facility and the additional borrowing of $100.0 million through our amended Master Note Purchase Agreement in December 2013.
Equity in loss of other affiliates. Increased losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture's pre-production and operating activities. During 2015, EPPL began production of the new, jointly-developed Multix™ personal vehicle, which is specifically designed to satisfy the varied transportation needs of consumers in India. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense (income),net. The change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes. The lower income tax rate for 2015 was primarily due to tax benefits recorded related to research and development credits from the filing of our 2014 federal income tax return and other amended returns. The favorable impact, net of related tax reserves, totaled approximately $10.0 million. For 2015, 2014 and 2013, the income tax provision was positively impacted by the United States Congress extending the research and development income tax credit. However, in 2013 the research and development credit extension was retroactive to 2012, resulting in two years of benefit in 2013. In addition, we also had a favorable impact in 2013 from the release of certain income tax reserves due to favorable conclusions of federal income tax audits. The favorable impact from these items totaled $8.2 million and was recorded as a reduction to income tax expense in the first quarter of 2013.
Net income. The 2013 loss from discontinued operations is a result of a 2013 unfavorable jury verdict in a previously disclosed lawsuit involving a collision between a 2001 Polaris Virage personal watercraft and a boat. The jury awarded approximately $21.0 million in damages of which our liability was $10.0 million. We reported a loss from discontinued operations, net of tax, of $3.8 million in 2013 for an additional provision for our portion of the jury award and legal fees. The liability was fully paid by the end of 2013. There was no income or loss from discontinued operations in 2015 or 2014. In September 2004, we announced our decision to cease manufacturing marine products. Since then, any material financial results of that division have been recorded in discontinued operations. No additional charges are expected from this lawsuit.
Weighted average shares outstanding. The change in the weighted average diluted shares outstanding from 2014 to 2015 is primarily due to share repurchases under our stock repurchase program. The decrease from 2013 to 2014 in the weighted average diluted shares outstanding is primarily due to the Company's November 2013 purchase of 3.96 million shares of Polaris stock previously held by FHI Heavy Industries Ltd ("Fuji") under a Share Repurchase Agreement with

Fuji. This buyback more than offset the issuance of shares under employee compensation plans and resulted in a decrease to the 2014, and to a lesser extent due to the timing of the transaction, the 2013 weighted average diluted shares outstanding.

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
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2015 and 2014, accrued sales promotions and incentives were $141.1 million and $138.6 million, respectively, resulting primarily from an increase in the volume of units sold and an increase in the level of dealer inventories in 2015. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.
 Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $123.3 million and $120.1 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.
Share-based employee compensation. We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company utilizes historical volatility as it believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses. At the end of 2015, if all long-term incentive program performance based awards were expected to achieve the maximum payout, we would have recorded an additional $24.6 million of expense in 2015. Fluctuations in our stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in our stock price is recognized in the period of the change, and is reflected in our gross margin and operating expenses. At December 31, 2015, the accrual for liability-based awards outstanding was $9.2 million, and is included in accrued compensation in the consolidated balance sheets.
Product warranties. We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles, for a period of one or two years for our motorcycles depending on brand and model year, and for a two year period for GEM, Goupil and Aixam vehicles. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2015 and 2014, the accrued warranty liability was $56.5 million and $53.1 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future.
Product liability. We are subject to product liability claims in the normal course of business. In late 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. We self-insure product liability claims up to the purchased catastrophic insurance coverage. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2015 and 2014, we had accruals of $19.7 million and $17.3 million, respectively, for the probable payment of pending claims related to continuing operations product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

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

The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2015 and 2014:

($ in millions)	For the Years Ended December 31,
	2015	2014	Change
Total cash provided by (used for):
Operating activities	$440.2	$529.3	$(89.1)
Investing activities	(289.1)	(246.8)	(42.3)
Financing activities	(120.1)	(222.6)	102.5
Impact of currency exchange rates on cash balances	(13.3)	(14.5)	1.2
Increase in cash and cash equivalents	$17.7	$45.4	$(27.7)
Operating Activities:
Net cash provided by operating activities totaled $440.2 million and $529.3 million in 2015 and 2014, respectively. The $89.1 million decrease in net cash provided by operating activities in 2015 is primarily the result of a $140.0 million increase in net working capital, partially offset by a $24.6 million increase in depreciation and amortization, and a $34.0 million increase in deferred income taxes. Changes in working capital (as reflected in our statements of cash flows) for the year ended 2015 was an increase of $155.6 million, compared to an increase of $15.6 million in 2014. This was primarily due to an increase in net cash used of $151.9 million related to timing of payments made for accounts payable, partially offset by the timing of collections of trade receivables of $73.0 million.
Investing Activities:
Net cash used for investing activities was $289.1 million in 2015 compared to $246.8 million in 2014. The primary uses of cash in 2015 were the acquisitions of Timbersled, Hammerhead and 509, and the continued investments in Brammo and EPPL. In 2015, we made large capital expenditures related to continued capacity and capability expansion at many of our North America locations, including our manufacturing facilities in Spirit Lake, Iowa; Milford, Iowa; Roseau, Minnesota; and Monterrey, Mexico, as well as our manufacturing facility in Opole, Poland. We expect that capital expenditures for 2016 will be slightly higher than our 2015 capital expenditures of approximately $250 million, due to Huntsville and Spirit Lake investments.
Financing Activities:
Net cash used for financing activities was $120.1 million in 2015 compared to $222.6 million in 2014. We paid cash dividends of $139.3 million and $126.9 million in 2015 and 2014, respectively. Total common stock repurchased in 2015 and 2014 totaled $293.6 million and $81.8 million, respectively. In 2015, we had net borrowings under our capital lease arrangements and debt arrangements of $245.6 million, compared to net repayments of $82.1 million in 2014. Proceeds from the issuance of stock under employee plans were $32.5 million and $31.3 million in 2015 and 2014, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $500 million variable interest rate bank lending agreement that expires in March 2020. Interest is charged at rates based on LIBOR or "prime." At December 31, 2015, there were borrowings of $225.7 million outstanding under this arrangement.
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100.0 million of 3.13 percent unsecured senior notes due December 2020. At December 31, 2015 and 2014, outstanding borrowings under the amended Master Note Purchase Agreement totaled $200.0 million for both periods.
At December 31, 2015 and 2014, we were in compliance with all debt covenants. Our debt to total capital ratio was 32 percent and 21 percent at December 31, 2015 and 2014, respectively.

The following table summarizes our significant future contractual obligations at December 31, 2015:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Senior notes	$200.0	—	$25.0	$100.0	$75.0
Borrowings under our credit facility	225.7	—	—	225.7	—
Notes Payable	15.5	$1.9	2.4	2.7	8.5
Interest expense	44.4	7.6	15.1	13.6	8.1
Capital leases	26.9	3.0	4.6	3.7	15.6
Operating leases	60.7	14.9	17.2	11.1	17.5
Total	$573.2	$27.4	$64.3	$356.8	$124.7
In the table above, we assumed our December 31, 2015, outstanding borrowings under the Senior Notes will be paid at their respective due dates. Additionally, at December 31, 2015, we had letters of credit outstanding of $21.6 million related to purchase obligations for raw materials. Not included in the above table is unrecognized tax benefits of $23.4 million.
Our Board of Directors has authorized the cumulative repurchase of up to 79.0 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 76.1 million shares have been repurchased cumulatively from 1996 through December 31, 2015. In addition to this stock repurchase authorization, in 2013 the Polaris Board of Directors authorized the one-time repurchase of all the shares of Polaris stock owned by Fuji. On November 12, 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji pursuant to which Polaris purchased 3.96 million shares of Polaris stock held by Fuji. We repurchased a total of 2.2 million shares of our common stock for $293.6 million during 2015, which increased earnings per share by eleven cents. We have authorization from our Board of Directors to repurchase up to an additional 2.9 million shares of our common stock as of December 31, 2015. On January 28, 2016, the Board of Directors approved an increase in the Company’s common stock repurchase authorization by an additional 7.5 million shares. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2015 and 2014, was approximately $1,562.0 million and $1,337.2 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
In 1996, a wholly owned subsidiary of Polaris entered into a partnership agreement with an entity that is now a subsidiary of GE Commercial Distribution Finance Corporation (GECDF) to form Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. In November 2006, Polaris Acceptance sold a majority of its receivable portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by General Electric Capital Corporation (GECC), a GECDF affiliate, and the partnership agreement was amended to provide that Polaris Acceptance would continue to sell portions of its receivable portfolio to the Securitization Facility from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of GECDF and through equity contributions from both partners.
We have not guaranteed the outstanding indebtedness of Polaris Acceptance. In addition, the two partners of Polaris Acceptance share equally a variable equity cash investment based on the sum of the portfolio balance in Polaris Acceptance. Our total investment in Polaris Acceptance at December 31, 2015 was $99.1 million. Substantially all of our

U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by GECDF’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance is limited to our equity in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2016, the potential 15 percent aggregate repurchase obligation is approximately $182.8 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2015, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2022 with similar terms to the previous agreement.
On October 13, 2015, GECC announced that it agreed to sell a portfolio of assets, including its ownership interests in Polaris Acceptance to Wells Fargo & Company, with the closing of the transaction expected in the first quarter of 2016. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2022.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2015, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $1,305.1 million, a 14 percent increase from $1,141.1 million at December 31, 2014. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreements with Capital One, Chrome Capital, FreedomRoad, Sheffield Financial, and Synchrony Bank, under which these financial institutions provide financing to end consumers of our products. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2015, the agreements in place were as follows:

Financial institution	Agreement expiration date
Capital One	February 2016
Chrome Capital	January 2017
Freedom Road	December 2016
Sheffield Financial	December 2020
Synchrony Bank	December 2020
During 2015, consumers financed 31 percent of our vehicles sold in the United States through the combined Capital One revolving retail credit and Sheffield Financial, Synchrony Bank, Chrome Capital and FreedomRoad installment retail credit arrangement. The volume of revolving and installment credit contracts written in calendar year 2015 was $1,038.9 million, a 15 percent increase from 2014.
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
Japanese Yen: During 2015, purchases totaling approximately two percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impacts cost of sales and net income.
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
At December 31, 2015, we had the following open foreign currency hedging contracts for 2016, and expect the following currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. dollars)	Average exchange rate of open contracts	2015	2016
Australian Dollar (AUD)	Long	$20,336	$0.71 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	81,747	$0.77 to 1 CAD	Negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	10,066	120.44 Yen to $1	Positive	Positive
Mexican Peso	Short	32,857	16.20 Peso to $1	Positive	Positive
Norwegian Kroner	Long	—	—	Negative	Negative
Swedish Krona	Long	—	—	Negative	Negative
Swiss Franc	Short	—	—	Positive	Positive
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At December 31, 2015, derivative contracts in place to hedge our diesel fuel exposures for 2016 are immaterial. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for 2016 when compared to 2015.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2015, we had an outstanding balance of $225.7 million on the revolving loan. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have an approximate $2.0 million impact to interest expense in 2015.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.
Management’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ SCOTT W. WINE

Scott W. Wine
Chairman and Chief Executive Officer

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Executive Vice President—Finance and
Chief Financial Officer
February 19, 2016
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited Polaris Industries Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Polaris Industries Inc., and our report, dated February 19, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 19, 2016

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 19, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 19, 2016

POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

Assets	December 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$155,349	$137,600
Trade receivables, net	150,778	204,876
Inventories, net	710,001	565,685
Prepaid expenses and other	92,422	71,526
Income taxes receivable	46,175	2,691
Deferred tax assets	—	114,177
Total current assets	1,154,725	1,096,555
Property and equipment:
Land, buildings and improvements	301,874	272,802
Equipment and tooling	995,449	826,997
	1,297,323	1,099,799
Less: accumulated depreciation	(646,645)	(544,371)
Property and equipment, net	650,678	555,428
Investment in finance affiliate	99,073	89,107
Deferred tax assets	166,538	41,201
Goodwill and other intangible assets, net	236,117	223,966
Other long-term assets	80,331	68,678
Total assets	$2,387,462	$2,074,935
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of debt, capital lease obligations, and notes payable	$5,059	$2,528
Accounts payable	299,660	343,470
Accrued expenses:
Compensation	106,486	102,379
Warranties	56,474	53,104
Sales promotions and incentives	141,057	138,630
Dealer holdback	123,276	120,093
Other	88,030	79,262
Income taxes payable	6,741	11,344
Total current liabilities	826,783	850,810
Long-term income taxes payable	23,416	10,568
Capital lease obligations	19,660	23,620
Long-term debt	438,560	200,000
Deferred tax liabilities	13,733	18,191
Other long-term liabilities	74,188	96,951
Total liabilities	$1,396,340	$1,200,140
Deferred compensation	9,645	13,528
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 65,309 and 66,307 shares issued and outstanding, respectively	$653	$663
Additional paid-in capital	596,143	486,005
Retained earnings	447,173	401,840
Accumulated other comprehensive loss, net	(62,492)	(27,241)
Total shareholders’ equity	981,477	861,267
Total liabilities and shareholders’ equity	$2,387,462	$2,074,935

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Sales	$4,719,290	$4,479,648	$3,777,068
Cost of sales	3,380,248	3,160,470	2,656,189
Gross profit	1,339,042	1,319,178	1,120,879
Operating expenses:
Selling and marketing	316,669	314,449	270,266
Research and development	166,460	148,458	139,193
General and administrative	209,077	203,248	179,407
Total operating expenses	692,206	666,155	588,866
Income from financial services	69,303	61,667	45,901
Operating income	716,139	714,690	577,914
Non-operating expense (income):
Interest expense	11,456	11,239	6,210
Equity in loss of other affiliates	6,802	4,124	2,414
Other expense (income), net	12,144	10	(5,139)
Income before income taxes	685,737	699,317	574,429
Provision for income taxes	230,376	245,288	193,360
Net income from continuing operations	455,361	454,029	381,069
Loss from discontinued operations, net of tax	—	—	(3,777)
Net income	$455,361	$454,029	$377,292
Basic net income per share:
Continuing operations	$6.90	$6.86	$5.56
Loss from discontinued operations	—	—	(0.05)
Basic net income per share	$6.90	$6.86	$5.51
Diluted net income per share:
Continuing operations	$6.75	$6.65	$5.40
Loss from discontinued operations	—	—	(0.05)
Diluted net income per share	$6.75	$6.65	$5.35
Weighted average shares outstanding:
Basic	66,020	66,175	68,535
Diluted	67,484	68,229	70,546

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$455,361	$454,029	$377,292
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $643, $65 and $1,841	(38,571)	(44,371)	4,913
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of ($1,975), $970 and ($950)	3,320	(1,631)	1,610
Comprehensive income	$420,110	$408,027	$383,815
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2012	68,647	686	268,515	409,091	12,238	690,530
Employee stock compensation	264	3	57,890	—	—	57,893
Deferred compensation	—	—	(4,358)	(4,063)	—	(8,421)
Proceeds from stock issuances under employee plans	1,049	10	26,912	—	—	26,922
Tax effect of exercise of stock options	—	—	28,621	—	—	28,621
Cash dividends declared ($1.68 per share)	—	—	—	(113,722)	—	(113,722)
Repurchase and retirement of common shares	(4,337)	(43)	(16,964)	(513,026)	—	(530,033)
Net income	—	—	—	377,292	—	377,292
Other comprehensive income	—	—	—	—	6,523	6,523
Balance, December 31, 2013	65,623	656	360,616	155,572	18,761	535,605
Employee stock compensation	254	3	63,180	—	—	63,183
Deferred compensation	—	—	(3,020)	(2,087)	—	(5,107)
Proceeds from stock issuances under employee plans	984	10	31,303	—	—	31,313
Tax effect of exercise of stock options	—	—	36,966	—	—	36,966
Cash dividends declared ($1.92 per share)	—	—	—	(126,908)	—	(126,908)
Repurchase and retirement of common shares	(554)	(6)	(3,040)	(78,766)	—	(81,812)
Net income	—	—	—	454,029	—	454,029
Other comprehensive loss	—	—	—	—	(46,002)	(46,002)
Balance, December 31, 2014	66,307	663	486,005	401,840	(27,241)	861,267
Employee stock compensation	144	2	61,927	—	—	61,929
Deferred compensation	—	—	(2,994)	6,877	—	3,883
Proceeds from stock issuances under employee plans	1,037	10	32,525	—	—	32,535
Tax effect of exercise of stock options	—	—	34,654	—	—	34,654
Cash dividends declared ($2.12 per share)	—	—	—	(139,285)	—	(139,285)
Repurchase and retirement of common shares	(2,179)	(22)	(15,974)	(277,620)	—	(293,616)
Net income	—	—	—	455,361	—	455,361
Other comprehensive loss	—	—	—	—	(35,251)	(35,251)
Balance, December 31, 2015	65,309	$653	$596,143	$447,173	$(62,492)	$981,477

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$455,361	$454,029	$377,292
Loss from discontinued operations	—	—	3,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,138	127,507	92,100
Noncash compensation	61,929	63,183	57,893
Noncash income from financial services	(29,405)	(18,645)	(4,983)
Deferred income taxes	(16,343)	(50,388)	(5,892)
Tax effect of share-based compensation exercises	(34,654)	(36,966)	(28,621)
Other, net	6,802	6,124	7,414
Changes in operating assets and liabilities:
Trade receivables	48,798	(24,174)	(54,055)
Inventories	(148,725)	(158,476)	(52,049)
Accounts payable	(46,095)	105,783	51,519
Accrued expenses	9,182	30,664	53,278
Income taxes payable/receivable	(247)	45,324	33,398
Prepaid expenses and others, net	(18,510)	(14,695)	(31,919)
Cash provided by continuing operations	440,231	529,270	499,152
Cash used for discontinued operations	—	—	(6,912)
Net cash provided by operating activities	440,231	529,270	492,240
Investing Activities:
Purchase of property and equipment	(249,485)	(205,079)	(251,401)
Investment in finance affiliate	(23,087)	(32,582)	(19,251)
Distributions from finance affiliate	42,527	31,337	12,005
Investment in other affiliates	(17,848)	(12,445)	(10,934)
Acquisition of businesses, net of cash acquired	(41,195)	(28,013)	(137,104)
Net cash used for investing activities	(289,088)	(246,782)	(406,685)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	2,631,067	2,146,457	776,669
Repayments under debt arrangements / capital lease obligations	(2,385,480)	(2,228,587)	(597,492)
Repurchase and retirement of common shares	(293,616)	(81,812)	(530,033)
Cash dividends to shareholders	(139,285)	(126,908)	(113,722)
Proceeds from stock issuances under employee plans	32,535	31,313	26,922
Tax effect of proceeds from share-based compensation exercises	34,654	36,966	28,621
Net cash used for financing activities	(120,125)	(222,571)	(409,035)
Impact of currency exchange rates on cash balances	(13,269)	(14,565)	(1,287)
Net increase (decrease) in cash and cash equivalents	17,749	45,352	(324,767)
Cash and cash equivalents at beginning of period	137,600	92,248	417,015
Cash and cash equivalents at end of period	$155,349	$137,600	$92,248

Noncash Activity:
Property and equipment obtained through capital leases and notes payable	$14,500	$24,908	—
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$11,451	$11,259	$6,076
Income taxes paid	$244,328	$261,550	$162,647
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Industries Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles and Global Adjacent Markets vehicles. Polaris products, together with related parts, garments and accessories are sold worldwide through a network of independent dealers and distributors and its subsidiaries. The primary markets for our products are the United States, Canada, Western Europe, Australia and Mexico.
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
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including its relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2015, 2014 and 2013.
In January 2015, the Company acquired the electric motorcycle business of Brammo, Inc. In April 2015, the Company completed the acquisitions of Timbersled Products, Inc. (“Timbersled”) and HH Investment Limited (“Hammerhead”). Timbersled is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry. Hammerhead is based in Shanghai, China and manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Off-Road brand, along with maintaining key private label relationships with other original equipment manufacturers. At the end of December 2015, the Company completed the acquisition of certain assets of 509, Inc. (“509”). 509 is based in Washington and is an aftermarket leader in snowmobile helmets and goggles. The Company has included the financial results of the acquisitions in its consolidated results of operations beginning on the respective acquisition dates; however, the acquisitions did not have a material impact on Polaris’ consolidated financial position or results of operations. Refer to Note 5 for additional information regarding the acquisitions of Timbersled, Hammerhead and 509.
In April 2014, the Company completed an acquisition of Kolpin Outdoors, Inc. (“Kolpin”), and in November 2014, completed the acquisition of certain assets of LSI Products Inc. and Armor Holdings, LLC. (“Pro Armor”). Kolpin is a leading aftermarket brand delivering purpose-built and universal-fit ORV accessories and lifestyle products. Pro Armor is an industry-leading brand in performance side-by-side accessories, that operates under the Pro Armor brand.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,238	$48,238	—	—
Foreign exchange contracts, net	2,767	—	$2,767	—
Interest rate swap contracts	186	—	186	—
Total assets at fair value	$51,191	$48,238	$2,953	—
Commodity contracts, net	$(354)	—	$(354)	—
Non-qualified deferred compensation liabilities	(48,238)	$(48,238)	—	—
Total liabilities at fair value	$(48,592)	$(48,238)	$(354)	—
	Fair Value Measurements as of December 31, 2014
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$41,797	$41,797	—	—
Total assets at fair value	$41,797	$41,797	$—	—
Commodity contracts, net	$(4,609)	—	$(4,609)	—
Foreign exchange contracts, net	(2,570)	—	(2,570)	—
Non-qualified deferred compensation liabilities	(41,797)	$(41,797)	—	—
Total liabilities at fair value	$(48,976)	$(41,797)	$(7,179)	—
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

Inventories. Inventory costs include material, labor, and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company's products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31, 2015	December 31, 2014
Raw materials and purchased components	$167,569	$165,823
Service parts, garments and accessories	189,731	163,455
Finished goods	388,970	262,578
Less: reserves	(36,269)	(26,171)
Inventories	$710,001	$565,685
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
Advertising expenses. Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2015, 2014 and 2013, Polaris incurred $80,090,000, $82,600,000 and $73,945,000, respectively.
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
The activity in the warranty reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$53,104	$52,818	$47,723
Additions to warranty reserve through acquisitions	250	160	1,602
Additions charged to expense	73,716	61,888	56,857
Warranty claims paid	(70,596)	(61,762)	(53,364)
Balance at end of year	$56,474	$53,104	$52,818
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
The Company estimates the likelihood and the rate of achievement for performance share-based awards. Changes in the estimated rate of achievement and fluctuation in the market based stock price can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level and fluctuation in the market based stock price is recognized in the period that the likelihood factor and stock price changes. If adjustments in the estimated rate of achievement and fluctuation in the market based stock price are made, they would be reflected in gross margin and operating expenses.

Derivative instruments and hedging activities. Changes in the fair value of a derivative are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
Polaris enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar, Norwegian krone, Swedish krona and Australian dollar contracts at settlement are recorded in non-operating other expense (income), net in the consolidated income statements, and gains and losses on the Japanese yen, Mexican peso and Euro contracts at settlement are recorded in cost of sales in the consolidated income statements. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials, including steel, aluminum, diesel fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2015 and 2014, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. The Company's diesel fuel and aluminum hedging contracts do not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in cost of sales. Refer to Note 11 for additional information regarding derivative instruments and hedging activities.
The gross unrealized gains and losses of these contracts are recorded in the accompanying balance sheets as other current assets or other current liabilities.
Foreign currency translation. The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies. The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other expense (income), net in our consolidated statements of income.
Comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments, and unrealized gains or losses on derivative instruments. The Company has chosen to disclose comprehensive income in separate consolidated statements of comprehensive income.
New accounting pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (as stated in ASU No. 2015-14, which was issued in August 2015 and defers the effective date) and is now effective for the Company's fiscal year beginning January 1, 2018. The Company is evaluating the application method and the impact of this new standard on the financial statements.
Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The amendment is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company has elected to early adopt for the annual period ended December 31, 2015, and will apply the amendments prospectively. The adoption of ASU No. 2015-17 does not impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets.
Refer to Note 6 for additional information regarding deferred taxes.

There are no other new accounting pronouncements that are expected to have a significant impact on Polaris' consolidated financial statements.
Note 2. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and rewards for the benefit of its employees and directors under the shareholder approved Polaris Industries Inc. 2007 Omnibus Incentive Plan (as amended) (the “Omnibus Plan”), which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan, the Restricted Stock Plan and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and collectively the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 21,000,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares canceled or forfeited under the Prior Plans.
 Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 146,000 deferred stock units to its non-employee directors under the Omnibus Plan (8,000, 9,000 and 12,000 in 2015, 2014 and 2013, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted shares awarded under the Omnibus Plan to date generally contain restrictions, which lapse after a two to four year period if Polaris achieves certain performance measures.
The Option Plan, which is frozen, was used to issue incentive and nonqualified stock options to certain employees. Options granted to date generally vest three years from the award date and expire after ten years. The Director Stock Option Plan, which is frozen and contains no unexercised awards as of December 31, 2015, was used to issue nonqualified stock options to non-employee directors.
Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 107,000 equivalents have been earned and an additional 383,000 shares have been issued to retired directors as of December 31, 2015. As of December 31, 2015 and 2014, Polaris’ liability under the plan totaled $9,167,000 and $15,217,000, respectively.
Polaris maintains a long term incentive program under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. Awards granted through 2011 were paid in cash and were based on certain Company performance measures that are measured over a period of three consecutive calendar years. At the beginning of the plan cycle, participants had the option to receive a cash value at the time of awards or a cash value tied to Polaris stock price movement over the three year plan cycle. At December 31, 2015, Polaris’ liability under the plan totaled $0, and the final cash payout was made in 2014. Beginning in 2012, long term incentive program awards are granted in restricted stock units and therefore treated as equity awards. All remaining conditions of the long term incentive program remained the same as prior to 2012.
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
 Total share-based compensation expenses were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Option plan	$26,191	$24,428	$22,245
Other share-based awards	23,275	26,574	57,640
Total share-based compensation before tax	49,466	51,002	79,885
Tax benefit	18,451	19,039	29,835
Total share-based compensation expense included in net income	$31,015	$31,963	$50,050
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
At December 31, 2015, there was $90,990,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.62 years. Included in unrecognized share-based compensation is approximately $36,622,000 related to stock options and $54,368,000 for restricted stock.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2015, 2014 and 2013:

	Omnibus Plan (Active)		Option Plan (Frozen)		Director Stock Option Plan (Frozen)
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2012	4,330,410	$35.50	353,572	$23.47	16,000	$27.10
Granted	1,037,729	87.06	—	—	—	—
Exercised	(821,679)	24.45	(191,141)	23.23	(16,000)	27.10
Forfeited	(80,380)	47.55	—	—	—	—
Balance as of December 31, 2013	4,466,080	$49.29	162,431	$23.74	—	—
Granted	705,564	130.10	—	—	—	—
Exercised	(866,917)	30.33	(96,398)	23.77	—	—
Forfeited	(98,215)	65.14	(2,800)	22.43	—	—
Balance as of December 31, 2014	4,206,512	$66.38	63,233	$23.76	—	—
Granted	743,062	150.81	—	—	—	—
Exercised	(706,750)	40.21	(44,283)	23.92	—	—
Forfeited	(137,285)	112.95	—	—	—	—
Balance as of December 31, 2015	4,105,539	$84.61	18,950	$23.37	—	—
Vested or expected to vest as of December 31, 2015	4,105,539	$84.61	18,950	$23.37	—	—
Options exercisable as of December 31, 2015	1,990,346	$48.05	18,950	$23.37	—	—
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2015 was 6.57 years and 5.08 years, respectively.
The following assumptions were used to estimate the weighted average fair value of options of $37.64, $39.97 and $30.43 granted during the years ended December 31, 2015, 2014 and 2013, respectively:

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average volatility	32%	40%	49%
Expected dividend yield	1.4%	1.5%	1.9%
Expected term (in years)	4.5	4.5	4.4
Weighted average risk free interest rate	1.5%	1.6%	0.9%

The total intrinsic value of options exercised during the year ended December 31, 2015 was $77,951,000. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2015, was $82,276,000 and $77,110,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The following table summarizes restricted stock activity for the year ended December 31, 2015:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2014	1,077,731	$98.15
Granted	476,556	139.50
Vested	(358,966)	72.56
Canceled/Forfeited	(64,554)	126.64
Balance as of December 31, 2015	1,130,767	$122.08
Expected to vest as of December 31, 2015	765,271	$121.25
The total intrinsic value of restricted stock expected to vest as of December 31, 2015 was $65,775,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2015, 2014 and 2013 were $139.50, $134.34 and $88.84, respectively.

Note 3. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants accounts based on total cash compensation earned during the calendar year. An employee's ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Substantially all employees are eligible to participate in the ESOP, with the exception of Company officers. Total expense related to the ESOP was $7,455,000, $10,789,000 and $9,224,000, in 2015, 2014 and 2013, respectively. As of December 31, 2015 there were 3,847,000 shares held in the plan.
Defined contribution plans. Polaris sponsors various defined contribution retirement plans covering substantially all U.S. employees. For the 401(k) defined contribution retirement plan which covers the majority of U.S. employees, the Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of these defined contribution retirement plans was $14,178,000, $12,486,000, and $10,651,000, in 2015, 2014 and 2013, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balance are both $48,238,000 and $41,797,000 at December 31, 2015, and 2014, respectively.
In November 2013, Polaris amended the SERP to allow executive officers of the Company the opportunity to defer certain restricted stock awards beginning with the annual performance-based award, which vested on February 14, 2015. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. The deferrals are held in a rabbi trust and are invested in funds to match the liabilities of the SERP. The awards are redeemable in Polaris stock or in cash based upon the occurrence of events not solely within the control of Polaris; therefore, awards probable of vesting, for which the executive has not yet made an election to defer, or awards that have been deferred but have not yet vested and are probable of vesting or have been diversified into other funds are reported as deferred compensation in the temporary equity section of the consolidated balance sheets. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2015, 112,215 shares are recorded at a fair value of $9,645,000 in temporary equity, which includes $10,372,000 of compensation cost and $(727,000) of cumulative fair value adjustment recorded through retained earnings.

Note 4. Financing Agreement
Debt and capital lease obligations and the average related interest rates were as follows (in thousands):

	Average interest rate at December 31, 2015	Maturity	December 31, 2015	December 31, 2014
Revolving loan facility	1.07%	March 2020	$225,707	—
Senior notes—fixed rate	3.81%	May 2018	25,000	$25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.00%	Various through 2029	21,874	26,148
Notes payable and other	3.50%	June 2027	15,698	—
Total debt, capital lease obligations, and notes payable			$463,279	$226,148
Less: current maturities			5,059	2,528
Total long-term debt, capital lease obligations, and notes payable			$458,220	$223,620
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
The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of December 31, 2015.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on ORV and Slingshot production. The Company broke ground on the facility in the first quarter of 2015 and expects to start production in the second quarter of 2016. A mortgage note payable agreement of $14,500,000 for land, on which Polaris is building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. Forgivable loans related to other Company facilities are also included within notes payable.
The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2015	2014	2013
Total borrowings at December 31	$425,707	$200,000	$280,500
Average outstanding borrowings during year	$403,097	$361,715	$138,400
Maximum outstanding borrowings during year	$523,097	$500,000	$411,000
Interest rate at December 31	2.33%	3.77%	2.98%
The carrying amount of the Company’s long-term debt approximates its fair value as December 31, 2015 and 2014.

Letters of credit. At December 31, 2015, Polaris had open letters of credit totaling $21,563,000. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs. Certain finance companies, including Polaris Acceptance, an affiliate (see Note 8), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2015, was approximately $1,562,014,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 5. Goodwill and Other Intangible Assets
ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the annual impairment test as of December 31, 2015 and 2014. The results of the impairment test indicated that no goodwill or intangible impairment existed as of the test date. The Company has had no historical impairments of goodwill. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis or more frequently if an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount occurs. Goodwill and other intangible assets, net, consist of $131,014,000 and $123,031,000 of goodwill and $105,103,000 and $100,935,000 of intangible assets, net of accumulated amortization, for the periods ended December 31, 2015 and 2014, respectively.
Additions to goodwill and other intangible assets in 2015 relate primarily to the acquisitions of Timbersled and Hammerhead in April 2015, and the acquisition of certain assets of 509 in December 2015. For these acquisitions, the respective aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Timbersled, Hammerhead and 509's financial results are included in the Company’s consolidated results from the respective dates of acquisition. Pro forma financial results are not presented as the acquisitions are not material to the consolidated financial statements. As of December 31, 2015, the purchase price allocations for these acquisitions remain preliminary.
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance as of beginning of year	$123,031	$126,697
Goodwill from businesses acquired	17,010	7,456
Currency translation effect on foreign goodwill balances	(9,027)	(11,122)
Balance as of end of year	$131,014	$123,031
For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$124,093	$(23,158)	$116,279	$(13,268)
Intangible assets acquired during the period	20,779	—	16,050	—
Amortization expense	—	(12,136)	—	(11,599)
Currency translation effect on foreign balances	(6,041)	1,566	(8,236)	1,709
Other intangible assets, ending	$138,831	$(33,728)	$124,093	$(23,158)

The components of other intangible assets were as follows (in thousands):

December 31, 2015	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(401)	$139
Dealer/customer related	7	67,079	(24,069)	43,010
Developed technology	5-7	19,261	(9,258)	10,003
Total amortizable		86,880	(33,728)	53,152
Non-amortizable—brand/trade names		51,951	—	51,951
Total other intangible assets, net		$138,831	$(33,728)	$105,103

December 31, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(293)	$247
Dealer/customer related	7	62,758	(16,361)	46,397
Developed technology	5-7	14,571	(6,504)	8,067
Total amortizable		77,869	(23,158)	54,711
Non-amortizable—brand/trade names		46,224	—	46,224
Total other intangible assets, net		$124,093	$(23,158)	$100,935
Amortization expense for intangible assets for the year ended December 31, 2015 and 2014 was $12,136,000 and $11,599,000. Estimated amortization expense for 2016 through 2020 is as follows: 2016, $13,000,000; 2017, $13,000,000; 2018, $10,800,000; 2019, $9,200,000; 2020, $4,400,000; and after 2020, $2,800,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Income Taxes
Polaris’ income from continuing operations before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
United States	$640,604	$666,323	$535,265
Foreign	45,133	32,994	39,164
Income from continuing operations before income taxes	$685,737	$699,317	$574,429
Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$211,017	$255,299	$167,690
State	16,609	20,438	12,942
Foreign	20,733	21,584	15,457
Deferred	(17,983)	(52,033)	(2,729)
Total provision for income taxes for continuing operations	$230,376	$245,288	$193,360
Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.5	1.5
Domestic manufacturing deduction	(0.8)	(1.1)	(1.0)
Research and development tax credit	(3.1)	(1.1)	(2.2)
Valuation allowance for foreign subsidiaries net operating losses	0.2	—	0.3
Other permanent differences	0.8	0.8	0.1
Effective income tax rate for continuing operations	33.6%	35.1%	33.7%
In December 2015, the President of the United States signed the Consolidated Appropriations Act, 2016, which retroactively reinstated the research and development tax credit for 2015, and also made the research and development tax credit permanent. In addition to the 2015 research and development credits, the Company filed amended returns to claim additional credits related to qualified research expenditures incurred in prior years. In January 2013, the President of the United States signed the American Taxpayers Relief Act of 2012, which reinstated the research and development tax credit. As a result, the impact of both the 2012 and 2013 research and development tax credits were recorded in the 2013 tax provision.
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $143,284,000 and $105,782,000 at December 31, 2015 and 2014, respectively, are considered to be permanently reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. If the Company were to distribute these earnings, it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits reflecting the amounts paid to non-U.S. taxing authorities) and withholding taxes payable to the non-U.S. countries. Determination of the unrecognized deferred U.S. income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company has early adopted the requirements of ASU No. 2015-17, and applied the amended provisions prospectively. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2015	2014
Current deferred income taxes:
Inventories	—	$9,034
Accrued expenses	—	104,279
Derivative instruments	—	864
Total current	—	114,177
Noncurrent deferred income taxes:
Inventories	$10,047	—
Accrued expenses	107,767	—
Derivative instruments	(1,112)	—
Cost in excess of net assets of business acquired	(7,956)	(13,111)
Property and equipment	(28,853)	(28,921)
Compensation payable in common stock	67,222	58,446
Net operating loss carryforwards and impairments	12,374	12,693
Valuation allowance	(6,684)	(6,097)
Total noncurrent	152,805	23,010
Total net deferred income tax asset	$152,805	$137,187

At December 31, 2015, the Company had available unused international and acquired federal net operating loss carryforwards of $38,039,000. The net operating loss carryforwards will expire at various dates from 2016 to 2034, with certain jurisdictions having indefinite carryforward terms.
 Polaris classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The entire balance of unrecognized tax benefits at December 31, 2015, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2009 through 2015 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014
Balance at January 1,	$9,836	$13,199
Gross increases for tax positions of prior years	9,683	55
Gross increases for tax positions of current year	4,961	1,456
Decreases due to settlements and other prior year tax positions	(178)	(2,346)
Decreases for lapse of statute of limitations	(1,364)	(1,586)
Currency translation effect on foreign balances	(429)	(942)
Balance at December 31,	22,509	9,836
Reserves related to potential interest at December 31,	907	732
Unrecognized tax benefits at December 31,	$23,416	$10,568

Note 7. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 75,000,000 shares of the Company’s common stock. In addition, in 2013 the Polaris Board of Directors authorized the one-time repurchase of all the shares of Polaris stock owned by Fuji Heavy Industries Ltd. (“Fuji”). On November 12, 2013, Polaris entered into and executed a Share Repurchase Agreement with Fuji under which Polaris purchased 3,960,000 shares of Polaris stock held by Fuji for an aggregate purchase price of $497,474,000.
As of December 31, 2015, 2,871,000 shares remain available for repurchases under the Board’s authorization. During 2015, Polaris paid $293,616,000 to repurchase and retire approximately 2,179,000 shares. During 2014, Polaris paid $81,812,000 to repurchase and retire approximately 554,000 shares, and in 2013 Polaris paid $530,033,000 to repurchase and retire approximately 4,337,000 shares.
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
Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2015, approximately 1,286,000 shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2015	2014
Quarterly dividend declared and paid per common share	$0.53	$0.48
Total dividends declared and paid per common share	$2.12	$1.92
On January 28, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on March 15, 2016 to holders of record of such shares at the close of business on March 1, 2016.
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

	For the Years Ended December 31,
	2015	2014	2013
Weighted average number of common shares outstanding	65,719	65,904	68,209
Director Plan and deferred stock units	210	196	242
ESOP	91	75	84
Common shares outstanding—basic	66,020	66,175	68,535
Dilutive effect of restricted stock awards	255	359	228
Dilutive effect of stock option awards	1,209	1,695	1,783
Common and potential common shares outstanding—diluted	67,484	68,229	70,546
During 2015, 2014 and 2013, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 1,001,000, 581,000 and 23,000, respectively.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(25,789)	$(1,452)	$(27,241)
Reclassification to the income statement	—	(3,850)	(3,850)
Change in fair value	(38,571)	7,170	(31,401)
Balance as of December 31, 2015	$(64,360)	$1,868	$(62,492)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the year ended December 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2015	2014
Foreign currency contracts	Other expense, net	$(8,399)	$(5,641)
Foreign currency contracts	Cost of sales	4,549	172
Total		$(3,850)	$(5,469)
The net amount of the existing gains or losses at December 31, 2015 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 11 for further information regarding Polaris' derivative activities.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and GE Commercial Distribution Finance Corporation, an indirect subsidiary of General Electric Capital Corporation (GECC), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris' United States sales whereby Polaris receives payment within a few days of shipment of the product. Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by General Electric Capital Corporation. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. During 2015, Polaris and GECDF amended the Polaris Acceptance partnership agreement to extend it through February 2022 with similar terms to the previous agreement.
Polaris’ total investment in Polaris Acceptance of $99,073,000 at December 31, 2015 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At December 31, 2015, the outstanding amount of net receivables financed for dealers under this arrangement was $1,305,061,000, which included $472,029,000 in the Polaris Acceptance portfolio and $833,032,000 of receivables within the Securitization Facility ("Securitized Receivables").
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2015, the potential 15 percent aggregate repurchase obligation was approximately $146,440,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
On October 13, 2015, GECC announced that it agreed to sell a portfolio of assets, including its ownership interests in Polaris Acceptance to Wells Fargo & Company, with the closing of the transaction expected in the first quarter of 2016. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2022.
Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenues	$63,548	$40,968	$13,010
Interest and operating expenses	4,738	3,678	3,044
Net income	$58,810	$37,290	$9,966

	As of December 31,
	2015	2014
Finance receivables, net	$472,029	$337,088
Other assets	124	122
Total Assets	$472,153	$337,210
Notes payable	$269,881	$155,436
Other liabilities	4,126	3,560
Partners’ capital	198,146	178,214
Total Liabilities and Partners’ Capital	$472,153	$337,210
Polaris has agreements with Capital One, FreedomRoad, Sheffield Financial, Chrome Capital, and Synchrony Bank under which these financial institutions provide financing to end consumers of Polaris products. Polaris' income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 9. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of December 31, 2015 and 2014, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, Inc. (“Brammo”), and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of December 31, 2015 and 2014, the carrying value of the Company's investment in EPPL was $18,884,000 and $14,601,000, respectively. Through December 31, 2015, Polaris has invested $34,727,000 in the joint venture. Polaris' share of EPPL loss for the years ended December 31, 2015 and 2014 was $6,802,000 and $4,124,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. During 2014, Polaris recorded an immaterial impairment expense within other expense (income), net in the consolidated statements of income, and reduced the Brammo investment. There were no impairments recorded during 2015 related to these investments.

Note 10. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. In 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2015, the Company had an accrual of $19,725,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
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

Contingent purchase price. As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of December 31, 2015 and 2014 the fair value of contingent purchase price commitments was $2,222,000 and $27,908,000, respectively, with the current year decrease related to payments made in 2015.
 Leases. Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $16,823,000, $13,734,000 and $10,656,000 for 2015, 2014 and 2013, respectively.
A property lease agreement signed in 2013 for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
Future minimum annual lease payments under capital and operating leases with noncancelable terms in excess of one year as of December 31, 2015, are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$3,045	$13,736
2017	2,543	8,525
2018	2,070	6,906
2019	1,886	5,053
2020	1,796	3,229
Thereafter	15,545	1,928
Total future minimum lease obligation	$26,885	$39,377

Note 11. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. From time to time, the primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are entered into in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s long-term debt. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
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
At December 31, 2015, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$20,336	$(69)
Canadian Dollar	81,747	5,062
Japanese Yen	10,066	110
Mexican Peso	32,857	(2,336)
Total	$145,006	$2,767
These contracts, with maturities through December 31, 2016, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.

Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. These diesel fuel and aluminum derivative contracts have not met the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of December 31, 2015 and 2014 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$5,218	$(2,451)	$2,767
Interest rate swap contracts(1)	186	—	186
Total derivatives designated as hedging instruments	$5,404	$(2,451)	$2,953
Commodity contracts(1)	—	$(354)	$(354)
Total derivatives not designated as hedging instruments	—	$(354)	$(354)
Total derivatives	$5,404	$(2,805)	$2,599

	Carrying Values of Derivative Instruments as of December 31, 2014
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$534	$(3,104)	$(2,570)
Total derivatives designated as hedging instruments	$534	$(3,104)	$(2,570)
Commodity contracts(1)	—	$(4,609)	$(4,609)
Total derivatives not designated as hedging instruments	—	$(4,609)	$(4,609)
Total derivatives	$534	$(7,713)	$(7,179)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 was $3,320,000 and $(1,631,000), respectively.
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2015 and 2014.
The Company recognized a loss of $2,994,000 and $4,820,000 in cost of sales on commodity contracts not designated as hedging instruments in 2015 and 2014, respectively.

Note 12. Segment Reporting
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

	For the Years Ended December 31,
($ in thousands)	2015	2014	2013
Sales
ORV/Snowmobiles	$3,708,933	$3,741,154	$3,255,033
Motorcycles	698,257	418,546	263,443
Global Adjacent Markets	312,100	319,948	258,592
Total sales	4,719,290	4,479,648	3,777,068
Gross profit
ORV/Snowmobiles	1,190,630	1,206,553	1,049,794
Motorcycles	97,261	54,427	48,208
Global Adjacent Markets	84,211	88,797	63,934
Corporate	(33,060)	(30,599)	(41,057)
Total gross profit	$1,339,042	$1,319,178	$1,120,879

Sales to external customers based on the location of the customer and property and equipment, net, by geography are presented in the tables below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
United States	$3,688,980	$3,339,905	$2,721,300
Canada	378,725	454,608	463,316
Other foreign countries	651,585	685,135	592,452
Consolidated sales	$4,719,290	$4,479,648	$3,777,068

	As of December 31,
	2015	2014
United States	$548,410	$432,614
Mexico	39,542	49,064
Other foreign countries	62,726	73,750
Consolidated property and equipment, net	$650,678	$555,428

Note 13. Subsequent Event
On January 28, 2016, the Board of Directors approved an increase in the Company’s common stock repurchase authorization by 7.5 million shares. The additional share repurchase authorization, together with the 2.9 million shares remaining available for repurchase under the prior authorization, represents approximately 16 percent of the shares of Polaris common stock currently outstanding, as of January 28, 2016.
The Company has evaluated events subsequent to the balance sheet date through the date the consolidated financial statements have been filed. There were no other subsequent events which required recognition or disclosure in the consolidated financial statements.

Note 14. Quarterly Financial Data (unaudited)

	Sales	Gross profit	Net income	Diluted net income per share
	(In thousands, except per share data)
2015
First Quarter	$1,033,345	$293,731	$88,563	$1.30
Second Quarter	1,124,327	319,414	100,943	1.49
Third Quarter	1,456,000	415,623	155,173	2.30
Fourth Quarter	1,105,618	310,274	110,682	1.66
Totals	$4,719,290	$1,339,042	$455,361	$6.75
2014
First Quarter	$888,346	$258,417	$80,901	$1.19
Second Quarter	1,013,959	304,914	96,905	1.42
Third Quarter	1,302,343	388,274	140,826	2.06
Fourth Quarter	1,275,000	367,573	135,397	1.98
Totals	$4,479,648	$1,319,178	$454,029	$6.65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President—Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President—Finance and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Executive Vice President—Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.
The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled "Proposal 1 – Election of Directors—Information Concerning Nominees and Directors," "Corporate Governance—Committees of the Board and Meetings—Audit Committee," "Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Polaris definitive Proxy Statement to be filed on or about March 11, 2016 (the "2016 Proxy Statement"), are incorporated herein by reference. See also Item 1 "Executive Officers of the Registrant" on page 12 in Part I hereof.

Item 11. Executive Compensation
The sections entitled "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation" in the Company's 2016 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Company’s 2016 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled "Corporate Governance—Corporate Governance Guidelines and Independence" and "Corporate Governance—Certain Relationships and Related Transactions" in the Company’s 2016 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled "Fees Paid to Independent Registered Public Accounting Firm" in the Company’s 2016 Proxy Statement is incorporated herein by reference.

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
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 19, 2016, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 19, 2016.

POLARIS INDUSTRIES INC.
By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ SCOTT W. WINE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2016
Scott W. Wine

	/S/ MICHAEL T. SPEETZEN	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2016
Michael T. Speetzen

	*	Director	February 19, 2016
Annette K. Clayton

	*	Director	February 19, 2016
Kevin M. Farr

	*	Director	February 19, 2016
Gary E. Hendrickson

	*	Director	February 19, 2016
Gwenne A. Henricks

	*	Director	February 19, 2016
Bernd F. Kessler

	*	Director	February 19, 2016
R. M. Schreck

	*	Lead Director	February 19, 2016
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 19, 2016
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

POLARIS INDUSTRIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2013: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4,268	$75	$2,192	$(640)	$5,895
2014: Deducted from asset accounts—Allowance for doubtful accounts receivable	$5,895	$2,347	$265	$(1,083)	$7,424
2015: Deducted from asset accounts—Allowance for doubtful accounts receivable	$7,424	$2,169	$59	$(1,008)	$8,644

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In thousands)
2013: Deducted from asset accounts—Allowance for obsolete inventory	$17,357	$9,966	$2,423	$(8,143)	$21,603
2014: Deducted from asset accounts—Allowance for obsolete inventory	$21,603	$12,868	$600	$(8,900)	$26,171
2015: Deducted from asset accounts—Allowance for obsolete inventory	$26,171	$21,648	$1,942	$(13,492)	$36,269

(2)	Inventory disposals, net of recoveries.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2015

Exhibit Number	Description
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
Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective April 24, 2014, incorporated by reference to Annex A to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014.*

.f
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed March 13, 2015.*

.g
Form of Performance Based Restricted Share Award Agreement (Single Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.h
Form of Performance Based Restricted Share Award Agreement (Double Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2015 (cont.)

.i
Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*

.j
Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

.k
Form of Nonqualified Stock Option Agreement (Single Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.l
Form of Nonqualified Stock Option Agreement (Double Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.m
Form of Restricted Stock Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.n
Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.o
Form of Performance Restricted Stock Unit Award Agreement under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.p
Form of Nonqualified Stock Option Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 .*

.q
Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.hh to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.r
Form of Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.s
Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015) , incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.t
Form of Nonqualified Stock Option Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015) , incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.u	Form of Incentive Plan Acknowledgment for David C. Longren, incorporated by reference to Exhibit 10.jj to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 .*

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

.x
Employment Offer Letter dated February 6, 2012 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2015 (cont.)

.y
Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014..*

.z
Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.aa
Employment Agreement dated July 10, 2015 by and between the Company and Michael W. Malone, incorporated by reference to Exhibit 10.e to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.bb
Severance, Proprietary Information and Noncompetition Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.cc	Severance Agreement entered into with Bennett J. Morgan, incorporated by reference to Exhibit 10.ee to the Company’s Current Report on Form 8-K filed January 17, 2008.*

.dd	Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman.*

.ee	Severance Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.ii to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.ff	Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen.*

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

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2015 (cont.)

.mm
Amendment Agreement dated March 6, 2015, by and among Polaris Industries Inc., Polaris Sales Europe Saìrl, the lenders identified therein, and U.S. Bank National Association, as LC Issuer, Swing Line Leader and Administrative Agent, which includes an Amended and Restated Credit Agreement as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2015.

.nn
First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation.

.oo	Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014.

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2014 included pursuant to Note 2 to General Instruction G.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan.