Form 10-Q
period 2016-03-31
POLARIS INDUSTRIES INC/MN
filed 2016-04-29
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 21, 2016, 64,626,088 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,763	$155,349
Trade receivables, net	124,553	150,778
Inventories, net	710,004	710,001
Prepaid expenses and other	68,224	90,619
Income taxes receivable	28,126	46,175
Total current assets	1,076,670	1,152,922
Property and equipment, net	675,164	650,678
Investment in finance affiliate	99,910	99,073
Deferred tax assets	165,862	166,538
Goodwill and other intangible assets, net	278,483	236,117
Other long-term assets	83,684	80,331
Total assets	$2,379,773	$2,385,659
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$4,895	$5,059
Accounts payable	293,512	299,660
Accrued expenses:
Compensation	60,168	106,486
Warranties	67,207	56,474
Sales promotions and incentives	147,204	141,057
Dealer holdback	111,480	123,276
Other	99,802	88,030
Income taxes payable	9,985	6,741
Total current liabilities	794,253	826,783
Long-term income taxes payable	25,150	23,416
Capital lease obligations	20,010	19,660
Long-term debt	507,499	436,757
Deferred tax liabilities	13,728	13,733
Other long-term liabilities	76,076	74,188
Total liabilities	$1,436,716	$1,394,537
Deferred compensation	$12,190	$9,645
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 64,620 and 65,309 shares issued and outstanding, respectively	$646	$653
Additional paid-in capital	608,039	596,143
Retained earnings	381,993	447,173
Accumulated other comprehensive loss, net	(59,811)	(62,492)
Total shareholders’ equity	930,867	981,477
Total liabilities and shareholders’ equity	$2,379,773	$2,385,659
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2016	2015
Sales	$982,996	$1,033,345
Cost of sales	735,418	739,614
Gross profit	247,578	293,731
Operating expenses:
Selling and marketing	77,241	69,685
Research and development	43,109	38,863
General and administrative	69,580	49,539
Total operating expenses	189,930	158,087
Income from financial services	19,496	14,642
Operating income	77,144	150,286
Non-operating expense:
Interest expense	2,865	2,910
Equity in loss of other affiliates	2,058	1,623
Other expense, net	81	7,440
Income before income taxes	72,140	138,313
Provision for income taxes	25,251	49,750
Net income	$46,889	$88,563
Basic net income per share	$0.72	$1.33
Diluted net income per share	$0.71	$1.30
Weighted average shares outstanding:
Basic	65,046	66,429
Diluted	65,982	68,146

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net income	$46,889	$88,563
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $200 in 2016 and $15 in 2015	9,866	(30,156)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $4,274 in 2016 and ($935) in 2015	(7,185)	1,572
Comprehensive income	$49,570	$59,979
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net income	$46,889	$88,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,894	37,081
Noncash compensation	15,506	17,094
Noncash income from financial services	(7,403)	(6,794)
Deferred income taxes	915	5,868
Excess tax benefits from share-based compensation	—	(27,476)
Other, net	2,058	3,090
Changes in operating assets and liabilities:
Trade receivables	34,197	26,749
Inventories	14,371	(66,063)
Accounts payable	(9,936)	(40,433)
Accrued expenses	(31,834)	(59,831)
Income taxes payable/receivable	21,304	33,241
Prepaid expenses and others, net	15,047	(6,864)
Net cash provided by operating activities	139,008	4,225
Investing Activities:
Purchase of property and equipment	(54,833)	(30,784)
Investment in finance affiliate, net	6,566	(346)
Investment in other affiliates	(4,408)	(10,049)
Acquisition of businesses, net of cash acquired	(54,830)	—
Net cash used for investing activities	(107,505)	(41,179)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	570,832	817,324
Repayments under debt arrangements / capital lease obligations	(504,450)	(723,306)
Repurchase and retirement of common shares	(84,949)	(86,267)
Cash dividends to shareholders	(35,430)	(35,114)
Proceeds from stock issuances under employee plans	8,987	19,010
Excess tax benefits from share-based compensation	—	27,476
Net cash provided by (used for) financing activities	(45,010)	19,123
Impact of currency exchange rates on cash balances	3,921	(8,764)
Net decrease in cash and cash equivalents	(9,586)	(26,595)
Cash and cash equivalents at beginning of period	155,349	137,600
Cash and cash equivalents at end of period	$145,763	$111,005

Noncash Activity:
Property and equipment obtained through notes payable	—	$14,500
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$979	$1,027
Income taxes paid	$6,571	$12,446
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Industries Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which include all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,806	$49,806	—	—
Total assets at fair value	$49,806	$49,806	—	—
Foreign exchange contracts, net	$(8,682)	—	$(8,682)	—
Non-qualified deferred compensation liabilities	(49,806)	$(49,806)	—	—
Total liabilities at fair value	$(58,488)	$(49,806)	$(8,682)	—
	Fair Value Measurements as of December 31, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,238	$48,238	—	—
Foreign exchange contracts, net	2,767	—	$2,767	—
Interest rate swap contracts	186	—	186	—
Total assets at fair value	$51,191	$48,238	2,953	—
Commodity contracts, net	$(354)	—	$(354)	—
Non-qualified deferred compensation liabilities	(48,238)	$(48,238)	—	—
Total liabilities at fair value	$(48,592)	$(48,238)	$(354)	—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At March 31, 2016 and December 31, 2015, the fair value of the Company’s long-term debt was approximately $555.1 million and $477.9 million, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $532.4 million and $461.5 million as of March 31, 2016 and December 31, 2015, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and purchased components	$170,942	$167,569
Service parts, garments and accessories	192,903	189,731
Finished goods	387,527	388,970
Less: reserves	(41,368)	(36,269)
Inventories	$710,004	$710,001
Product warranties. Polaris provides a limited warranty for its ORVs for a period of six months, for a period of one year for its snowmobiles, for a period of one or two years for its motorcycles depending on brand and model year, for a period of one year for its Taylor-Dunn vehicles and for a two year period for its GEM, Goupil and Aixam vehicles. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$56,474	$53,104
Additions to warranty reserve through acquisitions	105	50
Additions charged to expense	29,173	13,919
Warranty claims paid	(18,545)	(18,439)
Balance at end of period	$67,207	$48,634

New accounting pronouncements.
Debt issuance costs. In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-230) - Simplifying the Presentation of Debt Issuance Costs. The amendment requires that debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. The amendment is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015. The Company adopted this amendment during the first quarter of 2016, which caused the Company to reclassify $1.8 million of debt issuance costs as a reduction from Long-term debt rather than as a component of Prepaid expenses and other assets, as of December 31, 2015.
Share-based payment accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The ASU is effective for annual reporting periods beginning after December 15, 2016, and is effective for the Company’s fiscal year beginning January 1, 2017. Early adoption is permitted. The Company is evaluating the impact of this new standard on the financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.
Revenue from contracts with customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 and is effective for the Company’s fiscal year beginning January 1, 2018. The Company is evaluating the application method and the impact of this new standard on the financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on Polaris’ consolidated financial statements.

Note 2. Share-Based Compensation
The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates stock option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share-based compensation expense for those awards expected to vest.
Total share-based compensation expenses were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Option plan	$5,404	$6,585
Other share-based awards	9,457	6,757
Total share-based compensation before tax	14,861	13,342
Tax benefit	5,543	4,977
Total share-based compensation expense included in net income	$9,318	$8,365
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2016, there was $130,184,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.18 years. Included in unrecognized share-based compensation is approximately $51,129,000 related to stock options and $79,055,000 for restricted stock.

Note 3. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at March 31, 2016	Maturity	March 31, 2016	December 31, 2015
Revolving loan facility	1.10%	March 2020	$297,725	$225,707
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.06%	Various through 2029	22,057	21,874
Notes payable and other	3.50%	June 2027	14,304	15,698
Debt issuance costs			(1,682)	(1,803)
Total debt, capital lease obligations, and notes payable			$532,404	$461,476
Less: current maturities			4,895	5,059
Total long-term debt, capital lease obligations, and notes payable			$527,509	$456,417
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of March 31, 2016.
The debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and is being amortized to interest expense in our consolidated statements of income over the expected remaining terms of the related debt.
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

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $161,911,000 of goodwill and $116,572,000 of intangible assets, net of accumulated amortization, as of March 31, 2016.
Additions to goodwill and other intangible assets relate to acquisitions, primarily the March 2016 acquisition of Taylor-Dunn, a leading provider of industrial vehicles serving a broad range of commercial, manufacturing, warehouse and ground-support customers. Taylor-Dunn is based in Anaheim, California, and is included in the Global Adjacent Markets reporting segment.
For the acquisition, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Taylor-Dunn financial results are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. As of March 31, 2016, the purchase price allocation for the acquisition remains preliminary.

In April 2015, the Company acquired Timbersled Products, Inc. (“Timbersled”) and HH Investment Limited (“Hammerhead”). Timbersled is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry. Hammerhead is based in Shanghai, China and manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Offroad® brand, along with maintaining key private label relationships with other original equipment manufacturers. In December 2015, the Company completed the acquisition of certain assets of 509, Inc. (“509”). 509 is based in Washington and is an aftermarket leader in snowmobile helmets and goggles. As of March 31, 2016, the purchase price allocation for 509 remains preliminary.
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in thousands):

Three months ended March 31, 2016
Goodwill, beginning of period	$131,014
Goodwill from businesses acquired	27,961
Currency translation effect on foreign goodwill balances	2,936
Goodwill, end of period	$161,911
For other intangible assets, the changes in the net carrying amount for the three months ended March 31, 2016 were as follows (in thousands):

	Three months ended March 31, 2016
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$138,831	$(33,728)
Intangible assets acquired during the period	13,600	—
Amortization expense	—	(3,407)
Foreign currency translation effect on balances	1,958	(682)
Other intangible assets, end of period	$154,389	$(37,817)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2016	December 31, 2015
Non-amortizable—indefinite lived:
Brand names		$54,075	$51,951
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	7	80,358	67,079
Developed technology	5-7	19,416	19,261
Total amortizable		100,314	86,880
Less: Accumulated amortization		(37,817)	(33,728)
Net amortized other intangible assets		62,497	53,152
Total other intangible assets, net		$116,572	$105,103
Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015 was $3,407,000 and $2,752,000, respectively. Estimated amortization expense for the remainder of 2016 through 2021 is as follows: 2016 (remainder), $11,300,000; 2017, $14,800,000; 2018, $12,700,000; 2019, $11,000,000; 2020, $6,100,000; 2021, $3,800,000; and after 2021, $2,800,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the three months ended March 31, 2016, Polaris paid $84,949,000 to repurchase and retire approximately 1,040,000 shares of its common stock. As of March 31, 2016, the Board of Directors has authorized the Company to repurchase up to an additional 9,331,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.55 per share on March 15, 2016 to holders of record at the close of business on March 1, 2016. On April 28, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on June 15, 2016 to holders of record of such shares at the close of business on June 1, 2016. Cash dividends declared per common share for the three months ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31,
	2016	2015
Cash dividends declared and paid per common share	$0.55	$0.53
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

	Three months ended March 31,
	2016	2015
Weighted average number of common shares outstanding	64,758	66,137
Director Plan and deferred stock units	196	205
ESOP	92	87
Common shares outstanding—basic	65,046	66,429
Dilutive effect of Option Plans and Omnibus Plan	936	1,717
Common and potential common shares outstanding—diluted	65,982	68,146
During the three months ended March 31, 2016, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 1,594,000, compared to 742,000 for the same period in 2015.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(64,360)	$1,868	$(62,492)
Reclassification to the income statement	—	(1,359)	(1,359)
Change in fair value	9,866	(5,826)	4,040
Balance as of March 31, 2016	$(54,494)	$(5,317)	$(59,811)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended March 31,
		2016	2015
Foreign currency contracts	Other expense, net	$1,930	$504
Foreign currency contracts	Cost of sales	(571)	(896)
Total		$1,359	$(392)
The net amount of the existing gains or losses at March 31, 2016 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris’ derivative activities.

Note 6. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ United States sales whereby Polaris receives payment within a few days of shipment of the product. On March 1, 2016, Wells Fargo announced that it completed the purchase of the North American portion of GE Capital’s Commercial Distribution Finance (GECDF) business, including GECDF’s ownership interests in Polaris Acceptance. The sale is not expected to impact the operations of the partnership agreement. Effective March 1, 2016, GECDF adopted the tradename Wells Fargo Commercial Distribution Finance.
Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement is effective through February 2022.
Polaris’ total investment in Polaris Acceptance of $99,910,000 at March 31, 2016 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2016, the outstanding amount of net receivables financed for dealers under this arrangement was $1,282,303,000, which included $493,388,000 in the Polaris Acceptance portfolio and $788,915,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2016, the potential 15 percent aggregate repurchase obligation is approximately $182,814,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Chrome Capital, Freedom Road, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of Polaris products. Polaris’ income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 7. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of March 31, 2016 and December 31, 2015, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment in EPPL was $20,699,000 and $18,884,000, respectively. Through March 31, 2016, Polaris has invested $39,121,000 in the joint venture. Polaris’ share of EPPL loss for the three months ended March 31, 2016 and 2015 was $2,058,000, compared to $1,623,000. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. No impairments were recognized on currently held investments for the three months ended March 31, 2016 and 2015.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2016, the Company had an accrual of $24,260,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of March 31, 2016 and December 31, 2015, the fair value of contingent purchase price commitments are immaterial.

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
At March 31, 2016, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$21,613	$(944)
Canadian Dollar	193,261	(7,226)
Japanese Yen	6,115	412
Mexican Peso	40,954	(924)
Total	$261,943	$(8,682)

These contracts, with maturities through December 31, 2017, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
Polaris enters into derivative contracts to hedge a portion of the exposure related to diesel fuel. These diesel fuel derivative contracts have not met the criteria for hedge accounting. The Company recognized a loss for the three months ended March 31, 2016 and 2015 of $121,000 and $1,053,000, respectively, in cost of sales on commodity contracts not designated as hedging instruments.
The table below summarizes the carrying values of derivative instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,888	$(10,570)	$(8,682)
Total derivatives designated as hedging instruments	$1,888	$(10,570)	$(8,682)
Total derivatives	$1,888	$(10,570)	$(8,682)

	Carrying Values of Derivative Instruments as of December 31, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$5,218	$(2,451)	$2,767
Interest rate swap contracts(1)	186	—	186
Total derivatives designated as hedging instruments	$5,404	$(2,451)	$2,953
Commodity contracts(1)	—	$(354)	$(354)
Total derivatives not designated as hedging instruments	—	$(354)	$(354)
Total derivatives	$5,404	$(2,805)	$2,599

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 was $(7,185,000) and $1,572,000, respectively.
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2016.

Note 10. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s President and Chief Operating Officer. The Company has four operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, and 4) Global Adjacent Markets, and three reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, and 3) Global Adjacent Markets.
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

	Three months ended March 31,
($ in thousands)	2016	2015
Sales
ORV/Snowmobiles	$720,642	$796,241
Motorcycles	188,245	159,479
Global Adjacent Markets	74,109	77,625
Total sales	$982,996	$1,033,345
Gross profit
ORV/Snowmobiles	$209,105	$260,323
Motorcycles	28,840	20,307
Global Adjacent Markets	20,383	18,148
Corporate	(10,750)	(5,047)
Total gross profit	$247,578	$293,731
Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $46.9 million, or $0.71 per diluted share, an earnings per diluted share decrease of 45 percent compared to 2015 first quarter net income of $88.6 million, or $1.30 per diluted share. Sales totaled $983.0 million, a decrease of five percent from last year’s first quarter sales of $1,033.3 million. The sales decrease was driven by lower shipments of off-road vehicles, unfavorable mix and unfavorable currencies. This decrease was partially offset by increased sales of motorcycles. Our unit retail sales to consumers in North America grew six percent in the first quarter of 2016, with the increased demand primarily for snowmobiles and motorcycles. Our sales to customers outside of North America increased six percent, driven by a 29 percent increase in Latin American sales and a six percent sales increase in the Europe, Middle East and Africa (“EMEA”) region, partially offset by a seven percent decrease in sales in the Asia/Pacific region. Our gross profit of $247.6 million decreased 16 percent from $293.7 million in the comparable prior year period. The decrease in gross profit resulted primarily from lower volume, negative product mix, negative currency impacts, and increased promotional and warranty costs, partially offset by lower commodity costs and cost savings from product cost reduction efforts. Our liquidity remained healthy with $145.8 million of cash on hand and $202.3 million of availability on our revolving loan facility at March 31, 2016.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the first quarter 2016 to the first quarter 2015.
Sales:
Quarter sales were $983.0 million, a five percent decrease from $1,033.3 million of quarter sales in the prior year. The following table is an analysis of the percentage change in total Company sales:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2016
Volume	(2)%
Product mix and price	(2)
Currency	(1)
(5)%
Quarter volume decreased as we shipped fewer ORVs, partially offset by increased volume sales of motorcycles, Global Adjacent Market vehicles and related PG&A items to dealers. Product mix and price contributed to the decline primarily due to the negative impact of a decrease of higher priced ORVs sold to dealers relative to our other businesses. The U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to other international currencies, negatively impacted our quarter sales by approximately $13.8 million, when compared to the prior year period exchange rates.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
ORV/Snowmobiles	$720.6	73%	$796.2	77%	(9)%
Motorcycles	188.3	19%	159.5	15%	18%
Global Adjacent Markets	74.1	8%	77.6	8%	(5)%
Total Sales	$983.0	100%	$1,033.3	100%	(5)%
ORV/Snowmobiles
ORVs: Quarter sales, inclusive of PG&A sales, decreased ten percent, which reflects ongoing softness in North American retail sales, in regions heavily dependent upon the oil markets. Our North American ORV quarter unit retail sales to consumers were flat with the 2015 first quarter, with consumer purchases of side-by-side vehicles, which include RANGER®, RZR®, and Polaris GENERAL™, down low single-digits percent, and ATV retail sales up low-single digits percent over the prior year. The Company estimates that North American industry ORV retail sales were up mid-single digits percent from the first quarter of 2015. Polaris’ North American dealer unit inventory decreased about ten percent from the first quarter of 2015. Quarter sales, inclusive of PG&A sales, outside of North America was approximately flat, primarily due to weak economic conditions in the EMEA region, as well as the currency impact of the strong U.S. dollar. The quarter average per unit sales price decreased six percent related to mix and currencies.
Snowmobiles: Quarter sales, inclusive of PG&A sales, decreased one percent due to lower PG&A sales, partially offset by the inclusion of Timbersled sales, which was acquired in April 2015. Sales of snowmobiles, inclusive of PG&A, to customers outside of North America decreased 15 percent in the quarter, primarily due to lower shipments to our customer in Russia and weak snowfall in the previous riding season in Scandinavia. North American dealer unit inventory increased low-twenties percent from the first quarter of 2015. The quarter average snowmobile per unit sales price increased one percent, primarily due to a favorable mix of premium snowmobiles.
For the snowmobile season ended March 31, 2016 compared to the season ended March 31, 2015, the North American industry retail sales were down high-single digits percent due to unfavorable snow conditions. Our North American retail sales were down low-single digits percent for the full 2015-2016 season, resulting in an increase in market share.
Motorcycles
Quarter sales, inclusive of PG&A sales, increased 18 percent due to increased shipments of Victory®, Indian Motorcycle® motorcycles and Slingshot®. Consumer North American retail sales for Victory, Indian Motorcycle, and Slingshot increased low-teens percent for the quarter, driven by Indian Motorcycle retail sales, while quarter North American industry retail sales, 900cc and above, was approximately flat in the quarter. Retail sales for Indian motorcycles increased over 50% with ongoing strong demand for all models, including the introduction of the new Indian Springfield™. Product availability for Victory, Indian Motorcycle and Slingshot all improved during the quarter. Increased shipments of Indian motorcycles and Slingshot moto-roadsters are the primary drivers of North American Polaris dealer inventory increasing over 60 percent, which is essentially at targeted stocking levels at quarter-end. Quarter sales, including PG&A, to customers outside of North America increased 42 percent due primarily to increased Indian Motorcycle shipments. The quarter average per unit sales price decreased eight percent related to mix and currencies. Motorcycle PG&A sales were down year-over-year due to higher shipments of Slingshot related PG&A in the 2015 first quarter, the initial complete quarter that Slingshot branded PG&A was available to customers.
Global Adjacent Markets
Quarter sales, including PG&A sales, decreased five percent due primarily to decreased sales for the defense business, which was negatively impacted by U.S. military budget spending patterns pushing orders into the future. This decrease was partially offset by a quarter sales increase of low single-digits percent for our Work and Transportation group, primarily due to growth in the Aixam business. The quarter average per unit sales price decreased ten percent related to mix, primarily attributed to the decrease in defense sales volume.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
United States	$766.3	78%	$810.1	78%	(5)%
Canada	54.1	5%	70.1	7%	(23)%
Other foreign countries	162.6	17%	153.1	15%	6%
Total sales	$983.0	100%	$1,033.3	100%	(5)%

United States: Quarter sales in the U.S. decreased due to lower shipments of ORVs and unfavorable product mix, partially offset by increased shipments of motorcycles and PG&A.
Canada: Quarter sales in Canada decreased due to lower shipments of ORVs, an unfavorable eight percent currency rate movement impact on quarter sales, and weak economic conditions.
Other foreign countries: Quarter sales in other foreign countries increased six percent primarily due to a 29 percent sales increase in Latin America and a six percent increase in EMEA sales, partially offset by a seven percent sales decrease in Asia Pacific. Motorcycle and Global Adjacent Markets sales increased, but were partially offset by decreased sales in ORVs. Specifically for segment sales, Motorcycles sales increased 42 percent, ORV/Snowmobiles sales decreased one percent, and Global Adjacent Markets sales increased two percent.
Cost of Sales:

	Three months ended March 31,
($ in millions)	2016	Percent of Total Cost of Sales	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015
Purchased materials and services	$618.9	84%	$635.2	86%	(3)%
Labor and benefits	59.0	8%	61.3	8%	(4)%
Depreciation and amortization	28.3	4%	29.2	4%	(3)%
Warranty costs	29.2	4%	13.9	2%	110%
Total cost of sales	$735.4	100%	$739.6	100%	(1)%
Percentage of sales	74.8%		71.6%	+324 basis points
The decrease in quarter cost of sales dollars resulted primarily from the effect of decreases in volume on purchased materials and depreciation and amortization, partially offset by higher warranty costs incurred during the quarter.

 Gross Profit:

	Three months ended March 31,
($ in millions)	2016	Percent of Sales	2015	Percent of Sales	Change 2016 vs. 2015
ORV/Snowmobiles	$209.1	29.0%	$260.3	32.7%	(20)%
Motorcycles	28.8	15.3%	20.3	12.7%	42%
Global Adjacent Markets	20.4	27.5%	18.1	23.4%	13%
Corporate	(10.7)		(5.0)
Total gross profit dollars	$247.6		$293.7		-16%
Percentage of sales	25.2%		28.4%	-324 basis points

Consolidated. Quarter gross profit, as a percentage of sales, decreased due to negative currency rate movements, primarily the Canadian dollar, along with increased warranty costs and negative product mix, partially offset by lower commodity costs, cost savings from product cost reduction efforts and higher selling prices. During the quarter, the Company incurred additional warranty expense equating to approximately 120 basis points of negative impact to gross profit margins, related to increased warranty costs associated with a RZR side-by-side vehicle recall. Foreign currencies had a negative impact to gross profit of approximately $17.0 million for the quarter. Gross profit in absolute dollars decreased due to lower sales volume, unfavorable product mix, higher warranty costs and negative impacts from currency, partially offset by lower commodity costs and cost savings from product cost reduction efforts.
ORV/Snowmobiles. Gross profit dollars decreased twenty percent for the quarter, primarily due to decreased volumes, higher promotions and the negative impact of currency movements, partially offset by product cost reduction efforts. Gross profit was also negatively impacted by additional warranty expense incurred during the quarter related to performance issues on certain RZR side-by-side vehicles.
Motorcycles. Gross profit dollars increased 42 percent for the quarter, primarily due to increased sales volumes of Indian Motorcycle and Slingshot, partially offset by negative currency rate movements.
Global Adjacent Markets. Gross profit dollars increased 13 percent for the quarter, primarily due to increased sales volumes of Aixam vehicles, partially offset by the negative impact of currency movements.
Operating Expenses:

	Three months ended March 31,
($ in millions)	2016	2015	Change 2016 vs. 2015
Selling and marketing	$77.2	$69.7	11%
Research and development	43.1	38.9	11%
General and administrative	69.6	49.5	40%
Total operating expenses	$189.9	$158.1	20%
Percentage of sales	19.3%	15.3%	-402 basis points
Operating expenses, as a percentage of sales and in absolute dollars, for the quarter increased primarily due to ongoing research for product innovation, increased selling and marketing expenses to increase Polaris’ brand awareness and increased general and administrative expenses due to product liability settlements, severance and acquisition related costs incurred during the quarter. These costs were partially offset by operating cost control measures taken during the quarter.
Income from Financial Services:

	Three months ended March 31,
($ in millions)	2016	2015	Change 2016 vs. 2015
Income from financial services	$19.5	$14.6	33%
Percentage of sales	2.0%	1.4%	+56 basis points
The increase in quarter income from financial services is due to higher penetration rates for retail financing programs in the quarter. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Remainder of the Income Statement:

	Three months ended March 31,
($ in millions except per share data)	2016	2015	Change 2016 vs. 2015
Interest expense	$2.9	$2.9	(2)%
Equity in loss of other affiliates	$2.1	$1.6	27%
Other expense, net	$0.1	$7.4	(99)%

Income before taxes	$72.1	$138.3	(48)%
Provision for income taxes	$25.3	$49.8	(49)%
Percentage of income before taxes	35.0%	36.0%	-97 basis points

Net income	$46.9	$88.6	(47)%
Diluted net income per share:	$0.71	$1.30	(45)%
Weighted average diluted shares outstanding	66.0	68.1	(3)%
Interest expense: The quarter decrease is primarily due to increases in debt levels through borrowings on our existing revolving credit facility during the comparative periods, offset by interest rate management activities.
Equity in loss of other affiliates: Increased quarter losses at Eicher-Polaris Private Limited (EPPL) were the result of an increase in the joint venture’s operating activities. During the quarter, EPPL continued production of the jointly-developed Multix™ personal vehicle, which is specifically designed to satisfy the varied transportation needs of consumers in India. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense, net: The quarter change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The quarter tax rate decrease is primarily due to the permanent extension of the research and development credit by the U.S. Congress in the fourth quarter of 2015.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding decreased approximately 3% due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.55 per share on March 15, 2016 to holders of record at the close of business on March 1, 2016. On April 28, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on June 15, 2016 to holders of record of such shares at the close of business on June 1, 2016.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.

The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2016	2015	Change
Total cash provided by (used for):
Operating activities	$139.0	$4.2	$134.8
Investing activities	(107.5)	(41.2)	(66.3)
Financing activities	(45.0)	19.1	(64.1)
Impact of currency exchange rates on cash balances	3.9	(8.7)	12.6
Increase in cash and cash equivalents	$(9.6)	$(26.6)	$17.0
Operating activities: The $134.8 million increase in net cash provided by operating activities in 2016 is primarily the result of decreased working capital required as the Company reduced shipments in the quarter compared to a year ago. The decrease in working capital for the quarter is $156.4 million. Changes in working capital (as reflected in our statements of cash flows) was a decrease of $43.1 million, compared to an increase of $113.2 million for the same period in 2015. This was primarily due to a decrease in net cash used of $80.4 million related to inventory purchases, a decrease in net cash used of $30.5 related to payments made for accounts payable, and a decrease in net cash used of $28.0 million related to payments made for accrued expenses.
Investing activities: The primary use of cash was for the purchase of property and equipment, acquisitions including Taylor-Dunn, and the continued investments in EPPL. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities, including the continued construction of our Huntsville facility. We expect that capital expenditures for the full year 2016 will be approximately $290 million.
Financing activities: Cash used for financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $66.4 million compared to net borrowings of $94.0 million in the 2015 comparable period, and common stock repurchases of $84.9 million compared to $86.3 million in the 2015 comparable period. Additionally, we paid cash dividends of $35.4 million and $35.1 million for the three months ended March 31, 2016 and 2015, respectively. Proceeds from the issuance of stock under employee plans were $9.0 million and $19.0 million for the three months ended March 31, 2016 and 2015, respectively.
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
Debt, capital lease obligations, notes payable, and the average related interest rates at March 31, 2016 were as follows:

($ in millions)	Average interest rate at March 31, 2016	Maturity	March 31, 2016
Revolving loan facility	1.10%	March 2020	$297.7
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.06%	Various through 2029	22.1
Notes payable and other	3.50%	June 2027	14.3
Debt issuance costs			(1.7)
Total debt, capital lease obligations, and notes payable			$532.4
Less: current maturities			4.9
Long-term debt, capital lease obligations, and notes payable			$527.5
Our debt to total capital ratio was 36 percent and 27 percent at March 31, 2016 and 2015, respectively.

Additionally, at March 31, 2016, we had letters of credit outstanding of $25.1 million primarily related to purchase obligations for raw materials.
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 77.2 million shares have been repurchased cumulatively from 1996 through March 31, 2016. We repurchased approximately 1.0 million shares of our common stock for $84.9 million during the first three months of 2016, which had a favorable impact on earnings per share of $0.01 for the three-month period ended March 31, 2016. We have authorization from our Board of Directors to repurchase up to an additional 9.3 million shares of our common stock as of March 31, 2016. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance (“WFCDF”), an indirect subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ U.S. sales, whereby Polaris receives payment within a few days of shipment of the product. On March 1, 2016 Wells Fargo announced that it completed the purchase of the North American portion of GE Capital’s Commercial Distribution Finance (“GECDF”) business, including GECDF’s ownership interests in Polaris Acceptance. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2022. Effective March 1, 2016, GECDF adopted the tradename Wells Fargo Commercial Distribution Finance.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At March 31, 2016, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,282.3 million, a five percent increase from $1,221.9 million at March 31, 2015.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2016, was $99.9 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2016, the agreements in place were as follows:

Financial institution	Agreement expiration date
Chrome Capital	January 2017
Freedom Road	December 2016
Sheffield Financial	December 2020
Synchrony Bank	December 2020
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

Inflation and Foreign Exchange Rates
The changing relationships of the U.S. dollar to the Japanese yen, the Mexican peso, the Canadian dollar, the Australian dollar, the Euro and other foreign currencies have had a material impact on our results of operations from time to time. We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts.
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
At March 31, 2016, we had the following open foreign currency hedging contracts for the remainder of 2016 and through December 31, 2017, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	First quarter 2016	Estimated remainder of 2016
Australian Dollar (AUD)	Long	$21,613	$0.71 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	193,261	$0.72 to 1 CAD	Negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	6,115	120 Yen to $1	Positive	Positive
Mexican Peso	Short	40,954	17 Peso to $1	Positive	Positive
Norwegian Krone	Long	—	—	Negative	Negative
Swedish Krona	Long	—	—	Negative	Negative
Swiss Franc	Short	—	—	Positive	Positive
In addition, we expect currencies to have an overall negative impact on 2016 results based on the current environment.
The assets and liabilities in all our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of “accumulated other comprehensive loss, net” in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. While we occasionally enter into these derivative contracts, at March 31, 2016, we do not have any open derivative contracts in place to hedge our diesel fuel exposure. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2016 when compared to the same period in the prior year.

We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At March 31, 2016, we had an outstanding balance of $297.7 million on the revolving loan.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Chrome Capital, Freedom Road, Sheffield Financial and Synchrony Bank; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

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

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2015 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2016	52,000	$72.33	52,000	10,319,000
February 1 — 29, 2016	988,000	$82.20	988,000	9,331,000
March 1 — 31, 2016	—	$—	—	9,331,000
Total	1,040,000	$81.71	1,040,000	9,331,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 77.2 million shares have been repurchased cumulatively from 1996 through March 31, 2016. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on April 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	April 29, 2016	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2016	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)