Form 10-Q
period 2016-06-30
POLARIS INDUSTRIES INC/MN
filed 2016-07-22
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 15, 2016, 64,090,736 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,633	$155,349
Trade receivables, net	142,434	150,778
Inventories, net	692,272	710,001
Prepaid expenses and other	64,201	90,619
Income taxes receivable	20,013	46,175
Total current assets	1,065,553	1,152,922
Property and equipment, net	696,241	650,678
Investment in finance affiliate	93,870	99,073
Deferred tax assets	170,955	166,538
Goodwill and other intangible assets, net	273,896	236,117
Other long-term assets	95,129	80,331
Total assets	$2,395,644	$2,385,659
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$4,821	$5,059
Accounts payable	348,376	299,660
Accrued expenses:
Compensation	80,348	106,486
Warranties	76,873	56,474
Sales promotions and incentives	138,679	141,057
Dealer holdback	119,833	123,276
Other	103,211	88,030
Income taxes payable	9,728	6,741
Total current liabilities	881,869	826,783
Long-term income taxes payable	23,864	23,416
Capital lease obligations	19,178	19,660
Long-term debt	444,126	436,757
Deferred tax liabilities	12,887	13,733
Other long-term liabilities	78,511	74,188
Total liabilities	$1,460,435	$1,394,537
Deferred compensation	$11,027	$9,645
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 64,091 and 65,309 shares issued and outstanding, respectively	$641	$653
Additional paid-in capital	626,854	596,143
Retained earnings	367,476	447,173
Accumulated other comprehensive loss, net	(70,789)	(62,492)
Total shareholders’ equity	924,182	981,477
Total liabilities and shareholders’ equity	$2,395,644	$2,385,659
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales	$1,130,777	$1,124,327	$2,113,773	$2,157,672
Cost of sales	846,274	804,913	1,581,692	1,544,527
Gross profit	284,503	319,414	532,081	613,145
Operating expenses:
Selling and marketing	77,820	79,656	155,061	149,341
Research and development	45,579	41,431	88,688	80,294
General and administrative	64,566	51,948	134,146	101,487
Total operating expenses	187,965	173,035	377,895	331,122
Income from financial services	20,464	17,638	39,960	32,280
Operating income	117,002	164,017	194,146	314,303
Non-operating expense:
Interest expense	3,802	2,972	6,667	5,882
Equity in loss of other affiliates	1,583	1,748	3,641	3,371
Other expense, net	1,805	2,681	1,886	10,121
Income before income taxes	109,812	156,616	181,952	294,929
Provision for income taxes	38,646	55,673	63,897	105,423
Net income	$71,166	$100,943	$118,055	$189,506
Basic net income per share	$1.10	$1.52	$1.82	$2.86
Diluted net income per share	$1.09	$1.49	$1.80	$2.79
Weighted average shares outstanding:
Basic	64,406	66,324	64,726	66,376
Diluted	65,297	67,829	65,639	67,987

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$71,166	$100,943	$118,055	$189,506
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of ($172) and $28 in 2016 and $198 and $213 in 2015	(10,904)	2,465	(1,038)	(27,691)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $44 and $4,318 in 2016 and $798 and ($137) in 2015	(74)	(1,341)	(7,259)	231
Comprehensive income	$60,188	$102,067	$109,758	$162,046
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net income	$118,055	$189,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,109	72,372
Noncash compensation	38,382	34,452
Noncash income from financial services	(14,828)	(13,757)
Deferred income taxes	(4,876)	(507)
Excess tax benefits from share-based compensation	—	(32,863)
Other, net	3,641	3,371
Changes in operating assets and liabilities:
Trade receivables	14,744	50,521
Inventories	27,605	(137,362)
Accounts payable	45,598	(46,766)
Accrued expenses	4,910	(45,769)
Income taxes payable/receivable	28,527	18,821
Prepaid expenses and others, net	8,416	(2,110)
Net cash provided by operating activities	348,283	89,909
Investing Activities:
Purchase of property and equipment	(117,628)	(88,663)
Investment in finance affiliate, net	20,030	15,239
Investment in other affiliates	(6,861)	(10,050)
Acquisition of businesses, net of cash acquired	(54,830)	(27,019)
Net cash used for investing activities	(159,289)	(110,493)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	1,202,652	1,481,655
Repayments under debt arrangements / capital lease obligations	(1,198,337)	(1,303,098)
Repurchase and retirement of common shares	(143,876)	(157,739)
Cash dividends to shareholders	(70,583)	(70,061)
Proceeds from stock issuances under employee plans	11,758	25,133
Excess tax benefits from share-based compensation	—	32,863
Net cash provided by (used for) financing activities	(198,386)	8,753
Impact of currency exchange rates on cash balances	676	(6,950)
Net decrease in cash and cash equivalents	(8,716)	(18,781)
Cash and cash equivalents at beginning of period	155,349	137,600
Cash and cash equivalents at end of period	$146,633	$118,819

Noncash Activity:
Property and equipment obtained through notes payable	—	$14,500
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$6,537	$5,880
Income taxes paid	$34,966	$86,483
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,560	$49,560	—	—
Total assets at fair value	$49,560	$49,560	—	—
Foreign exchange contracts, net	$(8,791)	—	$(8,791)	—
Non-qualified deferred compensation liabilities	(49,560)	$(49,560)	—	—
Total liabilities at fair value	$(58,351)	$(49,560)	$(8,791)	—

	Fair Value Measurements as of December 31, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,238	$48,238	—	—
Foreign exchange contracts, net	2,767	—	$2,767	—
Interest rate swap contracts	186	—	186	—
Total assets at fair value	$51,191	$48,238	$2,953	—
Commodity contracts, net	$(354)	—	$(354)	—
Non-qualified deferred compensation liabilities	(48,238)	$(48,238)	—	—
Total liabilities at fair value	$(48,592)	$(48,238)	$(354)	—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At June 30, 2016 and December 31, 2015, the fair value of the Company’s long-term debt was approximately $492,099,000 and $477,936,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $468,125,000 and $461,476,000 as of June 30, 2016 and December 31, 2015, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and purchased components	$160,457	$167,569
Service parts, garments and accessories	186,847	189,731
Finished goods	394,517	388,970
Less: reserves	(49,549)	(36,269)
Inventories	$692,272	$710,001
Product warranties. Polaris provides a limited warranty for its ORVs for a period of six months, for a period of one year for its snowmobiles, for a period of one or two years for its motorcycles depending on brand and model year, for a period of one year for its Taylor-Dunn vehicles and for a two year period for its GEM, Goupil and Aixam vehicles. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$67,207	$48,634	$56,474	$53,104
Additions to warranty reserve through acquisitions	42	150	147	200
Additions charged to expense	38,358	14,646	67,531	28,565
Warranty claims paid	(28,734)	(18,331)	(47,279)	(36,770)
Balance at end of period	$76,873	$45,099	$76,873	$45,099
In 2016, Polaris began financing its self-insured risks related to extended service contracts. The premiums for extended service contracts are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended service contract premiums (deferred revenue) included in Other long-term liabilities totaled $8,100,000 and $0 as of June 30, 2016 and December 31, 2015, respectively.
New accounting pronouncements.
Debt issuance costs. In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-230) - Simplifying the Presentation of Debt Issuance Costs. The amendment requires that debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. The amendment is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015. The Company adopted this amendment during the first quarter of 2016, which caused the Company to reclassify $1,803,000 of debt issuance costs as a reduction from Long-term debt rather than as a component of Prepaid expenses and other assets, as of December 31, 2015.
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
Total share-based compensation expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Option plan	$6,158	$6,595	$11,562	$13,180
Other share-based awards	9,362	9,721	18,819	16,478
Total share-based compensation before tax	15,520	16,316	30,381	29,658
Tax benefit	5,789	6,085	11,332	11,062
Total share-based compensation expense included in net income	$9,731	$10,231	$19,049	$18,596
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2016, there was $115,435,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.96 years. Included in unrecognized share-based compensation is approximately $44,945,000 related to stock options and $70,490,000 for restricted stock.

Note 3. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at June 30, 2016	Maturity	June 30, 2016	December 31, 2015
Revolving loan facility	1.31%	May 2021	$135,793	$225,707
Revolving loan facility—term note	1.59%	May 2021	100,000	—
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.08%	Various through 2029	21,175	21,874
Notes payable and other	3.50%	June 2027	14,304	15,698
Debt issuance costs			(3,147)	(1,803)
Total debt, capital lease obligations, and notes payable			$468,125	$461,476
Less: current maturities			4,821	5,059
Total long-term debt, capital lease obligations, and notes payable			$463,304	$456,417
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 12-month delayed draw term loan facility, of which $100,000,000 is outstanding as of June 30, 2016.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of June 30, 2016.
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
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility, and focus on ORV and Slingshot production. Construction of the 725,000 square-foot facility was completed during the second quarter of 2016, with start-of-production also occurring during the second quarter. A mortgage note payable agreement of $14,500,000 for land, on which Polaris built the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. Forgivable loans related to other Company facilities are also included within notes payable.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $161,433,000 of goodwill and $112,463,000 of intangible assets, net of accumulated amortization, as of June 30, 2016.
Additions to goodwill and other intangible assets relate to acquisitions, primarily the March 2016 acquisition of Taylor-Dunn, a leading provider of industrial vehicles serving a broad range of commercial, manufacturing, warehouse and ground-support customers. Taylor-Dunn is based in Anaheim, California, and is included in the Global Adjacent Markets reporting segment.

For the acquisition, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Taylor-Dunn financial results are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. As of June 30, 2016, the purchase price allocation for the acquisition remains preliminary.
In April 2015, the Company acquired Timbersled Products, Inc. (“Timbersled”) and HH Investment Limited (“Hammerhead”). Timbersled is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry. Hammerhead is based in Shanghai, China and manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Offroad® brand, along with maintaining key private label relationships with other original equipment manufacturers. In December 2015, the Company completed the acquisition of certain assets of 509, Inc. (“509”). 509 is based in Washington and is an aftermarket leader in snowmobile helmets and goggles. As of June 30, 2016, the purchase price allocation for 509 remains preliminary.
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in thousands):

Six months ended June 30, 2016
Goodwill, beginning of period	$131,014
Goodwill from businesses acquired	29,158
Currency translation effect on foreign goodwill balances	1,261
Goodwill, end of period	$161,433
For other intangible assets, the changes in the net carrying amount for the six months ended June 30, 2016 were as follows (in thousands):

	Six months ended June 30, 2016
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$138,831	$(33,728)
Intangible assets acquired during the period	14,000	—
Amortization expense	—	(7,181)
Foreign currency translation effect on balances	715	(174)
Other intangible assets, end of period	$153,546	$(41,083)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2016	December 31, 2015
Non-amortizable—indefinite lived:
Brand names		$54,323	$51,951
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	7	79,382	67,079
Developed technology	5-7	19,301	19,261
Total amortizable		99,223	86,880
Less: Accumulated amortization		(41,083)	(33,728)
Net amortized other intangible assets		58,140	53,152
Total other intangible assets, net		$112,463	$105,103
Amortization expense for intangible assets for the three months ended June 30, 2016 and 2015 was $3,774,000 and $2,913,000, respectively. Estimated amortization expense for the remainder of 2016 through 2021 is as follows: 2016 (remainder), $7,600,000; 2017, $14,800,000; 2018, $12,800,000; 2019, $11,000,000; 2020, $5,600,000; 2021, $3,700,000; and after 2021, $2,600,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the six months ended June 30, 2016, Polaris paid $143,876,000 to repurchase and retire approximately 1,692,000 shares of its common stock. As of June 30, 2016, the Board of Directors has authorized the Company to repurchase up to an additional 8,679,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.55 per share on June 15, 2016 to holders of record at the close of business on June 1, 2016. On July 20, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on September 15, 2016 to holders of record of such shares at the close of business on September 1, 2016. Cash dividends declared per common share for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cash dividends declared and paid per common share	$0.55	$0.53	$1.10	$1.06
Net income per share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the 1995 Stock Option Plan (the “Option Plan”) and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	64,130	66,000	64,444	66,068
Director Plan and deferred stock units	166	242	181	224
ESOP	110	82	101	84
Common shares outstanding—basic	64,406	66,324	64,726	66,376
Dilutive effect of Option Plans and Omnibus Plan	891	1,505	913	1,611
Common and potential common shares outstanding—diluted	65,297	67,829	65,639	67,987
During the three and six months ended June 30, 2016, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 1,809,000 and 1,672,000, respectively, compared to 1,080,000 and 912,000 for the same periods in 2015.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(64,360)	$1,868	$(62,492)
Reclassification to the income statement	—	(1,574)	(1,574)
Change in fair value	(1,038)	(5,685)	(6,723)
Balance as of June 30, 2016	$(65,398)	$(5,391)	$(70,789)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
Foreign currency contracts	Other expense, net	$493	$1,898	$2,423	$2,402
Foreign currency contracts	Cost of sales	(278)	(1,122)	(849)	(2,018)
Total		$215	$776	$1,574	$384

The net amount of the existing gains or losses at June 30, 2016 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 9 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $93,870,000 at June 30, 2016 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2016, the outstanding amount of net receivables financed for dealers under this arrangement was $1,180,392,000, which included $457,181,000 in the Polaris Acceptance portfolio and $723,211,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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
Polaris also administers and provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. Polaris finances its self-insured risks related to extended service contracts, but does not retain any insurance or financial risk under any of the other arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income.

Note 7. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of June 30, 2016 and December 31, 2015, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment in EPPL was $22,030,000 and $18,884,000, respectively. Through June 30, 2016, Polaris has invested $41,560,000 in the joint venture. Polaris’ share of EPPL loss for the three and six months ended June 30, 2016 was $1,583,000 and $3,641,000, respectively, compared to $1,748,000 and $3,371,000 for the same respective periods in 2015. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. No impairments were recognized on currently held investments for the three or six months ended June 30, 2016 and 2015.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2016, the Company had an accrual of $23,332,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of June 30, 2016 and December 31, 2015, the fair value of contingent purchase price commitments are immaterial.

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

At June 30, 2016, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$25,522	$(260)
Canadian Dollar	160,247	(7,090)
Japanese Yen	1,417	210
Mexican Peso	29,280	(1,651)
Total	$216,466	$(8,791)
These contracts, with maturities through December 31, 2017, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The table below summarizes the carrying values of derivative instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$816	$(9,607)	$(8,791)
Total derivatives designated as hedging instruments	$816	$(9,607)	$(8,791)
Total derivatives	$816	$(9,607)	$(8,791)

	Carrying Values of Derivative Instruments as of December 31, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$5,218	$(2,451)	$2,767
Interest rate swap contracts(1)	186	—	186
Total derivatives designated as hedging instruments	$5,404	$(2,451)	$2,953
Commodity contracts(1)	—	$(354)	$(354)
Total derivatives not designated as hedging instruments	—	$(354)	$(354)
Total derivatives	$5,404	$(2,805)	$2,599

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2016 was $(74,000) and $(7,259,000), respectively, compared to $(1,341,000) and $231,000 for the same respective periods in 2015.
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2016.

Note 10. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has four operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, and 4) Global Adjacent Markets, and three reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, and 3) Global Adjacent Markets.

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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Sales
ORV/Snowmobiles	$808,494	$857,146	$1,529,136	$1,653,387
Motorcycles	231,324	187,541	419,569	347,020
Global Adjacent Markets	90,959	79,640	165,068	157,265
Total sales	$1,130,777	$1,124,327	$2,113,773	$2,157,672
Gross profit
ORV/Snowmobiles	$230,554	$278,938	$439,659	$539,261
Motorcycles	39,837	24,505	68,677	44,812
Global Adjacent Markets	23,952	22,639	44,335	40,787
Corporate	(9,840)	(6,668)	(20,590)	(11,715)
Total gross profit	$284,503	$319,414	$532,081	$613,145
Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month periods ended June 30, 2016 compared to the three and six month periods ended June 30, 2015. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $71.2 million, or $1.09 per diluted share, an earnings per diluted share decrease of 27 percent compared to 2015 second quarter net income of $100.9 million, or $1.49 per diluted share. Sales totaled $1,130.8 million, an increase of one percent from last year’s second quarter sales of $1,124.3 million. The sales increase was driven by higher shipments of motorcycles, partially offset by lower shipments of ORV units. Our unit retail sales to consumers in North America decreased seven percent in the second quarter of 2016, with decreased demand for off-road vehicles. Our sales to customers outside of North America increased five percent, driven by a 41 percent increase in Latin American sales and a six percent sales increase in the Europe, Middle East and Africa (“EMEA”) region, partially offset by a 14 percent decrease in sales in the Asia/Pacific region. Our gross profit of $284.5 million decreased 11 percent from $319.4 million in the comparable prior year period. The decrease in gross profit resulted primarily from lower volume, negative product mix, negative currency impacts, and increased promotional and warranty costs, partially offset by lower commodity costs and cost savings from product cost reduction efforts. Our liquidity remained healthy with $146.6 million of cash on hand and $863.6 million of combined availability, inclusive of both the revolving loan facility and the delayed draw term loan facility at June 30, 2016.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the second quarter 2016 to the second quarter 2015, and all “year-to-date” comparisons are from the six month period ended June 30, 2016 to the six month period ended June 30, 2015.
Sales:
Quarter sales were $1,130.8 million, a one percent increase from $1,124.3 million of quarter sales in the prior year. Year-to-date sales were $2,113.8 million, a two percent decrease from $2,157.7 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Volume	(1)%	(1)%
Product mix and price	2	—
Currency	—	(1)
	1%	(2)%
Quarter and year-to-date volume decreased as we shipped fewer ORVs, partially offset by increased volume sales of motorcycles and Global Adjacent Market vehicles. Quarter product mix and price more than offset the volume decrease. The U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to other international currencies, negatively impacted our quarter and year-to-date sales by approximately $7.0 million and $21.0 million, respectively, when compared to the prior year period exchange rates.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
ORV/Snowmobiles	$808.5	71%	$857.2	76%	(6)%	$1,529.1	72%	$1,653.4	77%	(8)%
Motorcycles	231.3	21%	187.5	17%	23%	419.6	20%	347.0	16%	21%
Global Adjacent Markets	91.0	8%	79.6	7%	14%	165.1	8%	157.3	7%	5%
Total Sales	$1,130.8	100%	$1,124.3	100%	1%	$2,113.8	100%	$2,157.7	100%	(2)%
ORV/Snowmobiles
ORVs: Quarter and year-to-date sales, inclusive of PG&A sales, decreased, which reflects ongoing softness in North American retail sales in regions heavily dependent upon the oil markets, as well as negative impacts from recent recalls of certain products. Our North American ORV quarter unit retail sales to consumers were down low double-digits percent compared to the 2015 second quarter, with consumer purchases of side-by-side vehicles, which include RANGER®, RZR®, and Polaris GENERAL™, down high single-digits percent, and ATV retail sales down mid-teens percent over the prior year. The Company estimates that North American industry ORV retail sales were down mid-single digits percent from the second quarter of 2015. Polaris’ North American dealer unit inventory decreased eight percent from the second quarter of 2015. Quarter sales, inclusive of PG&A sales, outside of North America were down one percent, primarily due to weak economic conditions in the EMEA region, as well as the currency impact of the strong U.S. dollar. The quarter average per unit sales price was approximately flat.
Snowmobiles: Historically, the first half of the year are slow quarters for shipments to dealers due to the seasonality of the business. The quarter and year-to-date sales, inclusive of PG&A sales, decreased due to the timing of shipments year-over-year.
Motorcycles
Quarter and year-to-date sales, inclusive of PG&A sales, increased due to increased shipments of Victory®, Indian Motorcycle® and Slingshot®. Consumer North American retail sales for Victory, Indian Motorcycle, and Slingshot increased mid-teens percent for the quarter, while quarter North American industry retail sales, 900cc and above, were down mid single-digits percent in the quarter. Product availability for all three motorcycle brands remained adequate throughout the quarter as year-over-year paint capacity at the Company’s Spirit Lake, Iowa motorcycle plant has significantly improved. Beginning in July 2016, our Slingshot moto-roadsters are manufactured in our Huntsville, Alabama facility. Increased shipments of all three motorcycle brands contributed to North American Polaris dealer inventory increasing over 80 percent, which is essentially at targeted stocking levels at quarter-end. Quarter sales, including PG&A, to customers outside of North America increased 17 percent due primarily to increased Victory and Indian Motorcycle shipments. The quarter average per unit sales price decreased one percent.
Global Adjacent Markets
Quarter and year-to-date sales, including PG&A sales, increased due primarily to increased sales for the Work and Transportation group, which was primarily driven by the acquisition of Taylor-Dunn and continued growth of Aixam. The quarter average per unit sales price increased one percent.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
United States	$879.8	78%	$861.0	77%	2%	$1,646.1	78%	$1,671.1	77%	(1)%
Canada	80.5	7%	100.4	9%	(20)%	134.6	6%	170.5	8%	(21)%
Other foreign countries	170.5	15%	162.9	14%	5%	333.1	16%	316.1	15%	5%
Total sales	$1,130.8	100%	$1,124.3	100%	1%	$2,113.8	100%	$2,157.7	100%	(2)%

United States: Quarter sales in the U.S. increased due to higher shipments of motorcycles, partially offset by lower ORV shipments. Year-to-date sales in the U.S. decreased due to unfavorable product mix, partially offset by increased shipments of motorcycles.
Canada: Quarter and year-to-date sales in Canada decreased due to lower shipments of ORVs, weak economic conditions and an unfavorable four and five percent currency rate movement impact on quarter and year-to-date sales, respectively.
Other foreign countries: Quarter and year-to-date sales in other foreign countries increased primarily due to motorcycle sales, primarily in the EMEA and Latin America regions. These sales increases were partially offset by quarter and year-to-date sales decreases in the Asia/Pacific region. Specifically for quarter segment sales, Motorcycles sales increased 17 percent, ORV/Snowmobiles sales decreased one percent, and Global Adjacent Markets sales increased seven percent. Currency rate movements had a negative impact on sales of two and four percent, on quarter and year-to-date sales, respectively.
Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2016	Percent of Total Cost of Sales	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015	2016	Percent of Total Cost of Sales	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015
Purchased materials and services	$708.3	84%	$696.5	87%	2%	$1,327.2	84%	$1,331.6	86%	0%
Labor and benefits	69.3	8%	67.0	8%	3%	128.3	8%	128.3	8%	0%
Depreciation and amortization	30.3	4%	26.8	3%	13%	58.7	4%	56.0	4%	5%
Warranty costs	38.4	4%	14.6	2%	163%	67.5	4%	28.6	2%	136%
Total cost of sales	$846.3	100%	$804.9	100%	5%	$1,581.7	100%	$1,544.5	100%	2%
Percentage of sales	74.8%		71.6%	+325 basis points		74.8%		71.6%	+325 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the effect of higher warranty costs incurred related to product recalls and depreciation and amortization.

 Gross Profit:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2016	Percent of Sales	2015	Percent of Sales	Change 2016 vs. 2015	2016	Percent of Sales	2015	Percent of Sales	Change 2016 vs. 2015
ORV/Snowmobiles	$230.6	28.5%	$278.9	32.5%	(17)%	$439.7	28.8%	$539.2	32.6%	(18)%
Motorcycles	39.8	17.2%	24.5	13.1%	63%	68.7	16.4%	44.8	12.9%	53%
Global Adjacent Markets	23.9	26.3%	22.6	28.4%	6%	44.3	26.9%	40.8	25.9%	9%
Corporate	(9.8)		(6.6)			(20.6)		(11.7)
Total gross profit dollars	$284.5		$319.4		-11%	$532.1		$613.1		-13%
Percentage of sales	25.2%		28.4%	-325 basis points		25.2%		28.4%	-325 basis points
Consolidated. Quarter gross profit, as a percentage of sales, decreased due to negative currency rate movements, primarily the Canadian dollar, along with increased warranty costs and negative product mix, partially offset by lower commodity costs, cost savings from product cost reduction efforts and higher selling prices. During the quarter, the Company incurred additional warranty expense equating to approximately 210 basis points of negative impact to gross profit margins, related to increased warranty costs associated with vehicle recalls and service bulletins. Foreign currencies had a negative impact to gross profit of approximately $16.0 million and $33.0 million for the quarter and year-to-date periods, respectively. Gross profit in absolute dollars decreased due to lower sales volume, unfavorable product mix, higher warranty costs and negative impacts from currency, partially offset by lower commodity costs and cost savings from product cost reduction efforts.
ORV/Snowmobiles. Gross profit dollars decreased for the quarter and year-to-date periods, primarily due to decreased volumes, higher warranty and promotions and the negative impact of currency movements, partially offset by product cost reduction efforts. Included in warranty expense incurred during the quarter and year-to-date periods are costs related to product recall notices on certain side-by-side vehicles.
Motorcycles. Gross profit dollars increased for the quarter and year-to-date periods, primarily due to increased sales volumes of Indian Motorcycle and Slingshot, offset by negative currency rate movements. Gross profit has also improved due to the absence of costs incurred in 2015 related to additional manufacturing costs and inefficiencies associated with our Spirit Lake, Iowa motorcycle facility paint system.
Global Adjacent Markets. Gross profit dollars increased for the quarter and year-to-date periods, primarily due to the acquisition of Taylor-Dunn and increased sales volumes of Aixam vehicles, partially offset by the negative impact of currency movements.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Selling and marketing	$77.8	$79.7	-2%	$155.1	$149.3	4%
Research and development	45.6	41.4	10%	88.7	80.3	10%
General and administrative	64.6	51.9	24%	134.1	101.5	32%
Total operating expenses	$188.0	$173.0	9%	$377.9	$331.1	14%
Percentage of sales	16.6%	15.4%	+123 basis points	17.9%	15.3%	+253 basis points
Operating expenses, as a percentage of sales and in absolute dollars, for the quarter and year-to-date periods increased primarily due to ongoing research for product innovation, and increased general and administrative expenses due to increased legal expenses and other costs related to the product recall notices incurred. These costs were partially offset by operating cost control measures.

Income from Financial Services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Income from financial services	$20.5	$17.6	16%	$40.0	$32.3	24%
Percentage of sales	1.8%	1.6%	+24 basis points	1.9%	1.5%	+39 basis points
The increase in quarter and year-to-date income from financial services is due to higher penetration rates for retail financing programs. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended June 30,			Six months ended June 30,
($ in millions except per share data)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Interest expense	$3.8	$3.0	28%	$6.7	$5.9	13%
Equity in loss of other affiliates	$1.6	$1.7	(9)%	$3.6	$3.4	8%
Other expense, net	$1.8	$2.7	(33)%	$1.9	$10.1	(81)%

Income before taxes	$109.8	$156.6	(30)%	$182.0	$294.9	(38)%
Provision for income taxes	$38.6	$55.7	(31)%	$63.9	$105.4	(39)%
Percentage of income before taxes	35.2%	35.5%	-36 basis	35.1%	35.7%	-63 basis
			points			points
Net income	$71.2	$100.9	(29)%	$118.1	$189.5	(38)%
Diluted net income per share:	$1.09	$1.49	(27)%	$1.80	$2.79	(35)%
Weighted average diluted shares outstanding	65.3	67.8	(4)%	65.6	68.0	(4)%
Interest expense: The quarter and year-to-date increase is primarily due to increases in debt levels through borrowings on our delayed-draw term facility during the comparative periods.
Equity in loss of other affiliates: Quarter and year-to-date losses relate to continued operating activities at Eicher-Polaris Private Limited (EPPL). During the quarter, EPPL continued production of the jointly-developed Multix™ personal vehicle, which is specifically designed to satisfy the varied transportation needs of consumers in India. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense, net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The quarter and year-to-date tax rate decrease is primarily due to the permanent extension of the research and development credit by the U.S. Congress in the fourth quarter of 2015.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding decreased approximately four percent due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.55 per share on June 15, 2016 to holders of record at the close of business on June 1, 2016. On July 20, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on September 15, 2016 to holders of record of such shares at the close of business on September 1, 2016.

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2016	2015	Change
Total cash provided by (used for):
Operating activities	$348.3	$89.9	$258.4
Investing activities	(159.3)	(110.5)	(48.8)
Financing activities	(198.4)	8.8	(207.2)
Impact of currency exchange rates on cash balances	0.7	(7.0)	7.7
Increase in cash and cash equivalents	$(8.7)	$(18.8)	$10.1
Operating activities: The $258.4 million increase in net cash provided by operating activities in 2016 is primarily the result of decreased working capital required. The decrease in working capital for the six months ended June 30, 2016 is $292.5 million. Changes in working capital (as reflected in our statements of cash flows) was a decrease of $129.8 million, compared to an increase of $162.7 million for the same period in 2015. This was primarily due to a decrease in net cash used of $165.0 million related to inventory purchases, a decrease in net cash used of $92.4 related to payments made for accounts payable, and a decrease in net cash used of $50.7 million related to payments made for accrued expenses due to our focused efforts on working capital management.
Investing activities: The primary use of cash was for the purchase of property and equipment, acquisitions including Taylor-Dunn, and the continued investments in EPPL. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities, including the construction of our Huntsville, Alabama facility which was completed during the second quarter. We expect that capital expenditures for the full year 2016 will be slightly higher than 2015.
Financing activities: Cash used for financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $4.3 million compared to net borrowings of $178.6 million in the 2015 comparable period, and common stock repurchases of $143.9 million compared to $157.7 million in the 2015 comparable period. Additionally, we paid cash dividends of $70.6 million and $70.1 million for the six months ended June 30, 2016 and 2015, respectively. Proceeds from the issuance of stock under employee plans were $11.8 million and $25.1 million for the six months ended June 30, 2016 and 2015, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to a $600 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $500 million 12-month delayed draw term loan facility, of which $100 million is outstanding as of June 30, 2016.
We enter into leasing arrangements to finance the use of certain property and equipment.
In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility will focus on ORV and Slingshot production. We broke ground on the facility in the first quarter of 2015, and completed construction during the second quarter of 2016, with start-of-production also occurring during the second quarter. A mortgage note payable agreement of $14.5 million for land, on which we are building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note.
Debt, capital lease obligations, notes payable, and the average related interest rates at June 30, 2016 were as follows:

($ in millions)	Average interest rate at June 30, 2016	Maturity	June 30, 2016
Revolving loan facility	1.31%	May 2021	$135.8
Revolving loan facility—term note	1.59%	May 2021	100.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.08%	Various through 2029	21.1
Notes payable and other	3.50%	June 2027	14.3
Debt issuance costs			(3.1)
Total debt, capital lease obligations, and notes payable			$468.1
Less: current maturities			4.8
Long-term debt, capital lease obligations, and notes payable			$463.3
Our debt to total capital ratio was 34 percent and 31 percent at June 30, 2016 and 2015, respectively.
Additionally, at June 30, 2016, we had letters of credit outstanding of $23.9 million primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 77.8 million shares have been repurchased cumulatively from 1996 through June 30, 2016. We repurchased approximately 1.7 million shares of our common stock for $143.9 million during the first six months of 2016, which had a favorable impact on earnings per share of two cents. We have authorization from our Board of Directors to repurchase up to an additional 8.7 million shares of our common stock as of June 30, 2016. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Other Financial Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ U.S. sales, whereby Polaris receives payment within a few days of shipment of the product. On March 1, 2016 Wells Fargo announced that it completed the purchase of the North American portion of GE Capital’s Commercial Distribution Finance (“GECDF”) business, including GECDF’s ownership interests in Polaris Acceptance. The sale is not expected to impact the operations of the partnership agreement, which is effective through February 2022. Effective March 1, 2016, GECDF adopted the tradename Wells Fargo Commercial Distribution Finance.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At June 30, 2016, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,180.4 million, a seven percent increase from $1,100.4 million at June 30, 2015.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2016, was $93.9 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.

We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2016, the agreements in place were as follows:

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
At June 30, 2016, we had the following open foreign currency hedging contracts for the remainder of 2016 and through December 31, 2017, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Second quarter 2016	Estimated remainder of 2016
Australian Dollar (AUD)	Long	$25,522	$0.72 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	160,247	$0.71 to 1 CAD	Negative	Negative
Euro	Long	—	—	Positive	Slightly negative
Japanese Yen	Short	1,417	118 Yen to $1	Positive	Negative
Mexican Peso	Short	29,280	18 Peso to $1	Positive	Positive
Norwegian Krone	Long	—	—	Negative	Slightly negative
Swedish Krona	Long	—	—	Positive	Slightly negative
Swiss Franc	Short	—	—	Positive	Slightly negative
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

We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. While we occasionally enter into these derivative contracts, at June 30, 2016, we do not have any open derivative contracts in place to hedge our diesel fuel exposure. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2016 when compared to the same period in the prior year.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $500 million 12-month delayed draw term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At June 30, 2016, we had an outstanding balance of $135.8 million on the revolving loan, and an outstanding balance of $100.0 million on the delayed draw term loan.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2016	152,000	$99.72	152,000	9,179,000
May 1 — 31, 2016	500,000	$87.60	500,000	8,679,000
June 1 — 30, 2016	—	—	—	8,679,000
Total	652,000	$90.41	652,000	8,679,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 77.8 million shares have been repurchased cumulatively from 1996 through June 30, 2016. The Program does not have an expiration date.

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

10.a
Form of the Deferred Stock Unit Award Agreement for units of deferred stock granted to non-employee directors under the Company’s Amended and Restated 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed May 3, 2016.*

10.b	Employment Offer Letter dated April 27, 2016 by and between Steve Eastman and Polaris Industries Inc.*

10.c
Letter Agreement dated May 16, 2016 by and between Bennett J. Morgan and Polaris Industries Inc., incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K, filed May 20, 2016.*

10.d
Second Amended and Restated Credit Agreement dated May 2, 2016 by and among Polaris Industries Inc., Polaris Sales Europe Sárl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank, N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 on Company’s Current Report on Form 8-K, filed May 5, 2016.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 22, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 22, 2016	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 22, 2016	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)