Form 10-Q
period 2016-09-30
POLARIS INDUSTRIES INC/MN
filed 2016-10-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 21, 2016, 64,066,536 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,696	$155,349
Trade receivables, net	152,342	150,778
Inventories, net	755,943	710,001
Prepaid expenses and other	63,594	90,619
Income taxes receivable	55,096	46,175
Total current assets	1,149,671	1,152,922
Property and equipment, net	687,697	650,678
Investment in finance affiliate	92,203	99,073
Deferred tax assets	173,741	166,538
Goodwill and other intangible assets, net	271,419	236,117
Other long-term assets	95,594	80,331
Total assets	$2,470,325	$2,385,659
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$4,746	$5,059
Accounts payable	308,971	299,660
Accrued expenses:
Compensation	112,025	106,486
Warranties	130,054	56,474
Sales promotions and incentives	162,853	141,057
Dealer holdback	116,386	123,276
Other	139,145	88,030
Income taxes payable	11,898	6,741
Total current liabilities	986,078	826,783
Long-term income taxes payable	25,241	23,416
Capital lease obligations	19,122	19,660
Long-term debt	412,844	436,757
Deferred tax liabilities	12,574	13,733
Other long-term liabilities	77,025	74,188
Total liabilities	$1,532,884	$1,394,537
Deferred compensation	$9,110	$9,645
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 64,067 and 65,309 shares issued and outstanding, respectively	$641	$653
Additional paid-in capital	639,325	596,143
Retained earnings	354,988	447,173
Accumulated other comprehensive loss, net	(66,623)	(62,492)
Total shareholders’ equity	928,331	981,477
Total liabilities and shareholders’ equity	$2,470,325	$2,385,659
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$1,185,067	$1,456,000	$3,298,840	$3,613,672
Cost of sales	924,297	1,040,377	2,505,989	2,584,904
Gross profit	260,770	415,623	792,851	1,028,768
Operating expenses:
Selling and marketing	89,751	91,169	244,812	240,510
Research and development	47,568	44,432	136,256	124,726
General and administrative	85,257	56,411	219,403	157,898
Total operating expenses	222,576	192,012	600,471	523,134
Income from financial services	19,195	19,065	59,155	51,345
Operating income	57,389	242,676	251,535	556,979
Non-operating expense:
Interest expense	4,051	2,966	10,718	8,848
Equity in loss of other affiliates	1,798	1,345	5,439	4,716
Other expense (income), net	5,700	(1,345)	7,586	8,776
Income before income taxes	45,840	239,710	227,792	534,639
Provision for income taxes	13,528	84,537	77,425	189,960
Net income	$32,312	$155,173	$150,367	$344,679
Net income per share:
Basic	$0.50	$2.35	$2.33	$5.20
Diluted	$0.50	$2.30	$2.30	$5.09
Weighted average shares outstanding:
Basic	64,151	65,912	64,535	66,222
Diluted	65,027	67,368	65,435	67,781

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$32,312	$155,173	$150,367	$344,679
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $13 and $41 in 2016 and $313 and $526 in 2015	1,528	(5,072)	490	(32,763)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of ($1,570) and $2,748 in 2016 and ($1,982) and ($2,119) in 2015	2,638	3,332	(4,621)	3,563
Comprehensive income	$36,478	$153,433	$146,236	$315,479
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net income	$150,367	$344,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,903	112,902
Noncash compensation	43,137	53,642
Noncash income from financial services	(22,354)	(21,810)
Deferred income taxes	(8,134)	(5,280)
Excess tax benefits from share-based compensation	(1,408)	(34,301)
Other, net	12,027	4,716
Changes in operating assets and liabilities:
Trade receivables	5,686	22,700
Inventories	(33,804)	(112,776)
Accounts payable	5,702	35,002
Accrued expenses	145,207	13,621
Income taxes payable/receivable	(278)	54,389
Prepaid expenses and others, net	8,193	(3,482)
Net cash provided by operating activities	426,244	464,002
Investing Activities:
Purchase of property and equipment	(155,360)	(148,998)
Investment in finance affiliate, net	29,223	22,227
Investment in other affiliates	(6,861)	(15,337)
Acquisition of businesses, net of cash acquired	(54,830)	(27,019)
Net cash used for investing activities	(187,828)	(169,127)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	1,767,272	2,155,310
Repayments under debt arrangements / capital lease obligations	(1,795,316)	(2,059,711)
Repurchase and retirement of common shares	(154,381)	(247,795)
Cash dividends to shareholders	(105,732)	(104,808)
Proceeds from stock issuances under employee plans	15,651	26,672
Excess tax benefits from share-based compensation	1,408	34,301
Net cash used for financing activities	(271,098)	(196,031)
Impact of currency exchange rates on cash balances	29	(11,180)
Net increase (decrease) in cash and cash equivalents	(32,653)	87,664
Cash and cash equivalents at beginning of period	155,349	137,600
Cash and cash equivalents at end of period	$122,696	$225,264

Noncash Activity:
Property and equipment obtained through notes payable	—	$14,500
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$8,731	$6,965
Income taxes paid	$82,789	$141,436
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,086	$49,086	—	—
Total assets at fair value	$49,086	$49,086	—	—
Foreign exchange contracts, net	$(4,572)	—	$(4,572)	—
Non-qualified deferred compensation liabilities	(49,086)	$(49,086)	—	—
Total liabilities at fair value	$(53,658)	$(49,086)	$(4,572)	—

	Fair Value Measurements as of December 31, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,238	$48,238	—	—
Foreign exchange contracts, net	2,767	—	$2,767	—
Interest rate swap contracts	186	—	186	—
Total assets at fair value	$51,191	$48,238	$2,953	—
Commodity contracts, net	$(354)	—	$(354)	—
Non-qualified deferred compensation liabilities	(48,238)	$(48,238)	—	—
Total liabilities at fair value	$(48,592)	$(48,238)	$(354)	—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At September 30, 2016 and December 31, 2015, the fair value of the Company’s long-term debt was approximately $457,746,000 and $477,936,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $436,712,000 and $461,476,000 as of September 30, 2016 and December 31, 2015, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and purchased components	$183,570	$167,569
Service parts, garments and accessories	190,646	189,731
Finished goods	432,675	388,970
Less: reserves	(50,948)	(36,269)
Inventories	$755,943	$710,001
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$76,873	$45,099	$56,474	$53,104
Additions to warranty reserve through acquisitions	—	—	147	200
Additions charged to expense	87,679	25,288	155,210	53,853
Warranty claims paid	(34,498)	(15,290)	(81,777)	(52,060)
Balance at end of period	$130,054	$55,097	$130,054	$55,097
During 2016, the Company has incurred significant additions to the warranty reserve, primarily associated with recall activity for certain RZR ORVs. In April 2016, the Company issued a voluntary recall for certain RZR 900 and 1000 off-road vehicles manufactured since model year 2013 due to reports of thermal-related incidents, including fire, and in September 2016, the Company issued a voluntary recall for certain RZR XP Turbo off-road vehicles due to similar thermal-related incidents.
In 2016, Polaris began financing its self-insured risks related to extended service contracts. The premiums for extended service contracts are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended service contract premiums (deferred revenue), recorded primarily in other long-term liabilities, totaled $11,300,000 and $0 as of September 30, 2016 and December 31, 2015, respectively.
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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Option plan	$6,210	$6,698	$17,772	$19,878
Other share-based awards	(3,139)	5,689	15,680	22,167
Total share-based compensation before tax	3,071	12,387	33,452	42,045
Tax benefit	1,146	4,621	12,478	15,683
Total share-based compensation expense included in net income	$1,925	$7,766	$20,974	$26,362
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2016, there was $100,038,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.83 years. Included in unrecognized share-based compensation is approximately $38,833,000 related to stock options and $61,205,000 for restricted stock.

Note 3. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at September 30, 2016	Maturity	September 30, 2016	December 31, 2015
Revolving loan facility	1.43%	May 2021	$104,309	$225,707
Term loan facility	1.64%	May 2021	100,000	—
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.03%	Various through 2029	21,080	21,874
Notes payable and other	3.50%	June 2027	14,272	15,698
Debt issuance costs			(2,949)	(1,803)
Total debt, capital lease obligations, and notes payable			$436,712	$461,476
Less: current maturities			4,746	5,059
Total long-term debt, capital lease obligations, and notes payable			$431,966	$456,417
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 12-month delayed draw term loan facility, of which $100,000,000 is outstanding as of September 30, 2016.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of September 30, 2016.
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
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility, and focus on ORV and Slingshot® production. Construction of the 725,000 square-foot facility was completed during the second quarter of 2016, with start-of-production also occurring during the second quarter. A mortgage note payable agreement of $14,500,000 for land, on which Polaris built the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. Forgivable loans related to other Company facilities are also included within notes payable.

Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net, consisted of $162,265,000 of goodwill and $109,154,000 of intangible assets, net of accumulated amortization, as of September 30, 2016.
Additions to goodwill and other intangible assets relate to acquisitions, primarily the March 2016 acquisition of Taylor-Dunn Manufacturing Company (“Taylor-Dunn”), a leading provider of industrial vehicles serving a broad range of commercial, manufacturing, warehouse and ground-support customers. Taylor-Dunn is based in Anaheim, California, and is included in the Global Adjacent Markets reporting segment.

For the acquisition, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Taylor-Dunn financial results are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. As of September 30, 2016, the purchase price allocation for the acquisition remains preliminary.
In April 2015, the Company acquired Timbersled Products, Inc. (“Timbersled”) and HH Investment Limited (“Hammerhead”). Timbersled is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry. Hammerhead is based in Shanghai, China and manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Offroad® brand, along with maintaining key private label relationships with other original equipment manufacturers. In December 2015, the Company completed the acquisition of certain assets of 509, Inc. (“509”). 509 is based in Washington and is an aftermarket leader in snowmobile helmets and goggles. As of September 30, 2016, the purchase price allocation for 509 remains preliminary.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

Nine months ended September 30, 2016
Goodwill, beginning of period	$131,014
Goodwill from businesses acquired	29,158
Currency translation effect on foreign goodwill balances	2,093
Goodwill, end of period	$162,265
For other intangible assets, the changes in the net carrying amount for the nine months ended September 30, 2016 were as follows (in thousands):

	Nine months ended September 30, 2016
	Gross Amount	Accumulated Amortization
Other intangible assets, beginning of period	$138,831	$(33,728)
Intangible assets acquired during the period	14,000	—
Amortization expense	—	(10,928)
Foreign currency translation effect on balances	1,406	(427)
Other intangible assets, end of period	$154,237	$(45,083)
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2016	December 31, 2015
Non-amortizable—indefinite lived:
Brand names		$54,477	$51,951
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	7	79,866	67,079
Developed technology	5-7	19,354	19,261
Total amortizable		99,760	86,880
Less: Accumulated amortization		(45,083)	(33,728)
Net amortized other intangible assets		54,677	53,152
Total other intangible assets, net		$109,154	$105,103
Amortization expense for intangible assets for the three months ended September 30, 2016 and 2015 was $3,747,000 and $3,238,000, respectively. Estimated amortization expense for the remainder of 2016 through 2021 is as follows: 2016 (remainder), $3,800,000; 2017, $14,800,000; 2018, $12,900,000; 2019, $11,000,000; 2020, $5,900,000; 2021, $3,700,000; and after 2021, $2,600,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 5. Shareholders’ Equity
During the nine months ended September 30, 2016, Polaris paid $154,381,000 to repurchase and retire approximately 1,803,000 shares of its common stock. As of September 30, 2016, the Board of Directors has authorized the Company to repurchase up to an additional 8,568,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.55 per share on September 15, 2016 to holders of record at the close of business on September 1, 2016. On October 27, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on December 15, 2016 to holders of record of such shares at the close of business on December 1, 2016. Cash dividends declared per common share for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cash dividends declared and paid per common share	$0.55	$0.53	$1.65	$1.59
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	63,902	65,592	64,263	65,909
Director Plan and deferred stock units	143	212	168	221
ESOP	106	108	104	92
Common shares outstanding—basic	64,151	65,912	64,535	66,222
Dilutive effect of Option Plans and Omnibus Plan	876	1,456	900	1,559
Common and potential common shares outstanding—diluted	65,027	67,368	65,435	67,781
During the three and nine months ended September 30, 2016, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 1,786,000 and 1,736,000, respectively, compared to 1,087,000 and 971,000 for the same periods in 2015.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(64,360)	$1,868	$(62,492)
Reclassification to the income statement	—	2,266	2,266
Change in fair value	490	(6,887)	(6,397)
Balance as of September 30, 2016	$(63,870)	$(2,753)	$(66,623)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
Foreign currency contracts	Other expense (income), net	$(3,002)	$1,134	$(579)	$3,536
Foreign currency contracts	Cost of sales	(838)	(1,126)	(1,687)	(3,144)
Total		$(3,840)	$8	$(2,266)	$392
The net amount of the existing gains or losses at September 30, 2016 that is expected to be reclassified into the income statement within the next 12 months is not expected to be material. See Note 9 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $92,203,000 at September 30, 2016 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2016, the outstanding amount of net receivables financed for dealers under this arrangement was $1,246,265,000, which included $486,280,000 in the Polaris Acceptance portfolio and $759,985,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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
Polaris has agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of Polaris products. Polaris’ income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
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

Note 7. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of September 30, 2016 and December 31, 2015, these investments are comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, Inc. (Brammo) and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. At the time of the establishment of the joint venture, the overall investment was expected to be approximately $50,000,000, shared equally with Eicher over a three year period. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment in EPPL was $20,196,000 and $18,884,000, respectively. Through September 30, 2016, Polaris has invested $41,560,000 in the joint venture. Polaris’ share of EPPL loss for the three and nine months ended September 30, 2016 was $1,798,000 and $5,439,000, respectively, compared to $1,345,000 and $4,716,000 for the same respective periods in 2015. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. No impairments were recognized on currently held investments for the three or nine months ended September 30, 2016 and 2015.

Note 8. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2016, the Company had an accrual of $37,505,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of September 30, 2016 and December 31, 2015, the fair value of contingent purchase price commitments are immaterial.

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
At September 30, 2016, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$23,326	$(572)
Canadian Dollar	79,041	(2,365)
Japanese Yen	251	41
Mexican Peso	23,155	(1,676)
Total	$125,773	$(4,572)
These contracts, with maturities through December 31, 2017, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The table below summarizes the carrying values of derivative instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$511	$(5,083)	$(4,572)
Total derivatives designated as hedging instruments	$511	$(5,083)	$(4,572)
Total derivatives	$511	$(5,083)	$(4,572)

	Carrying Values of Derivative Instruments as of December 31, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$5,218	$(2,451)	$2,767
Interest rate swap contracts(1)	186	—	186
Total derivatives designated as hedging instruments	$5,404	$(2,451)	$2,953
Commodity contracts(1)	—	$(354)	$(354)
Total derivatives not designated as hedging instruments	—	$(354)	$(354)
Total derivatives	$5,404	$(2,805)	$2,599

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2016 was $2,638,000 and $(4,621,000), respectively, compared to $3,332,000 and $3,563,000 for the same respective periods in 2015.
See Note 5 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Sales
ORV/Snowmobiles	$923,389	$1,193,514	$2,452,525	$2,846,901
Motorcycles	183,193	188,679	602,762	535,699
Global Adjacent Markets	78,485	73,807	243,553	231,072
Total sales	$1,185,067	$1,456,000	$3,298,840	$3,613,672
Gross profit
ORV/Snowmobiles	$231,323	$388,542	$670,982	$927,803
Motorcycles	21,164	28,424	89,841	73,236
Global Adjacent Markets	21,828	21,200	66,163	61,988
Corporate	(13,545)	(22,543)	(34,135)	(34,259)
Total gross profit	$260,770	$415,623	$792,851	$1,028,768
Note 11. Subsequent Event
On October 11, 2016, the Company entered into a definitive agreement with TAP Automotive Holdings, LLC (“Transamerican Auto Parts”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories, for an aggregate consideration of $665,000,000, subject to customary closing adjustments. Headquartered in Compton, California, Transamerican Auto Parts has trailing 12 month sales of approximately $740 million, through September 2016. The completion of the acquisition is subject to receipt of regulatory approval and other customary closing conditions, and is expected to be completed by the end of 2016. The Company expects to fund the purchase price with borrowings under its existing credit facilities.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2016 compared to the three and nine month periods ended September 30, 2015. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in the early 1950s. Due to the seasonality of snowmobiles; Off-Road Vehicles (ORV), which includes all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles; and related Parts, Garments and Accessories (PG&A), and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $32.3 million, or $0.50 per diluted share, an earnings per diluted share decrease of 78 percent compared to 2015 third quarter net income of $155.2 million, or $2.30 per diluted share. Sales totaled $1,185.1 million, a decrease of 19 percent from last year’s third quarter sales of $1,456.0 million. The sales decrease was driven primarily by lower shipments of ORV units due to our decision to delay model year 2017 shipments. Our unit retail sales to consumers in North America decreased nine percent in the third quarter of 2016, primarily driven by decreased demand for our off-road vehicles. Our sales to customers outside of North America decreased eight percent, driven by a 12 percent decrease in sales in the Europe, Middle East and Africa (“EMEA”) region, partially offset by a three percent increase in sales in the Asia/Pacific region. Our gross profit of $260.8 million decreased 37 percent from $415.6 million in the comparable prior year period. The decrease in gross profit resulted primarily from increased warranty and promotional costs and negative product mix, partially offset by lower commodity costs and product cost reduction efforts. Our liquidity remained healthy with $122.7 million of cash on hand and $895.1 million of combined availability, inclusive of both the revolving loan facility and the delayed draw term loan facility at September 30, 2016.
Subsequent to the end of the third quarter, on October 11, 2016, we entered into a definitive agreement with TAP Automotive Holdings, LLC (“Transamerican Auto Parts”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep® and truck accessories, for an aggregate consideration of $665,000,000, subject to customary closing adjustments. Headquartered in Compton, California, Transamerican Auto Parts has trailing 12 month sales of approximately $740 million, through September 2016. The completion of the acquisition is subject to receipt of regulatory approval and other customary closing conditions, and is expected to be completed by the end of 2016. We expect to fund the purchase price with borrowings under our existing credit facilities.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the third quarter 2016 to the third quarter 2015, and all “year-to-date” comparisons are from the nine month period ended September 30, 2016 to the nine month period ended September 30, 2015.
Sales:
Quarter sales were $1,185.1 million, a 19 percent decrease from $1,456.0 million of quarter sales in the prior year. Year-to-date sales were $3,298.8 million, a nine percent decrease from $3,613.7 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Volume	(17)%	(7)%
Product mix and price	(2)	(1)
Currency	—	(1)
	(19)%	(9)%
Quarter and year-to-date volume decreased due to lower ORV shipments and negative product mix. The U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to other international currencies, negatively impacted our quarter and year-to-date sales by approximately $2.0 million and $23.0 million, respectively, when compared to the prior year period exchange rates.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
ORV/Snowmobiles	$923.4	78%	$1,193.5	82%	(23)%	$2,452.5	74%	$2,846.9	79%	(14)%
Motorcycles	183.2	15%	188.7	13%	(3)%	602.8	18%	535.7	15%	13%
Global Adjacent Markets	78.5	7%	73.8	5%	6%	243.5	8%	231.1	6%	5%
Total sales	$1,185.1	100%	$1,456.0	100%	(19)%	$3,298.8	100%	$3,613.7	100%	(9)%
ORV/Snowmobiles
ORVs: Quarter and year-to-date sales, inclusive of PG&A sales, decreased, which reflects negative impacts from recent recalls of certain products. During the quarter, we experienced additional RZR® thermal-related issues and were unable to sufficiently validate the initially identified RZR Turbo recall repair, necessitating a more complex and expensive repair solution. As a result, the voluntary stop-ride/stop sale notification issued on July 25, 2016 remained in place significantly longer than originally anticipated, delaying sales of the RZR Turbo vehicle. Additionally, given the additional RZR thermal issues, we revalidated many of our recently introduced model year 2017 ORV products, causing a delay in shipments of those vehicles. Sales outside North America decreased 12 percent in the quarter, primarily due to the reduced shipments due to recent recall related shipment delays. The quarter average per unit sales price decreased eight percent.
Our North American ORV quarter unit retail sales to consumers were down high single-digits percent compared to the 2015 third quarter, with consumer purchases of side-by-side vehicles, which include RANGER®, RZR, and Polaris GENERAL™, down high-single digits percent, and ATV retail sales down low-double digits percent over the prior year. The Company estimates that North American industry ORV retail sales were down low-single digits percent from the third quarter of 2015. Polaris’ North American dealer unit inventory decreased 16 percent from the third quarter of 2015.
Snowmobiles: Quarter and year-to-date sales, inclusive of PG&A sales, decreased due to the timing of shipments for the upcoming snowmobile retail selling season, year-over-year, as we manufactured and shipped our snowmobiles earlier in 2015. Sales outside North America increased 27 percent in the quarter, primarily due to increased shipments in the EMEA region. The quarter average snowmobile per unit sales price increased five percent.
Motorcycles
Quarter sales, inclusive of PG&A sales, decreased due to decreased shipments of Slingshot®, partially offset by increased shipments of Victory®and Indian Motorcycle®. Year-to-date sales, inclusive of PG&A sales, increased due to increased shipments of all three motorcycle brands. Consumer North American retail sales for Victory, Indian Motorcycle, and Slingshot increased high-single digits percent for the quarter, while North American industry retail sales, 900cc and above, were down high-single digits percent in the quarter. Product availability for all three motorcycle brands remained adequate throughout the quarter as both the Spirit Lake, Iowa motorcycle plant and the new Slingshot production line in Huntsville, Alabama are producing at retail demand levels. Increased shipments of all three motorcycle brands including new models and new segments contributed to North American Polaris dealer inventory increasing approximately 70 percent, which is essentially at targeted stocking levels at quarter-end. Quarter sales, including PG&A, to customers outside of North America decreased 11 percent due primarily to decreased Indian Motorcycle shipments. The quarter average per unit sales price decreased one percent.
Global Adjacent Markets
Quarter and year-to-date sales, including PG&A sales, increased due primarily to the acquisition of Taylor-Dunn. The quarter average per unit sales price increased one percent.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
United States	$946.5	80%	$1,165.4	80%	(19)%	$2,592.6	79%	$2,836.4	78%	(9)%
Canada	97.6	8%	137.0	9%	(29)%	232.1	7%	307.6	9%	(25)%
Other foreign countries	141.0	12%	153.6	11%	(8)%	474.1	14%	469.7	13%	1%
Total sales	$1,185.1	100%	$1,456.0	100%	(19)%	$3,298.8	100%	$3,613.7	100%	(9)%

United States: Quarter and year-to-date sales in the U.S. decreased due primarily to lower ORV shipments.
Canada: Quarter and year-to-date sales in Canada decreased due to lower shipments of ORVs and weak economic conditions. The U.S. dollar to Canadian dollar exchange rate negatively impacted our year-to-date sales by approximately three percent.
Other foreign countries: Quarter sales in other foreign countries decreased primarily due to lower ORV shipments, primarily in the EMEA region. Specifically for quarter segment sales, Motorcycles sales decreased 11 percent, ORV/Snowmobiles sales decreased eight percent, and Global Adjacent Markets sales decreased five percent. Year-to-date sales in other foreign countries increased primarily due to increased motorcycle shipments, partially offset by lower ORV shipments. Currency rate movements had a negative impact on sales of one and three percent, on quarter and year-to-date sales, respectively.

Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2016	Percent of Total Cost of Sales	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015	2016	Percent of Total Cost of Sales	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015
Purchased materials and services	$732.8	79%	$910.7	88%	(20)%	$2,060.0	82%	$2,242.3	87%	(8)%
Labor and benefits	71.3	8%	72.9	7%	(2)%	199.6	8%	201.2	8%	(1)%
Depreciation and amortization	32.5	4%	31.5	3%	3%	91.2	4%	87.5	3%	4%
Warranty costs	87.7	9%	25.3	2%	247%	155.2	6%	53.9	2%	188%
Total cost of sales	$924.3	100%	$1,040.4	100%	(11)%	$2,506.0	100%	$2,584.9	100%	(3)%
Percentage of sales	78.0%		71.5%	+655 basis points		76.0%		71.5%	+444 basis points
The decrease in quarter and year-to-date cost of sales dollars resulted primarily from the decreased shipments, offset by higher warranty costs incurred related to product recalls.
 Gross Profit:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2016	Percent of Sales	2015	Percent of Sales	Change 2016 vs. 2015	2016	Percent of Sales	2015	Percent of Sales	Change 2016 vs. 2015
ORV/Snowmobiles	$231.3	25.1%	$388.5	32.6%	(40)%	$671.0	27.4%	$927.8	32.6%	(28)%
Motorcycles	21.2	11.6%	28.4	15.1%	(26)%	89.8	14.9%	73.2	13.7%	23%
Global Adjacent Markets	21.8	27.8%	21.2	28.7%	3%	66.2	27.2%	62.0	26.8%	7%
Corporate	(13.5)		(22.5)			(34.1)		(34.2)
Total gross profit dollars	$260.8		$415.6		-37%	$792.9		$1,028.8		-23%
Percentage of sales	22.0%		28.5%	-655 basis points		24.0%		28.5%	-444 basis points
Consolidated. Quarter gross profit, as a percentage of sales, decreased due to increased warranty and promotional costs and negative product mix, partially offset by lower commodity costs and product cost reduction efforts. During the quarter, we incurred additional warranty expense equating to approximately 490 basis points of negative impact to gross profit margins, related to increased warranty costs associated with vehicle recalls. Gross profit in absolute dollars decreased due to lower sales volume, unfavorable product mix, higher promotions and higher warranty costs, partially offset by lower commodity costs and cost savings from product cost reduction efforts.
ORV/Snowmobiles. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to decreased volumes, higher warranty costs, and higher promotions, partially offset by product cost reduction efforts. Included in warranty expense incurred during the quarter and year-to-date periods are costs related to recent recall activity, primarily for certain RZR vehicles.
Motorcycles. Gross profit, as a percentage of sales, decreased for the quarter, primarily due to higher warranty costs associated with recent safety and service bulletin activity for Slingshot. Year-to-date gross profit, as a percentage of sales, increased due to increased sales volumes of all motorcycle brands, and due to the absence of costs incurred in 2015 related to additional manufacturing costs and inefficiencies associated with our Spirit Lake, Iowa motorcycle facility paint system, offset by higher warranty costs.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to the acquisition of Taylor-Dunn and increased sales volumes of Aixam vehicles.

Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Selling and marketing	$89.8	$91.2	(2)%	$244.8	$240.5	2%
Research and development	47.6	44.4	7%	136.3	124.7	9%
General and administrative	85.2	56.4	51%	219.4	157.9	39%
Total operating expenses	$222.6	$192.0	16%	$600.5	$523.1	15%
Percentage of sales	18.8%	13.2%	+559 basis points	18.2%	14.5%	+372 basis points
Operating expenses, as a percentage of sales and in absolute dollars, for the quarter and year-to-date periods increased primarily due to increased general and administrative expenses due to increased legal expenses and other costs related to product recalls. These costs were partially offset by operating cost control measures.
Income from Financial Services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Income from financial services	$19.2	$19.1	1%	$59.2	$51.3	15%
Percentage of sales	1.6%	1.3%	+31 basis points	1.8%	1.4%	+37 basis points
The slight increase for the quarter in income from financial services is directly related to growth in certain retail financing programs, including extended service contracts, offset by lower retail sales and lower dealer inventory during the quarter. The year-to-date increase in income from financial services is due to higher penetration rates for retail financing programs. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except per share data)	2016	2015	Change 2016 vs. 2015	2016	2015	Change 2016 vs. 2015
Interest expense	$4.1	$3.0	37%	$10.7	$8.8	21%
Equity in loss of other affiliates	$1.8	$1.3	34%	$5.4	$4.7	15%
Other expense (income), net	$5.7	$(1.3)	NM	$7.6	$8.8	(14)%

Income before taxes	$45.8	$239.7	(81)%	$227.8	$534.6	(57)%
Provision for income taxes	$13.5	$84.5	(84)%	$77.4	$190.0	(59)%
Percentage of income before taxes	29.5%	35.3%	-576 basis	34.0%	35.5%	-154 basis
			points			points
Net income	$32.3	$155.2	(79)%	$150.4	$344.7	(56)%
Diluted net income per share:	$0.50	$2.30	(78)%	$2.30	$5.09	(55)%
Weighted average diluted shares outstanding	65.0	67.4	(4)%	65.4	67.8	(4)%
NM = not meaningful
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

Provision for income taxes: The quarter and year-to-date tax rate decrease is primarily due to the extension of the research and development credit by the U.S. Congress in the fourth quarter of 2015, in addition to certain favorable tax adjustments in the 2016 third quarter that had a more significant impact on the income tax rate due to the lower pretax income generated during the quarter.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding decreased approximately four percent due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.55 per share on September 15, 2016 to holders of record at the close of business on September 1, 2016. On October 27, 2016, the Polaris Board of Directors declared a regular cash dividend of $0.55 per share payable on December 15, 2016 to holders of record of such shares at the close of business on December 1, 2016.

Liquidity and Capital Resources
Our primary source of funds has been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.
We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases, the financing of the pending Transamerican Auto Parts acquisition and capital requirements for the foreseeable future. At this time, management is not aware of any factors that would have a material adverse impact on cash flow.
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2016	2015	Change
Total cash provided by (used for):
Operating activities	$426.2	$464.0	$(37.8)
Investing activities	(187.8)	(169.1)	(18.7)
Financing activities	(271.1)	(196.0)	(75.1)
Impact of currency exchange rates on cash balances	—	(11.2)	11.2
Increase in cash and cash equivalents	$(32.7)	$87.7	$(120.4)
Operating activities: The $37.8 million decrease in net cash provided by operating activities in 2016 is primarily the result of decreased net income, partially offset by decreased working capital required. The decrease in working capital for the nine months ended September 30, 2016 is $121.2 million. Changes in working capital (as reflected in our statements of cash flows) was a decrease of $130.7 million, compared to an decrease of $9.5 million for the same period in 2015. This was primarily due to a decrease in net cash used of $79.0 million related to inventory purchases, and a decrease in net cash used of $131.6 million related to payments made for accrued expenses due to our focused efforts on working capital required, partially offset by an increase in net cash used of $29.3 million related to payments made for accounts payable, and an increase in net cash used of $54.7 million for timing of payments made for income taxes payable/receivable.
Investing activities: The primary use of cash was for the purchase of property and equipment, and acquisitions including Taylor-Dunn. We made large capital expenditures related to continued capacity and capability expansion at our manufacturing facilities, including the construction of our Huntsville, Alabama facility which was completed during the second quarter. We expect that capital expenditures for the full year 2016 will be slightly higher than 2015.
Financing activities: Cash used for financing activities changed primarily due to net repayments under debt arrangements, capital lease obligations and notes payable of $28.0 million compared to net borrowings of $95.6 million in the 2015 comparable period, and common stock repurchases of $154.4 million compared to $247.8 million in the 2015 comparable period. Additionally, we paid cash dividends of $105.7 million and $104.8 million for the nine months ended September 30, 2016 and 2015, respectively. Proceeds from the issuance of stock under employee plans were $15.7 million and $26.7 million for the nine months ended September 30, 2016 and 2015, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.

Debt and Capital
We are party to a $600 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $500 million 12-month delayed draw term loan facility, of which $100 million is outstanding as of September 30, 2016.
We enter into leasing arrangements to finance the use of certain property and equipment.
In January 2015, we announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. The 725,000 square-foot facility focuses on ORV and Slingshot production. We broke ground on the facility in the first quarter of 2015, and completed construction during the second quarter of 2016, with start-of-production also occurring during the second quarter. A mortgage note payable agreement of $14.5 million for land, on which we are building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note. We expect to comply with the commitments.
Debt, capital lease obligations, notes payable, and the average related interest rates at September 30, 2016 were as follows:

($ in millions)	Average interest rate at September 30, 2016	Maturity	September 30, 2016
Revolving loan facility	1.43%	May 2021	$104.3
Term loan facility	1.64%	May 2021	100.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.03%	Various through 2029	21.1
Notes payable and other	3.50%	June 2027	14.3
Debt issuance costs			(2.9)
Total debt, capital lease obligations, and notes payable			$436.8
Less: current maturities			4.7
Long-term debt, capital lease obligations, and notes payable			$432.1
Our debt to total capital ratio was 32 percent and 25 percent at September 30, 2016 and 2015, respectively.
Additionally, at September 30, 2016, we had letters of credit outstanding of $24.6 million primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 77.9 million shares have been repurchased cumulatively from 1996 through September 30, 2016. We repurchased approximately 1.8 million shares of our common stock for $154.4 million during the first nine months of 2016, which had a favorable impact on earnings per share of $0.04. We have authorization from our Board of Directors to repurchase up to an additional 8.6 million shares of our common stock as of September 30, 2016. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Other Financial Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ U.S. sales, whereby Polaris receives payment within a few days of shipment of the product. On March 1, 2016 Wells Fargo announced that it completed the purchase of the North American portion of GE Capital’s Commercial Distribution Finance (“GECDF”) business, including GECDF’s ownership interests in Polaris Acceptance. The partnership agreement is effective through February 2022. Effective March 1, 2016, GECDF adopted the tradename Wells Fargo Commercial Distribution Finance.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At September 30, 2016, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,246.3 million, a six percent decrease from $1,321.1 million at September 30, 2015.

We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at September 30, 2016, was $92.2 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 6 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. In September 2016, our new agreement with Performance Finance became effective, which replaces our previous agreement with Freedom Road. In September 2016, we also terminated our agreement with Chrome Capital. At September 30, 2016, the agreements in place were as follows:

Financial institution	Agreement expiration date
Performance Finance	December 2021
Sheffield Financial	December 2020
Synchrony Bank	December 2020

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

At September 30, 2016, we had the following open foreign currency hedging contracts for the remainder of 2016 and through December 31, 2017, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Third quarter 2016	Estimated remainder of 2016
Australian Dollar (AUD)	Long	$23,326	$0.73 to 1 AUD	Negative	Negative
Canadian Dollar (CAD)	Long	79,041	$0.72 to 1 CAD	Negative	Negative
Euro	Long	—	—	Slightly positive	Slightly negative
Japanese Yen	Short	251	117 Yen to $1	Negative	Negative
Mexican Peso	Short	23,155	18 Peso to $1	Positive	Positive
Norwegian Krone	Long	—	—	Slightly negative	Slightly positive
Swedish Krona	Long	—	—	Slightly negative	Neutral
Swiss Franc	Short	—	—	Slightly positive	Slightly negative
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. While we occasionally enter into these derivative contracts, at September 30, 2016, we do not have any open derivative contracts in place to hedge our diesel fuel exposure. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a positive impact on our gross margins for the remainder of 2016 when compared to the same period in the prior year.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $500 million 12-month delayed draw term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At September 30, 2016, we had an outstanding balance of $104.3 million on the revolving loan, and an outstanding balance of $100.0 million on the delayed draw term loan.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: product offerings, promotional activities and pricing strategies by competitors; acquisition integration costs; future conduct of litigation processes; product recalls and warranty expenses; foreign currency exchange rate fluctuations; commodity and transportation costs; environmental and product safety regulatory activity; effects of weather; uninsured product liability claims; uncertainty in the retail and wholesale credit markets and relationships with Performance Finance, Sheffield Financial and Synchrony Bank; changes in tax policy; and overall economic conditions, including inflation and consumer confidence and spending. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

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
Class action lawsuit. Since September 16, 2016, three investors have filed two purported class action complaints in the United States District Court for the District of Minnesota naming the Company and two of its executive officers as defendants. The plaintiff-investors seek to represent classes of persons who purchased or acquired Polaris securities during the time period from February 20, 2015 through September 11, 2016 (“class period”). The complaint alleges that, during the class period, defendants made materially false or misleading public statements about the Company’s business, operations, and compliance policies relating to RZR products and product-recalls. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks damages in an unspecified amount, pre-judgment and post-judgment interest, and an award of attorneys’ fees and expenses. Defendants have not yet responded to the complaint. The Company intends to vigorously defend the action.

Item 1A – RISK FACTORS
Except as provided below, there have been no material changes or additions to our risk factors discussed in our fiscal 2015 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.
Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles, for a period of one or two years for our motorcycles depending on brand and model year, for a period of one year for its Taylor-Dunn vehicles, and for a two year period for GEM, Goupil and Aixam vehicles. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer.
Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. For example, in April 2016, we issued a voluntary recall for certain RZR 900 and 1000 off-road vehicles manufactured since model year 2013 due to reports of thermal-related incidents, including fire, and in September 2016, we issued a voluntary recall for certain RZR XP Turbo off-road vehicles due to similar thermal-related incidents. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 30, 2016	61,000	$95.57	61,000	8,618,000
August 1 — 31, 2016	49,000	$94.06	49,000	8,569,000
September 1 — 30, 2016	1,000	$83.63	1,000	8,568,000
Total	111,000	$94.80	111,000	8,568,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 77.9 million shares have been repurchased cumulatively from 1996 through September 30, 2016. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on October 27, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	October 27, 2016	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2016	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)