Form 10-K
period 2016-12-31
POLARIS INDUSTRIES INC/MN
filed 2017-02-16
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,240,113,000 as of June 30, 2016, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
As of February 10, 2017, 62,936,403 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2016 (the “2016 Annual Report” furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 27, 2017 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2017 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include, Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles and Global Adjacent Markets vehicles, including Work & Transportation and military vehicles. Polaris products, together with related Parts, Garments and Accessories (PG&A), as well as aftermarket accessories and apparel are sold through dealers and distributors principally located in the United States, Canada, Western Europe, Australia and Mexico. Sales of our ORV/Snowmobiles, Motorcycles and Global Adjacent Markets reporting segments accounted for the following approximate percentages of our sales for the years ended December 31:

	ORV / Snowmobiles	Motorcycles	Global Adjacent Markets	Other
2016	74%	16%	8%	2%
2015	78%	15%	7%	—
2014	84%	9%	7%	—
Industry
Off-Road Vehicles. ORVs are four-wheel vehicles designed for off-road use and traversing rough terrain, swamps and marshland. The vehicles can be multi-passenger or single passenger, are used for recreation, in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The off-road vehicle industry is comprised of ATVs and side-by-side vehicles. The North American ATV industry decreased mid single-digits percent in 2016. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2016 world-wide industry sales decreased low single-digits percent from 2015 levels with approximately 400,000 ATVs sold worldwide. We estimate that worldwide side-by-side vehicle market sales increased high single-digits percent during 2016 over 2015 levels with an estimated 480,000 side-by-side vehicles sold. The side-by-side market has increased consistently over the past several years primarily due to continued innovation by manufacturers. We estimate that total worldwide off-road vehicle industry sales for 2016, which include core ATVs and side-by-side vehicles, increased low single-digits percent from 2015 levels with approximately 880,000 units sold.
Snowmobiles. Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that during the season ended March 31, 2016, world-wide industry sales of snowmobiles decreased low teens percent from the previous season levels with approximately 130,000 units sold worldwide.
Motorcycles. Motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the motorcycle market in 1998. We estimate that the combined 900cc and above cruiser and touring market segments (including the moto-roadster Slingshot®) decreased low-single digits percent in 2016 compared to 2015 levels with an estimated 233,000 heavyweight cruiser, touring, and mid-size motorcycles sold in the North American market. We estimate that during 2016, worldwide combined 900cc and above cruiser and touring market segments (including Slingshot) sales increased low single-digits percent from 2015 levels, with an estimated 350,000 units sold worldwide.
Global Adjacent Markets. These vehicles are designed to support people mobility as well as various commercial work applications, and include products in the light-duty hauling, people mover, industrial and urban/suburban commuting sub-sectors of the Work and Transportation industry, as well as tactical defense vehicles. We estimate the worldwide target market for Work and Transportation vehicles at approximately $4.0 billion in 2016, which includes master planned communities and golf courses, light duty hauling, people movers, industrial, urban/suburban commuting and related quadricycles.
Products
Off-Road Vehicles. Our Off-Road Vehicle lineup includes the RZR® sport side-by-side, the RANGER® utility side-by-side, the GENERAL™crossover side-by-side, the Sportsman® ATV and the Polaris ACE®. The full line (excluding military vehicles) spans 61 models, and includes two-, four- and six-wheel drive general purpose, commercial, recreational and side-by-side models. 2017 model year suggested retail prices range from approximately $2,100 to $27,500 in the United States.
Most of our ORVs feature the automatic Polaris variable transmission, which requires no manual shifting, and several have a MacPherson® strut front suspension, which enhances control and stability. Our “on demand” all-wheel drive provides industry leading traction performance and ride quality due to its patented on demand, easy shift-on-the-fly design. Our ORVs have four-cycle gas or diesel engines, with available shaft and concentric chain drive systems. Our lineup continues to expand through the introduction of electric ORVs and gas and diesel commercial focused ORVs. In many of our segments, we offer youth, value, mid-size, trail and high-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2016 ORV product introductions included the all-new RANGER XP® 1000, RZR XP® Turbo HO with 168 HP and the revolutionary RIDE COMMAND™, an integrated in-vehicle rider experience enhancement system, available on the limited edition Velocity Blue RZR XP® 1000 EPS, or as an accessory option.
We produce or supply a variety of replacement parts and Polaris Engineered Accessories® for our ORVs. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, pull-behinds, cab systems, lighting and audio systems, cargo box accessories, tracks and oil. We also market a full line of recreational apparel for our ORVs, including helmets, jackets, gloves, pants and hats. Aftermarket brands in our off-road category include Kolpin, a lifestyle brand specializing in purpose-built and universal-fit accessories for UTVs and outdoor enthusiasts, and Pro Armor®, a lineup that specializes in accessories for performance side-by-side vehicles and all-terrain vehicles.
Snowmobiles. We produce a full line of snowmobiles consisting of approximately 40 models, ranging from youth models to utility and economy models to performance and competition models. The 2017 model year suggested retail prices range from approximately $3,000 to $15,200 in the United States. Polaris snowmobiles are sold principally in the United States, Canada, Russia and western Europe. We believe our snowmobiles have a long-standing reputation for quality, dependability and performance. In 2014, we introduced the all-new AXYS™ chassis platform for the flatland rider, and in 2015, we introduced the AXYS chassis platform for the mountain rider. We also produce a snow bike conversion kit, under the Timbersled brand.
We produce or supply a variety of replacement parts and Polaris Engineered Accessories® for our snowmobiles and snow bike conversion kits. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. We also market a full line of recreational apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Aftermarket brands in our snowmobile category include Klim, which primarily specializes in premium technical riding gear for the snowmobile industry, and 509, which is an aftermarket leader in snowmobile helmets and goggles. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Motorcycles. In 1998, we began manufacturing V-twin cruiser motorcycles under the Victory® brand name. In 2011, we acquired Indian Motorcycle Company, America’s first motorcycle company, and in 2013 we re-launched the Indian Motorcycle® brand. The three-wheel motorcycle, Slingshot, was introduced in 2014. Our 2017 model year line of motorcycles for Victory, Indian and Slingshot consists of approximately 24 models with suggested retail prices ranging from approximately $9,000 to $30,000 in the United States. In January 2017, we announced the wind down of Victory Motorcycles.
We produce or supply a variety of replacement parts and accessories for our motorcycles. Motorcycle accessories include saddle bags, handlebars, backrests, exhaust, windshields, seats, oil and various chrome accessories. We also market a full line of recreational apparel for our motorcycles, including helmets, jackets, leathers and hats. We also market Klim as an aftermarket brand in our motorcycle category. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Global Adjacent Markets - Work and Transportation. Our Work and Transportation brands include GEM, Goupil, Aixam and Taylor-Dunn. Our Global Adjacent Markets vehicles include low emission vehicles, light duty hauling, passenger vehicles and industrial vehicles. Across these brands we offer approximately 60 models with suggested retail prices ranging from approximately $6,000 to $80,000. Work and Transportation also includes all commercial vehicles, BRUTUS® side-by-side vehicles, and all business-to-business (B2B) applications of ORV, Snowmobiles, and Motorcycles outside of our traditional dealer channels.
Global Adjacent Markets - Military/Government. We offer a military version ATV and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. These vehicles provide versatile mobility for up to nine passengers, and include DAGOR™, Sportsman MV and MRZR®. Our standard line of military and government vehicles consists of seven models at suggested United States retail prices ranging from approximately $11,000 to $163,000.
Significant Acquisition
On October 11, 2016, we entered into a definitive agreement with TAP Automotive Holdings, LLC
(“Transamerican Auto Parts” or “TAP”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories, for an aggregate consideration of $668.8 million, net of cash acquired. The transaction closed on November 10, 2016. We funded the purchase price with borrowings under our existing credit facilities.
TAP is a leading participant in aftermarket parts and accessories for light trucks, Jeeps, sport-utility vehicles and other four-wheel drive vehicles. TAP sells through its retail stores, call center and e-commerce sites, while also supporting numerous independent accessory retailers/installers through their wholesale distribution network.
TAP conducts business through a three-pronged sales, service, and manufacturing paradigm. TAP has 76 brick-and-mortar retail centers, staffed with experienced product and installation specialists. TAP’s omni-channel retail strategy includes a significant e-commerce business including 4WheelParts.com and 4WD.com. The TAP e-commerce network facilitates consumer sales, service and support, including “pick-up-in-store.” TAP’s manufacturing system features a research and production facility that incorporates an in-house conceptualization, design, and development process. Industry-leading brands owned by TAP include Pro Comp, Smittybilt, Rubicon Express, Poison Spyder, Trail Master, LRG and G2 Axle & Gear.
Manufacturing and Distribution Operations
Our products are primarily assembled at our 18 global manufacturing facilities. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us.
During 2016, approximately 80 percent of the total vehicles we produced were powered by engines designed and assembled by us, with the remainder purchased from other suppliers. We do not anticipate any significant difficulties in obtaining substitute supply arrangements for other raw materials or components that we generally obtain from limited sources.
Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final set-up and up-fitting is completed for certain models before shipment to customers.
Our corporate headquarters facilities are in Medina and Plymouth, Minnesota, and we maintain 25 other sales and administrative facilities across the world. Our products are distributed to our dealers, distributors and customers through a network of 30 distribution centers, including third-party providers.
Production Scheduling
We produce and deliver our products throughout the year based on dealer, distributor and customer orders. Side-by-side orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar process, but on a less frequent ordering cycle. Side-by-side retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring. Non-refundable deposits made by consumers to dealers in the spring for pre-ordered snowmobiles assist in production planning.
We utilize our Retail Flow Management (RFM) ordering system for motorcycle and ATV dealers. The RFM system allows dealers to order daily, create a segment stocking order, and eventually reduce order fulfillment times to what we expect will be less than 18 days. We are implementing the RFM system for our side-by-side vehicles in 2017.
For snowmobiles, we offer a pre-order SnowCheck program for our customers. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We manufacture ORVs, motorcycles and people mobility vehicles year round.
Sales and Marketing
Our powersports products are sold through a network of approximately 1,800 independent dealers in North America, and approximately 1,700 independent international dealers through 29 subsidiaries and approximately 80 distributors in over 100 countries outside of North America. With the exception of France, the United Kingdom, Sweden, Norway, Australia, New Zealand, Germany, Spain, China, India, Mexico and Brazil, sales of our non-Global Adjacent Markets vehicles in Europe and other offshore markets are handled through independent distributors. A majority of our dealers are multi-line dealers and also carry competitor products.
ORV/Snowmobiles. We sell our ORVs directly to a network of over 1,500 dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers, and are located in the snowbelt regions of the United States and Canada. We sell our snowmobiles to a network of over 700 dealers. Klim, Kolpin, Pro Armor, Timbersled and 509 each have their own dealer/distributor networks.
Motorcycles. Victory and Indian motorcycles and Slingshot are distributed directly through independently owned dealers and distributors, except in Australia where we have four Company-owned retail stores. Victory motorcycles are sold through a network of approximately 400 dealers, while Indian motorcycles are sold through a network of approximately 200 North American dealers. We expect the number of Indian retailing dealerships to continue to increase over the coming years. Slingshot currently has approximately 500 North American dealers retailing as of the end of 2016.
Global Adjacent Markets. Within Global Adjacent Markets, our Work and Transportation vehicles each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 200 dealers. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries. Taylor-Dunn has approximately 180 United States dealers and 50 international dealers.
In addition, we sell Polaris vehicles directly to military and government agencies and other national accounts and supply a highly differentiated side-by-side vehicle to Bobcat Company (“Bobcat”), to dealerships in North America. We have a partnership with Ariens Company (“Ariens”), a manufacturer of outdoor power equipment. Through the partnership, we leverage each other’s dealer networks, share certain technologies and research and development, and supply Ariens with a highly differentiated work vehicle to sell through its dealer network.
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
Polaris Acceptance. Polaris Acceptance provides floor plan financing to our dealers in the United States under our current partnership agreement with Wells Fargo. Wells Fargo acquired the business in the first quarter of 2016. We have a 50 percent equity interest in Polaris Acceptance, and do not guarantee the outstanding indebtedness of Polaris Acceptance. As part of the agreement, Polaris sells portions of its receivable portfolio to a securitization facility (“Securitization Facility”), from time to time on an ongoing basis. The partnership agreement is effective through February 2022. See Notes 5 and 9 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
We have arrangements with Polaris Acceptance (United States) and Wells Fargo affiliates (Australia, Canada, France, Germany, the United Kingdom, Ireland, China and New Zealand) to provide floor plan financing for our dealers. A majority of our North American sales of snowmobiles, ORVs, motorcycles, Global Adjacent Markets vehicles and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units; however, there can be no assurance that this will continue to be the case. See Note 9 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
Customer financing. We do not offer consumer financing directly to the end users of our products. Instead, we have agreements in place with various third party financing companies, to provide financing services to those end consumers.

A wholly-owned subsidiary of Polaris has a multi-year agreement with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which Sheffield provides installment credit lending for ORVs, snowmobiles and certain other Polaris products expires in February 2021.
A wholly-owned subsidiary of Polaris entered into a multi-year agreement with Evergreen Bank Group in September 2016. The agreement established Performance Finance as a division of Evergreen Bank Group, and is exclusively focused on the financing of Polaris motorcycles. The agreement replaced our previous arrangement with Freedom Road. The current installment credit agreement under which Performance Finance provides installment credit lending for motorcycles expires in December 2021.
A wholly-owned subsidiary of Polaris has a multi-year contract with Synchrony Bank, under which Synchrony Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. The current installment credit agreement under which Synchrony Bank provides installment credit lending for Polaris products expires in December 2020.
Marketing. Our marketing activities are designed primarily to promote and communicate directly with consumers to assist the selling and marketing efforts of our dealers and distributors. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive in order to accelerate retail sales to consumers. We advertise our products directly to consumers using print advertising in the industry press and in user group publications and on the internet, social media, billboards, television and radio. We also provide media advertising and partially underwrite dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. We produce promotional films for our products, which are available to dealers for use in the showroom or at special promotions. We also provide product brochures, posters, dealer signs and miscellaneous other promotional items for use by dealers.
We expended $342.2 million, $316.7 million and $314.5 million for sales and marketing activities in 2016, 2015 and 2014, respectively.
Engineering, Research and Development, and New Product Introduction
We have approximately 850 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland.
We utilize internal combustion engine testing facilities to design and optimize engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, motorcycles, and certain Global Adjacent Market vehicles, and our Roseau, Minnesota facility for our snowmobile and certain ATV research and development. We also own Swissauto Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles.
We expended $185.1 million, $166.4 million and $148.5 million for research and development activities in 2016, 2015 and 2014, respectively.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. We have filed and obtained numerous patents in the United States and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. Additionally, we have numerous registered trademarks, trade names and logos in the United States, Canada and other international countries.
Competition
The off-road vehicle, snowmobile, motorcycle, people mobility and work utility solutions, and aftermarket markets in the United States, Canada and other global markets are highly competitive. Our competition primarily comes from North American and Asian manufacturers. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Polaris.
 We believe that our products are competitively priced and our sales and marketing support programs for dealers are comparable to those provided by our competitors. Our products compete with many other recreational products for the discretionary spending of consumers, and to a lesser extent, with other vehicles designed for utility applications.
Product Safety and Regulation
Safety regulation. The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety. The Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to snowmobiles, snow-bikes and off-road vehicles. The National Highway Transportation Safety Administration (NHTSA) has federal oversight over product safety issues related to motorcycles (including Slingshot) and on-road people mobility vehicles.
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
We are a member of the Recreational Off-Highway Vehicle Association (ROHVA), which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (ROVs), a category that includes our RANGER, Polaris GENERAL, RZR, and Polaris ACE vehicles. Since early 2008, ROHVA has been engaged in a comprehensive process for developing and updating a voluntary standard for equipment, configuration and performance requirements of ROVs through ANSI. Comments on the draft standards have been actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention and other safety performance criteria, was approved and published by ANSI in March 2010, and then revised in 2011, 2014 and 2016.
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
Motorcycles and certain people mobility vehicles are subject to federal vehicle safety standards administered by the NHTSA and are also subject to various state vehicle equipment standards. Our Slingshot vehicle is classified as a motorcycle under U.S. federal law, but may be classified differently in other jurisdictions. We believe our motorcycles (including Slingshot) and people mobility vehicles comply with applicable federal and state safety standards.

Our products are also subject to international standards related to safety in places where we sell our products outside the United States. We believe that our motorcycles, ORVs, snowmobiles, snow-bikes and people mobility vehicles have complied with applicable safety standards in the United States and other international locations.
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
Our products are also subject to international emission laws and regulations in places where we sell our products outside the United States. Canada’s emission regulations for motorcycles, ORVs and snowmobiles are similar to those in the United States, and Polaris complies with the applicable Canada requirements. Europe currently regulates emissions from our motorcycles and certain of our ATV-based products for which we obtain whole vehicle type approvals, and these products meet the applicable requirements. In 2014, the European Parliament and Council finalized the details of new regulations that made these European emission requirements more stringent, beginning in 2016. The first motorcycle and ATV-based product certifications were successfully executed in 2016. Emissions from certain other Polaris ORV and snowmobile engines in the EU will be covered in the future by the non-road mobile machinery directive, which is currently being finalized. Polaris is developing compliance solutions for these future EU emissions regulations.
We believe that our products comply with applicable emission standards and related regulations in the United States and internationally. We are unable to predict the ultimate impact of the adopted or proposed new regulations on our business. We are currently developing and obtaining engine and emission technologies to meet the requirements of the future emission standards.
Employees
Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2016, on a worldwide basis, we employed an average of approximately 8,600 full-time persons, a six percent increase from 2015. Including our 2016 acquisitions, we employed approximately 10,000 full-time persons as of December 31, 2016. Approximately 3,800 of our employees are salaried. We consider our relations with our employees to be excellent.
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
Forward-Looking Statements
This 2016 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A

—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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
Executive Officers of the Registrant
Set forth below are the names of our executive officers as of February 16, 2017, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	49	Chairman of the Board of Directors and Chief Executive Officer
Kenneth J. Pucel	50	Executive Vice President—Global Operations, Engineering and Lean
Michael T. Speetzen	47	Executive Vice President—Finance and Chief Financial Officer
Robert P. Mack	47	Senior Vice President—Corporate Development and Strategy, and President—Adjacent Markets
Stacy L. Bogart	53	Senior Vice President—General Counsel, Compliance Officer and Secretary
Michael D. Dougherty	49	President—International
Stephen L. Eastman	52	President—Parts, Garments and Accessories
Matthew J. Homan	45	President—Off-Road Vehicles
James P. Williams	54	Senior Vice President—Chief Human Resources Officer
 Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.
Mr. Wine joined Polaris Industries Inc. as Chief Executive Officer on September 1, 2008, and was named Chairman of the Board of Directors in January 2013.
Mr. Pucel joined Polaris in December 2014 as Executive Vice President—Global Operations, Engineering and Lean. Prior to joining Polaris, Mr. Pucel was with Boston Scientific Corporation (BSC), a global provider of medical solutions, where Mr. Pucel held the position of Executive Vice President of Global Operations, Quality and Technology and was a member of BSC’s Executive Committee from 2004 to 2014.
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
Mr. Mack joined Polaris in April 2016 as Senior Vice President—Corporate Development and Strategy, and President—Adjacent Markets. Prior to joining Polaris, Mr. Mack was Vice President, Corporate Development for Ingersoll Rand plc, a diversified industrial company. In that role since July 2010, he had global responsibility for the company’s acquisition and divestiture activities.
Ms. Bogart has been Senior Vice President—General Counsel, Compliance Officer and Secretary of Polaris since September 2015. Prior to her current role, she was Vice President—General Counsel and Compliance Officer since November 2009 and Corporate Secretary since January 2010.
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
Mr. Homan was promoted to President—Off-Road Vehicles in January 2016. Mr. Homan has held several key leadership positions at Polaris. Prior to his current role, most recently he was President—Global Adjacent Markets since September 2015, Vice President—Global Adjacent Markets since July 2014, Vice President—EMEA since August 2011.

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
The manufacture, sale and usage of our products expose us to significant risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results.
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
We had a product liability reserve accrued on our balance sheet of $45.1 million at December 31, 2016 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985, motorcycles and side-by-side vehicles prior to 1998, and Global Adjacent Markets vehicles prior to 2011, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.
Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We provide limited warranties for our vehicles. We may also provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer.
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
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters and acts of terrorism and other matters, including the availability of consumer credit, could reduce overall consumer spending or reduce consumer spending on powersports and aftermarket products. A general reduction in consumer spending or a reduction in consumer spending on powersports and aftermarket products could adversely affect our sales growth and profitability. Overall demand for products sold in the Jeep and truck aftermarket is dependent upon many factors including the total number of vehicle miles driven in the United States, the total number of registered vehicles in the United States, the age and quality of these registered vehicles and the level of unemployment in the United States. Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.
In addition, we have a financial services partnership arrangement with a subsidiary of Wells Fargo Bank, N.A. that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2016, our maximum aggregate repurchase obligation was approximately $182.8 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.
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
The changing relationships of the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Swiss franc, the Mexican peso, the Japanese yen and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions, and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.
The markets we operate in are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development and advertising. If we are not able to compete with new products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.
We manufacture our products at, and distribute our products from, several locations in North America and internationally. Any disruption at any of these facilities or manufacturing delays could adversely affect our business and operating results.

We manufacture most of our products at 18 locations, including North American and international facilities. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological and other resources. While we expended $185.1 million, $166.4 million and $148.5 million for research and development efforts in 2016, 2015 and 2014, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market and be more attractive with more features and/or less expensive than our products.
We depend on suppliers, financing sources and other strategic partners who may be sensitive to economic conditions that could affect their businesses in a manner that adversely affects their relationship with us.
We source component parts and raw materials through numerous suppliers and have relationships with a limited number of product financing sources for our dealers and consumers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our suppliers or financing sources, or if uncertainty about the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us.
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
There can be no assurance that acquisitions will be consummated or that, if consummated, they will be successful. Acquisitions pose risks with respect to our ability to project and evaluate market demand, potential synergies and cost savings, make correct accounting estimates and achieve anticipated business goals and objectives. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. If acquired businesses do not achieve forecasted results or otherwise fail to meet projections, it could affect our results of operations.
Acquisitions present a number of integration risks. For example, the acquisition may: disrupt operations in core, adjacent or acquired businesses; require more time than anticipated to be fully integrated into our operations and systems; create more costs than projected; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully integrate new businesses may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.
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
We have arrangements with each of Performance Finance, Sheffield Financial and Synchrony Bank to make retail financing available to consumers who purchase our products in the United States. During 2016, consumers financed approximately 33 percent of the vehicles we sold in the United States through these installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected. Our income from financial services is also affected by changes in interest rates.
( Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products and may lead to costly litigation.
We hold patents and trademarks relating to various aspects of our products, such as our patented “on demand” all-wheel drive, and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Others may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. Regardless of whether litigation relating to our intellectual property rights is successful, the litigation could significantly increase our costs and divert management’s attention from operation of our business, which could adversely affect our results of operations and financial condition. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty.
Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.
Approximately fourteen percent of our total sales are generated outside of North America, and we intend to continue to expand our international operations. Expanding international sales and operations is a part of our long-term strategic objectives. To support that strategy, we must increase our presence outside of North America, including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and United States laws and regulations that apply to international operations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our total sales, financial condition, profitability or cash flows. Violations of laws that apply to our foreign operations, such as the United States Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt our business and result in an adverse effect on our reputation, business and results of operations.
The results of the November 2016 United States elections have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries. We have sourcing and manufacturing operations in international locations. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business and results of operations.
Changing weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Lack of snowfall in any year in any particular geographic region may adversely affect snowmobile retail sales and related PG&A sales in that region. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or other factors, our sales may be affected to a greater degree than we have previously experienced. There is no assurance that weather conditions or natural disasters could not have a material effect on our sales, production capability or component supply continuity for any of our products.
An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations and net worth.
Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, unanticipated competition, and/or changes in technology or markets, could require a provision for impairment in a future period that could negatively impact our reported earnings and reduce our consolidated net worth and shareholders’ equity.
We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.
Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates.
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

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s principal and materially important facilities as of December 31, 2016:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Plymouth, Minnesota	Headquarters	Primarily owned	175,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	733,000
Huntsville, Alabama	Wholegoods manufacturing	Owned	725,000
Milford, Iowa	Wholegoods manufacturing	Primarily owned	460,000
Monterrey, Mexico	Wholegoods manufacturing	Owned	440,000
Opole, Poland	Wholegoods manufacturing	Leased	300,000
Osceola, Wisconsin	Component parts & engine manufacturing	Owned	286,000
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	273,000
Chanas, France	Wholegoods manufacturing	Owned	196,000
Shanghai, China	Wholegoods manufacturing	Leased	158,000
Anaheim, California	Wholegoods manufacturing	Leased	151,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	Owned	98,000
Spearfish, South Dakota	Component parts manufacturing	Owned	51,000
Wyoming, Minnesota	Research and development facility	Owned	272,000
Burgdorf, Switzerland	Research and development facility	Leased	17,000
Wilmington, Ohio	Distribution center	Leased	429,000
Vermillion, South Dakota	Distribution center	Primarily owned	643,000
Coppell, Texas	Distribution center	Leased	165,000
Jacksonville, Florida	Distribution center	Leased	144,000
Columbiana, Ohio	Distribution center	Owned	102,000
Compton, California	Distribution center and office facility	Leased	254,000
Rigby, Idaho	Distribution center and office facility	Owned	55,000
Shakopee, Minnesota	Wholegoods distribution	Leased	870,000
Altona, Australia	Wholegoods distribution	Leased	215,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Winnipeg, Canada	Office facility	Leased	15,000
Rolle, Switzerland	Office facility	Leased	8,000
Including the material properties listed above and those properties not listed, we have over 4.4 million square feet of global manufacturing and research and development space. Additionally, we have over 4.2 million square feet of global warehouse and distribution center space. In the United States and Canada, we lease 76 retail stores with approximately 900,000 square feet of space, and in Australia, we own four retail stores with approximately 30,000 square feet of space. We also have approximately 150,000 square feet of international office facility square footage in Western Europe, Australia, Brazil, India, China and Mexico.
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
Class action lawsuit. Since September 16, 2016, three investors have filed two purported class action complaints in the United States District Court for the District of Minnesota naming the Company and two of its executive officers as defendants. On December 12, 2016, the District Court consolidated the two actions and appointed a lead plaintiff and lead counsel.  In a later order, the court set a date of March 14, 2017, for plaintiff to file a consolidated amended complaint or to designate one of the filed complaints as the operative pleading. One of the complaints on file seeks to represent a class of persons who purchased or acquired Polaris securities during the time period from January 26 to September 11, 2016; the other seeks to represent a class of persons who purchased or acquired Polaris securities during the time period from February 20, 2015 through September 11, 2016. Both complaints allege that, during the respective time period, defendants made materially false or misleading public statements about the Company’s business, operations, and compliance policies relating to RZR products and product recalls. Each complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unspecified amount, pre-judgment and post-judgment interest, and an award of attorneys’ fees and expenses. The Company intends to vigorously defend the action.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information under the caption “Other Investor Information” appearing on the inside back cover of the Company’s 2016 Annual Report is incorporated herein by reference. On February 14, 2017, the last reported sale price for shares of our common stock on the New York Stock Exchange was $87.71 per share.
STOCK PERFORMANCE GRAPH
The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2011 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2011
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2016

	2011	2012	2013	2014	2015	2016
Polaris Industries Inc.	$100.00	$153.29	$269.62	$283.83	$163.91	$161.08
S&P Midcap 400 Index	100.00	117.88	157.37	172.74	168.98	204.03
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	137.54	213.25	210.28	153.46	213.95
Comparison of 5-Year Cumulative Total Return Among Polaris Industries Inc., S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Group Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2016	150,000	$75.51	150,000	8,418,000
November 1–30, 2016	950,000	83.80	950,000	7,468,000
December 1–31, 2016	5,000	90.72	5,000	7,463,000
Total	1,105,000	$82.71	1,105,000	7,463,000

(1)
The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 79.0 million shares have been repurchased cumulatively from 1996 through December 31, 2016. This Program does not have an expiration date.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The data presented for 2013 reflects the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations.
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2016	2015	2014	2013	2012
Statement of Operations Data
Sales Data:
Total sales	$4,516.6	$4,719.3	$4,479.6	$3,777.1	$3,209.8
Percent change from prior year	(4)%	5%	19%	18%	21%
Gross Profit Data:
Total gross profit	$1,105.6	$1,339.0	$1,319.2	$1,120.9	$925.3
Percent of sales	24.5%	28.4%	29.4%	29.7%	28.8%
Operating Expense Data:
Total operating expenses	$833.8	$692.2	$666.2	$588.9	$480.8
Percent of sales	18.5%	14.7%	14.9%	15.6%	15.0%
Operating Income Data:
Total operating income	$350.3	$716.1	$714.7	$577.9	$478.4
Percent of sales	7.8%	15.2%	16.0%	15.3%	14.9%
Net Income Data:
Net income from continuing operations	$212.9	$455.4	$454.0	$381.1	$312.3
Percent of sales	4.7%	9.6%	10.1%	10.1%	9.7%
Diluted net income per share from continuing operations	$3.27	$6.75	$6.65	$5.40	$4.40
Net income	$212.9	$455.4	$454.0	$377.3	$312.3
Diluted net income per share	$3.27	$6.75	$6.65	$5.35	$4.40
Cash Flow Data:
Cash flow provided by continuing operations	$571.8	$440.2	$529.3	$499.2	$416.1
Purchase of property and equipment	209.1	249.5	205.1	251.4	103.1
Repurchase and retirement of common stock	245.8	293.6	81.8	530.0	127.5
Cash dividends to shareholders	140.3	139.3	126.9	113.7	101.5
Cash dividends per share	$2.20	$2.12	$1.92	$1.68	$1.48
Balance Sheet Data (at end of year):
Cash and cash equivalents	$127.3	$155.3	$137.6	$92.2	$417.0
Current assets	1,191.0	1,152.9	1,096.6	865.7	1,017.8
Total assets	3,099.6	2,385.7	2,074.9	1,685.5	1,488.5
Current liabilities	959.8	826.8	850.8	748.1	631.0
Long-term debt and capital lease obligations	1,138.1	456.4	223.6	284.3	104.3
Shareholders’ equity	867.0	981.5	861.3	535.6	690.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2016, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.
 Overview
2016 was a difficult and challenging year, as sales decreased, and the overall North American powersports industry was down slightly. Our North America retail sales to consumers decreased five percent in 2016, which drove total full year Company sales down four percent to $4.52 billion. Our 2016 results included approximately two months of activity related to our acquisition of TAP. With the global economy remaining challenged, and the U.S. dollar strengthening, our international sales were flat compared to 2015.
Full year net income of $212.9 million was a 53 percent decrease from 2015, with diluted earnings per share decreasing 52 percent to $3.27 per share. 2016 results were below expectations, as we responded to a series of vehicle recalls, and took the necessary steps to ensure that Polaris vehicles deliver the quality, safety and performance that our customers expect. We worked hard to serve our Off-Road Vehicle customers and dealers in 2016, and are accelerating that work into 2017.
In 2016, significant progress was made across our businesses, including mid-twenty percent growth in Indian Motorcycle retail sales, an eight percent reduction in dealer inventories year-over-year and improving operating cash flow by 30 percent. Further, we completed the acquisition of Taylor-Dunn Manufacturing Company (“Taylor-Dunn”) in the work and transportation space and the acquisition of TAP in the aftermarket space. Operationally, we completed the construction and started production in our new facility in Huntsville, Alabama.
On January 26, 2017, we announced that our Board of Directors approved a five percent increase in the regular quarterly cash dividend to $0.58 per share for the first quarter of 2017, representing the 22nd consecutive year of increased dividends to shareholders effective with the 2017 first quarter dividend.

Results of Operations
Sales:
Sales were $4,516.6 million in 2016, a four percent decrease from $4,719.3 million in 2015. The following table is an analysis of the percentage change in total Company sales for 2016 compared to 2015 and 2015 compared to 2014:

	Percent change in total Company sales compared to the prior year
	2016	2015
Volume	(5)%	3%
Product mix and price	(1)	6
Acquisitions	3	—
Currency	(1)	(4)
	(4)%	5%
The volume decrease in 2016 is primarily the result of lower ORV and snowmobile shipments, primarily due to our decision to delay model year 2017 ORV shipments, as well as lower retail driven by a weak powersports market and a weak end to the 2016 snow season. The volume increase in 2015 was primarily the result of shipping more motorcycles and Global Adjacent Markets vehicles, given increased consumer retail demand for those products. Product mix and price contributed a one percent decrease for 2016, primarily due to negative impact of a lower number of higher priced ORVs sold to dealers relative to our other businesses. Product mix and price contributed to a six percent increase to the growth for 2015, primarily due to the positive benefit of a greater number of higher priced ORVs sold to dealers relative to our other businesses. Acquisitions contributed a three percent increase for 2016, primarily due to the TAP acquisition. The impact from currency rates on our Canadian and other foreign subsidiaries’ sales, when translated to U.S. dollars, decreased sales by one percent in 2016 and four percent in 2015 compared to the respective prior years. Specifically, the U.S. dollar to Canadian dollar exchange rate, and overall strength of the U.S. dollar compared to other international currencies negatively impacted our 2016 sales by approximately $27.0 million and our 2015 sales by approximately $160.0 million when compared to the prior year period exchange rates.

Our sales by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2016	Percent of Sales	2015	Percent of Sales	Percent Change 2016 vs. 2015	2014	Percent of Sales	Percent Change 2015 vs. 2014
ORV/Snowmobiles	$3,357.5	74%	$3,708.9	78%	(9)%	$3,741.2	84%	(1)%
Motorcycles	708.5	16%	698.3	15%	1%	418.5	9%	67%
Global Adjacent Markets	341.9	8%	312.1	7%	10%	319.9	7%	(2)%
Other	108.7	2%	—	—	—	—	—	—
Total Sales	$4,516.6	100%	$4,719.3	100%	(4)%	$4,479.6	100%	5%
ORV/Snowmobiles
Off-Road Vehicles
ORV sales, inclusive of PG&A sales, of $3,015.3 million in 2016, which include core ATV, RANGER and RZR side-by-side vehicles, decreased nine percent from 2015. This decrease reflects internal challenges such as delayed model year 2017 shipments, as well as external challenges such as currency pressures, heightened competitive product offerings, market share declines and slower retail sales, including in oil and gas producing regions of North America. Polaris’ North American ORV unit retail sales to consumers decreased mid-single digits percent for 2016 compared to 2015, with ATV unit retail sales decreasing high-single digits percent and side-by-side vehicles unit retail sales decreasing mid-single digits percent over the prior year. North American dealer inventories of ORVs decreased 11 percent from 2015. ORV sales outside of North America decreased approximately three percent in 2016 compared to 2015. For 2016, the average ORV per unit sales price decreased approximately four percent compared to 2015’s per unit sales price.
ORV sales, inclusive of PG&A sales, of $3,304.4 million in 2015, which include core ATV, RANGER and RZR side-by-side vehicles, decreased one percent from 2014. This decrease reflects external challenges such as currency pressures, heightened competitive product offerings and slower retail sales, particularly in oil and gas producing regions of North America. Despite the external challenges, we continued North American market share gains for both ATVs and side-by-side vehicles driven by strong consumer enthusiasm for our ORV offerings, including an expanded line-up of innovative new models. Polaris’ North American ORV unit retail sales to consumers increased low-single digits percent for 2015 compared to 2014, with both ATV and side-by-side vehicles unit retail sales growing low-single digits percent over the prior year. North American dealer inventories of ORVs decreased mid-single digits percent from 2014. ORV sales outside of North America decreased approximately 10 percent in 2015 compared to 2014, primarily due to decreased ATV sales and negative currencies. For 2015, the average ORV per unit sales price was approximately flat compared to 2014’s per unit sales price.
Snowmobiles
Snowmobiles sales, inclusive of PG&A sales, decreased 15 percent to $342.2 million for 2016 compared to 2015. This decrease is primarily due to lower wholegoods and PG&A sales, due to low snowfall levels in North America, currency pressures and market share declines. Retail sales to consumers for the 2016-2017 season-to-date period through December 31, 2016, decreased low double-digits percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased approximately 12 percent in 2016 as compared to 2015 due primarily to economic weakness in the region. The average unit sales price in 2016 increased three percent over 2015’s per unit sales price, primarily due to a favorable mix of premium snowmobiles.
Snowmobiles sales, inclusive of PG&A sales, decreased three percent to $404.5 million for 2015 compared to 2014. This decrease is primarily due to lower wholegoods and PG&A sales, partially offset by the acquisition of Timbersled in early 2015. Low snowfall levels in North America and currency pressures, were the primary drivers of the decreased sales for 2015. Retail sales to consumers for the 2015-2016 season-to-date period through December 31, 2015, decreased mid-teens percent; however, we realized North American market share gains for the same season-to-date period. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased over 20 percent in 2015 as compared to 2014 due primarily to economic weakness in the region. The average unit sales price in 2015 increased two percent over 2014’s per unit sales price, primarily due to a favorable mix of premium snowmobiles.

Motorcycles
Sales of Motorcycles, inclusive of PG&A sales, which is comprised of Indian and Victory motorcycles, and the moto-roadster Slingshot, increased one percent to $708.5 million for 2016 compared to 2015. The increase in 2016 sales is due to increased shipments for Indian and Victory motorcycles, partially offset by lower Slingshot shipments, which were negatively impacted by a recall during the fourth quarter. North American industry retail sales, 900cc and above (including Slingshot), decreased mid-single digits percent in 2016 compared to 2015. Over the same period, Polaris North American unit retail sales to consumers increased approximately ten percent, driven primarily by strong retail sales for Indian motorcycles. North American Polaris motorcycle dealer inventory increased approximately 30 percent in 2016 versus 2015 levels primarily due to stocking at appropriate RFM levels. Sales of motorcycles to customers outside of North America increased approximately eight percent in 2016 compared to 2015. The average per unit sales price for the Motorcycles segment in 2016 decreased four percent compared to 2015 due to the increased sales of our mid-sized motorcycles.
Sales of Motorcycles, inclusive of PG&A sales, which is comprised of Indian and Victory motorcycles, and the moto-roadster Slingshot, increased 67 percent to $698.3 million for 2015 compared to 2014. The increase in 2015 sales is due to the continued high demand for Indian motorcycles and Slingshot, but was negatively impacted by constrained product availability during the first three quarters of 2015 at our Spirit Lake, Iowa production facility. North American industry retail sales, 900cc and above (including Slingshot), increased low-single digits percent in 2015 compared to 2014. Over the same period, Polaris North American unit retail sales to consumers increased approximately 60 percent, driven primarily by continued strong retail sales for Indian motorcycles and Slingshot. North American Polaris motorcycle dealer inventory increased over 50 percent in 2015 versus 2014 levels primarily due to stocking of the Indian motorcycles and Slingshot. Sales of motorcycles to customers outside of North America increased approximately 40 percent in 2015 compared to 2014. The average per unit sales price for the Motorcycles segment in 2015 decreased two percent compared to 2014 due to the increased sales of our mid-sized motorcycles.
Global Adjacent Markets
Global Adjacent Markets sales, inclusive of PG&A sales, increased ten percent to $341.9 million for 2016 compared to 2015. The increase in sales is primarily due to the acquisition of Taylor-Dunn. Sales to customers outside of North America increased approximately three percent in 2016 compared to 2015. The average per unit sales price for the Global Adjacent Markets segment in 2016 was approximately flat compared to 2015.
Global Adjacent Markets sales, inclusive of PG&A sales, decreased two percent to $312.1 million for 2015 compared to 2014. The decrease in sales is primarily due to ongoing currency pressures, as the number of units sold in our Global Adjacent Markets segment increased compared to 2014. However, sales for our government/defense business decreased compared to 2014. The average per unit sales price for the Global Adjacent Markets segment in 2015 decreased eight percent compared to 2014 due primarily to currency pressures.
Other
In November 2016, we acquired Transamerican Auto Parts. TAP provided $108.7 million of sales for 2016.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2016	Percent of Total Sales	2015	Percent of Total Sales	Percent Change 2016 vs. 2015	2014	Percent of Total Sales	Percent Change 2015 vs. 2014
United States	$3,557.2	79%	$3,689.0	78%	(4)%	$3,339.9	75%	10%
Canada	307.1	7%	378.7	8%	(19)%	454.6	10%	(17)%
Other foreign countries	652.3	14%	651.6	14%	0%	685.1	15%	(5)%
Total sales	$4,516.6	100%	$4,719.3	100%	(4)%	$4,479.6	100%	5%
 Significant regional trends were as follows:
United States:
Sales in the United States for 2016 decreased four percent compared to 2015, primarily resulting from lower shipments of ORVs. The United States represented 79 percent, 78 percent and 75 percent of total company sales in 2016, 2015 and

2014, respectively. Sales in the United States for 2015 increased 10 percent compared to 2014, primarily resulting from higher shipments in motorcycles and related PG&A.
Canada:
Canadian sales decreased 19 percent in 2016 compared to 2015. A slower retail environment, driven by the oil and gas producing regions of Canada, contributed to the decrease in 2016, as well as negative currency rate movement, which had an unfavorable three percent impact on sales for 2016 compared to 2015. Sales in Canada represented seven percent, eight percent and ten percent of total company sales in 2016, 2015 and 2014, respectively. Canadian sales decreased seventeen percent in 2015 compared to 2014. Negative currency rate movement was the primary contributor for the decrease in 2015, which had an unfavorable 14 percent impact on sales for 2015 compared to 2014, along with a slower retail environment, particularly in the oil and gas producing regions.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, were approximately flat for 2016 compared to 2015. Sales of motorcycles and Global Adjacent Markets vehicles increased, but were offset by decreased sales of snowmobiles and ORVs, as well as negative currency rate movements, which had an unfavorable three percentage point impact on sales for 2016 compared to 2015. Sales in other foreign countries, primarily in Europe, decreased five percent for 2015 compared to 2014. The decrease was primarily driven by negative currency rate movements, which had an unfavorable 15 percentage point impact on sales for 2015 compared to 2014, as well as decreased sales of side-by-side vehicles, snowmobiles, and Global Adjacent Markets vehicles, partially offset by increased sales of motorcycles. The decrease in snowmobile sales was primarily due to poor economic conditions in Russia.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2016	Percent of Total Cost of Sales	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015	2014	Percent of Total Cost of Sales	Change 2015 vs. 2014
Purchased materials and services	$2,840.8	83%	$2,929.9	87%	(3)%	$2,757.6	87%	6%
Labor and benefits	250.7	7%	258.7	8%	(3)%	244.1	8%	6%
Depreciation and amortization	124.5	4%	117.9	3%	6%	96.9	3%	22%
Warranty costs	195.0	6%	73.7	2%	165%	61.9	2%	19%
Total cost of sales	$3,411.0	100%	$3,380.2	100%	1%	$3,160.5	100%	7%
Percentage of sales	75.5%		71.6%		+389 basis	70.6%		+108 basis
					points			points
For 2016, cost of sales increased one percent to $3,411.0 million compared to $3,380.2 million in 2015. The increase in cost of sales in 2016 is primarily attributed to higher warranty costs incurred related to product recalls, partially offset by decreased production. Additionally, depreciation and amortization increased due to higher capital expenditures to increase production capacity and capabilities.
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

 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2016	Percent of Sales	2015	Percent of Sales	Change 2016 vs. 2015	2014	Percent of Sales	Change 2015 vs. 2014
ORV/Snowmobiles	$930.2	27.7%	$1,190.6	32.1%	(22)%	$1,206.6	32.3%	(1)%
Motorcycles	91.4	12.9%	97.3	13.9%	(6)%	54.4	13.0%	79%
Global Adjacent Markets	95.1	27.8%	84.2	27.0%	13%	88.8	27.8%	(5)%
Other	19.8	18.3%	—	—	—	—	—	—
Corporate	(30.9)		(33.1)		(7)%	(30.6)		8%
Total gross profit dollars	$1,105.6		$1,339.0		(17)%	$1,319.2		2%
Percentage of sales	24.5%		28.4%		-389 basis points	29.4%		-108 basis points
Consolidated. Consolidated gross profit, as a percentage of sales, decreased in 2016 due to increased warranty and promotional costs and negative currency impacts, partially offset by lower commodity costs and product cost reduction efforts. During 2016, we incurred additional warranty expense equating to approximately 250 basis points of negative impact to gross profit margins, related primarily to increased warranty costs associated with vehicle recalls, of which approximately 200 basis points is considered to be one-time in nature. Gross profit in absolute dollars decreased due to lower sales volume, unfavorable product mix, higher promotions and higher warranty costs, partially offset by lower commodity costs and cost savings from product cost reduction efforts. Foreign currencies had a negative impact to gross profit of approximately $43.0 million for 2016, when compared to the prior year period.
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
ORV/Snowmobiles. Gross profit, as a percentage of sales, decreased from 2015 to 2016, primarily due to decreased volumes, higher warranty costs and higher promotions, partially offset by product cost reduction efforts. Included in warranty expense are costs related to recall activity, primarily for certain RZR vehicles. Gross profit, as a percentage of sales, was approximately flat from 2014 to 2015, primarily due to the negative impact of currency movements, decreased volumes and higher promotions, offset by product cost reduction efforts.
Motorcycles. Gross profit, as a percentage of sales, decreased from 2015 to 2016, primarily due to higher warranty costs associated with Slingshot, partially offset by increased sales volumes of Indian and Victory motorcycles, and the absence of costs incurred in 2015 related to additional manufacturing costs and inefficiencies associated with our Spirit Lake, Iowa motorcycle facility paint system. Gross profit, as a percentage of sales, increased from 2014 to 2015, primarily due to increased sales volumes of Indian and Slingshot, partially offset by additional manufacturing costs and inefficiencies associated with our efforts to scale-up production and add capacity to the paint system at our Spirit Lake, Iowa motorcycle facility.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased from 2015 to 2016, primarily due to the acquisition of Taylor-Dunn and increased sales volumes of Aixam vehicles. Gross profit, as a percentage of sales, decreased from 2014 to 2015, primarily due to the negative impact of currency movements.
Other. Gross profit was $19.8 million for 2016 due to the acquisition of TAP in November 2016, which includes approximately $9.0 million related to a purchase accounting inventory step-up adjustment.

Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Selling and marketing	$342.2	$316.7	8%	$314.5	1%
Research and development	185.1	166.4	11%	148.5	12%
General and administrative	306.5	209.1	47%	203.2	3%
Total operating expenses	$833.8	$692.2	20%	$666.2	4%
Percentage of sales	18.5%	14.7%	+379 basis points	14.9%	-20 basis points
Operating expenses for 2016, as a percentage of sales and in absolute dollars, increased primarily due to higher general and administrative expenses due to increased legal expenses and other costs related to product recalls. Operating expenses also increased due to acquisitions and acquisition-related expenses, including approximately $13.0 million of acquisition-related expenses for the TAP acquisition, as well as increased research and development expenses for ongoing product refinement and innovation.
Operating expenses for 2015, as a percentage of sales decreased 20 basis points compared to 2014. Operating expenses in absolute dollars increased in 2015 primarily due to higher research and development expenses, as well as increased general and administrative expenses, which includes infrastructure investments being made to support global growth initiatives. Operating expenses as a percent of sales declined primarily due to operating cost control measures and a reduction in incentive compensation plan expenses. Foreign currencies had a favorable impact to operating expenses of approximately $15.0 million for 2015, when compared to the prior year period.
Income from Financial Services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Income from Polaris Acceptance joint venture	$31.1	$30.7	1%	$30.5	1%
Income from retail credit agreements	41.8	33.9	23%	27.6	23%
Income from other financial services activities	5.6	4.7	19%	3.6	31%
Total income from financial services	$78.5	$69.3	13%	$61.7	12%
Percentage of sales	1.7%	1.5%	+27 basis points	1.4%	+9 basis points
Income from financial services increased 13 percent to $78.5 million in 2016 compared to $69.3 million in 2015. The increase in 2016 is primarily due to a 10 percent increase in retail credit contract volume and increased profitability generated from the retail credit portfolios with Performance Finance, Sheffield Financial and Synchrony Bank and higher income from the sale of extended service contracts.
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

Remainder of the Income Statement:

	For the Years Ended December 31,
($ in millions except per share data)	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Interest expense	$16.3	$11.5	42%	$11.2	2%
Equity in loss of other affiliates	$6.9	$6.8	1%	$4.1	65%
Other expense, net	$13.8	$12.1	14%	$0.0	NM

Income before income taxes	$313.3	$685.7	(54)%	$699.3	(2)%
Provision for income taxes	$100.3	$230.4	(56)%	$245.3	(6)%
Percentage of income before income taxes	32.0%	33.6%	-158 basis points	35.1%	-148 basis points

Net income	$212.9	$455.4	(53)%	$454.0	0%
Diluted net income per share	$3.27	$6.75	(52)%	$6.65	2%
Weighted average diluted shares outstanding	65.2	67.5	(3)%	68.2	(1)%
NM = not meaningful
Interest Expense. The increase in 2016 compared to 2015 is primarily due to increased debt levels through borrowings on our term loan facility and revolving credit facility, primarily to finance acquisitions. The increase in 2015 compared to 2014 is primarily due to increased debt levels through borrowings on our existing revolving credit facility.
Equity in loss of other affiliates. Increased losses at Eicher-Polaris Private Limited (EPPL) related to continued operating activities related to the production of the jointly-developed Multix™ personal vehicle, which is specifically designed to satisfy the varied transportation needs of consumers in India. During 2015, EPPL began production of the Multix vehicle. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense,net. The change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions, currency hedging positions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes. The income tax rate for 2016 was 32.0% as compared with 33.6% and 35.1% in 2015 and 2014, respectively.  The lower income tax rate for 2016, compared with 2015 was primarily due to the decrease in 2016 pretax income, as the beneficial impact of discrete items increases with lower pretax earnings. The lower income tax rate for 2015 as compared to 2014 was primarily due to tax benefits recorded related to research and development credits from the filing of our 2014 federal income tax return and other amended returns. The favorable impact, net of related tax reserves in 2015, totaled approximately $10.0 million. For 2016, 2015 and 2014, the income tax provision was positively impacted by the United States Congress extending and permanently enacting the research and development income tax credit.
Weighted average shares outstanding. The change in the weighted average diluted shares outstanding from 2015 to 2016 and from 2014 to 2015 is primarily due to share repurchases under our stock repurchase program.

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
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2016 and 2015, accrued sales promotions and incentives were $158.6 million and $141.1 million, respectively, resulting primarily from an increased competitive environment in 2016. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.
 Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $117.6 million and $123.3 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2016 and 2015, respectively.
Share-based employee compensation. We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We utilize historical volatility as we believe this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses. At the end of 2016, if all long-term incentive program performance based awards were expected to achieve the maximum payout, we would have recorded an additional $46.9 million of expense in 2016. Fluctuations in our stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in our stock price is recognized in the period of the change, and is reflected in our gross margin and operating expenses. At December 31, 2016, the accrual for liability-based awards outstanding was $6.1 million, and is included in accrued compensation in the consolidated balance sheets.
Product warranties. We provide a limited warranty for ORVs for a period of six months, for a period of one year for our snowmobiles, for a period of one or two years for our motorcycles depending on brand and model year, for a period of one year for our Taylor-Dunn vehicles, and for a two year period for GEM, Goupil and Aixam vehicles. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2016 and 2015, the accrued warranty liability was $119.3 million and $56.5 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future.
Product liability. We are subject to product liability claims in the normal course of business. In late 2012, we purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. We self-insure product liability claims up to the purchased catastrophic insurance coverage. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2016 and 2015, we had accruals of $45.1 million and $19.7 million, respectively, for the probable payment of pending claims related to continuing operations product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

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
The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2016 and 2015:

($ in millions)	For the Years Ended December 31,
	2016	2015	Change
Total cash provided by (used for):
Operating activities	$571.8	$440.2	$131.6
Investing activities	(909.3)	(289.1)	(620.2)
Financing activities	314.5	(120.1)	434.6
Impact of currency exchange rates on cash balances	(5.0)	(13.3)	8.3
Increase (decrease) in cash and cash equivalents	$(28.0)	$17.7	$(45.7)
Operating Activities:
Net cash provided by operating activities totaled $571.8 million and $440.2 million in 2016 and 2015, respectively. The $131.6 million increase in net cash provided by operating activities in 2016 is primarily the result of a $335.3 million decrease in net working capital, partially offset by decreased net income. Changes in working capital (as reflected in our statements of cash flows) for the year ended 2016 was a decrease of $179.7 million, compared to an increase of $155.6 million in 2015. This was primarily due to a decrease in net cash used of $260.7 million related to inventory purchases, and a decrease in net cash used of $136.1 million related to payments made for accrued expenses due to our focused efforts on working capital required, partially offset by the timing of collections of trade receivables of $46.8 million.

Investing Activities:
Net cash used for investing activities was $909.3 million in 2016 compared to $289.1 million in 2015. The primary uses of cash in 2016 were the acquisitions of TAP and Taylor-Dunn. In 2016, we made large capital expenditures related to continued capacity and capability expansion at many of our North America facilities, including the completion of our our manufacturing facility in Huntsville, Alabama.
Financing Activities:
Net cash provided by financing activities was $314.5 million in 2016 compared to cash used of $120.1 million in 2015. We paid cash dividends of $140.3 million and $139.3 million in 2016 and 2015, respectively. Total common stock repurchased in 2016 and 2015 totaled $245.8 million and $293.6 million, respectively. In 2016, we had net borrowings under our capital lease arrangements and debt arrangements of $679.4 million, compared to net borrowings of $245.6 million in 2015. Proceeds from the issuance of stock under employee plans were $17.7 million and $32.5 million in 2016 and 2015, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $600 million variable interest rate bank lending agreement that expires in May 2021. At December 31, 2016, there were borrowings of $172.1 million outstanding under this arrangement. We are also party to a $750 million term loan facility, of which $740 million is outstanding as of December 31, 2016. Interest is charged at rates based on LIBOR or “prime.”
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, we entered into a First Supplement to Master Note Purchase Agreement, under which we issued $100.0 million of 3.13 percent unsecured senior notes due December 2020. At December 31, 2016 and 2015, outstanding borrowings under the amended Master Note Purchase Agreement totaled $200.0 million for both periods.
At December 31, 2016 and 2015, we were in compliance with all debt covenants. Our debt to total capital ratio was 57 percent and 32 percent at December 31, 2016 and 2015, respectively.
The following table summarizes our significant future contractual obligations at December 31, 2016:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Senior notes	$200.0	—	$25.0	$175.0	—
Borrowings under our credit facility	172.1	—	—	172.1	—
Term loan facility	740.0	—	—	740.0	—
Notes Payable	13.6	$1.2	2.7	2.4	$7.3
Interest expense	102.9	25.0	48.6	29.3	—
Capital leases	26.0	2.9	4.3	3.9	14.9
Operating leases	112.6	30.9	43.6	25.0	13.1
Total	$1,367.2	$60.0	$124.2	$1,147.7	$35.3
In the table above, we assumed our December 31, 2016, outstanding borrowings under the Senior Notes will be paid at their respective due dates. Additionally, at December 31, 2016, we had letters of credit outstanding of $13.4 million related to purchase obligations for raw materials. Not included in the above table are unrecognized tax benefits of $26.4 million.
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 79.0 million shares have been repurchased cumulatively from 1996 through December 31, 2016. We repurchased a total of 2.9 million shares of our common stock for $245.8 million during 2016, which increased earnings per share by seven cents. We have authorization from our Board of Directors to repurchase up to an additional 7.5 million shares of our common stock as of December 31, 2016. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2016 and 2015, was approximately $1,438.8 million and $1,562.0 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
On March 1, 2016, Wells Fargo announced that it completed the purchase of the North American portion of GE Capital’s Commercial Distribution Finance (GECDF) business, including GECDF’s ownership interests in Polaris Acceptance, and adopted the tradename Wells Fargo Commercial Distribution Finance (WFCDF).
Polaris Acceptance, a joint venture with Wells Fargo, provides floor plan financing to our dealers in the United States. Our subsidiary has a 50 percent equity interest in Polaris Acceptance. As part of the agreement, Polaris sells portions of its receivable portfolio (“Securitized Receivables”) to a securitization facility (“Securitization Facility”) from time to time on an ongoing basis. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners.
We have not guaranteed the outstanding indebtedness of Polaris Acceptance. In addition, the two partners of Polaris Acceptance share equally a variable equity cash investment based on the sum of the portfolio balance in Polaris Acceptance. Our total investment in Polaris Acceptance at December 31, 2016 was $94.0 million. Substantially all of our U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by Wells Fargo’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance is limited to our equity in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2017, the potential 15 percent aggregate repurchase obligation is approximately $184.0 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2016, Wells Fargo & Company purchased the ownership interests in Polaris Accepttance from GE. The partnership agreement is effective through February 2022.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2016, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $1,206.6 million, an eight percent decrease from $1,305.1 million at December 31, 2015. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of our products. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. In September 2016, our Performance Finance agreement became effective, which replaced our previous agreement with Freedom Road. In September 2016, we also terminated our agreement with Chrome Capital. At December 31, 2016, the agreements in place were as follows:

Financial institution	Agreement expiration date
Performance Finance	December 2021
Sheffield Financial	February 2021
Synchrony Bank	December 2020
During 2016, consumers financed 33 percent of our vehicles sold in the United States through the Sheffield Financial, Synchrony Bank and Performance Finance installment retail credit arrangements. The volume of revolving and installment credit contracts written in calendar year 2016 was $1,145.0 million, a ten percent increase from 2015.
We administer and provide extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. We finance our self-insured risks related to extended service contracts, but do not retain any insurance or financial risk under any of the other arrangements. The service fee income generated from these arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income.
The balance of restricted cash and cash equivalents as of December 31, 2016 was $17.8 million. There was no restricted cash as of December 31, 2015. Restricted cash represents cash equivalents held in trust, as well as amounts held on deposit with regulatory agencies in the various jurisdictions in which our insurance entity does business.
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
Japanese Yen: During 2016, purchases totaling approximately two percent of our cost of sales were from yen-denominated suppliers. Fluctuations in the yen to U.S. dollar exchange rate primarily impacts cost of sales and net income.
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
At December 31, 2016, we had the following open foreign currency hedging contracts for 2016, and expect the following currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. dollars)	Average exchange rate of open contracts	2016	2017
Australian Dollar (AUD)	Long	$22,498	$0.74 to 1 AUD	Neutral	Neutral
Canadian Dollar (CAD)	Long	65,154	$0.76 to 1 CAD	Negative	Negative
Euro	Long	—	—	Slightly negative	Negative
Japanese Yen	Short	1,371	107.93 Yen to $1	Negative	Slightly positive
Mexican Peso	Short	17,942	19.18 Peso to $1	Positive	Positive
Norwegian Kroner	Long	—	—	Slightly negative	Slightly negative
Swedish Krona	Long	—	—	Slightly negative	Slightly negative
Swiss Franc	Short	—	—	Slightly positive	Slightly positive
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At December 31, 2016, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly negative impact on our gross margins for 2017 when compared to 2016.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2016, we had an outstanding balance of $172.1 million on the revolving loan, and an outstanding balance of $740.0 million on the term loan. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have an approximate $4.0 million impact to interest expense in 2016.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.
Management has excluded from its assessment the internal control over financial reporting at Transamerican Auto Parts, which was acquired on November 10, 2016, and the other 2016 acquisitions, whose collective financial statements constitute 26 percent of total assets, three percent of revenues and less than one percent of operating income on the consolidated financial statement amounts as of and for the year ended December 31, 2016.
Management’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ SCOTT W. WINE

Scott W. Wine
Chairman and Chief Executive Officer

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Executive Vice President—Finance and
Chief Financial Officer
February 16, 2017
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited Polaris Industries Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Polaris Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Transamerican Auto Parts, acquired by the Company on November 10, 2016, and the other 2016 acquisitions, the results of which are included in the 2016 consolidated financial statements of the Company. The collective financial statements constitute 26 percent of total assets as of December 31, 2016, and three percent and less than one percent of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Polaris Industries Inc. also did not include an evaluation of the internal control over financial reporting of Transamerican Auto Parts and the other acquisitions.
In our opinion, Polaris Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Polaris Industries Inc., and our report, dated February 16, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 16, 2017

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders of
Polaris Industries Inc.
We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polaris Industries Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 16, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 16, 2017

POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

Assets	December 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$127,325	$155,349
Trade receivables, net	174,832	150,778
Inventories, net	746,534	710,001
Prepaid expenses and other	91,636	90,619
Income taxes receivable	50,662	46,175
Total current assets	1,190,989	1,152,922
Property and equipment:
Land, buildings and improvements	386,366	301,874
Equipment and tooling	1,080,239	995,449
	1,466,605	1,297,323
Less: accumulated depreciation	(739,009)	(646,645)
Property and equipment, net	727,596	650,678
Investment in finance affiliate	94,009	99,073
Deferred tax assets	188,471	166,538
Goodwill and other intangible assets, net	792,979	236,117
Other long-term assets	105,553	80,331
Total assets	$3,099,597	$2,385,659
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations, and notes payable	$3,847	$5,059
Accounts payable	273,742	299,660
Accrued expenses:
Compensation	122,214	106,486
Warranties	119,274	56,474
Sales promotions and incentives	158,562	141,057
Dealer holdback	117,574	123,276
Other	162,432	88,030
Income taxes payable	2,106	6,741
Total current liabilities	959,751	826,783
Long-term income taxes payable	26,391	23,416
Capital lease obligations	17,538	19,660
Long-term debt	1,120,525	436,757
Deferred tax liabilities	9,127	13,733
Other long-term liabilities	90,497	74,188
Total liabilities	$2,223,829	$1,394,537
Deferred compensation	8,728	9,645
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 63,109 and 65,309 shares issued and outstanding, respectively	$631	$653
Additional paid-in capital	650,162	596,143
Retained earnings	300,084	447,173
Accumulated other comprehensive loss, net	(83,837)	(62,492)
Total shareholders’ equity	867,040	981,477
Total liabilities and shareholders’ equity	$3,099,597	$2,385,659

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Sales	$4,516,629	$4,719,290	$4,479,648
Cost of sales	3,411,006	3,380,248	3,160,470
Gross profit	1,105,623	1,339,042	1,319,178
Operating expenses:
Selling and marketing	342,235	316,669	314,449
Research and development	185,126	166,460	148,458
General and administrative	306,442	209,077	203,248
Total operating expenses	833,803	692,206	666,155
Income from financial services	78,458	69,303	61,667
Operating income	350,278	716,139	714,690
Non-operating expense:
Interest expense	16,319	11,456	11,239
Equity in loss of other affiliates	6,873	6,802	4,124
Other expense, net	13,835	12,144	10
Income before income taxes	313,251	685,737	699,317
Provision for income taxes	100,303	230,376	245,288
Net income	$212,948	$455,361	$454,029
Net income per share:
Basic	$3.31	$6.90	$6.86
Diluted	$3.27	$6.75	$6.65
Weighted average shares outstanding:
Basic	64,296	66,020	66,175
Diluted	65,158	67,484	68,229

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$212,948	$455,361	$454,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $195, $643 and $65	(19,773)	(38,571)	(44,371)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $936, ($1,975) and $970	(1,572)	3,320	(1,631)
Comprehensive income	$191,603	$420,110	$408,027
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2013	65,623	$656	$360,616	$155,572	$18,761	$535,605
Employee stock compensation	254	3	63,180	—	—	63,183
Deferred compensation	—	—	(3,020)	(2,087)	—	(5,107)
Proceeds from stock issuances under employee plans	984	10	31,303	—	—	31,313
Tax effect of exercise of stock options	—	—	36,966	—	—	36,966
Cash dividends declared ($1.92 per share)	—	—	—	(126,908)	—	(126,908)
Repurchase and retirement of common shares	(554)	(6)	(3,040)	(78,766)	—	(81,812)
Net income	—	—	—	454,029	—	454,029
Other comprehensive income	—	—	—	—	(46,002)	(46,002)
Balance, December 31, 2014	66,307	663	486,005	401,840	(27,241)	861,267
Employee stock compensation	144	2	61,927	—	—	61,929
Deferred compensation	—	—	(2,994)	6,877	—	3,883
Proceeds from stock issuances under employee plans	1,037	10	32,525	—	—	32,535
Tax effect of exercise of stock options	—	—	34,654	—	—	34,654
Cash dividends declared ($2.12 per share)	—	—	—	(139,285)	—	(139,285)
Repurchase and retirement of common shares	(2,179)	(22)	(15,974)	(277,620)	—	(293,616)
Net income	—	—	—	455,361	—	455,361
Other comprehensive loss	—	—	—	—	(35,251)	(35,251)
Balance, December 31, 2015	65,309	653	596,143	447,173	(62,492)	981,477
Employee stock compensation	303	3	57,924	—	—	57,927
Deferred compensation	—	—	1,379	(462)	—	917
Proceeds from stock issuances under employee plans	405	4	17,686	—	—	17,690
Tax effect of exercise of stock options	—	—	3,578	—	—	3,578
Cash dividends declared ($2.20 per share)	—	—	—	(140,336)	—	(140,336)
Repurchase and retirement of common shares	(2,908)	(29)	(26,548)	(219,239)	—	(245,816)
Net income	—	—	—	212,948	—	212,948
Other comprehensive loss	—	—	—	—	(21,345)	(21,345)
Balance, December 31, 2016	63,109	$631	$650,162	$300,084	$(83,837)	$867,040

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$212,948	$455,361	$454,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,512	152,138	127,507
Noncash compensation	57,927	61,929	63,183
Noncash income from financial services	(30,116)	(29,405)	(18,645)
Deferred income taxes	(26,056)	(16,343)	(50,388)
Excess tax benefits from share-based compensation	(3,578)	(34,654)	(36,966)
Other, net	13,462	6,802	6,124
Changes in operating assets and liabilities:
Trade receivables	2,030	48,798	(24,174)
Inventories	111,999	(148,725)	(158,476)
Accounts payable	(62,693)	(46,095)	105,783
Accrued expenses	145,261	9,182	30,664
Income taxes payable/receivable	(1,997)	(247)	45,324
Prepaid expenses and others, net	(14,916)	(18,510)	(14,695)
Net cash provided by operating activities	571,783	440,231	529,270
Investing Activities:
Purchase of property and equipment	(209,137)	(249,485)	(205,079)
Investment in finance affiliate	(8,641)	(23,087)	(32,582)
Distributions from finance affiliate	43,820	42,527	31,337
Investment in other affiliates	(11,595)	(17,848)	(12,445)
Acquisition of businesses, net of cash acquired	(723,705)	(41,195)	(28,013)
Net cash used for investing activities	(909,258)	(289,088)	(246,782)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	3,232,137	2,631,067	2,146,457
Repayments under debt arrangements / capital lease obligations	(2,552,760)	(2,385,480)	(2,228,587)
Repurchase and retirement of common shares	(245,816)	(293,616)	(81,812)
Cash dividends to shareholders	(140,336)	(139,285)	(126,908)
Proceeds from stock issuances under employee plans	17,690	32,535	31,313
Excess tax benefits from share-based compensation	3,578	34,654	36,966
Net cash provided by (used for) financing activities	314,493	(120,125)	(222,571)
Impact of currency exchange rates on cash balances	(5,042)	(13,269)	(14,565)
Net increase (decrease) in cash and cash equivalents	(28,024)	17,749	45,352
Cash and cash equivalents at beginning of period	155,349	137,600	92,248
Cash and cash equivalents at end of period	$127,325	$155,349	$137,600

Noncash Activity:
Property and equipment obtained through capital leases and notes payable	—	$14,500	$24,908
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$15,833	$11,451	$11,259
Income taxes paid	$126,799	$244,328	$261,550
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Industries Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles and Global Adjacent Markets vehicles. Polaris products, together with related parts, garments and accessories, as well as aftermarket accessories and apparel, are sold worldwide through a network of independent dealers and distributors and its subsidiaries. The primary markets for our products are the United States, Canada, Western Europe, Australia and Mexico.
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
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including its relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2016, 2015 and 2014.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,330	$49,330	—	—
Foreign exchange contracts, net	298	—	$298	—
Total assets at fair value	$49,628	$49,330	$298	—
Non-qualified deferred compensation liabilities	$(49,330)	$(49,330)	—	—
Total liabilities at fair value	$(49,330)	$(49,330)	$—	—
	Fair Value Measurements as of December 31, 2015
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,238	$48,238	—	—
Foreign exchange contracts, net	2,767	—	$2,767	—
Interest rate swap contracts	186	—	186	—
Total assets at fair value	$51,191	$48,238	$2,953	—
Commodity contracts, net	$(354)	—	$(354)	—
Non-qualified deferred compensation liabilities	(48,238)	$(48,238)	—	—
Total liabilities at fair value	$(48,592)	$(48,238)	$(354)	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At December 31, 2016 and December 31, 2015, the fair value of the Company’s long-term debt was approximately $1,156,181,000 and $477,936,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $1,141,910,000 and $461,476,000 as of December 31, 2016 and December 31, 2015, respectively.
Polaris measures certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Notes 2 and 6 for additional information. Polaris will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. The amount of loss is determined by measuring the investment at fair value. Refer to Note 10 for additional information.
Cash equivalents. Polaris considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Such investments consist principally of money market mutual funds.
Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately within Other long-term assets on the Consolidated Balance Sheets.
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

Inventories. Inventory costs include material, labor, and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31, 2016	December 31, 2015
Raw materials and purchased components	$141,566	$167,569
Service parts, garments and accessories	316,383	189,731
Finished goods	333,760	388,970
Less: reserves	(45,175)	(36,269)
Inventories	$746,534	$710,001
Investment in finance affiliate. The caption investment in finance affiliate in the consolidated balance sheets represents Polaris’ fifty percent equity interest in Polaris Acceptance, a partnership agreement between Wells Fargo Commercial Distribution Finance Corporation and one of Polaris’ wholly-owned subsidiaries. Polaris Acceptance provides floor plan financing to Polaris dealers in the United States. Polaris’ investment in Polaris Acceptance is accounted for under the equity method, and is recorded as investment in finance affiliate in the consolidated balance sheets. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 9 for additional information regarding Polaris’ investment in Polaris Acceptance.
Investment in other affiliates. Polaris’ investment in other affiliates is included within other long-term assets in the consolidated balance sheets, and represents the Company’s investment in nonmarketable securities of strategic companies. For each investment, Polaris assesses the level of influence in determining whether to account for the investment under the cost method or equity method. For equity method investments, Polaris’ proportionate share of income or losses is recorded in the consolidated statements of income. Polaris will write down or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. Refer to Note 10 for additional information regarding Polaris’ investment in other affiliates.
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
Goodwill and other intangible assets. ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. Refer to Note 6 for additional information regarding goodwill and other intangible assets.
Revenue recognition. Revenues are recognized at the time of shipment to the dealer or distributor or other customers, or at the time of delivery for our retail aftermarket locations. Service revenues are recognized upon completion of the service. Product returns, whether in the normal course of business or resulting from repossession under the Company’s customer financing program (see Note 9), have not been material. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.
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
Advertising expenses. Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2016, 2015 and 2014, Polaris incurred $85,199,000, $80,090,000 and $82,600,000, respectively.
Product warranties - Limited warranties. Polaris provides a limited warranty for its ORVs for a period of six months, for a period of one year for its snowmobiles, for a period of one or two years for its motorcycles depending on brand and model year, for a period of one year for its Taylor-Dunn vehicles, and for a two year period for GEM, Goupil and Aixam vehicles. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ limited warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: improved manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the limited warranty reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$56,474	$53,104	$52,818
Additions to reserve through acquisitions	147	250	160
Additions charged to expense	194,996	73,716	61,888
Less: warranty claims paid	(132,343)	(70,596)	(61,762)
Balance at end of year	$119,274	$56,474	$53,104

During 2016, the Company has incurred significant additions to the warranty reserve, primarily associated with recall activity for certain RZR vehicles. In April 2016, the Company issued a voluntary recall for certain RZR 900 and 1000 off-road vehicles manufactured since model year 2013 due to reports of thermal-related incidents, including fire, and in September 2016, the Company issued a voluntary recall for certain RZR XP Turbo off-road vehicles due to similar thermal-related incidents.
Deferred revenue. In 2016, Polaris began financing its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Additionally, in 2016, the Company acquired Transamerican Auto Parts (“TAP”), which recognizes revenues related to sales of its extended warranty programs for tires and other products over the term of the warranty period which vary from two to five years. Warranty costs are recognized as incurred. Revenues related to sales of its extended warranty program for powertrains and related accrued costs for claims are deferred and amortized over the warranty period, generally five years, while warranty administrative costs are recognized as incurred. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	—	—	—
Additions to deferred revenue through acquisitions	$7,944
New contracts sold	20,569	—	—
Less: reductions for revenue recognized	(2,356)	—	—
Balance at end of year	$26,157	—	—
(1) The unamortized extended service contract premiums (deferred revenue) recorded in other current liabilities, totaled $11,012,000 and $15,145,000 in other long-term liabilities as of December 31, 2016.
Share-based employee compensation. For purposes of determining the estimated fair value of share-based payment awards on the date of grant under ASC Topic 718, Polaris uses the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of Topic 718 in future periods, the compensation expense that was recorded under Topic 718 may differ significantly from what was recorded in the current period. Refer to Note 3 for additional information regarding share-based compensation.
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
Polaris enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar and Australian dollar contracts at settlement are recorded in non-operating other expense (income), net in the consolidated income statements, and gains and losses on the Japanese yen and Mexican peso contracts at settlement are recorded in cost of sales in the consolidated income statements. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials, including steel, aluminum, diesel fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. During 2015, the Company entered into derivative contracts to hedge a portion of the exposure for diesel fuel and aluminum. The Company did not enter into any such derivative contracts during 2016. The Company’s diesel fuel and aluminum hedging contracts do not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in cost of sales. Refer to Note 12 for additional information regarding derivative instruments and hedging activities.
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
Share-based payment accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The ASU is effective for annual reporting periods beginning after December 15, 2016, and is effective for the Company’s fiscal year beginning January 1, 2017. Early adoption is permitted, but the Company will adopt this ASU for the fiscal year beginning January 1, 2017. The impact of this ASU on the Company’s financial statements will be dependent on the volume of stock option exercises and restricted share vestings that occur. When the Company adopts this ASU for the fiscal year beginning January 1, 2017, the excess tax benefits will be classified as cash flows from operating activities rather than cash flows from financing activities on a prospective basis. In addition, the Company will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur.
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
Revenue from contracts with customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 and is effective for the Company’s fiscal year beginning January 1, 2018. Subsequent to the issuance of ASU 2014-09, the FASB has issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09.
The Company has completed a preliminary assessment of the impact of ASU No. 2014-09 and other related ASUs, and does not anticipate the impact will be significant to the Company’s financial statements, accounting policies or processes. The Company expects to adopt ASU No. 2014-09 for the Company’s fiscal year beginning January 1, 2018, and expects to adopt the guidance using the modified retrospective approach.
There are no other new accounting pronouncements that are expected to have a significant impact on Polaris’ consolidated financial statements.
Note 2. Acquisitions
2016 Acquisitions.
Taylor-Dunn Manufacturing Company
In March 2016, the Company acquired Taylor-Dunn Manufacturing Company (“Taylor-Dunn”), a leading provider of industrial vehicles serving a broad range of commercial, manufacturing, warehouse and ground-support customers. Taylor-Dunn is based in Anaheim, California, and is included in the Global Adjacent Markets reporting segment. Pro forma financial results for the Taylor-Dunn acquisition are not presented as the acquisition is not material to the consolidated financial statements. As of December 31, 2016, the purchase price allocations for the acquisition remain preliminary. Refer to Note 6 for additional information regarding the acquisition of Taylor-Dunn.
Transamerican Auto Parts
On October 11, 2016, the Company entered into a definitive agreement with TAP Automotive Holdings, LLC
(“Transamerican Auto Parts” or “TAP”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories, for an aggregate consideration of $668,848,000, net of cash acquired. TAP’s products and services for customers in the off-road four-wheel-drive market correspond closely to our ORV business. The transaction closed on November 10, 2016. The Company funded the purchase price with borrowings under its existing credit facilities.
As of December 31, 2016, the purchase price allocation for the acquisition is preliminary. The following table summarizes the preliminary fair values assigned to the TAP net assets acquired and the determination of final net assets (in thousands):

Cash and cash equivalents	$3,017
Trade receivables	18,212
Inventory	144,912
Property, plant and equipment	32,814
Customer relationships	87,500
Trademarks / trade names	175,500
Goodwill	264,333
Other assets	18,434
Deferred revenue	(7,944)
Other liabilities assumed	(64,913)
Total fair value of net assets acquired	671,865
Less cash acquired	(3,017)
Total consideration for acquisition, less cash acquired	$668,848

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 8.9 years. The customer relationships were valued based on the Discounted Cash Flow Method and are amortized over 5-10 years, depending on the customer class. The trademarks and trade names were valued on the Relief from Royalty Method and have indefinite remaining useful lives. Goodwill is deductible for tax purposes.
The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2016 acquisition of TAP had occurred at the beginning of fiscal 2015 (in thousands, except per share data). These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	For the Years Ended December 31,
	2016	2015
Net sales	$5,161,688	$5,389,173
Net income	240,400	431,991
Basic earnings per share	$3.74	$6.54
Diluted earnings per common share	$3.69	$6.40

The unaudited pro forma net income for the year ended December 31, 2015 excludes the impact of approximately $21.0 million (pre-tax) in non-recurring items related to acquisition date fair value adjustments to inventory. The unaudited pro forma net income for the year ended December 31, 2016 excludes the impact of transaction costs incurred by TAP and approximately $13.0 million of non-recurring transaction related costs incurred by the Company. The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the TAP acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the TAP acquisition occurred on January 1, 2015. The Company’s 2016 consolidated statements of income include $108,699,000 of net sales and $19,842,000 of gross profit related to TAP.
2015 acquisitions. In January 2015, the Company acquired the electric motorcycle business of Brammo, Inc. In April 2015, the Company completed the acquisitions of Timbersled Products, Inc. (“Timbersled”) and HH Investment Limited (“Hammerhead”). Timbersled is based in Idaho and is an innovator and market leader in the burgeoning snow bike industry. Hammerhead is based in Shanghai, China and manufactures gasoline powered go-karts, light utility vehicles, and electric utility vehicles. Hammerhead markets its products globally under the Hammerhead Off-Road brand, along with maintaining key private label relationships with other original equipment manufacturers.
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
Note 3. Share-Based Compensation
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
 Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 157,000 deferred stock units to its non-employee directors under the Omnibus Plan (11,000, 8,000 and 9,000 in 2016, 2015 and 2014, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively restricted stock) awarded under the Omnibus Plan generally vests after a one to four year period. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
The Option Plan, which is frozen, was used to issue incentive and nonqualified stock options to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.
Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 73,000 equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2016. As of December 31, 2016 and 2015, Polaris’ liability under the plan totaled $6,111,000 and $9,167,000, respectively.
Polaris maintains a long term incentive program under which awards are issued to provide incentives for certain employees to attain and maintain the highest standards of performance and to attract and retain employees of outstanding competence and ability with no cash payments required from the recipient. Long term incentive program awards are granted in restricted stock units and stock options and therefore treated as equity awards.

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
 Total share-based compensation expenses were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Option plan	$23,876	$26,191	$24,428
Other share-based awards	23,368	23,275	26,574
Total share-based compensation before tax	47,244	49,466	51,002
Tax benefit	17,546	18,451	19,039
Total share-based compensation expense included in net income	$29,698	$31,015	$31,963
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
At December 31, 2016, there was $97,831,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.72 years. Included in unrecognized share-based compensation is approximately $32,997,000 related to stock options and $64,834,000 for restricted stock.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2016, 2015 and 2014:

	Omnibus Plan (Active)		Option Plan (Frozen)
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2013	4,466,080	$49.29	162,431	$23.74
Granted	705,564	130.10	—	—
Exercised	(866,917)	30.33	(96,398)	23.77
Forfeited	(98,215)	65.14	(2,800)	22.43
Balance as of December 31, 2014	4,206,512	$66.38	63,233	$23.76
Granted	743,062	150.81	—	—
Exercised	(706,750)	40.21	(44,283)	23.92
Forfeited	(137,285)	112.95	—	—
Balance as of December 31, 2015	4,105,539	$84.61	18,950	$23.37
Granted	1,326,430	78.72	—	—
Exercised	(348,206)	40.51	(18,950)	23.37
Forfeited	(366,702)	108.90	—	—
Balance as of December 31, 2016	4,717,061	$84.32	—	—
Vested or expected to vest as of December 31, 2016	4,717,061	$84.32	—	—
Options exercisable as of December 31, 2016	2,199,084	$62.60	—	—
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2016 was 6.45 years and 4.47 years, respectively.

The following assumptions were used to estimate the weighted average fair value of options of $16.81, $37.64 and $39.97 granted during the years ended December 31, 2016, 2015 and 2014, respectively:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average volatility	32%	32%	40%
Expected dividend yield	2.8%	1.4%	1.5%
Expected term (in years)	4.5	4.5	4.5
Weighted average risk free interest rate	1.4%	1.5%	1.6%
The total intrinsic value of options exercised during the year ended December 31, 2016 was $17,522,000. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2016, was $68,311,000 and $59,612,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The following table summarizes restricted stock activity for the year ended December 31, 2016:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2015	1,130,767	$122.08
Granted	909,161	77.53
Vested	(233,841)	89.72
Canceled/Forfeited	(284,885)	108.08
Balance as of December 31, 2016	1,521,202	$103.05
Expected to vest as of December 31, 2016	955,106	$101.57
The total intrinsic value of restricted stock expected to vest as of December 31, 2016 was $78,691,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2016, 2015 and 2014 were $77.53, $139.50 and $134.34, respectively.

Note 4. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Total expense related to the ESOP was $7,849,000, $7,455,000 and $10,789,000, in 2016, 2015 and 2014, respectively. As of December 31, 2016 there were 3,811,000 shares held in the plan.
Defined contribution plans. Polaris sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $15,456,000, $14,178,000, and $12,486,000, in 2016, 2015 and 2014, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balances are both $49,330,000 and $48,238,000 at December 31, 2016, and 2015, respectively.
Executive officers of the Company have the opportunity to defer certain restricted stock units. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. The deferrals are held in a rabbi trust and are invested in funds to match the liabilities of the SERP. The awards are redeemable in

Polaris stock or in cash based upon the occurrence of events not solely within the control of Polaris; therefore, awards probable of vesting, for which the executive has not yet made an election to defer, or awards that have been deferred but have not yet vested and are probable of vesting or have been diversified into other funds, are reported as deferred compensation in the temporary equity section of the consolidated balance sheets. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2016, 105,931 shares are recorded at a fair value of $8,728,000 in temporary equity, which includes $8,993,000 of compensation cost and $(266,000) of cumulative fair value adjustment recorded through retained earnings.

Note 5. Financing Agreement
Debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at December 31, 2016	Maturity	December 31, 2016	December 31, 2015
Revolving loan facility	1.66%	May 2021	$172,142	$225,707
Term loan facility	1.98%	May 2021	740,000	—
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.06%	Various through 2029	19,306	21,874
Notes payable and other	3.40%	June 2027	13,618	15,698
Debt issuance costs			(3,156)	(1,803)
Total debt, capital lease obligations, and notes payable			$1,141,910	$461,476
Less: current maturities			3,847	5,059
Total long-term debt, capital lease obligations, and notes payable			$1,138,063	$456,417
Bank financing. In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the loan facility to $750,000,000, of which $740,000,000 is outstanding as of December 31, 2016.
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
The unsecured loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of December 31, 2016.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
In January 2015, the Company announced plans to build a new production facility in Huntsville, Alabama to provide additional capacity and flexibility. Construction of the 725,000 square-foot facility square-foot facility was completed during the second quarter of 2016, with start-of-production also occurring during the second quarter. A mortgage note payable agreement of $14,500,000 for land, on which Polaris is building the facility, commenced in February 2015. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. Forgivable loans related to other Company facilities are also included within notes payable.

The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2016	2015	2014
Total borrowings at December 31	$1,112,142	$425,707	$200,000
Average outstanding borrowings during year	$638,614	$403,097	$361,715
Maximum outstanding borrowings during year	$1,234,337	$523,097	$500,000
Interest rate at December 31	2.25%	2.33%	3.77%
Letters of credit. At December 31, 2016, Polaris had open letters of credit totaling $13,368,000. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs. Certain finance companies, including Polaris Acceptance, an affiliate (see Note 9), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2016, was approximately $1,438,845,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 6. Goodwill and Other Intangible Assets
ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the annual impairment test as of December 31, 2016 and 2015. The results of the impairment test indicated that no goodwill or intangible impairment existed as of the test date. The Company has had no historical impairments of goodwill. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis or more frequently if an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount occurs. Goodwill and other intangible assets, net of accumulated amortization, for the periods ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Goodwill	$421,563	$131,014
Other intangible assets, net	371,416	105,103
Total goodwill and other intangible assets, net	$792,979	$236,117
Additions to goodwill and other intangible assets in 2016 relate primarily to the acquisitions of TAP in November 2016 and Taylor-Dunn in March 2016. For these acquisitions, the respective aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. TAP and Taylor-Dunn’s financial results are included in the Company’s consolidated results from the respective dates of acquisition. As of December 31, 2016, the purchase price allocations for these acquisitions remain preliminary. For TAP, the pro forma financial results and the preliminary purchase price allocation are included in Note 2.
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance as of beginning of year	$131,014	$123,031
Goodwill from businesses acquired	293,390	17,010
Currency translation effect on foreign goodwill balances	(2,841)	(9,027)
Balance as of end of year	$421,563	$131,014

For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$138,831	$(33,728)	$124,093	$(23,158)
Intangible assets acquired during the period	284,000	—	20,779	—
Amortization expense	—	(16,549)	—	(12,136)
Currency translation effect on foreign balances	(2,285)	1,147	(6,041)	1,566
Other intangible assets, ending	$420,546	$(49,130)	$138,831	$(33,728)
The components of other intangible assets were as follows (in thousands):

December 31, 2016	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(485)	$55
Dealer/customer related	5-10	164,837	(35,907)	128,930
Developed technology	5-7	26,048	(12,738)	13,310
Total amortizable		191,425	(49,130)	142,295
Non-amortizable—brand/trade names		229,121	—	229,121
Total other intangible assets, net		$420,546	$(49,130)	$371,416

December 31, 2015	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(401)	$139
Dealer/customer related	7	67,079	(24,069)	43,010
Developed technology	5-7	19,261	(9,258)	10,003
Total amortizable		86,880	(33,728)	53,152
Non-amortizable—brand/trade names		51,951	—	51,951
Total other intangible assets, net		$138,831	$(33,728)	$105,103
Amortization expense for intangible assets for the year ended December 31, 2016 and 2015 was $16,549,000 and $12,136,000. Estimated amortization expense for 2017 through 2021 is as follows: 2017, $27,600,000; 2018, $26,000,000; 2019, $24,100,000; 2020, $19,400,000; 2021, $17,200,000; and after 2021, $28,000,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 7. Income Taxes
Polaris’ income from continuing operations before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
United States	$262,403	$640,604	$666,323
Foreign	50,848	45,133	32,994
Income from continuing operations before income taxes	$313,251	$685,737	$699,317

Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$103,717	$211,017	$255,299
State	4,780	16,609	20,438
Foreign	17,367	20,733	21,584
Deferred	(25,561)	(17,983)	(52,033)
Total provision for income taxes for continuing operations	$100,303	$230,376	$245,288
Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.5	1.5
Domestic manufacturing deduction	(2.1)	(0.8)	(1.1)
Research and development tax credit	(4.3)	(3.1)	(1.1)
Valuation allowance for foreign subsidiaries net operating losses	—	0.2	—
Non-deductible expenses	2.4	0.4	0.3
Other permanent differences	(0.4)	0.4	0.5
Effective income tax rate for continuing operations	32.0%	33.6%	35.1%
The income tax rate for 2016 was 32.0% as compared with 33.6% and 35.1% in 2015 and 2014, respectively.  The lower income tax rate for 2016, compared with 2015 was primarily due to the decrease in 2016 pretax income, as the beneficial impact of discrete items increases with lower pretax earnings. In December 2015, the President of the United States signed the Consolidated Appropriations Act, 2016, which retroactively reinstated the research and development tax credit for 2015, and also made the research and development tax credit permanent. In addition to the 2015 research and development credits, the Company filed amended returns in 2015 to claim additional credits related to qualified research expenditures incurred in prior years.
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $155,386,000 and $143,284,000 at December 31, 2016 and 2015, respectively, are considered to be permanently reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. If the Company were to distribute these earnings, it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits reflecting the amounts paid to non-U.S. taxing authorities) and withholding taxes payable to the non-U.S. countries. Determination of the unrecognized deferred U.S. income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

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

	December 31,
	2016	2015
Deferred income taxes:
Inventories	$13,252	$10,047
Accrued expenses	152,798	107,767
Derivative instruments	(175)	(1,112)
Cost in excess of net assets of business acquired	(10,257)	(7,956)
Property and equipment	(56,240)	(28,853)
Compensation payable in common stock	73,297	67,222
Net operating loss carryforwards and impairments	13,650	12,374
Valuation allowance	(6,981)	(6,684)
Total net deferred income tax asset	$179,344	$152,805
At December 31, 2016, the Company had available unused international and acquired federal net operating loss carryforwards of $42,776,000. The net operating loss carryforwards will expire at various dates from 2017 to 2034, with certain jurisdictions having indefinite carryforward terms.
 Polaris classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The entire balance of unrecognized tax benefits at December 31, 2016, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2011 through 2016 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015
Balance at January 1,	$22,509	$9,836
Gross increases for tax positions of prior years	3,065	9,683
Gross increases for tax positions of current year	4,672	4,961
Decreases due to settlements and other prior year tax positions	(3,424)	(178)
Decreases for lapse of statute of limitations	(1,782)	(1,364)
Currency translation effect on foreign balances	(39)	(429)
Balance at December 31,	25,001	22,509
Reserves related to potential interest at December 31,	1,389	907
Unrecognized tax benefits at December 31,	$26,390	$23,416

Note 8. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 86,500,000 shares of the Company’s common stock. As of December 31, 2016, 7,463,000 shares remain available for repurchases under the Board’s authorization. The Company has made the following share repurchases (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Total number of shares repurchased and retired	2,908	2,179	554
Total investment	$245,816	$293,616	$81,812
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
Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2016, approximately 1,324,000 shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
Quarterly dividend declared and paid per common share	$0.55	$0.53
Total dividends declared and paid per common share	$2.20	$2.12
On January 26, 2017, the Polaris Board of Directors declared a regular cash dividend of $0.58 per share payable on March 15, 2017 to holders of record of such shares at the close of business on March 1, 2017.
Net income per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options issued under the Option Plan and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding	64,033	65,719	65,904
Director Plan and deferred stock units	162	210	196
ESOP	101	91	75
Common shares outstanding—basic	64,296	66,020	66,175
Dilutive effect of restricted stock awards	150	255	359
Dilutive effect of stock option awards	712	1,209	1,695
Common and potential common shares outstanding—diluted	65,158	67,484	68,229
During 2016, 2015 and 2014, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 2,463,000, 1,001,000 and 581,000, respectively.

Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(64,360)	$1,868	$(62,492)
Reclassification to the income statement	—	4,643	4,643
Change in fair value	(19,773)	(6,215)	(25,988)
Balance as of December 31, 2016	$(84,133)	$296	$(83,837)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the year ended December 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2016	2015
Foreign currency contracts	Other expense, net	$1,325	$(8,399)
Foreign currency contracts	Cost of sales	3,318	4,549
Total		$4,643	$(3,850)
The net amount of the existing gains or losses at December 31, 2016 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 12 for further information regarding Polaris’ derivative activities.

Note 9. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ United States sales whereby Polaris receives payment within a few days of shipment of the product. On March 1, 2016, Wells Fargo announced that it completed the purchase of the North American portion of GE Capital’s Commercial Distribution Finance (GECDF) business, including GECDF’s ownership interests in Polaris Acceptance. Effective March 1, 2016, GECDF adopted the tradename Wells Fargo Commercial Distribution Finance.
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
Polaris’ total investment in Polaris Acceptance of $94,009,000 at December 31, 2016 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At December 31, 2016, the outstanding amount of net receivables financed for dealers under this arrangement was $1,206,641,000, which included $479,944,000 in the Polaris Acceptance portfolio and $726,697,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2016, the potential 15 percent aggregate repurchase obligation was approximately $182,814,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$66,414	$63,548	$40,968
Interest and operating expenses	6,182	4,738	3,678
Net income	$60,232	$58,810	$37,290

	As of December 31,
	2016	2015
Finance receivables, net	$479,944	$472,029
Other assets	200	124
Total Assets	$480,144	$472,153
Notes payable	$288,275	$269,881
Other liabilities	3,851	4,126
Partners’ capital	188,018	198,146
Total Liabilities and Partners’ Capital	$480,144	$472,153
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

Note 10. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of December 31, 2016 and 2015, these investments are primarily comprised of investments in Eicher-Polaris Private Limited (EPPL) and Brammo, Inc. (“Brammo”), and are recorded as components of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. As of December 31, 2016 and 2015, the carrying value of the Company’s investment in EPPL was $20,182,000 and $18,884,000, respectively. Through December 31, 2016, Polaris has invested $43,321,000 in the joint venture. Polaris’ share of EPPL loss for the years ended December 31, 2016 and 2015 was $7,175,000 and $6,802,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
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
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. During 2014, Polaris recorded an immaterial impairment expense within other expense (income), net in the consolidated statements of income, and reduced the Brammo investment. There were no impairments recorded during 2015 or 2016 related to these investments.

Note 11. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. In 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2016, the Company had an accrual of $45,075,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Litigation. Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
Contingent purchase price. As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of December 31, 2016 and 2015 the fair value of contingent purchase price commitments are immaterial.
 Leases. Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $22,534,000, $16,823,000 and $13,734,000 for 2016, 2015 and 2014, respectively.
A property lease agreement signed in 2013 for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
Future minimum annual lease payments under capital and operating leases with noncancelable terms in excess of one year as of December 31, 2016, are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$2,852	$30,924
2018	2,250	23,437
2019	2,080	20,147
2020	1,995	14,785
2021	1,925	10,225
Thereafter	14,938	13,111
Total future minimum lease obligation	$26,040	$112,629

Note 12. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. From time to time, the primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are occasionally entered into in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s long-term debt. Commodity hedging contracts are occasionally entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
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
At December 31, 2016, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$22,498	$771
Canadian Dollar	65,154	1,357
Japanese Yen	1,371	(57)
Mexican Peso	17,942	(1,773)
Total	$106,965	$298
These contracts, with maturities through December 31, 2017, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
Polaris occasionally enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. As of December 31, 2016, there were no outstanding commodity derivative contracts in place. As of December 31, 2015, diesel fuel and aluminum derivative contracts did not meet the criteria for hedge accounting.
The table below summarizes the carrying values of derivative instruments as of December 31, 2016 and 2015 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,128	$(1,830)	$298
Total derivatives designated as hedging instruments	$2,128	$(1,830)	$298
Total derivatives	$2,128	$(1,830)	$298

	Carrying Values of Derivative Instruments as of December 31, 2015
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$5,218	$(2,451)	$2,767
Interest rate swap contracts(1)	186	—	186
Total derivatives designated as hedging instruments	$5,404	$(2,451)	$2,953
Commodity contracts(1)	—	$(354)	$(354)
Total derivatives not designated as hedging instruments	—	$(354)	$(354)
Total derivatives	$5,404	$(2,805)	$2,599

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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

The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 was $(1,572,000) and $3,320,000, respectively.
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2016 and 2015.
The Company recognized a loss of $121,000 and $2,994,000 in cost of sales on commodity contracts not designated as hedging instruments in 2016 and 2015, respectively.

Note 13. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has five operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, 4) Global Adjacent Markets, and 5) Other, and four reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, 3) Global Adjacent Markets and 4) Other.
The ORV/Snowmobiles segment includes the aggregated results of our ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets and Other segments include the results for those respective operating segments. Other includes our November 2016 acquisition of TAP. The Corporate amounts include costs that are not allocated to individual segments, which include incentive-based compensation and other unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data.

	For the Years Ended December 31,
($ in thousands)	2016	2015	2014
Sales
ORV/Snowmobiles	$3,357,496	$3,708,933	$3,741,154
Motorcycles	708,497	698,257	418,546
Global Adjacent Markets	341,937	312,100	319,948
Other	108,699	—	—
Total sales	4,516,629	4,719,290	4,479,648
Gross profit
ORV/Snowmobiles	930,181	1,190,630	1,206,553
Motorcycles	91,401	97,261	54,427
Global Adjacent Markets	95,149	84,211	88,797
Other	19,842	—	—
Corporate	(30,950)	(33,060)	(30,599)
Total gross profit	$1,105,623	$1,339,042	$1,319,178

Sales to external customers based on the location of the customer and property and equipment, net, by geography are presented in the tables below (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
United States	$3,557,228	$3,688,980	$3,339,905
Canada	307,094	378,725	454,608
Other foreign countries	652,307	651,585	685,135
Consolidated sales	$4,516,629	$4,719,290	$4,479,648

	As of December 31,
	2016	2015
United States	$637,632	$548,410
Other foreign countries	89,964	102,268
Consolidated property and equipment, net	$727,596	$650,678

Note 14. Subsequent Event
On January 9, 2017, our Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company expects to commence the wind down activities and explore disposition options for the related assets in the near future. The Company estimates the total costs to wind down the brand could be in a range of $50,000,000 to $70,000,000 in 2017.

Note 15. Quarterly Financial Data (unaudited)

	Sales	Gross profit	Net income	Diluted net income per share
	(In thousands, except per share data)
2016
First Quarter	$982,996	$247,578	$46,889	$0.71
Second Quarter	1,130,777	284,503	71,166	1.09
Third Quarter	1,185,067	260,770	32,312	0.50
Fourth Quarter	1,217,789	312,772	62,581	0.97
Totals	$4,516,629	$1,105,623	$212,948	$3.27
2015
First Quarter	$1,033,345	$293,731	$88,563	$1.30
Second Quarter	1,124,327	319,414	100,943	1.49
Third Quarter	1,456,000	415,623	155,173	2.30
Fourth Quarter	1,105,618	310,274	110,682	1.66
Totals	$4,719,290	$1,339,042	$455,361	$6.75

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board and Meetings—Audit Committee,” “Corporate Governance—Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Polaris definitive Proxy Statement to be filed on or about March 10, 2017 (the “2017 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” on page 10 in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in the Company’s 2017 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2017 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Corporate Governance Guidelines and Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2017 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 35 are included in Part II of this Form 10-K.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts is included on page 69 of this report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 70 to 73.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 16, 2017, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 16, 2017.

POLARIS INDUSTRIES INC.
By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ SCOTT W. WINE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2017
Scott W. Wine

	/S/ MICHAEL T. SPEETZEN	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2017
Michael T. Speetzen

	*	Director	February 16, 2017
Annette K. Clayton

	*	Director	February 16, 2017
Kevin M. Farr

	*	Director	February 16, 2017
Gary E. Hendrickson

	*	Director	February 16, 2017
Gwenne A. Henricks

	*	Director	February 16, 2017
Bernd F. Kessler

	*	Director	February 16, 2017
Lawrence D. Kingsley

	*	Lead Director	February 16, 2017
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 16, 2017
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

POLARIS INDUSTRIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2014: Deducted from asset accounts—Allowance for doubtful accounts receivable	$5,895	$2,347	$265	$(1,083)	$7,424
2015: Deducted from asset accounts—Allowance for doubtful accounts receivable	$7,424	$2,169	$59	$(1,008)	$8,644
2016: Deducted from asset accounts—Allowance for doubtful accounts receivable	$8,644	$7,085	$4,644	$(934)	$19,439

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In thousands)
2014: Deducted from asset accounts—Allowance for obsolete inventory	$21,603	$12,868	$600	$(8,900)	$26,171
2015: Deducted from asset accounts—Allowance for obsolete inventory	$26,171	$21,648	$1,942	$(13,492)	$36,269
2016: Deducted from asset accounts—Allowance for obsolete inventory	$36,269	$19,770	$5,165	$(16,029)	$45,175

(2)	Inventory disposals, net of recoveries.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2016

Exhibit Number	Description
2.a
Purchase Agreement, dated as of October 11, 2016, by and among TAP Automotive Holdings, LLC, the members of TAP Automotive Holdings, LLC set forth in an annex to the Purchase Agreement, Polaris Industries Inc., a Delaware corporation, and ORIX Funds Corp., solely in its capacity as the seller’s representative (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 12, 2016.

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

.e	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 20, 2013.

.f	Second Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment effective as of December 28, 2016.

10.a
Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q filed October 29, 2014.*

.b
Amendment to the Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009, subsequently amended on July 25, 2012, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

.c
Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective April 24, 2014, incorporated by reference to Annex A to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014.*

.d
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed March 13, 2015.*

.e
Form of Performance Based Restricted Share Award Agreement (Single Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.f
Form of Performance Based Restricted Share Award Agreement (Double Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2016 (cont.)

.g
Form of Stock Option Agreement and Notice of Exercise Form for options (cliff vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.ff to the Company’s Current Report on Form 8-K filed February 4, 2008.*

.h
Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

.i
Form of Nonqualified Stock Option Agreement (Single Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.j
Form of Nonqualified Stock Option Agreement (Double Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.k
Form of Restricted Stock Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.l
Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.m
Form of the Deferred Stock Unit Award Agreement for units of deferred stock granted to non-employee directors under the Company’s Amended and Restated 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2016.*

.n
Form of Performance Restricted Stock Unit Award Agreement under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.o
Form of Nonqualified Stock Option Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 .*

.p
Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.hh to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.q
Form of Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.r
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

.t	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.u
Employment Offer Letter dated April 27, 2016 by and between Steve Eastman and Polaris Industries Inc., incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

.v	Employment Offer Letter dated February 9, 2016 by and between the Company and Robert Mack.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2016 (cont.)

.w
Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014..*

.x
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
Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman incorporated by reference to Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.aa	Severance Agreement entered into with Robert Mack.*

.bb	Severance Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.ii to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.cc
Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.dd
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

.ff
Third Amended and Restated Credit Agreement dated November 9, 2016 by and among Polaris Industries Inc., Polaris Sales Inc., any other Domestic Borrower (as defined therein) that thereafter becomes a party thereto, Polaris Sales Europe Sárl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank, N.A., PNC Bank, National Association and BMO Harris Bank N.A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

.gg
First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.hh
Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014, incorporated by reference to Exhibit 10.oo to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

13	Portions of the Annual Report to Security Holders for the Year Ended December 31, 2016 included pursuant to Note 2 to General Instruction G.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2016 (cont.)

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan.