Form 10-Q
period 2017-03-31
POLARIS INDUSTRIES INC/MN
filed 2017-04-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 21, 2017, 62,993,163 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,494	$127,325
Trade receivables, net	176,277	174,832
Inventories, net	800,611	746,534
Prepaid expenses and other	81,193	91,636
Income taxes receivable	54,902	50,662
Total current assets	1,250,477	1,190,989
Property and equipment, net	729,063	727,596
Investment in finance affiliate	87,398	94,009
Deferred tax assets	185,887	188,471
Goodwill and other intangible assets, net	786,574	792,979
Other long-term assets	96,600	105,553
Total assets	$3,135,999	$3,099,597
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$2,888	$3,847
Accounts payable	348,016	273,742
Accrued expenses:
Compensation	72,915	122,214
Warranties	109,852	119,274
Sales promotions and incentives	179,587	158,562
Dealer holdback	104,905	117,574
Other	165,890	162,432
Income taxes payable	2,332	2,106
Total current liabilities	986,385	959,751
Long-term income taxes payable	26,559	26,391
Capital lease obligations	17,525	17,538
Long-term debt	1,157,328	1,120,525
Deferred tax liabilities	9,086	9,127
Other long-term liabilities	94,021	90,497
Total liabilities	$2,290,904	$2,223,829
Deferred compensation	$9,249	$8,728
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 62,989 and 63,109 shares issued and outstanding, respectively	$630	$631
Additional paid-in capital	664,044	650,162
Retained earnings	241,237	300,084
Accumulated other comprehensive loss, net	(70,065)	(83,837)
Total shareholders’ equity	835,846	867,040
Total liabilities and shareholders’ equity	$3,135,999	$3,099,597
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2017	2016
Sales	$1,153,782	$982,996
Cost of sales	911,291	735,418
Gross profit	242,491	247,578
Operating expenses:
Selling and marketing	114,313	77,241
Research and development	52,005	43,109
General and administrative	75,514	69,580
Total operating expenses	241,832	189,930
Income from financial services	20,430	19,496
Operating income	21,089	77,144
Non-operating expense:
Interest expense	7,914	2,865
Equity in loss of other affiliates	1,900	2,058
Other expense, net	11,608	81
Income (loss) before income taxes	(333)	72,140
Provision for income taxes	2,578	25,251
Net income (loss)	$(2,911)	$46,889
Net income (loss) per share:
Basic	$(0.05)	$0.72
Diluted	$(0.05)	$0.71
Weighted average shares outstanding:
Basic	63,128	65,046
Diluted	64,133	65,982

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income (loss)	$(2,911)	$46,889
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of ($170) in 2017 and $200 in 2016	13,416	9,866
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of ($211) in 2017 and $4,274 in 2016	356	(7,185)
Comprehensive income	$10,861	$49,570
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	$(2,911)	$46,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,538	37,894
Noncash compensation	12,336	15,506
Noncash income from financial services	(7,088)	(7,403)
Deferred income taxes	2,565	915
Impairment charges	18,760	—
Other, net	1,900	2,058
Changes in operating assets and liabilities:
Trade receivables	1,372	34,197
Inventories	(48,949)	14,371
Accounts payable	73,091	(9,936)
Accrued expenses	(47,184)	(31,834)
Income taxes payable/receivable	(3,801)	21,304
Prepaid expenses and others, net	6,287	15,047
Net cash provided by operating activities	50,916	139,008
Investing Activities:
Purchase of property and equipment	(38,391)	(54,833)
Investment in finance affiliate, net	13,699	6,566
Investment in other affiliates	(1,694)	(4,408)
Acquisition and disposal of businesses, net of cash acquired	1,644	(54,830)
Net cash used for investing activities	(24,742)	(107,505)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	478,248	570,832
Repayments under debt arrangements / capital lease obligations	(444,386)	(504,450)
Repurchase and retirement of common shares	(21,807)	(84,949)
Cash dividends to shareholders	(36,384)	(35,430)
Proceeds from stock issuances under employee plans	4,321	8,987
Net cash used for financing activities	(20,008)	(45,010)
Impact of currency exchange rates on cash balances	4,003	3,921
Net increase (decrease) in cash and cash equivalents	10,169	(9,586)
Cash and cash equivalents at beginning of period	127,325	155,349
Cash and cash equivalents at end of period	$137,494	$145,763

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$6,045	$979
Income taxes paid	$3,703	$6,571
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Industries Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,532	$49,532	—	—
Foreign exchange contracts, net	875	—	$875	—
Total assets at fair value	$50,407	$49,532	$875	—
Non-qualified deferred compensation liabilities	(49,532)	$(49,532)	—	—
Total liabilities at fair value	$(49,532)	$(49,532)	—	—

	Fair Value Measurements as of December 31, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,330	$49,330	—	—
Foreign exchange contracts, net	298	—	$298	—
Total assets at fair value	$49,628	$49,330	$298	—
Non-qualified deferred compensation liabilities	(49,330)	$(49,330)	—	—
Total liabilities at fair value	$(49,330)	$(49,330)	—	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At March 31, 2017 and December 31, 2016, the fair value of the Company’s long-term debt, capital lease obligations and notes payable was approximately $1,190,603,000 and $1,156,181,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, capital lease obligations and notes payable including current maturities was $1,177,741,000 and $1,141,910,000 as of March 31, 2017 and December 31, 2016, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and purchased components	$159,820	$141,566
Service parts, garments and accessories	305,884	316,383
Finished goods	403,361	333,760
Less: reserves	(68,454)	(45,175)
Inventories	$800,611	$746,534
Product warranties. Polaris provides a limited warranty for its Off-road vehicles (ORVs) for a period of six months, for a period of one year for its snowmobiles, for a period of two years for its motorcycles, for a period of one year for its Taylor-Dunn vehicles and for a two-year period for its GEM, Goupil and Aixam vehicles. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$119,274	$56,474
Additions to warranty reserve through acquisitions	—	105
Additions charged to expense	31,694	29,173
Warranty claims paid	(41,116)	(18,545)
Balance at end of period	$109,852	$67,207
During 2016, the Company incurred significant additions to the warranty reserve, primarily associated with recall activity for certain RZR ORVs. In April 2016, the Company issued a voluntary recall for certain RZR 900 and 1000 ORVs manufactured since model year 2013 due to reports of thermal-related incidents, including fire, and in September 2016, the Company issued a voluntary recall for certain RZR XP Turbo off-road vehicles due to similar thermal-related incidents.
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

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$26,157	—
New contracts sold	6,342	—
Less: reductions for revenue recognized	(2,054)	—
Balance at end of period (1)	$30,445	—

(1) Unamortized extended service contract premiums (deferred revenue) of $12,569,000 and $17,876,000 were recorded in other current liabilities and other long-term liabilities, respectively, as of March 31, 2017.
New accounting pronouncements.
Share-based payment accounting. During the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the adoption, the Company recognized $1,924,000 of excess tax benefits related to share-based payments in our provision for income taxes for the three months ended March 31, 2017. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis. Our compensation expense each period continues to reflect estimated forfeitures.
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

Note 2. Acquisitions
Transamerican Auto Parts
On October 11, 2016, the Company entered into a definitive agreement with TAP Automotive Holdings, LLC
(“Transamerican Auto Parts” or “TAP”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep® and truck accessories, for an aggregate consideration of $668,348,000, net of cash acquired. TAP’s products and services for customers in the off-road four-wheel-drive market correspond closely to our ORV business. The transaction closed on 11/10/2016. The Company funded the purchase price with borrowings under its existing credit facilities.
As of March 31, 2017, the purchase price allocation for the acquisition is preliminary. Minor adjustments were made to the purchase price allocation during the quarter, including a purchase price refinement related to a working capital adjustment. The following table summarizes the preliminary fair values assigned to the TAP net assets acquired and the determination of final net assets (in thousands):

Cash and cash equivalents	$3,017
Trade receivables	18,214
Inventory	145,612
Property, plant and equipment	32,814
Customer relationships	87,000
Trademarks / trade names	175,500
Goodwill	264,324
Other assets	18,578
Deferred revenue	(7,944)
Other liabilities assumed	(65,750)
Total fair value of net assets acquired	671,365
Less cash acquired	(3,017)
Total consideration for acquisition, less cash acquired	$668,348

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

Three months ended March 31,
2016
Net sales	$1,170,630
Net income	$51,049
Basic earnings per share	$0.78
Diluted earnings per common share	$0.77

Note 3. Share-Based Compensation
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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended March 31,
	2017	2016
Option plan	$1,422	$5,404
Other share-based awards	9,092	9,457
Total share-based compensation before tax	10,514	14,861
Tax benefit	3,905	5,543
Total share-based compensation expense included in net income	$6,609	$9,318
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2017, there was $140,500,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-

average period of 2.11 years. Included in unrecognized share-based compensation is approximately $48,052,000 related to stock options and $92,448,000 for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at March 31, 2017	Maturity	March 31, 2017	December 31, 2016
Revolving loan facility	1.88%	May 2021	$219,105	$172,142
Term loan facility	2.23%	May 2021	730,000	740,000
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.03%	Various through 2029	19,205	19,306
Notes payable and other	3.50%	June 2027	12,383	13,618
Debt issuance costs			(2,952)	(3,156)
Total debt, capital lease obligations, and notes payable			$1,177,741	$1,141,910
Less: current maturities			2,888	3,847
Total long-term debt, capital lease obligations, and notes payable			$1,174,853	$1,138,063
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000, of which $730,000,000 is outstanding as of March 31, 2017.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of March 31, 2017.
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
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $12,083,000 is outstanding as of March 31, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. We have met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, for the periods ended March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Three months ended
	March 31, 2017	December 31, 2016
Goodwill	$422,981	$421,563
Other intangible assets, net	363,593	371,416
Total goodwill and other intangible assets, net	$786,574	$792,979
There have been no material additions to goodwill and other intangible assets in 2017. In March 2016, the Company acquired Taylor-Dunn Manufacturing Company (“Taylor-Dunn”), a leading provider of industrial vehicles serving a broad range of commercial, manufacturing, warehouse and ground-support customers. Taylor-Dunn is based in Anaheim, California, and is included in the Global Adjacent Markets reporting segment.
In November 2016, the Company acquired TAP, a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. TAP is based in Compton, California, and is included in the Aftermarket reporting segment. As of March 31, 2017, the purchase price allocation for the TAP acquisition remains preliminary.
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows (in thousands):

Three months ended March 31, 2017
Goodwill, beginning of period	$421,563
Goodwill from businesses acquired	—
Currency translation effect on foreign goodwill balances	1,418
Goodwill, end of period	$422,981
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2017	December 31, 2016
Non-amortizable—indefinite lived:
Brand names		$229,340	$229,121
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	5-10	165,061	164,837
Developed technology	5-7	22,488	26,048
Total amortizable		188,089	191,425
Less: Accumulated amortization		(53,836)	(49,130)
Net amortized other intangible assets		134,253	142,295
Total other intangible assets, net		$363,593	$371,416
Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was $6,210,000 and $3,407,000, respectively. Estimated amortization expense for the remainder of 2017 through 2022 is as follows: 2017 (remainder), $20,300,000; 2018, $25,500,000; 2019, $24,100,000; 2020, $19,400,000; 2021, $17,100,000; 2022, $16,100,000; and after 2022, $11,800,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the three months ended March 31, 2017, Polaris paid $21,807,000 to repurchase and retire approximately 256,000 shares of its common stock. As of March 31, 2017, the Board of Directors has authorized the Company to repurchase up to an additional 7,207,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.58 per share on March 15, 2017 to holders of record at the close of business on March 1, 2017. On April 27, 2017, the Polaris Board of Directors declared a regular cash dividend of $0.58 per share payable on June 15, 2017 to holders of record of such shares at the close of business on June 1, 2017. Cash dividends declared per common share for the three months ended March 31, 2017 and 2016, were as follows:

	Three months ended March 31,
	2017	2016
Cash dividends declared and paid per common share	$0.58	$0.55
Net income per share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Weighted average number of common shares outstanding	62,873	64,758
Director Plan and deferred stock units	145	196
ESOP	110	92
Common shares outstanding—basic	63,128	65,046
Dilutive effect of Omnibus Plan	1,005	936
Common and potential common shares outstanding—diluted	64,133	65,982
During the three months ended March 31, 2017, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 3,167,000 compared to 1,594,000 for the same period in 2016.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(84,133)	$296	$(83,837)
Reclassification to the income statement	—	(823)	(823)
Change in fair value	13,416	1,179	14,595
Balance as of March 31, 2017	$(70,717)	$652	$(70,065)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended March 31,
		2017	2016
Foreign currency contracts	Other expense, net	$1,227	$1,930
Foreign currency contracts	Cost of sales	(404)	(571)
Total		$823	$1,359
The net amount of the existing gains or losses at March 31, 2017 that is expected to be reclassified into the income statement within the next 12 months is not expected to be material. See Note 10 for further information regarding Polaris’ derivative activities.

Note 7. Financial Services Arrangements
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
Polaris’ total investment in Polaris Acceptance of $87,398,000 at March 31, 2017 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2017, the outstanding amount of net receivables financed for dealers under this arrangement was $1,156,036,000, which included $480,853,000 in the Polaris Acceptance portfolio and $675,183,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2017, the potential 15 percent aggregate repurchase obligation is approximately $183,951,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 8. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of March 31, 2017 and December 31, 2016, our investment in Eicher-Polaris Private Limited (EPPL) represents the majority of these investments and is recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s investment in EPPL was $20,553,000 and $20,182,000, respectively. Through March 31, 2017, Polaris has invested $45,016,000 in the joint venture. Polaris’ share of EPPL loss for the three months ended March 31, 2017 and 2016 was $1,900,000 and $2,058,000, respectively. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. As a result of the Victory Motorcycle wind down, the Company recorded an impairment of a cost-method investment in Brammo, Inc. during the quarter. See Note 12 for additional discussion related to charges incurred related to the Victory wind down.

Note 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2017, the Company had an accrual of $43,991,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of March 31, 2017 and December 31, 2016, the fair value of contingent purchase price commitments are immaterial.

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
At March 31, 2017, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$23,917	$(262)
Canadian Dollar	108,326	1,000
Mexican Peso	14,411	137
Total	$146,654	$875
These contracts, with maturities through March 2018, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$1,441	$(566)	$875
Total derivatives designated as hedging instruments	$1,441	$(566)	$875
Total derivatives	$1,441	$(566)	$875

	Carrying Values of Derivative Instruments as of December 31, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,128	$(1,830)	$298
Total derivatives designated as hedging instruments	$2,128	$(1,830)	$298
Total derivatives	$2,128	$(1,830)	$298

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 was $356,000 and $(7,185,000), respectively.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2017.

Note 11. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has five operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, 4) Global Adjacent Markets and 5) Aftermarket, and four reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, 3) Global Adjacent Markets, and 4) Aftermarket.
Through December 31, 2016, the Company reported under three segments for segment reporting. However, during the first quarter ended March 31, 2017, as a result of the acquisition of TAP, the Company established a new reporting segment, Aftermarket, which includes the results of TAP as well as the other aftermarket brands. The comparative 2016 results were reclassified to reflect the new reporting segment structure.
The ORV/Snowmobiles segment includes the aggregated results of our ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets and Aftermarket segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to individual segments, which include incentive-based compensation and other unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data (in thousands):

	Three months ended March 31,
	2017	2016
Sales
ORV/Snowmobiles	$724,103	$708,103
Motorcycles	120,289	185,267
Global Adjacent Markets	91,555	74,109
Aftermarket	217,835	15,517
Total sales	$1,153,782	$982,996
Gross profit
ORV/Snowmobiles	$212,959	$205,987
Motorcycles	(19,881)	27,259
Global Adjacent Markets	28,098	20,383
Aftermarket	41,564	4,699
Corporate	(20,249)	(10,750)
Total gross profit	$242,491	$247,578
Note 12. Victory Motorcycles Wind Down
On January 9, 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory® Motorcycles brand. The Company has commenced the wind down activities and disposition options for the related assets. As a result of the wind down activities, the Company incurred total charges of $45,782,000 for the three months ended March 31, 2017 that are within the scope of ASC 420, Exit or Disposal Cost Obligations, which does not include promotional impacts of $11,798,000 incurred during the quarter. The Company estimates that the total impact of wind down activities in 2017 will be in the range of $70,000,000 to $90,000,000, inclusive of promotional activity. Substantially all costs related to wind down activities are expected to be recognized by the end of 2017.
As a result of the wind down activities, the Company incurred expenses within the scope of ASC 420 of $45,782,000 during the three months ended March 31, 2017, consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. There were no wind down expenses related to this initiative during the three months ended March 31, 2016. The wind down expenses have been included as components of cost of sales, selling and administrative, general and administrative expenses or other expense, net, in the consolidated income statements. Charges related to the wind down plan for the three months ended March 31, 2017 within the scope of ASC 420 were as follows (in thousands):

Three months ended March 31,
2017
Contract termination charges	$14,307
Asset impairment charges	18,760
Inventory charges	7,451
Other costs	5,264
Total	$45,782

The total liability balance related to the Victory Motorcycles wind down activities is $24,061,000 as of March 31, 2017, and is included in other accrued expenses and inventory in the consolidated balance sheets. Changes to this accrual during the three months ended March 31, 2017 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Liability balance as of January 1, 2017	—	—	—	—
Expenses	$14,307	$7,451	$5,264	$27,022
Cash payments	(187)	—	(2,774)	(2,961)
Liability balance as of March 31, 2017	$14,120	$7,451	$2,490	$24,061

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month periods ended March 31, 2017 compared to the three month periods ended March 31, 2016. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Work & Transportation and Government and Defense vehicles; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported a net loss of $2.9 million, or $0.05 per diluted share, compared to 2016 first quarter net income of $46.9 million, or $0.71 per diluted share. Sales totaled $1,153.8 million, an increase of 17 percent from last year’s first quarter sales of $983.0 million. The sales increase was driven primarily by the acquisition of TAP. Our unit retail sales to consumers in North America decreased six percent in the first quarter of 2017, primarily driven by decreased retail demand for our snowmobiles and off-road vehicles. Our sales to customers outside of North America increased two percent, driven by a 13 percent increase in sales in the Asia/Pacific region, partially offset by flat results in the Europe, Middle East and Africa (“EMEA”) and Latin American regions. Our gross profit of $242.5 million decreased two percent from $247.6 million in the comparable prior year period. The decrease in gross profit included the negative impact of $38.6 million of Victory wind down costs and $12.9 million of purchase accounting adjustments related to the TAP acquisition. Our liquidity remained healthy with $137.5 million of cash on hand and $380.5 million of availability on the revolving loan facility at March 31, 2017.
As a result of our decision to wind down the Victory Motorcycles brand, total non-recurring wind down activities had a pre-tax impact of $57.6 million for the three months ended March 31, 2017. We estimate the total pre-tax impact of non-recurring wind down activities in 2017 to be in the range of $70.0 million to $90.0 million. Substantially all costs related to wind down activities are expected to be recognized by the end of 2017.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the first quarter 2017 to the first quarter 2016.
Sales:
Quarter sales were $1,153.8 million, a 17 percent increase from $983.0 million of quarter sales in the prior year. The following table is an analysis of the percentage change in total Company sales:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2017
Volume	(2)%
Product mix and price	(2)
Acquisitions	21
Currency	—
17%
Quarter volume decreased due to lower motorcycle shipments and negative product mix. The acquisition impact is driven primarily by the TAP acquisition in 2016.

Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016
ORV/Snowmobiles	$724.1	63%	$708.1	72%	2%
Motorcycles	120.3	10%	185.3	19%	(35)%
Global Adjacent Markets	91.6	8%	74.1	8%	24%
Aftermarket	217.8	19%	15.5	1%	1,304%
Total sales	$1,153.8	100%	$983.0	100%	17%
ORV/Snowmobiles
ORVs: Quarter sales increased primarily due to increased ORV PG&A sales, with wholegood sales approximately flat in the quarter. Sales outside North America increased five percent in the quarter, primarily due to increased shipments. The quarter average per unit sales price increased one percent.
Our North American ORV quarter unit retail sales to consumers were down mid-single digits percent compared to the 2016 first quarter, with consumer purchases of side-by-side vehicles, which include RANGER®, RZR, and Polaris GENERAL™, down low-single digits percent, and ATV retail sales down low-double digits percent over the prior year. The Company estimates that North American industry ORV retail sales were down mid-single digits percent from the first quarter of 2016. Polaris’ North American dealer unit inventory decreased nine percent from the first quarter of 2016.
Snowmobiles: Quarter sales were approximately flat year-over-year. Sales outside North America decreased seven percent in the quarter, primarily due to decreased shipments in the EMEA region.
For the snowmobile season ended March 31, 2017 compared to the season ended March 31, 2016, the North American industry retail sales were down mid-single digits percent due to unfavorable snow conditions. Our North American retail sales were down low-double digits percent for the full 2016-2017 season, resulting in a decrease in market share.
Motorcycles
Quarter sales decreased due to decreased shipments resulting from the wind down of Victory® Motorcycles, as well as decreased shipments of Slingshot®, partially offset by increased shipments of Indian Motorcycle®. Indian Motorcycle sales increased in the first quarter driven by strong retail sales demand. Slingshot sales were negatively impacted by low availability of salable product due to quality holds during the quarter. Quarter sales to customers outside of North America decreased 13 percent due primarily to reduced shipments of Victory Motorcycles. The quarter average per unit sales price decreased seven percent primarily due to increased promotions on Victory Motorcycles.
Consumer North American retail sales for Indian Motorcycle and Slingshot decreased mid-single digits percent for the quarter. Indian Motorcycle retail sales increased low-double digits percent and gained market share. Slingshot retail sales decreased significantly due to low product availability against a difficult comparable sales period as the top of the line Slingshot SLR model was released in the first quarter of last year. North American industry retail sales, 900cc and above, were down mid-single digits percent in the quarter. North American Polaris dealer inventory increased high-single digits percent.
Global Adjacent Markets
Quarter sales increased due primarily to the acquisition of Taylor-Dunn in March 2016 and increased Aixam sales. Government and Defense sales were more than double the previous year’s quarter sales. The quarter average per unit sales price increased three percent.
Aftermarket
Quarter sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased due to the acquisition of TAP in November 2016. TAP contributed sales of $202.0 million for the quarter.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016
United States	$930.6	81%	$766.3	78%	21%
Canada	57.0	5%	54.1	5%	5%
Other foreign countries	166.2	14%	162.6	17%	2%
Total sales	$1,153.8	100%	$983.0	100%	17%

United States: Quarter sales in the U.S. increased due primarily to our acquisition of TAP in November 2016.
Canada: Quarter sales in Canada increased due to the acquisition of TAP, partially offset by lower shipments of Victory Motorcycles and ORVs. The U.S. dollar to Canadian dollar exchange rate positively impacted our quarter sales by approximately three percent.
Other foreign countries: Quarter sales in other foreign countries increased due to increased ORV shipments, primarily in the EMEA region as well as increased Aixam sales in Global Adjacent Markets, partially offset by lower motorcycle sales. Currency rate movements had a negative impact of three percent on quarter sales.
Cost of Sales:

	Three months ended March 31,
($ in millions)	2017	Percent of Total Cost of Sales	2016	Percent of Total Cost of Sales	Change 2017 vs. 2016
Purchased materials and services	$779.6	86%	$618.9	84%	26%
Labor and benefits	65.5	7%	59.0	8%	11%
Depreciation and amortization	34.5	4%	28.3	4%	22%
Warranty costs	31.7	3%	29.2	4%	9%
Total cost of sales	$911.3	100%	$735.4	100%	24%
Percentage of sales	79.0%		74.8%	+417 basis points
The increase in quarter cost of sales dollars resulted primarily from the acquisition of TAP and Victory wind down costs.
 Gross Profit:

	Three months ended March 31,
($ in millions)	2017	Percent of Sales	2016	Percent of Sales	Change 2017 vs. 2016
ORV/Snowmobiles	$213.0	29.4%	$206.0	29.1%	3%
Motorcycles	(19.9)	(16.5)%	27.3	14.7%	(173)%
Global Adjacent Markets	28.1	30.7%	20.4	27.5%	38%
Aftermarket	41.5	19.1%	4.7	30.3%	785%
Corporate	(20.2)		(10.8)
Total gross profit dollars	$242.5		$247.6		(2)%
Percentage of sales	21.0%		25.2%	-417 basis points
Consolidated. Quarter gross profit, as a percentage of sales, decreased due to the negative impact of $38.6 million of costs related to the wind down of Victory Motorcycles, $12.9 million of inventory step-up accounting adjustments related to the TAP acquisition, and increased promotional costs. These costs were partially offset by product cost reduction efforts generated through lean initiatives and favorable product mix.
ORV/Snowmobiles. Gross profit, as a percentage of sales, increased for the quarter, primarily due to favorable changes in product mix.
Motorcycles. Gross profit, as a percentage of sales, decreased significantly for the quarter, primarily due to higher costs associated with the wind down of Victory motorcycles, including increased promotions and inventory charges.

Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter, primarily due to the acquisition of Taylor-Dunn, increased sales volumes of Aixam vehicles and increased sales within Government and Defense.
Aftermarket. Gross profit, as a percentage of sales, decreased due to the negative impact of a $12.9 million inventory step-up adjustment related to the TAP acquisition.
Operating Expenses:

	Three months ended March 31,
($ in millions)	2017	2016	Change 2017 vs. 2016
Selling and marketing	$114.3	$77.2	48%
Research and development	52.0	43.1	21%
General and administrative	75.5	69.6	9%
Total operating expenses	$241.8	$189.9	27%
Percentage of sales	21.0%	19.3%	+164 basis points
Operating expenses, as a percentage of sales and in absolute dollars, for the quarter increased primarily due to the TAP acquisition. Operating expenses also included $6.0 million of Victory wind down costs and $3.3 million of TAP integration expenses. In addition to these costs, general and administrative expenses increased due to more normalized variable compensation expenses and research and development expenses increased for ongoing product refinement and innovation.
Income from Financial Services:

	Three months ended March 31,
($ in millions)	2017	2016	Change 2017 vs. 2016
Income from financial services	$20.4	$19.5	5%
Percentage of sales	1.8%	2.0%	-21 basis points
The increase for the quarter in income from financial services is directly related to higher income from the sale of extended service contracts. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Income Statement:

	Three months ended March 31,
($ in millions except per share data)	2017	2016	Change 2017 vs. 2016
Interest expense	$7.9	$2.9	176%
Equity in loss of other affiliates	$1.9	$2.1	(8)%
Other expense, net	$11.6	$0.1	NM

Income (loss) before taxes	$(0.3)	$72.1	(100)%
Provision for income taxes	$2.6	$25.3	(90)%
Percentage of income before taxes	(774.2)%	35.0%	NM

Net income (loss)	$(2.9)	$46.9	(106)%
Diluted net income (loss) per share:	$(0.05)	$0.71	(107)%
Weighted average diluted shares outstanding	64.1	66.0	(3)%
NM = not meaningful
Interest expense: The quarter increase is primarily due to increases in debt levels related to the acquisition of TAP in November 2016 through borrowings on our term loan facility during the comparative periods.
Equity in loss of other affiliates: Quarter losses relate to continued operating activities at Eicher-Polaris Private Limited (EPPL). During the quarter, EPPL continued production of the jointly-developed Multix™ personal vehicle, which is specifically designed to satisfy the varied transportation needs of consumers in India. We have recorded our proportionate 50 percent share of EPPL losses.

Other expense, net: The quarter change primarily relates to an impairment of a cost method investment recorded due to the wind down of Victory Motorcycles, and foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The effective income tax rate was (774.2)% for the first quarter of 2017, compared with 35.0% for the first quarter of 2016. The negative income tax rate for the first quarter of 2017, compared with 2016 was primarily due to the small pretax loss generated in the quarter (as the impact of discrete items increases with lower pretax earnings) combined with unfavorable discrete tax adjustments related to the non-deductible impairment loss recorded on a cost method investment offset by favorable changes related to the excess tax benefits now recognized as a reduction of income tax expense due to share-based payment accounting under ASU No. 2016-09.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding decreased approximately three percent due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.58 per share on March 15, 2017 to holders of record at the close of business on March 1, 2017. On April 27, 2017, the Polaris Board of Directors declared a regular cash dividend of $0.58 per share payable on June 15, 2017 to holders of record of such shares at the close of business on June 1, 2017.

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2017	2016	Change
Total cash provided by (used for):
Operating activities	$50.9	$139.0	$(88.1)
Investing activities	(24.7)	(107.5)	82.8
Financing activities	(20.0)	(45.0)	25.0
Impact of currency exchange rates on cash balances	4.0	3.9	0.1
Increase (decrease) in cash and cash equivalents	$10.2	$(9.6)	$19.8
Operating activities: The $88.1 million decrease in net cash provided by operating activities in 2017 is primarily the result of decreased net income, and increased working capital required. The increase in working capital for the three months ended March 31, 2017 was $62.3 million. Changes in working capital (as reflected in our statements of cash flows) was an increase of $19.2 million, compared to an decrease of $43.1 million for the same period in 2016. This was primarily due to an increase in net cash used of $63.3 million related to inventory purchases, and a decrease in net cash used of $32.8 million related to the timing of receipts of accounts receivable, partially offset by a decrease in net cash used of $83.0 million related to payments made for accounts payable.
Investing activities: The primary use of cash was for the purchase of property and equipment, for continued capacity and capability at our manufacturing facilities.
Financing activities: Cash used for financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $33.9 million compared to net borrowings of $66.4 million in the 2016 comparable period, and common stock repurchases of $21.8 million compared to $84.9 million in the 2016 comparable period. Additionally, we paid cash dividends of $36.4 million and $35.4 million for the three months ended March 31, 2017 and 2016, respectively. Proceeds from the issuance of stock under employee plans were $4.3 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to a $600 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $750 million term loan facility, of which $730 million is outstanding as of March 31, 2017.
We enter into leasing arrangements to finance the use of certain property and equipment.
We have a mortgage note payable agreement for land, on which Polaris built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $12.1 million is outstanding as of March 31, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. We have met the required commitments to date, and expect to comply with the commitments in the future.
Debt, capital lease obligations, notes payable, and the average related interest rates at March 31, 2017 were as follows:

($ in millions)	Average interest rate at March 31, 2017	Maturity	March 31, 2017
Revolving loan facility	1.88%	May 2021	$219.1
Term loan facility	2.23%	May 2021	730.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.03%	Various through 2029	19.2
Notes payable and other	3.50%	June 2027	12.4
Debt issuance costs			(2.9)
Total debt, capital lease obligations, and notes payable			$1,177.8
Less: current maturities			2.9
Long-term debt, capital lease obligations, and notes payable			$1,174.9
Our debt to total capital ratio was 58 percent and 36 percent at March 31, 2017 and 2016, respectively.
Additionally, at March 31, 2017, we had letters of credit outstanding of $15.0 million primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 79.3 million shares have been repurchased cumulatively from 1996 through March 31, 2017. We repurchased approximately 0.3 million shares of our common stock for $21.8 million during the first three months of 2017, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 7.2 million shares of our common stock as of March 31, 2017. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Other Financial Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ U.S. sales, whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement is effective through February 2022.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At March 31, 2017, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,156.0 million, a ten percent decrease from $1,282.3 million at March 31, 2016.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2017, was $87.4 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 7 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2017, the agreements in place were as follows:

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
Mexican Peso: We have a production facility in Monterrey, Mexico, and also market and sell to customers in Mexico through a wholly owned subsidiary. Fluctuations in the peso to U.S. dollar exchange rate primarily impact sales, cost of sales, and net income.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts both sales and net income.
Other currencies: We operate in various countries, principally in Europe and Australia, through wholly owned subsidiaries and also sell to certain distributors in other countries. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in the Euro and other foreign currencies. The relationship of the U.S. dollar with these other currencies impacts each of sales, cost of sales and net income.

At March 31, 2017, we had the following open foreign currency hedging contracts for the remainder of 2017 and through March 2018, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	First quarter 2017	Estimated remainder of 2017
Australian Dollar (AUD)	Long	$23,917	$0.74 to 1 AUD	Slightly positive	Slightly positive
Canadian Dollar (CAD)	Long	108,326	$0.76 to 1 CAD	Slightly negative	Negative
Euro	Long	—	—	Negative	Negative
Japanese Yen	Short	—	—	Negative	Slightly negative
Mexican Peso	Short	14,411	19 Peso to $1	Slightly positive	Slightly positive
Norwegian Krone	Long	—	—	Neutral	Slightly negative
Swedish Krona	Long	—	—	Slightly negative	Slightly negative
Swiss Franc	Short	—	—	Neutral	Neutral

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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. While we occasionally enter into these derivative contracts, at March 31, 2017, we do not have any open derivative contracts in place to hedge our diesel fuel exposure. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly negative impact on our gross margins for the remainder of 2017 when compared to the same period in the prior year.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At March 31, 2017, we had an outstanding balance of $219.1 million on the revolving loan facility, and an outstanding balance of $730.0 million on the term loan facility.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to mange our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

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

Class action lawsuit. In September and October 2016, investors filed two purported class action complaints in the United States District Court for the District of Minnesota naming the Company and two of its executive officers as defendants. On December 12, 2016, the District Court consolidated the two actions and appointed a lead plaintiff and lead counsel. In a later order, the court set a date of March 14, 2017, for the lead plaintiff to file a consolidated amended complaint or to designate one of the filed complaints as the operative pleading. On March 14, 2017, the lead plaintiff filed a consolidated amended complaint against the Company and six current or former executives for alleged violations of the federal securities laws. The lead plaintiff seeks to represent a class of persons who purchased or acquired Polaris securities during the time period from February 20, 2015 through September 11, 2016. The amended complaint alleges that, during the proposed class period, defendants made materially false or misleading public statements about the Company’s business, operations, forecasts, and compliance policies relating to certain of its ORV products and product recalls. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unspecified amount, pre-judgment and post-judgment interest, and an award of attorneys’ fees and expenses. The Company intends to vigorously defend the action.

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2016 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2017	104,000	$85.43	104,000	7,359,000
February 1 — 28, 2017	150,000	$84.79	150,000	7,209,000
March 1 — 31, 2017	2,000	$85.58	2,000	7,207,000
Total	256,000	$85.06	256,000	7,207,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 79.3 million shares have been repurchased cumulatively from 1996 through March 31, 2017. The Program does not have an expiration date.

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

4.1
Amendment to Amended and Restated Rights Agreement, dated as of April 10, 2017, by and between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K, filed April 10, 2017.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on April 27, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	April 27, 2017	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2017	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)