Form 10-Q
period 2017-06-30
POLARIS INDUSTRIES INC/MN
filed 2017-07-24
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 17, 2017, 62,558,720 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,378	$127,325
Trade receivables, net	169,314	174,832
Inventories, net	815,990	746,534
Prepaid expenses and other	85,221	91,636
Income taxes receivable	18,976	50,662
Total current assets	1,216,879	1,190,989
Property and equipment, net	736,866	727,596
Investment in finance affiliate	86,552	94,009
Deferred tax assets	192,167	188,471
Goodwill and other intangible assets, net	786,935	792,979
Other long-term assets	95,573	105,553
Total assets	$3,114,972	$3,099,597
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$2,831	$3,847
Accounts payable	352,538	273,742
Accrued expenses:
Compensation	116,341	122,214
Warranties	108,403	119,274
Sales promotions and incentives	176,978	158,562
Dealer holdback	116,804	117,574
Other	164,486	162,432
Income taxes payable	9,725	2,106
Total current liabilities	1,048,106	959,751
Long-term income taxes payable	27,764	26,391
Capital lease obligations	18,245	17,538
Long-term debt	1,046,721	1,120,525
Deferred tax liabilities	9,009	9,127
Other long-term liabilities	100,625	90,497
Total liabilities	$2,250,470	$2,223,829
Deferred compensation	$10,725	$8,728
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 62,557 and 63,109 shares issued and outstanding, respectively	$626	$631
Additional paid-in capital	679,689	650,162
Retained earnings	227,904	300,084
Accumulated other comprehensive loss, net	(54,442)	(83,837)
Total shareholders’ equity	853,777	867,040
Total liabilities and shareholders’ equity	$3,114,972	$3,099,597
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales	$1,364,920	$1,130,777	$2,518,702	$2,113,773
Cost of sales	1,014,534	846,274	1,925,825	1,581,692
Gross profit	350,386	284,503	592,877	532,081
Operating expenses:
Selling and marketing	118,531	77,820	232,844	155,061
Research and development	60,753	45,579	112,758	88,688
General and administrative	91,063	64,566	166,577	134,146
Total operating expenses	270,347	187,965	512,179	377,895
Income from financial services	19,143	20,464	39,573	39,960
Operating income	99,182	117,002	120,271	194,146
Non-operating expense:
Interest expense	8,032	3,802	15,946	6,667
Equity in loss of other affiliates	1,336	1,583	3,236	3,641
Other expense (income), net	(2,152)	1,805	9,456	1,886
Income before income taxes	91,966	109,812	91,633	181,952
Provision for income taxes	29,925	38,646	32,503	63,897
Net income	$62,041	$71,166	$59,130	$118,055
Net income per share:
Basic	$0.99	$1.10	$0.94	$1.82
Diluted	$0.97	$1.09	$0.92	$1.80
Weighted average shares outstanding:
Basic	62,895	64,406	63,012	64,726
Diluted	63,807	65,297	63,970	65,639

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$62,041	$71,166	$59,130	$118,055
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of ($265) and ($435) in 2017 and ($172) and $28 in 2016	17,020	(10,904)	30,436	(1,038)
Unrealized loss on derivative instruments, net of tax benefit of $860 and $649 in 2017 and $44 and $4,318 in 2016	(1,397)	(74)	(1,041)	(7,259)
Comprehensive income	$77,664	$60,188	$88,525	$109,758
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net income	$59,130	$118,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,124	78,109
Noncash compensation	31,416	38,382
Noncash income from financial services	(13,328)	(14,828)
Deferred income taxes	(4,083)	(4,876)
Impairment charges	18,760	—
Other, net	3,236	3,641
Changes in operating assets and liabilities:
Trade receivables	12,370	14,744
Inventories	(59,421)	27,605
Accounts payable	75,576	45,598
Accrued expenses	6,406	4,910
Income taxes payable/receivable	40,727	28,527
Prepaid expenses and others, net	2,136	8,416
Net cash provided by operating activities	264,049	348,283
Investing Activities:
Purchase of property and equipment	(81,803)	(117,628)
Investment in finance affiliate, net	20,785	20,030
Investment in other affiliates	(1,814)	(6,861)
Acquisition and disposal of businesses, net of cash acquired	1,645	(54,830)
Net cash used for investing activities	(61,187)	(159,289)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	932,317	1,202,652
Repayments under debt arrangements / capital lease obligations	(1,010,870)	(1,198,337)
Repurchase and retirement of common shares	(65,622)	(143,876)
Cash dividends to shareholders	(72,612)	(70,583)
Proceeds from stock issuances under employee plans	7,027	11,758
Net cash used for financing activities	(209,760)	(198,386)
Impact of currency exchange rates on cash balances	6,951	676
Net increase (decrease) in cash and cash equivalents	53	(8,716)
Cash and cash equivalents at beginning of period	127,325	155,349
Cash and cash equivalents at end of period	$127,378	$146,633

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$15,466	$6,537
Income taxes paid (refunded)	$(4,735)	$34,966
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$50,556	$50,556	—	—
Total assets at fair value	$50,556	$50,556	—	—
Non-qualified deferred compensation liabilities	(50,556)	$(50,556)	—	—
Foreign exchange contracts, net	(1,428)	—	$(1,428)	—
Total liabilities at fair value	$(51,984)	$(50,556)	$(1,428)	—

	Fair Value Measurements as of December 31, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,330	$49,330	—	—
Foreign exchange contracts, net	298	—	$298	—
Total assets at fair value	$49,628	$49,330	$298	—
Non-qualified deferred compensation liabilities	(49,330)	$(49,330)	—	—
Total liabilities at fair value	$(49,330)	$(49,330)	$—	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At June 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt, capital lease obligations and notes payable was approximately $1,080,788,000 and

$1,156,181,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, capital lease obligations and notes payable including current maturities was $1,067,797,000 and $1,141,910,000 as of June 30, 2017 and December 31, 2016, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials and purchased components	$147,673	$141,566
Service parts, garments and accessories	318,378	316,383
Finished goods	411,383	333,760
Less: reserves	(61,444)	(45,175)
Inventories	$815,990	$746,534
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$109,852	$67,207	$119,274	$56,474
Additions to warranty reserve through acquisitions	—	42	—	147
Additions charged to expense	30,122	38,358	61,816	67,531
Warranty claims paid, net	(31,571)	(28,734)	(72,687)	(47,279)
Balance at end of period	$108,403	$76,873	$108,403	$76,873
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
Deferred revenue. In the second quarter of 2016, Polaris began financing its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Additionally, in the fourth quarter of 2016, the Company acquired Transamerican Auto Parts (“TAP”), which recognizes revenues related to sales of its extended warranty programs for tires and other products over the term of the warranty period which vary from two to five years. Warranty costs are recognized as incurred. Revenues related to sales of its extended warranty program for powertrains and related accrued costs for claims are deferred and amortized over the warranty period, generally five years, while warranty administrative costs are recognized as incurred. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$30,445	—	$26,157	—
New contracts sold	8,772	8,276	15,114	8,276
Less: reductions for revenue recognized	(3,029)	(176)	(5,083)	(176)
Balance at end of period (1)	$36,188	$8,100	$36,188	$8,100

(1) Unamortized extended service contract premiums (deferred revenue) of $14,678,000 and $21,510,000 were recorded in other current liabilities, and other long-term liabilities, respectively, as of June 30, 2017.
New accounting pronouncements.
Share-based payment accounting. During the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the adoption, the Company recognized a tax benefit of $1,225,000 and $3,149,000 of excess tax benefits related to share-based payments in our provision for income taxes for the three and six months ended June 30, 2017. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis. The Company’s compensation expense each period continues to reflect estimated forfeitures.
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
Statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt the requirements of the new standard for the Company’s fiscal year beginning January 1, 2018, using the retrospective transition method, as required by the new standard. The adoption of this ASU is not expected to have a material impact to the consolidated statements of cash flows.
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
As of June 30, 2017, the purchase price allocation for the acquisition is preliminary. The following table summarizes the preliminary fair values assigned to the TAP net assets acquired and the determination of final net assets (in thousands):

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

	Three months ended June 30, 2016	Six months ended June 30, 2016
Net sales	$1,328,647	$2,499,277
Net income	$78,018	$129,067
Basic earnings per share	$1.21	$1.99
Diluted earnings per common share	$1.19	$1.97

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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Option plan	$5,649	$6,158	$7,071	$11,562
Other share-based awards	13,018	9,362	22,110	18,819
Total share-based compensation before tax	18,667	15,520	29,181	30,381
Tax benefit	6,933	5,789	10,838	11,332
Total share-based compensation expense included in net income	$11,734	$9,731	$18,343	$19,049
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2017, there was $125,826,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.89 years. Included in unrecognized share-based compensation is approximately $42,458,000 related to stock options and $83,368,000 for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at June 30, 2017	Maturity	June 30, 2017	December 31, 2016
Revolving loan facility	2.15%	May 2021	$118,268	$172,142
Term loan facility	2.44%	May 2021	720,000	740,000
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.03%	Various through 2029	19,868	19,306
Notes payable and other	3.50%	June 2027	12,383	13,618
Debt issuance costs			(2,722)	(3,156)
Total debt, capital lease obligations, and notes payable			$1,067,797	$1,141,910
Less: current maturities			2,831	3,847
Total long-term debt, capital lease obligations, and notes payable			$1,064,966	$1,138,063
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000, of which $720,000,000 is outstanding as of June 30, 2017.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of June 30, 2017.
The debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in our consolidated statements of income over the expected remaining terms of the related debt.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $12,083,000 is outstanding as of June 30, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Goodwill	$427,790	$421,563
Other intangible assets, net	359,145	371,416
Total goodwill and other intangible assets, net	$786,935	$792,979
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
In November 2016, the Company acquired TAP, a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. TAP is based in Compton, California, and is included in the Aftermarket reporting segment. As of June 30, 2017, the purchase price allocation for the TAP acquisition remains preliminary.
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows (in thousands):

Six months ended June 30, 2017
Goodwill, beginning of period	$421,563
Goodwill from businesses acquired	—
Currency translation effect on foreign goodwill balances	6,227
Goodwill, end of period	$427,790
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2017	December 31, 2016
Non-amortizable—indefinite lived:
Brand names		$230,082	$229,121
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	5-10	167,537	164,837
Developed technology	5-7	22,755	26,048
Total amortizable		190,832	191,425
Less: Accumulated amortization		(61,769)	(49,130)
Net amortized other intangible assets		129,063	142,295
Total other intangible assets, net		$359,145	$371,416
Amortization expense for intangible assets for the three months ended June 30, 2017 and 2016 was $6,238,000 and $3,774,000, respectively. Estimated amortization expense for the remainder of 2017 through 2022 is as follows: 2017 (remainder), $14,000,000; 2018, $25,900,000; 2019, $24,400,000; 2020, $19,500,000; 2021, $17,100,000; 2022, $15,900,000; and after 2022, $12,300,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the six months ended June 30, 2017, Polaris paid $65,622,000 to repurchase and retire approximately 758,000 shares of its common stock. As of June 30, 2017, the Board of Directors has authorized the Company to repurchase up to an additional 6,705,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.58 per share on June 15, 2017 to holders of record at the close of business on June 1, 2017. Cash dividends declared per common share for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cash dividends declared and paid per common share	$0.58	$0.55	$1.16	$1.10

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding	62,638	64,130	62,756	64,444
Director Plan and deferred stock units	157	166	151	181
ESOP	100	110	105	101
Common shares outstanding—basic	62,895	64,406	63,012	64,726
Dilutive effect of Omnibus Plan	912	891	958	913
Common and potential common shares outstanding—diluted	63,807	65,297	63,970	65,639
During the three and six months ended June 30, 2017, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 3,626,000 and 3,398,000, respectively, compared to 1,809,000 and 1,672,000 for the same periods in 2016.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(84,133)	$296	$(83,837)
Reclassification to the income statement	—	(2,171)	(2,171)
Change in fair value	30,436	1,130	31,566
Balance as of June 30, 2017	$(53,697)	$(745)	$(54,442)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Foreign currency contracts	Other expense, net	$1,380	$493	$2,607	$2,423
Foreign currency contracts	Cost of sales	(32)	(278)	(436)	(849)
Total		$1,348	$215	$2,171	$1,574
The net amount of the existing gains or losses at June 30, 2017 that is expected to be reclassified into the income statement within the next 12 months is not expected to be material. See Note 10 for further information regarding Polaris’ derivative activities.

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
Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale”

under Accounting Standards Codification (“ASC”) Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement is effective through February 2022.
Polaris’ total investment in Polaris Acceptance of $86,552,000 at June 30, 2017 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2017, the outstanding amount of net receivables financed for dealers under this arrangement was $1,078,043,000, which included $467,531,000 in the Polaris Acceptance portfolio and $610,512,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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

Note 8. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of June 30, 2017 and December 31, 2016, the Company’s investment in Eicher-Polaris Private Limited (EPPL) represents the majority of these investments and is recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s investment in EPPL was $19,930,000 and $20,182,000, respectively. Through June 30, 2017, Polaris has invested $45,016,000 in the joint venture. Polaris’ share of EPPL loss for the three and six months ended June 30, 2017 was $1,336,000 and $3,236,000, respectively, compared to $1,583,000 and $3,641,000, for the same respective periods in 2016. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. As a result of the Victory Motorcycle wind down, the Company recorded an impairment of a cost-method investment in Brammo, Inc. during the first quarter of 2017. See Note 12 for additional discussion related to charges incurred related to the Victory wind down.
Note 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2017, the Company had an accrual of $38,165,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.

Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using level 3 inputs, with the change in value reflected in the consolidated statements of income. As of June 30, 2017 and December 31, 2016, the fair values of contingent purchase price commitments are immaterial.

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
At June 30, 2017, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$25,653	$(307)
Canadian Dollar	129,555	(1,644)
Japanese Yen	2,533	(35)
Mexican Peso	8,040	558
Total	$165,781	$(1,428)
These contracts, with maturities through June 2018, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$583	$(2,011)	$(1,428)
Total derivatives designated as hedging instruments	$583	$(2,011)	$(1,428)
Total derivatives	$583	$(2,011)	$(1,428)

	Carrying Values of Derivative Instruments as of December 31, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,128	$(1,830)	$298
Total derivatives designated as hedging instruments	$2,128	$(1,830)	$298
Total derivatives	$2,128	$(1,830)	$298

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2017 was $1,397,000 and $1,041,000, respectively, compared to $74,000 and $7,259,000 for the same respective periods in 2016.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2017.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales
ORV/Snowmobiles	$845,508	$799,332	$1,569,611	$1,507,435
Motorcycles	197,997	228,392	318,286	413,659
Global Adjacent Markets	97,022	90,959	188,577	165,068
Aftermarket	224,393	12,094	442,228	27,611
Total sales	$1,364,920	$1,130,777	$2,518,702	$2,113,773
Gross profit
ORV/Snowmobiles	$266,150	$228,494	$479,109	$434,481
Motorcycles	21,116	38,915	1,235	66,174
Global Adjacent Markets	21,216	23,952	49,314	44,335
Aftermarket	59,918	2,982	101,482	7,681
Corporate	(18,014)	(9,840)	(38,263)	(20,590)
Total gross profit	$350,386	$284,503	$592,877	$532,081
Note 12. Victory Motorcycles Wind Down
On January 9, 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory® Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total charges of $10,683,000 and $56,465,000, respectively, for the three and six month periods ended June 30, 2017 that are within the scope of ASC 420, Exit or Disposal Cost Obligations. These totals exclude the promotional impacts of $168,000 and $11,966,000, respectively, incurred for the three and six month periods ended June 30, 2017. The Company estimates that the total impact of wind down activities in 2017 will be in the range of $80,000,000 to $90,000,000, inclusive of promotional activity. Substantially all costs related to wind down activities are expected to be recognized by the end of 2017.
As a result of the wind down activities, the Company has incurred expenses within the scope of ASC 420 consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. There were no wind down expenses related to this initiative during the three and six month periods ended June 30, 2016. The wind down expenses have been included as components of cost of sales, selling and administrative, general and administrative expenses or other expense, net, in the consolidated income statements. Charges related to the wind down plan for the three and six months ended June 30, 2017 within the scope of ASC 420 were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2017	2017
Contract termination charges	$3,388	$17,695
Asset impairment charges	—	18,760
Inventory charges	5,229	12,680
Other costs	2,066	7,330
Total	$10,683	$56,465

Total reserves related to the Victory Motorcycles wind down activities are $15,764,000 as of June 30, 2017. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the six months ended June 30, 2017 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of January 1, 2017	—	—	—	—
Expenses	$17,695	$12,680	$7,330	$37,705
Cash payments / scrapped inventory	(11,860)	(4,516)	(5,565)	(21,941)
Reserves balance as of June 30, 2017	$5,835	$8,164	$1,765	$15,764

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month periods ended June 30, 2017 compared to the three and six month periods ended June 30, 2016. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Work & Transportation and Government and Defense vehicles; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $62.0 million, or $0.97 per diluted share, compared to 2016 second quarter net income of $71.2 million, or $1.09 per diluted share. Sales totaled $1,364.9 million, an increase of 21 percent from last year’s second quarter sales of $1,130.8 million. The sales increase was driven primarily by the acquisition of TAP, as well as strong international and PG&A sales. Our unit retail sales to consumers in North America decreased three percent in the second quarter of 2017, primarily driven by decreased retail demand for ATVs and Slingshot. Our second quarter sales to North American customers increased 22 percent, due primarily to the TAP acquisition. Our sales to customers outside of North America increased twelve percent, driven by a 19 percent increase in sales in the Asia/Pacific region, an 11 percent increase in sales in Europe, Middle East and Africa (“EMEA”) and an 11 percent increase in the Latin American region. Our gross profit of $350.4 million increased 23 percent from $284.5 million in the comparable prior year period. The increase in gross profit dollars was primarily driven by the TAP acquisition. Our liquidity remained healthy with $127.4 million of cash on hand and $481.3 million of availability on the revolving loan facility at June 30, 2017.
As a result of our decision to wind down the Victory Motorcycles brand, total non-recurring wind down activities had a pre-tax impact of $10.9 million and $68.4 million for the three and six month periods ended June 30, 2017, respectively. We estimate the total pre-tax impact of non-recurring wind down activities in 2017 to be in the range of $80.0 million to $90.0 million. Substantially all costs related to wind down activities are expected to be recognized by the end of 2017.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the second quarter 2017 to the second quarter 2016, and all “year-to-date” comparisons are from the six month period ended June 30, 2017 to the six month period ended June 30, 2016.
Sales:
Quarter sales were $1,364.9 million, a 21 percent increase from $1,130.8 million of quarter sales in the prior year. Year to date sales were $2,518.7 million, a 19 percent increase from $2,113.8 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Volume	1%	—
Product mix and price	1	(1)%
Acquisitions	20	21
Currency	(1)	(1)
	21%	19%
The quarter and year-to-date acquisition impact is primarily driven by the TAP acquisition in 2016.

Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016
ORV/Snowmobiles	$845.5	62%	$799.3	71%	6%	$1,569.6	62%	$1,507.4	71%	4%
Motorcycles	198.0	15%	228.4	20%	(13)%	318.3	13%	413.7	20%	(23)%
Global Adjacent Markets	97.0	7%	91.0	8%	7%	188.6	7%	165.1	8%	14%
Aftermarket	224.4	16%	12.1	1%	1,755%	442.2	18%	27.6	1%	1502%
Total sales	$1,364.9	100%	$1,130.8	100%	21%	$2,518.7	100%	$2,113.8	100%	19%
ORV/Snowmobiles
ORVs: Quarter and year-to-date sales increased primarily due to increased ORV shipments of side-by-side vehicles as we began shipping RZR vehicles at a more normalized rate. Sales outside North America increased eight percent in the quarter, primarily due to increased shipments. The quarter average per unit sales price increased three percent.
Our North American ORV quarter unit retail sales to consumers were down low-single digits percent compared to the 2016 second quarter, with consumer purchases of side-by-side vehicles, which include RANGER®, RZR, and Polaris GENERAL™, up low-single digits percent, and ATV retail sales down high-single digits percent over the prior year. The Company estimates that North American industry ORV retail sales were up mid-single digits percent from the second quarter of 2016. Polaris’ North American dealer unit inventory decreased six percent from the second quarter of 2016.
Snowmobiles: Historically, the first half of the year are slow quarters for shipments to dealers due to the seasonality of the business. Quarter and year-to-date sales decreased due to the timing of shipments year-over-year.
Motorcycles
Quarter and year-to-date sales decreased due to the wind down of Victory® Motorcycles, as well as decreased shipments of Slingshot®, partially offset by increased shipments of Indian Motorcycle®. Indian Motorcycle sales increased in the second quarter driven by new product introductions and increased awareness of the brand. Quarter sales to customers outside of North America increased 11 percent due primarily to increased shipments of Indian Motorcycles. The quarter average per unit sales price decreased one percent, excluding Victory Motorcycles.
Consumer North American retail sales for Indian Motorcycle and Slingshot decreased low-single digits percent for the quarter. Indian Motorcycle retail sales increased 17 percent and gained market share. Slingshot retail sales decreased significantly due to tough comparables driven by increased shipments in the second quarter of 2016 ahead of our production move from Spirit Lake, Iowa to Huntsville, Alabama and the cadence of several limited edition models introduced in the second quarter last year. North American industry retail sales, 900cc and above, were down mid-single digits percent in the quarter. North American Polaris dealer inventory increased low-double digits percent.
Global Adjacent Markets
Quarter and year-to-date sales increased due primarily to increased Work and Transportation wholegood sales, including our Aixam quadricycle business and our Goupil light-utility business in France. The quarter average per unit sales price decreased one percent.
Aftermarket
Quarter and year-to-date sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased due to the acquisition of TAP in November 2016. TAP contributed sales of $209.1 million and $411.1 million for the quarter and year-to-date periods, respectively.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016
United States	$1,084.6	79%	$879.8	78%	23%	$2,015.2	80%	$1,646.1	78%	22%
Canada	89.1	7%	80.5	7%	11%	146.1	6%	134.6	6%	9%
Other foreign countries	191.2	14%	170.5	15%	12%	357.4	14%	333.1	16%	7%
Total sales	$1,364.9	100%	$1,130.8	100%	21%	$2,518.7	100%	$2,113.8	100%	19%

United States: Quarter and year-to-date sales in the U.S. increased due primarily to our acquisition of TAP in November 2016.
Canada: Quarter and year-to-date sales in Canada increased due to the acquisition of TAP and increased ORV shipments, partially offset by lower shipments of motorcycles. Currency rate movement had an unfavorable four and one percent impact on quarter and year-to-date sales, respectively.
Other foreign countries: Quarter and year-to-date sales in other foreign countries increased due to increased Indian Motorcycle shipments and ORV shipments.
Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2017	Percent of Total Cost of Sales	2016	Percent of Total Cost of Sales	Change 2017 vs. 2016	2017	Percent of Total Cost of Sales	2016	Percent of Total Cost of Sales	Change 2017 vs. 2016
Purchased materials and services	$876.6	86%	$708.3	84%	24%	$1,656.2	86%	$1,327.2	84%	25%
Labor and benefits	75.7	8%	69.3	8%	9%	141.2	7%	128.3	8%	10%
Depreciation and amortization	32.1	3%	30.3	4%	6%	66.6	4%	58.7	4%	13%
Warranty costs	30.1	3%	38.4	4%	(22)%	61.8	3%	67.5	4%	(8)%
Total cost of sales	$1,014.5	100%	$846.3	100%	20%	$1,925.8	100%	$1,581.7	100%	22%
Percentage of sales	74.3%		74.8%	-51 basis points		76.5%		74.8%	+163 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the acquisition of TAP and Victory wind down costs.
 Gross Profit:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2017	Percent of Sales	2016	Percent of Sales	Change 2017 vs. 2016	2017	Percent of Sales	2016	Percent of Sales	Change 2017 vs. 2016
ORV/Snowmobiles	$266.2	31.5%	$228.5	28.6%	16%	$479.1	30.5%	$434.5	28.8%	10%
Motorcycles	21.1	10.7%	38.9	17.0%	(46)%	1.2	0.4%	66.2	16.0%	-98%
Global Adjacent Markets	21.2	21.9%	23.9	26.3%	(11)%	49.3	26.2%	44.3	26.9%	11%
Aftermarket	59.9	26.7%	3.0	24.7%	1,899%	101.5	22.9%	7.7	27.8%	1,218%
Corporate	(18.0)		(9.8)			(38.3)		(20.6)
Total gross profit dollars	$350.4		$284.5		23%	$592.8		$532.1		11%
Percentage of sales	25.7%		25.2%	+51 basis points		23.5%		25.2%	-163 basis points
Consolidated. Quarter gross profit, as a percentage of sales, increased due to significant gross VIP cost savings and positive product mix, partially offset by higher promotions. Gross profit for the quarter includes the negative impact of $8.9 million of Victory wind down costs and $4.3 million of manufacturing network realignment costs. Year-to-date gross profit includes the negative impact of $47.4 million of costs related to the wind down of Victory Motorcycles, $13.0 million of inventory step-up accounting adjustments related to the TAP acquisition, and increased promotional costs. These year-to-date costs were partially offset by product cost reduction efforts generated through lean initiatives.
ORV/Snowmobiles. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to favorable changes in product mix.

Motorcycles. Gross profit, as a percentage of sales, decreased significantly for the quarter and year-to-date periods, primarily due to higher costs associated with the wind down of Victory motorcycles, including increased promotions and inventory charges, and unfavorable product mix.
Global Adjacent Markets. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to the $4.3 million of costs incurred related to the manufacturing network realignment.
Aftermarket. Gross profit, as a percentage of sales, increased for the quarter, due the acquisition of TAP. Year-to-date gross profit, as a percentage of sales, decreased due to the negative impact of $13.0 million of inventory step-up adjustments related to the TAP acquisition.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Change 2017 vs. 2016	2017	2016	Change 2017 vs. 2016
Selling and marketing	$118.5	$77.8	52%	$232.8	$155.1	50%
Research and development	60.8	45.6	33%	112.8	88.7	27%
General and administrative	91.1	64.6	41%	166.6	134.1	24%
Total operating expenses	$270.4	$188.0	44%	$512.2	$377.9	36%
Percentage of sales	19.8%	16.6%	+319 basis points	20.3%	17.9%	+246 basis points
Operating expenses, as a percentage of sales and in absolute dollars, for the quarter and year-to-date periods increased primarily due to the TAP acquisition. For the quarter, operating expenses included $2.0 million of Victory wind down costs and $3.7 million of TAP integration expenses. For the year-to-date period, operating expenses included $8.0 million of Victory wind down costs and $7.0 million of TAP integration expenses. In addition to these costs, research and development expenses increased for ongoing product refinement and innovation, and general and administrative costs have increased due to increased legal related expenses.
Income from Financial Services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Change 2017 vs. 2016	2017	2016	Change 2017 vs. 2016
Income from financial services	$19.1	$20.5	(6)%	$39.6	$40.0	(1)%
Percentage of sales	1.4%	1.8%	-41 basis points	1.6%	1.9%	-32 basis points
The decrease for the quarter and year-to-date periods in income from financial services is directly related to lower income generated from both the wholesale and retail portfolio, partially offset by increased income from the sale of extended service contracts. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Remainder of the Income Statement:

	Three months ended June 30,			Six months ended June 30,
($ in millions except per share data)	2017	2016	Change 2017 vs. 2016	2017	2016	Change 2017 vs. 2016
Interest expense	$8.0	$3.8	111%	$15.9	$6.7	139%
Equity in loss of other affiliates	$1.3	$1.6	(16)%	$3.2	$3.6	(11)%
Other expense (income), net	$(2.2)	$1.8	(222)%	$9.5	$1.9	401%

Income before taxes	$92.0	$109.8	(16)%	$91.6	$182.0	(50)%
Provision for income taxes	$29.9	$38.6	(23)%	$32.5	$63.9	(49)%
Percentage of income before taxes	32.5%	35.2%	-265 basis	35.5%	35.1%	+35 basis
			points			points
Net income	$62.0	$71.2	(13)%	$59.1	$118.1	(50)%
Diluted net income per share:	$0.97	$1.09	(11)%	$0.92	$1.80	(49)%
Weighted average diluted shares outstanding	63.8	65.3	(2)%	64.0	65.6	(2)%
Interest expense: The quarter and year-to-date increase is primarily due to increases in debt levels related to the acquisition of TAP in November 2016 through borrowings on our term loan facility during the comparative periods.
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
Other expense (income), net: The quarter change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period. The year-to-date change primarily relates to an impairment of a cost method investment recorded due to the wind down of Victory Motorcycles.
Provision for income taxes: The quarter tax rate decrease is partially due to a benefit recognized related to the adoption of the new employee share-based accounting standard adopted in the first quarter of 2017, and due to the impact of discrete tax events in the quarter.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding decreased approximately two percent due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.58 per share on June 15, 2017 to holders of record at the close of business on June 1, 2017.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2017	2016	Change
Total cash provided by (used for):
Operating activities	$264.1	$348.3	$(84.2)
Investing activities	(61.2)	(159.3)	98.1
Financing activities	(209.8)	(198.4)	(11.4)
Impact of currency exchange rates on cash balances	7.0	0.7	6.3
Increase (decrease) in cash and cash equivalents	$0.1	$(8.7)	$8.8
Operating activities: The $84.2 million decrease in net cash provided by operating activities in 2017 is primarily the result of decreased net income, and increased working capital required. The increase in working capital for the six months ended June 30, 2017 was $52.0 million. Changes in working capital (as reflected in our statements of cash flows) was a decrease of $77.8 million, compared to an decrease of $129.8 million for the same period in 2016. This was primarily due to an increase in net cash used of $87.0 million related to inventory purchases, partially offset by a decrease in net cash used of $30.0 million related to payments made for accounts payable.
Investing activities: The primary use of cash was for the purchase of property and equipment, for continued capacity and capability at our manufacturing facilities. Investing activities for the comparative 2016 period includes the acquisition of Taylor-Dunn.
Financing activities: Cash used for financing activities changed primarily due to net repayments under debt arrangements, capital lease obligations and notes payable of $78.6 million compared to net borrowings of $4.3 million in the 2016 comparable period, and common stock repurchases of $65.6 million compared to $143.9 million in the 2016 comparable period. Additionally, we paid cash dividends of $72.6 million and $70.6 million for the six months ended June 30, 2017 and 2016, respectively. Proceeds from the issuance of stock under employee plans were $7.0 million and $11.8 million for the six months ended June 30, 2017 and 2016, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to a $600 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $750 million term loan facility, of which $720 million is outstanding as of June 30, 2017.
We enter into leasing arrangements to finance the use of certain property and equipment.
We have a mortgage note payable agreement for land, on which Polaris built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $12.1 million is outstanding as of June 30, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. We have met the required commitments to date, and expect to comply with the commitments in the future.
Debt, capital lease obligations, notes payable, and the average related interest rates at June 30, 2017 were as follows:

($ in millions)	Average interest rate at June 30, 2017	Maturity	June 30, 2017
Revolving loan facility	2.15%	May 2021	$118.3
Term loan facility	2.44%	May 2021	720.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.03%	Various through 2029	19.9
Notes payable and other	3.50%	June 2027	12.4
Debt issuance costs			(2.8)
Total debt, capital lease obligations, and notes payable			$1,067.8
Less: current maturities			2.8
Long-term debt, capital lease obligations, and notes payable			$1,065.0
Our debt to total capital ratio was 56 percent and 34 percent at June 30, 2017 and 2016, respectively.
Additionally, at June 30, 2017, we had letters of credit outstanding of $15.8 million primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 79.8 million shares have been repurchased cumulatively from 1996 through June 30, 2017. We repurchased approximately 0.8 million shares of our common stock for $65.6 million during the first six months of 2017, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 6.7 million shares of our common stock as of June 30, 2017. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At June 30, 2017, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,078.0 million, a nine percent decrease from $1,180.4 million at June 30, 2016.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2017, was $86.6 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 7 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2017, the agreements in place were as follows:

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
At June 30, 2017, we had the following open foreign currency hedging contracts for the remainder of 2017 and through June 2018, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Second quarter 2017	Estimated remainder of 2017
Australian Dollar (AUD)	Long	$25,653	$0.75 to 1 AUD	Slightly positive	Slightly positive
Canadian Dollar (CAD)	Long	129,555	$0.75 to 1 CAD	Slightly negative	Neutral
Euro	Long	—	—	Negative	Neutral
Japanese Yen	Short	2,533	109 Yen to $1	Negative	Slightly negative
Mexican Peso	Short	8,040	20 Peso to $1	Slightly positive	Slightly positive
Norwegian Krone	Long	—	—	Slightly negative	Slightly negative
Swedish Krona	Long	—	—	Slightly negative	Slightly negative
Swiss Franc	Short	—	—	Neutral	Neutral

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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. While we occasionally enter into these derivative contracts, at June 30, 2017, we do not have any open derivative contracts in place to hedge our diesel fuel exposure. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly negative impact on our gross margins for the remainder of 2017 when compared to the same period in the prior year.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At June 30, 2017, we had an outstanding balance of $118.3 million on the revolving loan facility, and an outstanding balance of $720.0 million on the term loan facility.

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
Class action lawsuit. In September and October 2016, investors filed two purported class action complaints in the United States District Court for the District of Minnesota naming the Company and two of its executive officers as defendants. On December 12, 2016, the District Court consolidated the two actions and appointed a lead plaintiff and lead counsel. In a later order, the court set a date of March 14, 2017, for the lead plaintiff to file a consolidated amended complaint or to designate one of the filed complaints as the operative pleading. On March 14, 2017, the lead plaintiff filed a consolidated amended complaint against the Company and six current or former executives for alleged violations of the federal securities laws. The lead plaintiff seeks to represent a class of persons who purchased or acquired Polaris securities during the time period from February 20, 2015 through September 11, 2016. The amended complaint alleges that, during the proposed class period, defendants made materially false or misleading public statements about the Company’s business, operations, forecasts, and compliance policies relating to certain of its ORV products and product recalls. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unspecified amount, pre-judgment and post-judgment interest, and an award of attorneys’ fees and expenses. In May 2017, the Company and the other defendants filed a motion to dismiss the amended complaint. The Court has set a hearing on the motion for September 2017. The Company intends to vigorously defend the action.

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2016 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2017	51,000	$85.67	51,000	7,156,000
May 1 — 31, 2017	451,000	$87.55	451,000	6,705,000
June 1 — 30, 2017	—	$84.79	—	6,705,000
Total	502,000	$87.36	502,000	6,705,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 79.8 million shares have been repurchased cumulatively from 1996 through June 30, 2017. The Program does not have an expiration date.

Item 4 – MINE SAFETY DISCLOSURES
Not applicable.

Item 6 – EXHIBITS
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

3.a
Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective April 28, 2017, incorporated by reference to Exhibit 3.b to the Company’s Current Report on Form 8-K filed May 2, 2017.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on July 24, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and month periods ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 24, 2017	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2017	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)