Form 10-Q
period 2017-09-30
POLARIS INDUSTRIES INC/MN
filed 2017-10-26
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of October 19, 2017, 62,542,268 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,260	$127,325
Trade receivables, net	184,074	174,832
Inventories, net	841,922	746,534
Prepaid expenses and other	80,859	91,636
Income taxes receivable	9,535	50,662
Total current assets	1,248,650	1,190,989
Property and equipment, net	735,441	727,596
Investment in finance affiliate	70,910	94,009
Deferred tax assets	191,287	188,471
Goodwill and other intangible assets, net	784,616	792,979
Other long-term assets	102,162	105,553
Total assets	$3,133,066	$3,099,597
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$27,835	$3,847
Accounts payable	385,858	273,742
Accrued expenses:
Compensation	148,280	122,214
Warranties	112,085	119,274
Sales promotions and incentives	192,568	158,562
Dealer holdback	117,934	117,574
Other	183,030	162,432
Income taxes payable	27,448	2,106
Total current liabilities	1,195,038	959,751
Long-term income taxes payable	22,036	26,391
Capital lease obligations	18,451	17,538
Long-term debt	873,698	1,120,525
Deferred tax liabilities	9,366	9,127
Other long-term liabilities	107,182	90,497
Total liabilities	$2,225,771	$2,223,829
Deferred compensation	$11,331	$8,728
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 62,540 and 63,109 shares issued and outstanding, respectively	$625	$631
Additional paid-in capital	688,798	650,162
Retained earnings	250,544	300,084
Accumulated other comprehensive loss, net	(44,003)	(83,837)
Total shareholders’ equity	895,964	867,040
Total liabilities and shareholders’ equity	$3,133,066	$3,099,597
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales	$1,478,726	$1,185,067	$3,997,428	$3,298,840
Cost of sales	1,114,764	924,297	3,040,589	2,505,989
Gross profit	363,962	260,770	956,839	792,851
Operating expenses:
Selling and marketing	122,642	89,751	355,486	244,812
Research and development	63,129	47,568	175,887	136,256
General and administrative	79,421	85,257	245,998	219,403
Total operating expenses	265,192	222,576	777,371	600,471
Income from financial services	18,138	19,195	57,711	59,155
Operating income	116,908	57,389	237,179	251,535
Non-operating expense:
Interest expense	8,492	4,051	24,438	10,718
Equity in loss of other affiliates	1,603	1,798	4,839	5,439
Other expense (income), net	(2,368)	5,700	7,088	7,586
Income before income taxes	109,181	45,840	200,814	227,792
Provision for income taxes	27,293	13,528	59,796	77,425
Net income	$81,888	$32,312	$141,018	$150,367
Net income per share:
Basic	$1.31	$0.50	$2.24	$2.33
Diluted	$1.28	$0.50	$2.21	$2.30
Weighted average shares outstanding:
Basic	62,646	64,151	62,890	64,535
Diluted	63,885	65,027	63,942	65,435

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$81,888	$32,312	$141,018	$150,367
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of ($20) and ($455) in 2017 and $13 and $41 in 2016	10,606	1,528	41,042	490
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $99 and $748 in 2017 and ($1,570) and $2,748 in 2016	(167)	2,638	(1,208)	(4,621)
Comprehensive income	$92,327	$36,478	$180,852	$146,236
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net income	$141,018	$150,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,105	121,903
Noncash compensation	34,249	43,137
Noncash income from financial services	(20,131)	(22,354)
Deferred income taxes	(2,703)	(8,134)
Excess tax benefits from share-based compensation	—	(1,408)
Impairment charges	25,395	—
Other, net	4,839	12,027
Changes in operating assets and liabilities:
Trade receivables	(447)	5,686
Inventories	(83,621)	(33,804)
Accounts payable	108,198	5,702
Accrued expenses	80,949	145,207
Income taxes payable/receivable	62,336	(278)
Prepaid expenses and others, net	6,277	8,193
Net cash provided by operating activities	494,464	426,244
Investing Activities:
Purchase of property and equipment	(126,647)	(155,360)
Investment in finance affiliate, net	43,230	29,223
Investment in other affiliates	(7,110)	(6,861)
Acquisition and disposal of businesses, net of cash acquired	1,645	(54,830)
Net cash used for investing activities	(88,882)	(187,828)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	1,623,577	1,767,272
Repayments under debt arrangements / capital lease obligations	(1,850,247)	(1,795,316)
Repurchase and retirement of common shares	(88,877)	(154,381)
Cash dividends to shareholders	(108,923)	(105,732)
Proceeds from stock issuances under employee plans	14,226	15,651
Excess tax benefits from share-based compensation	—	1,408
Net cash used for financing activities	(410,244)	(271,098)
Impact of currency exchange rates on cash balances	9,597	29
Net increase (decrease) in cash and cash equivalents	4,935	(32,653)
Cash and cash equivalents at beginning of period	127,325	155,349
Cash and cash equivalents at end of period	$132,260	$122,696

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$21,968	$8,731
Income taxes paid (refunded)	$(582)	$82,789
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$51,959	$51,959	—	—
Total assets at fair value	$51,959	$51,959	—	—
Non-qualified deferred compensation liabilities	$(51,959)	$(51,959)	—	—
Foreign exchange contracts, net	(1,685)	—	$(1,685)	—
Total liabilities at fair value	$(53,644)	$(51,959)	$(1,685)	—

	Fair Value Measurements as of December 31, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,330	$49,330	—	—
Foreign exchange contracts, net	298	—	$298	—
Total assets at fair value	$49,628	$49,330	$298	—
Non-qualified deferred compensation liabilities	$(49,330)	$(49,330)	—	—
Total liabilities at fair value	$(49,330)	$(49,330)	—	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At September 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt, capital lease obligations and notes payable was approximately $931,601,000 and

$1,156,181,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, capital lease obligations and notes payable including current maturities was $919,984,000 and $1,141,910,000 as of September 30, 2017 and December 31, 2016, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and purchased components	$196,233	$141,566
Service parts, garments and accessories	331,539	316,383
Finished goods	368,410	333,760
Less: reserves	(54,260)	(45,175)
Inventories	$841,922	$746,534
Product warranties. Polaris provides a limited warranty for its vehicles for a period of six months to two years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$108,403	$76,873	$119,274	$56,474
Additions to warranty reserve through acquisitions	—	—	—	147
Additions charged to expense	42,039	87,679	103,855	155,210
Warranty claims paid, net	(38,357)	(34,498)	(111,044)	(81,777)
Balance at end of period	$112,085	$130,054	$112,085	$130,054
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$36,188	$8,100	$26,157	—
New contracts sold	6,962	3,554	22,076	$11,830
Less: reductions for revenue recognized	(3,130)	(354)	(8,213)	(530)
Balance at end of period (1)	$40,020	$11,300	$40,020	$11,300

(1) Unamortized extended service contract premiums (deferred revenue) of $16,045,000 and $23,975,000 were recorded in other current liabilities, and other long-term liabilities, respectively, as of September 30, 2017.
New accounting pronouncements.
Share-based payment accounting. During the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the adoption, the Company recognized a tax benefit of $4,397,000 and $7,546,000 of excess tax benefits related to share-based payments in our provision for income taxes for the three and nine months ended September 30, 2017, respectively. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis. The Company’s compensation expense each period continues to reflect estimated forfeitures.
Revenue from contracts with customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 and is effective for the Company’s fiscal year beginning January 1, 2018. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09.
The Company has completed a preliminary assessment of the impact of ASU 2014-09 and other related ASUs, and does not anticipate that the impact of adoption will be significant to the Company’s financial statements, accounting policies or processes. The Company will expand its revenue related disclosures as a result of adopting the new standard, which will primarily include revenue disaggregation. The Company will adopt ASU 2014-09 for the Company’s fiscal year beginning January 1, 2018, using the modified retrospective approach.
Statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt the requirements of the new standard for the Company’s fiscal year beginning January 1, 2018, using the retrospective transition method, as required by the new standard. The adoption of this ASU is not expected to have a material impact to the consolidated statements of cash flows.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.
Derivatives and hedging. In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU better aligns accounting rules with a company’s risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on Polaris’ consolidated financial statements.

Note 2. Acquisitions
Transamerican Auto Parts
On October 11, 2016, the Company entered into a definitive agreement with TAP Automotive Holdings, LLC

(“Transamerican Auto Parts” or “TAP”) to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep® and truck accessories, for an aggregate consideration of $668,348,000, net of cash acquired. TAP’s products and services for customers in the off-road four-wheel-drive market correspond closely to our ORV business. The transaction closed on November 10, 2016. The Company funded the purchase price with borrowings under its existing credit facilities.
As of September 30, 2017, the purchase price allocation for the acquisition is preliminary. The following table summarizes the preliminary fair values assigned to the TAP net assets acquired and the determination of final net assets (in thousands):

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

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Net sales	$1,367,944	$3,867,221
Net income	$36,603	$165,670
Basic earnings per share	$0.57	$2.56
Diluted earnings per share	$0.56	$2.53

Note 3. Share-Based Compensation
The amount of compensation cost for share-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share-based compensation expense for those awards expected to vest.

Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Option plan	$5,766	$6,210	$12,837	$17,772
Other share-based awards	(3,919)	(3,139)	18,191	15,680
Total share-based compensation before tax	1,847	3,071	31,028	33,452
Tax benefit	686	1,146	11,524	12,478
Total share-based compensation expense included in net income	$1,161	$1,925	$19,504	$20,974
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2017, there was $105,401,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.72 years. Included in unrecognized share-based compensation expense is approximately $36,774,000 related to stock options and $68,627,000 for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at September 30, 2017	Maturity	September 30, 2017	December 31, 2016
Revolving loan facility		May 2021	—	$172,142
Term loan facility	2.52%	May 2021	$690,000	740,000
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.15%	Various through 2029	20,092	19,306
Notes payable and other	3.50%	June 2027	12,383	13,618
Debt issuance costs			(2,491)	(3,156)
Total debt, capital lease obligations, and notes payable			$919,984	$1,141,910
Less: current maturities			27,835	3,847
Total long-term debt, capital lease obligations, and notes payable			$892,149	$1,138,063
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000, of which $690,000,000 is outstanding as of September 30, 2017.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of September 30, 2017.
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
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $12,083,000 is outstanding as of September 30, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Goodwill	$430,766	$421,563
Other intangible assets, net	353,850	371,416
Total goodwill and other intangible assets, net	$784,616	$792,979
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
In November 2016, the Company acquired TAP, a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. TAP is based in Compton, California, and is included in the Aftermarket reporting segment. As of September 30, 2017, the purchase price allocation for the TAP acquisition remains preliminary.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

Nine months ended September 30, 2017
Goodwill, beginning of period	$421,563
Goodwill from businesses acquired	—
Currency translation effect on foreign goodwill balances	9,203
Goodwill, end of period	$430,766
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2017	December 31, 2016
Non-amortizable—indefinite lived:
Brand names		$232,514	$229,121
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	5-10	169,023	164,837
Developed technology	5-7	20,849	26,048
Total amortizable		190,412	191,425
Less: Accumulated amortization		(69,076)	(49,130)
Net amortized other intangible assets		121,336	142,295
Total other intangible assets, net		$353,850	$371,416
Amortization expense for intangible assets for the three months ended September 30, 2017 and 2016 was $6,344,000 and $3,747,000, respectively. Estimated amortization expense for the remainder of 2017 through 2022 is as follows: 2017 (remainder), $7,400,000; 2018, $27,900,000; 2019, $26,300,000; 2020, $21,200,000; 2021, $18,800,000; 2022, $17,600,000;

and after 2022, $2,100,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the nine months ended September 30, 2017, Polaris paid $88,877,000 to repurchase and retire approximately 1,015,000 shares of its common stock. As of September 30, 2017, the Board of Directors has authorized the Company to repurchase up to an additional 6,448,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.58 per share on September 15, 2017 to holders of record at the close of business on September 1, 2017. On October 26, 2017, the Polaris Board of Directors declared a regular cash dividend of $0.58 per share payable on December 15, 2017 to holders of record of such shares at the close of business on December 1, 2017.
Cash dividends declared per common share for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash dividends declared and paid per common share	$0.58	$0.55	$1.74	$1.65
Net income per share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding	62,398	63,902	62,637	64,263
Director Plan and deferred stock units	161	143	154	168
ESOP	87	106	99	104
Common shares outstanding—basic	62,646	64,151	62,890	64,535
Dilutive effect of Omnibus Plan	1,239	876	1,052	900
Common and potential common shares outstanding—diluted	63,885	65,027	63,942	65,435
During the three and nine months ended September 30, 2017, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share (because to do so would have been anti-dilutive) were 2,892,000 and 2,816,000, respectively, compared to 1,786,000 and 1,736,000 for the same periods in 2016.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(84,133)	$296	$(83,837)
Reclassification to the statement of income	—	(2,255)	(2,255)
Change in fair value	41,042	1,047	42,089
Balance as of September 30, 2017	$(43,091)	$(912)	$(44,003)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statement of income for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Foreign currency contracts	Other expense, net	$(174)	$(3,002)	$2,433	$(579)
Foreign currency contracts	Cost of sales	258	(838)	(178)	(1,687)
Total		$84	$(3,840)	$2,255	$(2,266)
The net amount of the existing gains or losses at September 30, 2017 that is expected to be reclassified into the statement of income within the next 12 months is not expected to be material. See Note 10 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $70,910,000 at September 30, 2017 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2017, the outstanding amount of net receivables financed for dealers under this arrangement was $1,157,388,000, which included $489,316,000 in the Polaris Acceptance portfolio and $668,072,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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

Note 8. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of September 30, 2017 and December 31, 2016, the Company’s investment in Eicher-Polaris Private Limited (EPPL) represents the majority of these investments and is recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s investment in

EPPL was $20,225,000 and $20,182,000, respectively. Through September 30, 2017, Polaris has invested $46,810,000 in the joint venture. Polaris’ share of EPPL loss for the three and nine months ended September 30, 2017 was $1,603,000 and $4,839,000, respectively, compared to $1,798,000 and $5,439,000 for the same respective periods in 2016. The loss is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing Level 3 fair value inputs. As a result of the Victory® Motorcycles wind down, the Company recorded an impairment of a cost-method investment in Brammo, Inc. during the first quarter of 2017. See Note 12 for additional discussion related to charges incurred related to the Victory Motorcycles wind down. In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. The sale is expected to be completed in the fourth quarter of 2017.

Note 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. In late 2012, Polaris purchased excess insurance coverage for catastrophic product liability claims for incidents occurring after the policy date. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2017, the Company had an accrual of $40,602,000 for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
As a component of certain past acquisition agreements, Polaris has committed to make additional payments to certain sellers contingent upon either the passage of time or certain financial performance criteria. Polaris initially records the fair value of each commitment as of the respective opening balance sheet, and each reporting period the fair value is evaluated, using Level 3 inputs, with the change in value reflected in the consolidated statements of income. As of September 30, 2017 and December 31, 2016, the fair values of contingent purchase price commitments are immaterial.

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

At September 30, 2017, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$27,947	$(308)
Canadian Dollar	136,019	(1,697)
Japanese Yen	907	(18)
Mexican Peso	4,401	338
Total	$169,274	$(1,685)
These contracts, with maturities through December 2018, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The table below summarizes the carrying values of derivative instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$802	$(2,487)	$(1,685)
Total derivatives designated as hedging instruments	$802	$(2,487)	$(1,685)
Total derivatives	$802	$(2,487)	$(1,685)

	Carrying Values of Derivative Instruments as of December 31, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,128	$(1,830)	$298
Total derivatives designated as hedging instruments	$2,128	$(1,830)	$298
Total derivatives	$2,128	$(1,830)	$298

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into the statements of income in the same period or periods during which the hedged transaction affects the statements of income. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 was $(167,000) and $(1,208,000), respectively, compared to $2,638,000 and $(4,621,000) for the same respective periods in 2016.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales
ORV/Snowmobiles	$1,007,392	$895,550	$2,577,003	$2,402,985
Motorcycles	155,059	181,181	473,345	594,840
Global Adjacent Markets	91,575	78,485	280,152	243,553
Aftermarket	224,700	29,851	666,928	57,462
Total sales	$1,478,726	$1,185,067	$3,997,428	$3,298,840
Gross profit
ORV/Snowmobiles	$296,904	$221,595	$776,013	$656,076
Motorcycles	10,354	20,301	11,589	86,475
Global Adjacent Markets	15,983	21,828	65,297	66,163
Aftermarket	63,239	10,591	164,721	18,272
Corporate	(22,518)	(13,545)	(60,781)	(34,135)
Total gross profit	$363,962	$260,770	$956,839	$792,851

Note 12. Victory Motorcycles Wind Down
On January 9, 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total pretax charges of $2,666,000 and $59,131,000, respectively, for the three and nine month periods ended September 30, 2017 that are within the scope of ASC 420, Exit or Disposal Cost Obligations (ASC 420). These totals exclude the promotional pretax impacts of $6,143,000 and $18,109,000, respectively, incurred for the three and nine month periods ended September 30, 2017. The Company estimates that the total impact of wind down activities in 2017 will be in the range of $80,000,000 to $90,000,000, inclusive of promotional activity. Substantially all costs related to wind down activities are expected to be recognized by the end of 2017.
As a result of the wind down activities, the Company has incurred expenses within the scope of ASC 420 consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. There were no wind down expenses related to this initiative during the three and nine month periods ended September 30, 2016. The wind down expenses have been included as components of cost of sales, selling and administrative expenses, general and administrative expenses or other expense (income), net, in the consolidated statements of income. Charges related to the wind down plan for the three and nine months ended September 30, 2017 within the scope of ASC 420 were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2017	2017
Contract termination charges	$1,501	$19,196
Asset impairment charges	—	18,760
Inventory charges	—	12,680
Other costs	1,165	8,495
Total	$2,666	$59,131

Total reserves related to the Victory Motorcycles wind down activities are $8,058,000 as of September 30, 2017. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the nine months ended September 30, 2017 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of January 1, 2017	—	—	—	—
Expenses	$19,196	$12,680	$8,495	$40,371
Cash payments / scrapped inventory	(16,616)	(8,892)	(6,805)	(32,313)
Reserves balance as of September 30, 2017	$2,580	$3,788	$1,690	$8,058

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2017 compared to the three and nine month periods ended September 30, 2016. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Work & Transportation and Government and Defense vehicles; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $81.9 million, or $1.28 per diluted share, compared to 2016 third quarter net income of $32.3 million, or $0.50 per diluted share. Sales totaled $1,478.7 million, an increase of 25 percent from last year’s third quarter sales of $1,185.1 million. The sales increase was driven primarily by the acquisition of TAP, as well as strong ORV sales. Our unit retail sales to consumers in North America increased 13 percent in the third quarter of 2017, primarily driven by increased retail demand for ATVs and side-by-sides. Our third quarter sales to North American customers increased 27 percent, due primarily to the TAP acquisition. Our sales to customers outside of North America increased 11 percent, driven by a ten percent increase in sales in the Asia/Pacific region, a 12 percent increase in sales in Europe, Middle East and Africa (“EMEA”) and a six percent increase in the Latin American region. Our gross profit of $364.0 million increased 40 percent from $260.8 million in the comparable prior year period. The increase in gross profit dollars was primarily driven by the TAP acquisition and lower warranty costs. Our liquidity remained healthy with $132.3 million of cash on hand and $599.6 million of availability on the revolving loan facility at September 30, 2017.
As a result of our decision to wind down the Victory Motorcycles brand, total non-recurring wind down activities had a pre-tax impact of $8.8 million and $77.2 million for the three and nine month periods ended September 30, 2017, respectively. We estimate the total pre-tax impact of non-recurring wind down activities in 2017 to be in the range of $80.0 million to $90.0 million. Substantially all costs related to wind down activities are expected to be recognized by the end of 2017.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the third quarter 2017 to the third quarter 2016, and all “year-to-date” comparisons are from the nine month period ended September 30, 2017 to the nine month period ended September 30, 2016.
Sales:
Quarter sales were $1,478.7 million, a 25 percent increase from $1,185.1 million of quarter sales in the prior year. Year-to-date sales were $3,997.4 million, a 21 percent increase from $3,298.8 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Volume	6%	2%
Product mix and price	2	—
Acquisitions	16	19
Currency	1	—
	25%	21%
The quarter and year-to-date acquisition impact is primarily driven by the TAP acquisition in 2016. The volume increase is primarily driven by increased shipments of ORVs.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016
ORV/Snowmobiles	$1,007.4	68%	$895.5	76%	12%	$2,577.0	64%	$2,403.0	73%	7%
Motorcycles	155.1	11%	181.2	15%	(14)%	473.3	12%	594.8	18%	(20)%
Global Adjacent Markets	91.5	6%	78.5	6%	17%	280.2	7%	243.5	7%	15%
Aftermarket	224.7	15%	29.9	3%	653%	666.9	17%	57.5	2%	1,061%
Total sales	$1,478.7	100%	$1,185.1	100%	25%	$3,997.4	100%	$3,298.8	100%	21%
ORV/Snowmobiles
ORVs: Quarter and year-to-date sales increased primarily due to increased ORV shipments of side-by-side vehicles. Sales outside North America increased 11 percent in the quarter, primarily due to increased shipments of side-by-side vehicles. The quarter average per unit sales price increased six percent.
Our North American ORV quarter unit retail sales to consumers increased mid-teens percent compared to the 2016 third quarter, with consumer purchases of side-by-side vehicles, which include RANGER®, RZR, and Polaris GENERAL™, and ATVs both increasing mid-teens percent over the prior year. The Company estimates that North American industry ORV retail sales increased high-single digits percent from the third quarter of 2016. Polaris’ North American dealer unit inventory decreased 12 percent from the third quarter of 2016.
Snowmobiles: Quarter and year-to-date sales, inclusive of PG&A sales, increased 22 percent due to the timing of shipments for the upcoming snowmobile retail selling season, year-over-year, as we manufactured and shipped our snowmobiles later in 2016. Sales outside North America decreased 29 percent in the quarter, primarily due to decreased shipments in the EMEA region. The quarter average snowmobile per unit sales price increased two percent.
Motorcycles
Quarter and year-to-date sales decreased due to the wind down of Victory Motorcycles, as well as decreased shipments of Slingshot®, partially offset by increased shipments of Indian Motorcycle®. Indian Motorcycle sales increased in the low-twenty percent range in the third quarter driven by new product introductions and increased awareness of the brand. Quarter sales to customers outside of North America decreased six percent due primarily to decreased shipments of Victory Motorcycles. The quarter average per unit sales price decreased four percent, excluding Victory Motorcycles.

Consumer North American retail sales for Indian Motorcycle and Slingshot increased mid-single digits percent for the quarter. Indian Motorcycle retail sales increased mid-teens percent and gained market share, partly driven by new model introductions including the new Chieftain Elite and Limited models and Roadmaster Classic. Slingshot retail sales decreased, although the rate of decline decelerated during the quarter. North American industry retail sales, 900cc and above, decreased high-single digits percent in the quarter. North American Polaris dealer inventory increased low-double digits percent.
Global Adjacent Markets
Quarter and year-to-date sales increased due primarily to increased Work and Transportation wholegood sales, including our Aixam quadricycle business and our Goupil light-utility business in France. The quarter average per unit sales price increased three percent.
Aftermarket
Quarter and year-to-date sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased due to the acquisition of TAP in November 2016. TAP contributed sales of $190.6 million and $601.7 million for the quarter and year-to-date periods, respectively.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016
United States	$1,202.0	81%	$946.5	80%	27%	$3,217.2	80%	$2,592.6	79%	24%
Canada	120.0	8%	97.6	8%	23%	266.1	7%	232.1	7%	15%
Other foreign countries	156.7	11%	141.0	12%	11%	514.1	13%	474.1	14%	8%
Total sales	$1,478.7	100%	$1,185.1	100%	25%	$3,997.4	100%	$3,298.8	100%	21%

United States: Quarter sales in the U.S. increased due primarily to our acquisition of TAP in November 2016, and increased ORV shipments. Year-to-date sales increased due primarily to the TAP acquisition.
Canada: Quarter and year-to-date sales in Canada increased due to the acquisition of TAP and increased ORV shipments, partially offset by lower shipments of motorcycles. Currency rate movement had a favorable five and one percent impact on quarter and year-to-date sales, respectively.
Other foreign countries: Quarter and year-to-date sales in other foreign countries increased due to increased ORV and Global Adjacent Markets shipments. Currency rate movements had a positive impact on sales of four percent on the quarter, and had no impact on year-to-date sales.
Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2017	Percent of Total Cost of Sales	2016	Percent of Total Cost of Sales	Change 2017 vs. 2016	2017	Percent of Total Cost of Sales	2016	Percent of Total Cost of Sales	Change 2017 vs. 2016
Purchased materials and services	$954.7	86%	$732.8	79%	30%	$2,610.9	86%	$2,060.0	82%	27%
Labor and benefits	79.5	7%	71.3	8%	12%	220.7	7%	199.6	8%	11%
Depreciation and amortization	38.6	3%	32.5	4%	19%	105.1	4%	91.2	4%	15%
Warranty costs	42.0	4%	87.7	9%	(52)%	103.9	3%	155.2	6%	(33)%
Total cost of sales	$1,114.8	100%	$924.3	100%	21%	$3,040.6	100%	$2,506.0	100%	21%
Percentage of sales	75.4%		78.0%	-261 basis points		76.1%		76.0%	+10 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from the acquisition of TAP and Victory Motorcycles wind down costs.

 Gross Profit:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2017	Percent of Sales	2016	Percent of Sales	Change 2017 vs. 2016	2017	Percent of Sales	2016	Percent of Sales	Change 2017 vs. 2016
ORV/Snowmobiles	$296.9	29.5%	$221.6	24.7%	34%	$776.0	30.1%	$656.0	27.3%	18%
Motorcycles	10.4	6.7%	20.3	11.2%	(49)%	11.6	2.4%	86.5	14.5%	(87)%
Global Adjacent Markets	16.0	17.5%	21.8	27.8%	(27)%	65.3	23.3%	66.2	27.2%	(1)%
Aftermarket	63.2	28.1%	10.6	35.5%	497%	164.7	24.7%	18.3	31.8%	801%
Corporate	(22.5)		(13.5)			(60.8)		(34.1)
Total gross profit dollars	$364.0		$260.8		40%	$956.8		$792.9		21%
Percentage of sales	24.6%		22.0%	+261 basis points		23.9%		24.0%	-10 basis points
Consolidated. Quarter gross profit, as a percentage of sales, increased due to lower warranty costs, increased volume, gross VIP cost savings, and positive product mix, partially offset by higher promotions. Gross profit for the quarter includes the negative impact of $7.6 million of Victory Motorcycles wind down costs and $6.2 million of manufacturing network realignment costs. Year-to-date gross profit includes the negative impact of $55.0 million of costs related to the wind down of Victory Motorcycles, $13.0 million of inventory step-up accounting adjustments related to the TAP acquisition, $10.5 million of manufacturing network realignment costs and increased promotional costs. These year-to-date costs were partially offset by lower warranty and product cost reduction efforts generated through lean initiatives.
ORV/Snowmobiles. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to favorable changes in product mix, as well as decreased warranty costs.
Motorcycles. Gross profit, as a percentage of sales, decreased significantly for the quarter and year-to-date periods, primarily due to higher costs associated with the wind down of Victory Motorcycles, including increased promotions and inventory charges, and lower Slingshot volume.
Global Adjacent Markets. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to costs incurred for manufacturing network realignment of $6.2 million and $10.5 million for the three and nine month periods ended September 30, 2017, respectively.
Aftermarket. Gross profit, in absolute dollars, increased for the quarter and year-to-date periods, but decreased as a percentage of sales, due to the acquisition of TAP. Year-to-date gross profit, includes the negative impact of $13.0 million of inventory step-up adjustments related to the TAP acquisition.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Change 2017 vs. 2016	2017	2016	Change 2017 vs. 2016
Selling and marketing	$122.7	$89.8	37%	$355.5	$244.8	45%
Research and development	63.1	47.6	33%	175.9	136.3	29%
General and administrative	79.4	85.2	(7)%	246.0	219.4	12%
Total operating expenses	$265.2	$222.6	19%	$777.4	$600.5	29%
Percentage of sales	17.9%	18.8%	-85 basis points	19.4%	18.2%	+125 basis points
Operating expenses, in absolute dollars, for the quarter and year-to-date periods increased primarily due to the TAP acquisition. For the quarter, operating expenses included $1.3 million of Victory Motorcycles wind down costs and $3.5 million of TAP integration expenses. For the year-to-date period, operating expenses included $9.3 million of Victory Motorcycles wind down costs and $10.5 million of TAP integration expenses. In addition to these costs, research and development expenses increased for ongoing product refinement and innovation, and selling and marketing costs have increased due to the introduction of new products, partially offset by decreased legal related expenses.

Income from Financial Services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Change 2017 vs. 2016	2017	2016	Change 2017 vs. 2016
Income from financial services	$18.1	$19.2	(6)%	$57.7	$59.2	(2)%
Percentage of sales	1.2%	1.6%	-39 basis points	1.4%	1.8%	-35 basis points
The decrease for the quarter and year-to-date periods in income from financial services is directly related to lower income generated from the wholesale portfolio due to the lower dealer inventory levels. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Statement of Income:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except per share data)	2017	2016	Change 2017 vs. 2016	2017	2016	Change 2017 vs. 2016
Interest expense	$8.5	$4.1	110%	$24.4	$10.7	128%
Equity in loss of other affiliates	$1.6	$1.8	(11)%	$4.8	$5.4	(11)%
Other expense (income), net	$(2.4)	$5.7	(142)%	$7.1	$7.6	(7)%

Income before taxes	$109.2	$45.8	138%	$200.8	$227.8	(12)%
Provision for income taxes	$27.3	$13.5	102%	$59.8	$77.4	(23)%
Percentage of income before taxes	25.0%	29.5%	-451 basis	29.8%	34.0%	-420 basis
			points			points
Net income	$81.9	$32.3	153%	$141.0	$150.4	(6)%
Diluted net income per share:	$1.28	$0.50	156%	$2.21	$2.30	(4)%
Weighted average diluted shares outstanding	63.9	65.0	(2)%	63.9	65.4	(2)%
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
Provision for income taxes: The quarter tax rate decrease is partially due to a benefit recognized from certain favorable outcomes of effectively settled federal income tax audits in the third quarter of 2017 and the adoption of the new share-based accounting standard in the first quarter of 2017.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding decreased approximately two percent due primarily to share repurchases under our stock repurchase program.
Cash Dividends:
We paid a regular cash dividend of $0.58 per share on September 15, 2017 to holders of record at the close of business on September 1, 2017. On October 26, 2017, the Polaris Board of Directors declared a regular cash dividend of $0.58 per share payable on December 15, 2017 to holders of record of such shares at the close of business on December 1, 2017.

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2017	2016	Change
Total cash provided by (used for):
Operating activities	$494.5	$426.2	$68.3
Investing activities	(88.9)	(187.8)	98.9
Financing activities	(410.2)	(271.1)	(139.1)
Impact of currency exchange rates on cash balances	9.6	—	9.6
Increase (decrease) in cash and cash equivalents	$5.0	$(32.7)	$37.7
Operating activities: The $68.3 million increase in net cash provided by operating activities in 2017 is due to the timing of accounts payable and accrued expense payments, as well as collection of tax receivables, partially offset by lower net income and higher factory inventory. The decrease in working capital for the nine months ended September 30, 2017 was $43.0 million. Changes in working capital (as reflected in our statements of cash flows) was a decrease of $173.7 million, compared to a decrease of $130.7 million for the same period in 2016. This was primarily due to an increase in net cash used of $49.8 million related to inventory purchases, partially offset by a decrease in net cash used of $102.5 million related to payments made for accounts payable.
Investing activities: The primary use of cash was for the purchase of property and equipment, for continued capacity and capability at our manufacturing facilities. Investing activities for the comparative 2016 period includes the acquisition of Taylor-Dunn.
Financing activities: Cash used for financing activities changed primarily due to net repayments under debt arrangements, capital lease obligations and notes payable of $226.7 million compared to net repayments of $28.0 million in the 2016 comparable period, and common stock repurchases of $88.9 million compared to $154.4 million in the 2016 comparable period. Additionally, we paid cash dividends of $108.9 million and $105.7 million for the nine months ended September 30, 2017 and 2016, respectively. Proceeds from the issuance of stock under employee plans were $14.2 million and $15.7 million for the nine months ended September 30, 2017 and 2016, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to a $600 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $750 million term loan facility, of which $690 million is outstanding as of September 30, 2017.
We enter into leasing arrangements to finance the use of certain property and equipment.
We have a mortgage note payable agreement for land, on which Polaris built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $12.1 million is outstanding as of September 30, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. We have met the required commitments to date, and expect to comply with the commitments in the future.
Debt, capital lease obligations, notes payable, and the average related interest rates at September 30, 2017 were as follows:

($ in millions)	Average interest rate at September 30, 2017	Maturity	September 30, 2017
Term loan facility	2.52%	May 2021	$690.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.15%	Various through 2029	20.1
Notes payable and other	3.50%	June 2027	12.4
Debt issuance costs			(2.5)
Total debt, capital lease obligations, and notes payable			$920.0
Less: current maturities			27.8
Long-term debt, capital lease obligations, and notes payable			$892.2
Our debt to total capital ratio was 51 percent and 32 percent at September 30, 2017 and 2016, respectively.
Additionally, at September 30, 2017, we had letters of credit outstanding of $7.6 million primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 80.1 million shares have been repurchased cumulatively from 1996 through September 30, 2017. We repurchased approximately 1.0 million shares of our common stock for $88.9 million during the first nine months of 2017, which had a favorable impact of two cents on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 6.4 million shares of our common stock as of September 30, 2017. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At September 30, 2017, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,157.4 million, a seven percent decrease from $1,246.3 million at September 30, 2016.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at September 30, 2017 was $70.9 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 7 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At September 30, 2017, the agreements in place were as follows:

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
At September 30, 2017, we had the following open foreign currency hedging contracts for the remainder of 2017 and through December 2018, and expect the following net currency impact on net income, after consideration of the existing foreign currency hedging contracts, when compared to the respective prior year periods:

Foreign Currency		Foreign currency hedging contracts		Currency impact on net income compared to the prior year period
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts	Third quarter 2017	Estimated remainder of 2017
Australian Dollar (AUD)	Long	$27,947	$0.77 to 1 AUD	Slightly positive	Neutral
Canadian Dollar (CAD)	Long	136,019	$0.78 to 1 CAD	Slightly positive	Neutral
Euro	Long	—	—	Slightly positive	Neutral
Japanese Yen	Short	907	109 Yen to $1	Slightly positive	Slightly negative
Mexican Peso	Short	4,401	20 Peso to $1	Slightly positive	Neutral
Norwegian Krone	Long	—	—	Neutral	Neutral
Swedish Krona	Long	—	—	Neutral	Slightly positive
Swiss Franc	Short	—	—	Neutral	Neutral

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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. While we occasionally enter into these derivative contracts, at September 30, 2017, we do not have any open derivative contracts in place to hedge our diesel fuel exposure. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly negative impact on our gross margins for the remainder of 2017 when compared to the same period in the prior year.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined in the agreement. At September 30, 2017, we had an outstanding balance of zero on the revolving loan facility, and an outstanding balance of $690.0 million on the term loan facility.

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
Changes in Internal Controls
During the fourth quarter of 2016, we completed the acquisition of TAP Automotive Holdings, LLC ("TAP"). Prior to the acquisition, TAP was a privately-held company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject to. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into TAP and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2016 excluded the acquired TAP subsidiaries. However, our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2017 will include the acquired TAP subsidiaries.
Other than the change noted above, there have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
We are involved in a number of legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.
Class action lawsuit. In September and October 2016, investors filed two purported class action complaints in the United States District Court for the District of Minnesota naming the Company and two of its executive officers as defendants. On December 12, 2016, the District Court consolidated the two actions and appointed a lead plaintiff and lead counsel. In a later order, the court set a date of March 14, 2017, for the lead plaintiff to file a consolidated amended complaint or to designate one of the filed complaints as the operative pleading. On March 14, 2017, the lead plaintiff filed a consolidated amended complaint against the Company and six current or former executives for alleged violations of the federal securities laws. The lead plaintiff seeks to represent a class of persons who purchased or acquired Polaris securities during the time period from February 20, 2015 through September 11, 2016. The amended complaint alleges that, during the proposed class period, defendants made materially false or misleading public statements about the Company’s business, operations, forecasts, and compliance policies relating to certain of its ORV products and product recalls. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unspecified amount, pre-judgment and post-judgment interest, and an award of attorneys’ fees and expenses. In May 2017, the Company and the other defendants filed a motion to dismiss the amended complaint. The Court had a hearing on the motion on October 4, 2017. By order entered October 13, 2017, the Court dismissed the amended complaint with prejudice.
Shareholder derivative lawsuit. On August 22, 2017, a shareholder of the Company filed a purported derivative complaint in the United States District Court for the District of Minnesota naming 14 present and/or former officers and directors of the Company as defendants.  The complaint rests upon substantially the same events as the amended complaint in the class action described above. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement.  For relief, the complaint seeks damages in an unspecified amount, corporate governance changes, disgorgement and restitution of benefits and compensation paid, and an award of attorneys’ fees and expenses.  Plaintiff has until November 13, 2017 to file an amended complaint, if Plaintiff chooses, and defendants have until December 13, 2017 to respond.

Item 1A – RISK FACTORS
There have been no material changes or additions to our risk factors discussed in our fiscal 2016 Annual Report filed on Form 10-K. Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2017	150,000	$90.80	150,000	6,555,000
August 1 — 31, 2017	104,000	$89.91	104,000	6,451,000
September 1 — 30, 2017	3,000	$96.15	3,000	6,448,000
Total	257,000	$90.50	257,000	6,448,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 80.1 million shares have been repurchased cumulatively from 1996 through September 30, 2017. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on October 26, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	October 26, 2017	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 26, 2017	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)