Form 10-K
period 2017-12-31
POLARIS INDUSTRIES INC/MN
filed 2018-02-15
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,769,634,000 as of June 30, 2017, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
As of February 9, 2018, 63,058,544 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2017 (the “2017 Annual Report” furnished to the Securities and Exchange Commission are incorporated by reference into Part II of this Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 26, 2018 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2018 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include, Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles and Global Adjacent Markets vehicles, including Commercial, Government and Defense vehicles. Polaris products, together with related Parts, Garments and Accessories (PG&A), as well as aftermarket accessories and apparel, are sold through dealers, distributors and retail stores principally located in the United States, Canada, Western Europe, Australia and Mexico. Sales of our ORV/Snowmobiles, Motorcycles, Global Adjacent Markets and Aftermarket reporting segments accounted for the following approximate percentages of our sales for the years ended December 31, including reclassified results for 2016 and 2015 reflective of creating our new Aftermarket reporting segment:

	ORV / Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket
2017	66%	11%	7%	16%
2016	73%	15%	8%	4%
2015	77%	15%	7%	1%
Industry
Off-Road Vehicles. ORVs are four-wheel vehicles designed for off-road use and traversing rough terrain, dunes, swamps and marshland. The vehicles can be multi-passenger or single passenger, are used for recreation, in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The off-road vehicle industry is comprised of ATVs and side-by-side vehicles. The North American ATV industry decreased low single-digits percent in 2017. Internationally, ATVs are also sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2017 world-wide industry sales were approximately flat from 2016 levels with approximately 400,000 ATVs sold worldwide. We estimate that worldwide side-by-side vehicle market sales increased low single-digits percent during 2017 over 2016 levels with just under a half million side-by-side vehicles sold. The side-by-side market has increased consistently over the past several years primarily due to continued innovation by manufacturers. We estimate that total worldwide off-road vehicle industry sales for 2017, which include core ATVs and side-by-side vehicles, were approximately flat from 2016 levels with approximately 900,000 units sold.
Snowmobiles. Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that during the season ended March 31, 2017, world-wide industry sales of snowmobiles decreased high-single digits percent from the previous season levels with approximately 120,000 units sold worldwide.
Motorcycles. Motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of four segments: cruisers, touring, sport bikes and standard motorcycles. We entered the motorcycle market in 1998. We estimate that the combined 900cc and above cruiser and touring market segments (including the moto-roadster Slingshot®) decreased high-single digits percent in 2017 compared to 2016 levels with an estimated 215,000 heavyweight cruiser, touring, and mid-size motorcycles sold in the North American market. We estimate that during 2017, worldwide combined 900cc and above cruiser and touring market segments (including Slingshot) sales decreased mid single-digits percent from 2016 levels, with an estimated 320,000 units sold worldwide.
Global Adjacent Markets. These vehicles are designed to support people mobility as well as various commercial work applications, and include products in the light-duty hauling, people mover, industrial and urban/suburban commuting sub-sectors, as well as tactical defense vehicles. We estimate the worldwide target market for Polaris’ Adjacent Markets vehicles at approximately $4.0 billion in 2017, which includes light duty hauling, people movers, industrial, rental, urban/suburban commuting and related quadricycles.
Aftermarket. Aftermarket parts, garments and accessories are sold through a highly fragmented industry, which includes dealers, aftermarket e-commerce, big box retailers, distributors and specialty 4x4 retailers. We estimate the target market for Jeep and truck aftermarket accessories to be approximately $10.0 billion in 2017, and the target market for Powersports aftermarket parts, garments and accessories to be approximately $2.0 billion in 2017.

Market and Industry Data
We have obtained the market and industry data presented in this Annual Report from a combination of internal surveys, third party information and estimates by management. There are limited sources that report on our markets and industries. As such, much of the market and industry data presented in this Annual Report is based on internally-generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. While we believe internal surveys, third party information and our estimates are reliable, we have not verified them, nor have they been verified by any independent sources and we have no assurance that the information contained in third party websites is current and up-to date. While we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, such data involves risks and uncertainties and are subject to change based on various factors, including those factors discussed under the Forward-Looking Statements and in our Risk Factors.
Products
Off-Road Vehicles. In 2017, we continued to be the North American market share leader in Off-Road Vehicles. Our Off-Road Vehicle lineup includes the RZR® sport side-by-side, the RANGER® utility side-by-side, the GENERAL™crossover side-by-side, the Sportsman® ATV and the Polaris ACE®. The full line (excluding military vehicles) spans 68 models, including two-, four- and six-wheel drive general purpose and recreational vehicles. 2018 model year suggested retail prices range from approximately $2,100 to $28,500 in the United States.
Our lineup continues to expand through the introduction of electric ORVs and gas and diesel commercial focused ORVs. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2017 ORV product introductions included the all-new RANGER XP® 1000 and the RZR XP® Turbo DYNAMIX™ Edition.
We produce or supply a variety of replacement parts and Polaris Engineered Accessories® for our ORVs. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, pull-behinds, cab systems, lighting and audio systems, cargo box accessories, tracks and oil. We also market a full line of recreational apparel for our ORVs, including helmets, jackets, gloves, pants and hats.
Snowmobiles. For the season ended ended March 31, 2017, we hold the number two market share position for North America. We produce a full line of snowmobiles consisting of 41 models, ranging from youth models to utility and economy models to performance and competition models. The 2018 model year suggested retail prices range from approximately $3,000 to $14,400 in the United States. Polaris snowmobiles are sold principally in the United States, Canada, Russia and Northern Europe. Key 2017 snowmobile product introductions included the all-new, extreme crossover Polaris Titan. We also manufacture a snow bike conversion kit system, under the Timbersled brand. The 2018 model year suggested retail prices on the Timbersled systems range from approximately $2,000 to $6,200.
We produce or supply a variety of replacement parts and Polaris Engineered Accessories® for our snowmobiles and snow bike conversion kits. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. We also market a full line of recreational apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers, distributors, and online.
Motorcycles. As of the end of 2017, we hold the number two position in North American market share for the 900cc+ category. Our Motorcycles lineup includes Indian Motorcycles and Slingshot, a 3-wheel open air roadster. Our 2018 model year line of motorcycles for Indian and Slingshot consists of 20 models with suggested retail prices ranging from approximately $9,000 to $37,000 in the United States. In 2017, we announced and substantially completed the wind down of Victory Motorcycles.
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
Global Adjacent Markets. Our brands include GEM, Goupil, Aixam and Taylor-Dunn, offering, low emission vehicles, light duty hauling, passenger vehicles and industrial vehicles. Across these brands we offer 68 models with suggested retail prices ranging from approximately $6,000 to $80,000. Global Adjacent Markets also includes all business-to-business (B2B) applications of ORV, Snowmobiles, and Motorcycles outside of our traditional dealer channels. In addition, we offer ATVs and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. These vehicles provide versatile mobility for up to nine passengers, and include DAGOR™, Sportsman MV and MRZR®. Our standard line of military and government vehicles consists of eight models at suggested United States retail prices ranging from approximately $11,000 to $163,000.
Aftermarket. Our aftermarket portfolio of brands include Transamerican Auto Parts (“TAP”), which is a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. Industry-leading brands owned by TAP include Pro Comp, Smittybilt, Rubicon Express, Poison Spyder, Trail Master, LRG and G2 Axle & Gear.
Other brands within our aftermarket portfolio include Kolpin, Pro Armor, Klim, 509, and Trail Tech. Aftermarket brands in our off-road category include Kolpin, a lifestyle brand specializing in purpose-built and universal-fit accessories for UTVs and outdoor enthusiasts, and Pro Armor®, a lineup that specializes in accessories for performance side-by-side vehicles and all-terrain vehicles. Aftermarket brands in our snowmobile category include Klim, which specializes in premium technical riding gear for the snowmobile, motorcycle and off-road industries, and 509, which is an aftermarket leader in snowmobile apparel, helmets and goggles.
Significant Acquisition
On October 11, 2016, we entered into a definitive agreement with TAP Automotive Holdings, LLC
(“Transamerican Auto Parts” or “TAP”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep® and truck accessories, for an aggregate consideration of $668.3 million, net of cash acquired. The transaction closed on November 10, 2016. We funded the purchase price with borrowings under our existing credit facilities.
TAP is a leading participant in aftermarket parts and accessories for light trucks, Jeeps, sport-utility vehicles and other four-wheel drive vehicles. TAP sells through its retail stores, call center and e-commerce sites, while also supporting numerous independent accessory retailers/installers through their wholesale distribution network.
TAP conducts business through a three-pronged sales, service, and manufacturing paradigm. TAP has 84 brick-and-mortar retail centers, staffed with experienced product and installation specialists. TAP’s omni-channel retail strategy includes a significant e-commerce business including 4WheelParts.com and 4WD.com. The TAP e-commerce network facilitates consumer sales, service and support, including “pick-up-in-store.” TAP’s manufacturing system features a research and production facility that incorporates an in-house conceptualization, design, and development process. Industry-leading brands owned by TAP include Pro Comp, Smittybilt, Rubicon Express, Poison Spyder, Trail Master, LRG and G2 Axle & Gear.
Manufacturing and Distribution Operations
Our products are primarily assembled at our 16 global manufacturing facilities. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, welding, clutch assembly and painting. Fuel tanks, tracks, tires, seats and instruments, and certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us.
During 2017, approximately 80 percent of the total vehicles we produced were powered by engines designed and assembled by us, with the remainder purchased from other suppliers. We do not anticipate any significant difficulties in obtaining substitute supply arrangements for other raw materials or components that we generally obtain from limited sources.
Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final set-up and up-fitting is completed for certain models before shipment to customers.
Our corporate headquarters facility is in Medina, Minnesota, and we maintain 27 other sales and administrative facilities across the world. Our products are distributed to our dealers, distributors and customers through a network of 30 distribution centers, including third-party providers.

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
We utilize our Retail Flow Management (RFM) ordering system for motorcycle, side-by-side and ATV dealers. The RFM system allows dealers to order daily, create a segment stocking order, and eventually reduce order fulfillment times to what we expect will be less than 18 days.
For snowmobiles, we offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacture of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We manufacture ORVs, motorcycles and people mobility vehicles year round.
Sales and Marketing
Our powersports products are sold through a network of approximately 1,800 independent dealers in North America, and approximately 1,400 independent international dealers through 28 subsidiaries and approximately 90 independent distributors in over 100 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products.
ORV/Snowmobiles. We sell our ORVs directly to a network of over 1,500 dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers, and are located in the snowbelt regions of the United States and Canada. We sell our snowmobiles to a network of over 700 dealers.
Motorcycles. Indian motorcycles and Slingshot are distributed directly through independently owned dealers and distributors, except in Australia where we have four Company-owned retail stores. Indian motorcycles are sold through a network of approximately 200 North American dealers, and Slingshot currently has approximately 500 North American dealers.
Global Adjacent Markets. Within Global Adjacent Markets, our vehicles each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 200 dealers. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries. Taylor-Dunn has approximately 200 United States dealers and 50 international dealers.
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
Aftermarket. TAP sells through its retail stores, call center and e-commerce sites, while also supporting numerous independent accessory retailers/installers through their wholesale distribution network. TAP conducts business through a three-pronged sales, service, and manufacturing paradigm. TAP has 84 brick-and-mortar 4 Wheel Parts retail centers, staffed with experienced product and installation specialists. TAP’s omni-channel retail strategy includes a significant e-commerce business with 4WheelParts.com and 4WD.com. The TAP e-commerce network facilitates consumer sales, service and support, including “pick-up-in-store.”
Kolpin Outdoors, Pro Armor and Trail Tech are marketed through Apex Product Group, a unified sales and customer service company, which makes it easier and more efficient for dealers to purchase those brands. Klim and 509 each have their own dealer/distributor networks.
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
We have arrangements with Polaris Acceptance (United States) and Wells Fargo affiliates (Australia, Canada, France, Germany, the United Kingdom, China and New Zealand) to provide floor plan financing for our dealers. A majority of our North American sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units; however, there can be no assurance that this will continue to be the case. See Note 9 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
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
We expended $471.8 million, $342.2 million and $316.7 million for sales and marketing activities in 2017, 2016 and 2015, respectively.
Engineering, Research and Development, and New Product Introduction
We have approximately 950 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in our Roseau and Wyoming, Minnesota facilities and in Burgdorf, Switzerland.
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
We expended $238.3 million, $185.1 million and $166.4 million for research and development activities in 2017, 2016 and 2015, respectively.
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
Competition
The off-road vehicle, snowmobile, motorcycle, people mobility and work utility solutions, and aftermarket industries in the United States, Canada and other global markets are highly competitive. As a powersports original equipment manufacturer (OEM), our competition primarily comes from North American and Asian manufacturers. For our aftermarket business, our competition is highly fragmented across the retail and online channels. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Polaris.
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
In August 2008, the Consumer Product Safety Improvement Act (“Act”) was passed which, among other things, required ATV manufacturers and distributors to comply with previously voluntary American National Standards Institute (ANSI) safety standards developed by the Specialty Vehicle Institute of America (SVIA). The Act also requires CPSC to update the mandatory standard, if it deems doing so is appropriate, based on updates to the voluntary ANSI/SVIA standards, which has occurred. We believe that our products comply with the ANSI/SVIA standards, and we have had an action plan on file with the CPSC since 1998 regarding safety related issues. The Act also includes a provision that requires the CPSC to complete an ATV rulemaking process it started in August 2006 regarding the need for safety standards or increased safety standards for ATVs, which has not yet resulted in the issuance of a final rule.
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

In October 2009, the CPSC published an advance notice of proposed rulemaking regarding ROV safety under the Consumer Product Safety Act. In December 2014, the CPSC published a Notice of Proposed Rulemaking that includes proposed mandatory safety standards for ROVs in the areas of lateral stability, steering and handling, and occupant retention. Polaris, by itself and through ROHVA, has expressed concerns about the proposed mandatory standards, whether they would actually reduce ROV incident rates, whether the proposed tests are repeatable and appropriate for ROVs, and the unintended safety consequences that could result from them. As a result of those concerns, revisions to the voluntary ANSI/ROHVA standard were proposed. In 2015, CPSC staff expressed support for the proposed 2016 revisions to the ANSI standard, and subsequently recommended that CPSC terminates its rule-making process. We are unable to predict the outcome of the CPSC rule-making process or the ultimate impact of any resulting rules on our business and operating results.
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
Motorcycles and certain people mobility vehicles are subject to federal vehicle safety standards administered by the NHTSA and are also subject to various state vehicle equipment standards. Our Slingshot vehicle is classified as a motorcycle under U.S. federal law, but may be classified differently in other jurisdictions. We believe our motorcycles (including Slingshot) and people mobility vehicles comply with applicable federal safety standards.
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
Employees
Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been high. During 2017, on a worldwide basis, we employed an average of approximately 11,000 full-time persons, a 20 percent increase from 2016, driven by the acquisition of TAP. Approximately 4,400 of our employees are salaried. We consider our relations with our employees to be excellent.

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
Forward-Looking Statements
This 2017 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described below under the heading entitled “Item 1A—Risk Factors” and elsewhere in this report. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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
Executive Officers of the Registrant
Set forth below are the names of our executive officers as of February 14, 2018, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name	Age	Title
Scott W. Wine	50	Chairman of the Board of Directors and Chief Executive Officer
Kenneth J. Pucel	51	Executive Vice President—Global Operations, Engineering and Lean
Michael T. Speetzen	48	Executive Vice President—Finance and Chief Financial Officer
Lucy Clark Dougherty	48	Senior Vice President—General Counsel, Compliance Officer and Secretary
Robert P. Mack	48	Senior Vice President—Corporate Development and Strategy, and President—Adjacent Markets
James P. Williams	55	Senior Vice President—Chief Human Resources Officer
Michael D. Dougherty	50	President—International
Stephen L. Eastman	53	President—Parts, Garments and Accessories
Christopher S. Musso	43	President—Off-Road Vehicles
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
Ms. Clark Dougherty joined Polaris in January 2018 as Senior Vice President—General Counsel, Compliance Officer and Secretary. Prior to joining Polaris, Ms. Clark Dougherty was deputy general counsel at General Motors for Global Markets, Autonomous Vehicles and Transportation as a Service since June 2017. Prior to that role, Ms. Clark Dougherty held several positions at General Motors, including Deputy General Counsel—Commercial, Product Safety, and Regulatory; Chief Legal Advisor—Global Vehicle Safety, and Vice President and General Counsel—General Motors North America.
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
Mr. Musso joined Polaris in November 2017 as President—Off-Road Vehicles. Prior to joining Polaris, Mr. Musso was a senior partner and leader of McKinsey & Company’s Americas Product Development group, where he focused on helping clients pursue growth through enhancing their product development and innovation strategies.
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
We had a product liability reserve accrued on our balance sheet of $37.7 million at December 31, 2017 for the probable payment of pending claims related to product liability litigation associated with our products. We believe such accrual is adequate. We do not believe the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given that our historical claims record, which did not include ATVs prior to 1985, motorcycles and side-by-side vehicles prior to 1998, and Global Adjacent Markets vehicles prior to 2011, will not change or that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us would have a material adverse effect on our financial condition.

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
Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. For example, in April 2016, we issued a voluntary recall for certain RZR 900 and 1000 off-road vehicles manufactured since model year 2013 due to reports of thermal-related incidents, including fire, and in September 2016, we issued a voluntary recall for certain RZR XP Turbo off-road vehicles due to similar thermal-related incidents. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products. We are working with our regulators to resolve open product related issues.
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
In addition, we have a financial services partnership arrangement with a subsidiary of Wells Fargo Bank, N.A. that requires us to repurchase products financed and repossessed by the partnership, subject to certain limitations. For calendar year 2017, our maximum aggregate repurchase obligation was approximately $184.0 million. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.
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
The changing relationships of the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Swiss franc, the Mexican peso, and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions, and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors could negatively impact our business and operating results.
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
We manufacture most of our products at 16 locations, including North American and international facilities. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events, including operational and logistical manufacturing execution. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological and other resources. While we expended $238.3 million, $185.1 million and $166.4 million for research and development efforts in 2017, 2016 and 2015, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market and be more attractive with more features and/or less expensive than our products.

Our continued success is dependent on positive perceptions of our Polaris brands which, if impaired, could adversely affect our sales.
We believe that our Polaris brands are one of the reasons our customers choose our products. To be successful, we must preserve our reputation. Reputational value is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in negative mainstream and social media publicity, governmental investigations, or litigation. Negative incidents, such as quality and safety concerns or incidents related to our products, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. In addition, vendors and others with whom we choose to do business may affect our reputation.
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
Our products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the United States federal government and individual states as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, increased expenses to modify our products and harm to our reputation, all of which could have an adverse effect on our operations. In addition, future regulations could require additional safety standards or emission reductions that would require additional expenses and/or modification of product offerings in order to maintain compliance with applicable regulations. Our products are also subject to laws and regulations that restrict the use or manner of use during certain hours and locations, and these laws and regulations could decrease the popularity and sales of our products. We continue to monitor regulatory activities in conjunction with associations and support balanced and appropriate programs that educate the product user on safe use of our products and how to protect the environment.

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
We have arrangements with each of Performance Finance, Sheffield Financial and Synchrony Bank to make retail financing available to consumers who purchase our products in the United States. During 2017, consumers financed approximately 31 percent of the vehicles we sold in the United States through these installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected. Our income from financial services is also affected by changes in interest rates.
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
Approximately 13 percent of our total sales are generated outside of North America, and we intend to continue to expand our international operations. Expanding international sales and operations is a part of our long-term strategic objectives. To support that strategy, we must increase our presence outside of North America, including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and United States laws and regulations that apply to international operations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings.

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
We use many information technology systems and their underlying infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Recent acquisitions have resulted in additional decentralized systems that add to the complexity of our information technology infrastructure. Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in layers of data and information technology protection, and continually monitor cybersecurity threats, there can be no assurance that our efforts will prevent disruptions or breaches in our systems that could adversely affect our business. To our knowledge, we have not experienced any material breach of our cybersecurity systems.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s principal and materially important facilities as of December 31, 2017:

Location	Facility Type/Use	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Owned	733,000
Huntsville, Alabama	Wholegoods manufacturing	Owned	725,000
Monterrey, Mexico	Wholegoods manufacturing	Owned	440,000
Opole, Poland	Wholegoods manufacturing	Leased	300,000
Osceola, Wisconsin	Component parts & engine manufacturing	Owned	286,000
Spirit Lake, Iowa	Wholegoods manufacturing	Owned	273,000
Chanas, France	Wholegoods manufacturing	Owned	196,000
Shanghai, China	Wholegoods manufacturing	Leased	158,000
Anaheim, California	Wholegoods manufacturing	Leased	151,000
Bourran, France	Wholegoods manufacturing and R&D	Leased	100,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	Owned	98,000
Spearfish, South Dakota	Component parts manufacturing	Owned	51,000
Wyoming, Minnesota	Research and development facility	Owned	272,000
Burgdorf, Switzerland	Research and development facility	Leased	17,000
Wilmington, Ohio	Distribution center	Owned	429,000
Vermillion, South Dakota	Distribution center	Primarily owned	643,000
Carlisle, Pennslyvania	Distribution center	Leased	205,000
Coppell, Texas	Distribution center	Leased	165,000
Jacksonville, Florida	Distribution center	Leased	144,000
Columbiana, Ohio	Distribution center	Owned	102,000
Compton, California	Distribution center and office facility	Leased	254,000
Rigby, Idaho	Distribution center and office facility	Owned	55,000
Shakopee, Minnesota	Wholegoods distribution	Leased	870,000
Altona, Australia	Wholegoods distribution	Leased	215,000
Milford, Iowa	Wholegoods distribution	Leased	100,000
Plymouth, Minnesota	Office facility	Primarily owned	175,000
Winnipeg, Canada	Office facility	Leased	15,000
Rolle, Switzerland	Office facility	Leased	8,000
Including the material properties listed above and those properties not listed, we have over four million square feet of global manufacturing and research and development space. Additionally, we have approximately five million square feet of global warehouse and distribution center space. In the United States and Canada, we lease 84 retail stores with approximately one million square feet of space, and in Australia, we own four retail stores. We also have international office facilities in Western Europe, Australia, Brazil, India, China and Mexico.
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

Class action lawsuit. In September and October 2016, investors filed two purported class action complaints in the United States District Court for the District of Minnesota naming the Company and two of its executive officers as defendants. On December 12, 2016, the District Court consolidated the two actions and appointed a lead plaintiff and lead counsel. In a later order, the court set a date of March 14, 2017, for the lead plaintiff to file a consolidated amended complaint or to designate one of the filed complaints as the operative pleading. On March 14, 2017, the lead plaintiff filed a consolidated amended complaint against the Company and six current or former executives for alleged violations of the federal securities laws. The lead plaintiff sought to represent a class of persons who purchased or acquired Polaris securities during the time period from February 20, 2015 through September 11, 2016. The amended complaint alleged that, during the proposed class period, defendants made materially false or misleading public statements about the Company’s business, operations, forecasts, and compliance policies relating to certain of its ORV products and product recalls. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought damages in an unspecified amount, pre-judgment and post-judgment interest, and an award of attorneys’ fees and expenses. In May 2017, the Company and the other defendants filed a motion to dismiss the amended complaint. The Court had a hearing on the motion on October 4, 2017. By order entered October 13, 2017, the Court dismissed the amended complaint with prejudice.
Shareholder derivative lawsuit. On August 22, 2017, a shareholder of the Company filed a purported derivative complaint in the United States District Court for the District of Minnesota naming 14 present and/or former officers and directors of the Company as defendants.  The complaint rested upon substantially the same events as the amended complaint in the class action described above. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement.  For relief, the complaint sought damages in an unspecified amount, corporate governance changes, disgorgement and restitution of benefits and compensation paid, and an award of attorneys’ fees and expenses.  Plaintiff subsequently agreed to voluntarily dismiss the action, and the Court entered an order of dismissal without prejudice on December 11, 2017.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Industries Inc. trade on the New York Stock Exchange under the symbol PII. On February 9, 2018 shareholders of record of the Company’s common stock were 2,010 and the last reported sale price for shares of our common stock on the New York Stock Exchange was $111.91 per share.

SUMMARY OF TRADING

	2017		2016
Quarter	High	Low	High	Low
First quarter	$91.90	$81.14	$100.95	$67.80
Second quarter	$95.75	$77.91	$104.25	$77.58
Third quarter	$108.46	$86.51	$99.00	$70.14
Fourth quarter	$134.67	$101.06	$92.50	$73.07

CASH DIVIDENDS DECLARED
Cash dividends are declared quarterly and have been paid since 1995. On February 2, 2018 the quarterly dividend was increased three percent to $0.60 per share.

Quarter	2017	2016
First quarter	$0.58	$0.55
Second quarter	$0.58	$0.55
Third quarter	$0.58	$0.55
Fourth quarter	$0.58	$0.55
Total	$2.32	$2.20

STOCK PERFORMANCE GRAPH
The graph below compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2012 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2012
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2017

	2012	2013	2014	2015	2016	2017
Polaris Industries Inc.	$100.00	$175.89	$185.16	$106.93	$105.08	$162.02
S&P Midcap 400 Index	100.00	133.50	146.54	143.35	173.08	201.20
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	155.05	152.89	111.58	155.56	198.00

Comparison of 5-Year Cumulative Total Return Among Polaris Industries Inc., S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Group Index
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2017	1,000	$106.19	1,000	6,447,000
November 1–30, 2017	1,000	117.05	1,000	6,446,000
December 1–31, 2017	11,000	126.11	11,000	6,435,000
Total	13,000	$123.81	13,000	6,435,000

(1)
The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 80.1 million shares have been repurchased cumulatively from 1996 through December 31, 2017. This Program does not have an expiration date.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The data presented for 2013 reflects the classification of the marine products division’s financial results, including the loss from discontinued operations and the loss on disposal of the division, as discontinued operations. We have completed various acquisitions that affect the comparability of the selected financial data shown below. The results of operations for acquisitions are included in our consolidated financial results for the period subsequent to their acquisition date. Significant acquisitions within the five-year period shown below include the acquisition of the TAP Automotive Holdings, LLC in November 2016.
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2017	2016	2015	2014	2013
Statement of Operations Data
Sales Data:
Total sales	$5,428.5	$4,516.6	$4,719.3	$4,479.6	$3,777.1
Percent change from prior year	20%	(4)%	5%	19%	18%
Gross Profit Data:
Total gross profit	$1,324.7	$1,105.6	$1,339.0	$1,319.2	$1,120.9
Percent of sales	24.4%	24.5%	28.4%	29.4%	29.7%
Operating Expense Data:
Total operating expenses	$1,041.3	$833.8	$692.2	$666.2	$588.9
Percent of sales	19.2%	18.5%	14.7%	14.9%	15.6%
Operating Income Data:
Total operating income	$359.7	$350.3	$716.1	$714.7	$577.9
Percent of sales	6.6%	7.8%	15.2%	16.0%	15.3%
Net Income Data:
Net income from continuing operations	$172.5	$212.9	$455.4	$454.0	$381.1
Percent of sales	3.2%	4.7%	9.6%	10.1%	10.1%
Diluted net income per share from continuing operations	$2.69	$3.27	$6.75	$6.65	$5.40
Net income	$172.5	$212.9	$455.4	$454.0	$377.3
Diluted net income per share	$2.69	$3.27	$6.75	$6.65	$5.35
Cash Flow Data:
Cash flow provided by continuing operations	$580.0	$571.8	$440.2	$529.3	$499.2
Purchase of property and equipment	184.4	209.1	249.5	205.1	251.4
Repurchase and retirement of common stock	90.5	245.8	293.6	81.8	530.0
Cash dividends to shareholders	145.4	140.3	139.3	126.9	113.7
Cash dividends per share	$2.32	$2.20	$2.12	$1.92	$1.68
Balance Sheet Data (at end of year):
Cash and cash equivalents	$138.3	$127.3	$155.3	$137.6	$92.2
Current assets	1,253.5	1,191.0	1,152.9	1,096.6	865.7
Total assets	3,089.6	3,099.6	2,385.7	2,074.9	1,685.5
Current liabilities	1,130.3	959.8	826.8	850.8	748.1
Long-term debt and capital lease obligations	865.3	1,138.1	456.4	223.6	284.3
Shareholders’ equity	931.7	867.0	981.5	861.3	535.6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company for each of the three years in the period ended December 31, 2017, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.
 Overview
2017 was a record year, with sales of $5.4 billion, a 20 percent increase from 2016, primarily due to the 2016 acquisition of TAP. Our North America powersports retail sales to consumers increased one percent in 2017, and our international sales increased 11 percent compared to 2016.
Full year net income of $172.5 million was a 19 percent decrease from 2016, with diluted earnings per share decreasing 18 percent to $2.69 per share. 2017 net income was negatively impacted by the wind down of our Victory motorcycle business which had a negative impact of $52.4 million to net income and a $55.4 million non-cash write-down of deferred tax assets as a result of the passing of the U.S. tax reform bill in the fourth quarter of 2017. Additionally, the net income for 2017 was negatively impacted by $16.9 million of costs related to inventory step-up adjustments and integration costs for TAP, and $13.9 million of restructuring and realignment charges. Absent those events, we saw a return to profitable growth driven by significant investments and improvements in our people, processes, product innovation and quality, including significant upgrades to our quality control systems and infrastructure.
In 2017, significant progress was made across our businesses, including mid-teens percent growth in Indian Motorcycle retail sales, and stable dealer inventory levels with a one percent increase year-over-year.
On February 1, 2018, we announced that our Board of Directors approved a three percent increase in the regular quarterly cash dividend to $0.60 per share for the first quarter of 2018, representing the 23rd consecutive year of increased dividends to shareholders effective with the 2018 first quarter dividend.

Results of Operations
Sales:
Sales were $5,428.5 million in 2017, a 20 percent increase from $4,516.6 million in 2016. The following table is an analysis of the percentage change in total Company sales for 2017 compared to 2016 and 2016 compared to 2015:

	Percent change in total Company sales compared to the prior year
	2017	2016
Volume	4%	(5)%
Product mix and price	1	(1)
Acquisitions	15	3
Currency	—	(1)
	20%	(4)%
The volume increase in 2017 is primarily the result of increased ORV, snowmobile, and Indian Motorcycle shipments, partially offset by decreased Victory motorcycle volumes due to the wind down of the brand. 2017 Victory Motorcycles sales decreased by approximately $164.0 million from 2016. The volume decrease in 2016 was primarily the result of lower ORV and snowmobile shipments, primarily due to our decision to delay model year 2017 ORV shipments, as well as lower retail driven by a weak powersports market and a weak end to the 2016 snow season. Product mix and price contributed a one percent increase for 2017, primarily due to increased sales volumes of higher priced ORVs, offset by increased sales of lower priced mid-size motorcycles, and increased promotions. Product mix and price contributed to a one percent decrease for 2016, primarily due to negative impact of a lower number of higher priced ORVs sold to dealers relative to our other businesses. Acquisitions contributed a 15 percent increase for 2017, primarily due to the TAP acquisition in November 2016. The impact from currency rates on our Canadian and other foreign subsidiaries’ sales, when translated to U.S. dollars, was flat in 2017 and decreased one percent in 2016 compared to the prior year.
Through December 31, 2016, the Company reported under three segments for segment reporting. However, during the first quarter ended March 31, 2017, as a result of the acquisition of TAP, the Company established a new reporting segment, Aftermarket, which includes the results of TAP as well as the other aftermarket brands. The comparative 2016 and 2015 results were reclassified to reflect the new reporting segment structure. Our sales by reporting segment were as follows:

	For the Years Ended December 31,
($ in millions)	2017	Percent of Sales	2016	Percent of Sales	Percent Change 2017 vs. 2016	2015	Percent of Sales	Percent Change 2016 vs. 2015
ORV/Snowmobiles	$3,570.8	66%	$3,283.9	73%	9%	$3,646.9	77%	(10)%
Motorcycles	576.0	11%	699.2	15%	(18)%	688.3	15%	2%
Global Adjacent Markets	396.8	7%	341.9	8%	16%	312.1	7%	10%
Aftermarket	884.9	16%	191.6	4%	362%	72.0	1%	166%
Total Sales	$5,428.5	100%	$4,516.6	100%	20%	$4,719.3	100%	(4)%
ORV/Snowmobiles
Off-Road Vehicles
ORV sales, inclusive of PG&A sales, of $3,225.3 million in 2017, which include core ATV, RANGER, and RZR side-by-side vehicles, increased eight percent from 2016. This increase reflects increased ORV shipments, driven by RZR and RANGER shipments. Polaris’ North American ORV unit retail sales to consumers increased low-single digits percent for 2017 compared to 2016, with ATV unit retail sales approximately flat and side-by-side vehicles unit retail sales increasing low-single digits percent over the prior year. North American dealer inventories of ORVs decreased six percent from 2016. ORV sales outside of North America increased approximately 11 percent in 2017 compared to 2016. For 2017, the average ORV per unit sales price increased approximately four percent compared to 2016’s per unit sales price.
Reclassified ORV sales, inclusive of PG&A sales, of $2,976.6 million in 2016, which include core ATV, RANGER and RZR side-by-side vehicles, decreased nine percent from 2015. This decrease reflects internal challenges such as delayed model year 2017 shipments, as well as external challenges such as currency pressures, heightened competitive product offerings, market share declines and slower retail sales, including in oil and gas producing regions of North America. Polaris’ North American ORV unit retail sales to consumers decreased mid-single digits percent for 2016 compared to 2015, with ATV unit retail sales decreasing high-single digits percent and side-by-side vehicles unit retail sales decreasing mid-single digits percent over the prior year. North American dealer inventories of ORVs decreased 11 percent from 2015. ORV sales outside of North America decreased approximately three percent in 2016 compared to 2015. For 2016, the average ORV per unit sales price decreased approximately four percent compared to 2015’s per unit sales price.
Snowmobiles
Snowmobiles sales, inclusive of PG&A sales, increased 12 percent to $345.5 million for 2017 compared to 2016. Retail sales to consumers for the 2017-2018 season-to-date period through December 31, 2017, decreased low double-digits percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, increased approximately four percent in 2017 as compared to 2016. The average unit sales price in 2017 was flat with 2016’s per unit sales price.
Reclassified snowmobiles sales, inclusive of PG&A sales, decreased 18 percent to $307.3 million for 2016 compared to 2015. This decrease is primarily due to lower wholegoods and PG&A sales, due to low snowfall levels in North America, currency pressures and market share declines. Retail sales to consumers for the 2016-2017 season-to-date period through December 31, 2016, decreased low double-digits percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased approximately 12 percent in 2016 as compared to 2015 due primarily to economic weakness in the region. The average unit sales price in 2016 increased three percent over 2015’s per unit sales price, primarily due to a favorable mix of premium snowmobiles.
Motorcycles
Sales of Motorcycles, inclusive of PG&A sales, decreased 18 percent to $576.0 million for 2017 compared to 2016. The decrease in 2017 sales is due to the January 2017 decision to wind down Victory motorcycles, as well as decreased shipments of Slingshot, offset by an increase in Indian motorcycle shipments of about 20 percent. North American industry retail sales, 900cc and above (including Slingshot), decreased high-single digits percent in 2017 compared to 2016. Over the same period, Polaris North American unit retail sales to consumers increased approximately four percent, driven primarily by strong retail sales for Indian motorcycles of 15 percent, while Slingshot retail sales decreased in the high teens percent. North American Polaris motorcycle dealer inventory increased high teens percent in 2017 versus 2016 levels primarily due to stocking at appropriate RFM levels. Sales of motorcycles to customers outside of North America decreased approximately two percent in 2017 compared to 2016, due to Victory. Excluding Victory, sales of motorcycles to customers outside North America increased approximately 20 percent in 2017. Excluding Victory, the average per unit sales price for the Motorcycles segment in 2017 decreased two percent compared to 2016 due to higher sales growth of our lower priced mid-sized motorcycles outpacing the growth of our heavyweight motorcycles.
Reclassified sales of Motorcycles, inclusive of PG&A sales, which is comprised of Indian and Victory motorcycles, and the moto-roadster Slingshot, increased two percent to $699.2 million for 2016 compared to 2015. The increase in 2016 sales is due to increased shipments for Indian and Victory motorcycles, partially offset by lower Slingshot shipments, which were negatively impacted by a recall during the fourth quarter. North American industry retail sales, 900cc and above (including Slingshot), decreased mid-single digits percent in 2016 compared to 2015. Over the same period, Polaris North American unit retail sales to consumers increased approximately ten percent, driven primarily by strong retail sales for Indian motorcycles. North American Polaris motorcycle dealer inventory increased approximately 30 percent in 2016 versus 2015 levels primarily due to stocking at appropriate RFM levels. Sales of motorcycles to customers outside of North America increased approximately eight percent in 2016 compared to 2015. The average per unit sales price for the Motorcycles segment in 2016 decreased four percent compared to 2015 due to the increased sales of our mid-sized motorcycles.
Global Adjacent Markets
Global Adjacent Markets sales, inclusive of PG&A sales, increased 16 percent to $396.8 million for 2017 compared to 2016. The increase in sales is primarily due to increased sales in our Aixam, Goupil and government businesses. Sales to customers outside of North America increased approximately 24 percent in 2017 compared to 2016. The average per unit sales price for the Global Adjacent Markets segment in 2017 increased approximately five percent compared to 2016.
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
Aftermarket
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased significantly to $884.9 million for 2017 compared to 2016. The increase in sales is due to the acquisition of TAP in November 2016. TAP sales increased $685.1 million compared to 2016, and opened eight new 4-Wheel Parts retail stores in 2017, bringing the total store count to 84.
Aftermarket sales increased 166 percent to $191.6 million for 2016 compared to 2015. The increase in sales is primarily due to the acquisition of TAP in November 2016. TAP contributed sales of $108.7 million for 2016.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2017	Percent of Total Sales	2016	Percent of Total Sales	Percent Change 2017 vs. 2016	2015	Percent of Total Sales	Percent Change 2016 vs. 2015
United States	$4,327.6	80%	$3,557.2	79%	22%	$3,689.0	78%	(4)%
Canada	375.6	7%	307.1	7%	22%	378.7	8%	(19)%
Other foreign countries	725.3	13%	652.3	14%	11%	651.6	14%	0%
Total sales	$5,428.5	100%	$4,516.6	100%	20%	$4,719.3	100%	(4)%
 Significant regional trends were as follows:
United States:
Sales in the United States for 2017 increased 22 percent compared to 2016, primarily resulting from the acquisition of TAP in November 2016 and increased ORV shipments, partially offset by the wind down of Victory motorcycles. The United States represented 80 percent, 79 percent and 78 percent of total company sales in 2017, 2016 and 2015, respectively. Sales in the United States for 2016 decreased four percent compared to 2015, primarily resulting from lower shipments of ORVs.
Canada:
Canadian sales increased 22 percent in 2017 compared to 2016. The increase is driven by the acquisition of TAP and increased ORV shipments, partially offset by the Victory wind down. Currency rate movement had a favorable three percent impact on sales for 2017 compared to 2016. Sales in Canada represented seven percent, seven percent and eight percent of total company sales in 2017, 2016 and 2015, respectively. Canadian sales decreased 19 percent in 2016 compared to 2015. A slower retail environment, driven by the oil and gas producing regions of Canada, contributed to the decrease in 2016, as well as negative currency rate movement, which had an unfavorable three percent impact on sales for 2016 compared to 2015.
Other Foreign Countries:
Sales in other foreign countries, primarily in Europe, increased 11 percent in 2017 compared to 2016. Sales of ORVs, snowmobiles, and Global Adjacent Markets vehicles increased, partially offset by decreased sales of motorcycles due to the Victory wind down. Currency rate movements had a favorable one percentage point impact on sales for 2017 compared to 2016. Sales in other foreign countries, primarily in Europe, were flat for 2016 compared to 2015. Sales of motorcycles and Global Adjacent Markets vehicles increased, but were offset by decreased sales of snowmobiles and ORVs, as well as negative currency rate movements, which had an unfavorable three percentage point impact on sales for 2016 compared to 2015.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2017	Percent of Total Cost of Sales	2016	Percent of Total Cost of Sales	Change 2017 vs. 2016	2015	Percent of Total Cost of Sales	Change 2016 vs. 2015
Purchased materials and services	$3,526.0	86%	$2,840.8	83%	24%	$2,929.9	87%	(3)%
Labor and benefits	292.6	7%	250.7	7%	17%	258.7	8%	(3)%
Depreciation and amortization	139.5	3%	124.5	4%	12%	117.9	3%	6%
Warranty costs	145.7	4%	195.0	6%	(25)%	73.7	2%	165%
Total cost of sales	$4,103.8	100%	$3,411.0	100%	20%	$3,380.2	100%	1%
Percentage of sales	75.6%		75.5%		+8 basis	71.6%		+389 basis
					points			points
For 2017, cost of sales increased 20 percent to $4,103.8 million compared to $3,411.0 million in 2016. The increase in cost of sales in 2017 is primarily attributed to the acquisition of TAP in November 2016, Victory motorcycles wind down costs, and manufacturing network realignment costs, partially offset by lower warranty costs.
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

 Gross Profit:
The following table reflects our gross profit in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2017	Percent of Sales	2016	Percent of Sales	Change 2017 vs. 2016	2015	Percent of Sales	Change 2016 vs. 2015
ORV/Snowmobiles	$1,054.6	29.5%	$907.6	27.6%	16%	$1,170.8	32.1%	(22)%
Motorcycles	16.7	2.9%	87.5	12.5%	(81)%	91.9	13.3%	(5)%
Global Adjacent Markets	94.9	23.9%	95.1	27.8%	0%	84.2	27.0%	13%
Aftermarket	225.5	25.5%	46.3	24.2%	387%	25.2	34.9%	84%
Corporate	(67.0)		(30.9)		117%	(33.1)		(7)%
Total gross profit dollars	$1,324.7		$1,105.6		20%	$1,339.0		(17)%
Percentage of sales	24.4%		24.5%		-8 basis points	28.4%		-389 basis points
Consolidated. Consolidated gross profit, as a percentage of sales, was approximately flat in 2017 due to increased volumes and mix and gross VIP cost savings, offset by Victory wind down costs and promotional costs. 2017 gross profit includes the negative impact of $57.8 million of Victory Motorcycle wind down costs, $13.0 million of realignment costs, and $13.0 million of inventory step-up accounting adjustments related to the TAP acquisition. Foreign currencies had a negative impact to gross profit of approximately $7.4 million for 2017, when compared to the prior year period.
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
ORV/Snowmobiles. Gross profit, as a percentage of sales, increased from 2016 to 2017, primarily due to increased volumes, product mix, and lower warranty costs, partially offset by higher promotions. Included in warranty expense are costs related to recall activity. Gross profit, as a percentage of sales, decreased from 2015 to 2016, primarily due to decreased volumes, higher warranty costs and higher promotions, partially offset by product cost reduction efforts. Included in warranty expense are costs related to recall activity, primarily for certain RZR vehicles.
Motorcycles. Gross profit, as a percentage of sales, decreased from 2016 to 2017, primarily due to $57.8 million of costs incurred related to the wind down of Victory motorcycles, including increased promotions and inventory charges, and lower Slingshot volume. Gross profit, as a percentage of sales, decreased from 2015 to 2016, primarily due to higher warranty costs associated with Slingshot, partially offset by increased sales volumes of Indian and Victory motorcycles, and the absence of costs incurred in 2015 related to additional manufacturing costs and inefficiencies associated with our Spirit Lake, Iowa motorcycle facility paint system.
Global Adjacent Markets. Gross profit, as a percentage of sales, decreased from 2016 to 2017, primarily due to costs incurred for manufacturing network realignment of $13.0 million. Gross profit, as a percentage of sales, increased from 2015 to 2016, primarily due to the acquisition of Taylor-Dunn and increased sales volumes of Aixam vehicles.
Aftermarket. Gross profit, as a percentage of sales, increased from 2016 to 2017, primarily due to the acquisition of TAP. 2017 gross profit includes the negative impact of $13.0 million of inventory step-up accounting adjustments related to the TAP acquisition. Gross profit, as a percentage of sales, decreased from 2015 to 2016, primarily due to the acquisition of TAP in November 2016. 2016 gross profit included approximately $9.0 million related to a purchase accounting inventory step-up adjustment.

Operating Expenses:
The following table reflects our operating expenses in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Selling and marketing	$471.8	$342.2	38%	$316.7	8%
Research and development	238.3	185.1	29%	166.4	11%
General and administrative	331.2	306.5	8%	209.1	47%
Total operating expenses	$1,041.3	$833.8	25%	$692.2	20%
Percentage of sales	19.2%	18.5%	+72 basis points	14.7%	+379 basis points
Operating expenses for 2017, as a percentage of sales and in absolute dollars, increased primarily due to the TAP acquisition, increased variable compensation expenses, increased research and development expenses and increased selling and marketing costs related to new products, partially offset by decreased legal related expenses. 2017 operating expenses included $10.1 million of Victory Motorcycles wind down costs, $14.0 million of TAP integration expenses, and $9.1 million of corporate restructuring and realignment expenses.
Operating expenses for 2016, as a percentage of sales and in absolute dollars, increased primarily due to higher general and administrative expenses due to increased legal expenses and other costs related to product recalls and approximately one month of TAP operating expenses. Operating expenses also increased due to acquisitions and acquisition-related expenses, including approximately $13.0 million of acquisition-related expenses for the TAP acquisition, as well as increased research and development expenses for ongoing product refinement and innovation.
Income from Financial Services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Income from Polaris Acceptance joint venture	$27.3	$31.1	(12)%	$30.7	1%
Income from retail credit agreements	37.5	41.8	(10)%	33.9	23%
Income from other financial services activities	11.5	5.6	105%	4.7	19%
Total income from financial services	$76.3	$78.5	(3)%	$69.3	13%
Percentage of sales	1.4%	1.7%	-33 basis points	1.5%	+27 basis points
Income from financial services decreased three percent to $76.3 million in 2017 compared to $78.5 million in 2016. The decrease in 2017 is primarily due to a four percent decrease in retail credit contract volume and decreased income generated from the wholesale portfolio due to lower ORV dealer inventory levels, partially offset by higher income from the sale of extended service contracts.
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

Remainder of the Income Statement:

	For the Years Ended December 31,
($ in millions except per share data)	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Interest expense	$32.2	$16.3	97%	$11.5	42%
Equity in loss of other affiliates	$6.8	$6.9	(2)%	$6.8	1%
Other expense, net	$2.0	$13.8	(86)%	$12.1	14%

Income before income taxes	$318.8	$313.3	2%	$685.7	(54)%
Provision for income taxes	$146.3	$100.3	46%	$230.4	(56)%
Percentage of income before income taxes	45.9%	32.0%	+1,387 basis	33.6%	-158 basis
			points		points
Net income	$172.5	$212.9	(19)%	$455.4	(53)%
Diluted net income per share	$2.69	$3.27	(18)%	$6.75	(52)%
Weighted average diluted shares outstanding	64.2	65.2	(2)%	67.5	(3)%
Interest Expense. The increase in 2017 compared to 2016, and 2016 to 2015 is primarily due to increased debt levels through borrowings on our term loan facility and revolving credit facility, primarily to finance the TAP acquisition.
Equity in loss of other affiliates. Reflects losses at Eicher-Polaris Private Limited (EPPL) related to continued operating activities associated with the production of the Multix™ personal vehicle. We have recorded our proportionate 50 percent share of EPPL losses.
Other expense,net. The change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions, currency hedging positions and balance sheet positions related to our foreign subsidiaries from period to period, a first quarter impairment of a cost method investment recorded due to the wind down of Victory Motorcycles, and a subsequent fourth quarter gain on a sale of the previously impaired investment.
Provision for income taxes. The income tax rate for 2017 was 45.9% as compared with 32.0% and 33.6% in 2016 and 2015, respectively.  The higher income tax rate for 2017, compared with 2016 was due to $55.4 million of charges, primarily related to a non-cash write-down of deferred tax assets as a result of the passing of the U.S. tax reform bill in the fourth quarter of 2017, offset by favorable changes related to share-based payment accounting, ASU No. 2016-09, and the related excess tax benefits now recognized as a reduction to income tax expense. The lower income tax rate for 2016, compared with 2015 was primarily due to the decrease in 2016 pretax income, as the beneficial impact of discrete items increases with lower pretax earnings. For 2017, 2016 and 2015, the income tax provision was positively impacted by the United States Congress extending and permanently enacting the research and development income tax credit.
We expect our future effective tax rate to be approximately 23% due to the U.S. tax reform bill in the fourth quarter of 2017.
Weighted average shares outstanding. The change in the weighted average diluted shares outstanding from 2016 to 2017 and from 2015 to 2016 is primarily due to share repurchases under our stock repurchase program.

Critical Accounting Policies
The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, dealer holdback programs, share-based employee compensation, product warranties and product liability.
Revenue recognition. Revenues are recognized at the time of shipment to the dealer, distributor or other customers, or at the time of delivery for our retail aftermarket locations. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. We have not historically recorded any significant sales return allowances because we have not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales at the time of sale to the dealer or distributor. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2017 and 2016, accrued sales promotions and incentives were $162.3 million and $158.6 million, respectively, resulting primarily from an increased competitive environment in 2017. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. Historically, actual sales promotion and incentive expenses have been within our expectations and differences have not been material.
 Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by our dealers or distributors and, therefore, reduce the amount of sales we recognize at the time of shipment. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on our balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria. Polaris recorded accrued liabilities of $114.2 million and $117.6 million for dealer holdback programs in the consolidated balance sheets as of December 31, 2017 and 2016, respectively.
Share-based employee compensation. We recognize in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock options, and the Monte Carlo model to estimate the fair value of employee performance restricted stock units that include a total shareholder return (“TSR”) performance condition. These pricing models also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We utilize historical volatility as we believe this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on our history of dividend payouts. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin and operating expenses. We estimate the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in our gross margin and operating expenses. At the end of 2017, if all long-term incentive program performance based awards were expected to achieve the maximum payout, we would have recorded an additional $48.8 million of expense in 2017. Fluctuations in our stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in our stock price is recognized in the period of the change, and is reflected in our gross margin and operating expenses. At December 31, 2017, the accrual for liability-based awards outstanding was $9.1 million, and is included in accrued compensation in the consolidated balance sheets.
Product warranties. We provide a limited warranty for our vehicles for a period of six months to two years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and market conditions and may provide longer warranties related to certain promotional programs. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumers. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2017 and 2016, the accrued warranty liability was $123.8 million and $119.3 million, respectively. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future.
Product liability. We are subject to product liability claims in the normal course of business. We carry excess insurance coverage for catastrophic product liability claims. We self-insure product liability claims up to the purchased catastrophic insurance coverage. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. We utilize historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2017 and 2016, we had accruals of $37.7 million and $45.1 million, respectively, for the probable payment of pending claims related to continuing operations product liability litigation associated with our products. These accruals are included in other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

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
The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

($ in millions)	For the Years Ended December 31,
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Total cash provided by (used for):
Operating activities	$580.0	$571.8	$8.2	$440.2	$131.6
Investing activities	(151.1)	(909.3)	758.2	(289.1)	(620.2)
Financing activities	(427.7)	314.5	(742.2)	(120.1)	434.6
Impact of currency exchange rates on cash balances	9.8	(5.0)	14.8	(13.3)	8.3
Increase (decrease) in cash and cash equivalents	$11.0	$(28.0)	$39.0	$17.7	$(45.7)
Operating Activities:
Net cash provided by operating activities totaled $580.0 million and $571.8 million in 2017 and 2016, respectively. The $8.2 million increase in net cash provided by operating activities in 2017 is primarily due to timing of accounts payable and accrued expense payments, partially offset by higher factory inventory. The decrease in working capital for the year was $88.8 million. Changes in working capital (as reflected in our statements of cash flows) for the year ended 2017 was a decrease of $90.9 million, compared to a decrease of $179.7 million in 2016. This was primarily due to an increase in net cash used of $139.0 million related to inventory purchases, partially offset by a decrease in net cash used of $102.2 million related to payments made for accounts payable.

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
Investing Activities:
Net cash used for investing activities was $151.1 million in 2017 compared to $909.3 million in 2016. The primary uses of cash in 2017 were capital expenditures. In 2017, our capital expenditures returned to normalized levels, following significant capital spending in 2016 related to the completion of our Huntsville manufacturing facility.
Net cash used for investing activities was $909.3 million in 2016 compared to $289.1 million in 2015. The primary uses of cash in 2016 were the acquisitions of TAP and Taylor-Dunn. In 2016, we made large capital expenditures related to continued capacity and capability expansion at many of our North America facilities, including the completion of our manufacturing facility in Huntsville, Alabama.
Financing Activities:
Net cash used for financing activities was $427.7 million in 2017 compared to cash provided by financing activities of $314.5 million in 2016. We paid cash dividends of $145.4 million and $140.3 million in 2017 and 2016, respectively. Total common stock repurchased in 2017 and 2016 totaled $90.5 million and $245.8 million, respectively. In 2017, we had net repayments under our capital lease arrangements and debt arrangements of $234.5 million, compared to net borrowings of $679.4 million in 2016. Proceeds from the issuance of stock under employee plans were $42.7 million and $17.7 million in 2017 and 2016, respectively.
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
The seasonality of production and shipments cause working capital requirements to fluctuate during the year. We are party to an unsecured $600 million variable interest rate bank lending agreement that expires in May 2021. At December 31, 2017, there were borrowings of $3.0 million outstanding under this arrangement. We are also party to a $750 million term loan facility, of which $680 million is outstanding as of December 31, 2017. Interest is charged at rates based on LIBOR or “prime.”
In December 2010, we entered into a Master Note Purchase Agreement to issue $25.0 million of 3.81 percent unsecured Senior Notes due May 2018 and $75.0 million of 4.60 percent unsecured Senior Notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, we entered into a First Supplement to Master Note Purchase Agreement, under which we issued $100.0 million of 3.13 percent unsecured senior notes due December 2020. At December 31, 2017 and 2016, outstanding borrowings under the amended Master Note Purchase Agreement totaled $200.0 million for both periods.
At December 31, 2017 and 2016, we were in compliance with all debt covenants. Our debt to total capital ratio was 49 percent and 57 percent at December 31, 2017 and 2016, respectively.

The following table summarizes our significant future contractual obligations at December 31, 2017:

(In millions):	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Senior notes	$200.0	$25.0	$100.0	$75.0	—
Borrowings under our credit facility	3.0	—	—	3.0	—
Term loan facility	680.0	20.0	80.0	580.0	—
Notes Payable	12.4	1.2	2.8	2.4	$6.0
Interest expense	109.4	25.7	50.0	33.7	—
Capital leases	25.2	2.1	4.5	4.4	14.2
Operating leases	132.1	35.0	53.1	26.9	17.1
Total	$1,162.1	$109.0	$290.4	$725.4	$37.3
In the table above, we assumed our December 31, 2017, outstanding borrowings under the Senior Notes will be paid at their respective due dates. Additionally, at December 31, 2017, we had letters of credit outstanding of $20.3 million related to purchase obligations for raw materials. Not included in the above table are unrecognized tax benefits of $20.1 million as the timing of payment is uncertain.
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 80.1 million shares have been repurchased cumulatively from 1996 through December 31, 2017. We repurchased a total of 1.0 million shares of our common stock for $90.5 million during 2017, which increased earnings per share by three cents. We have authorization from our Board of Directors to repurchase up to an additional 6.4 million shares of our common stock as of December 31, 2017. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
We have arrangements with certain finance companies (including Polaris Acceptance) to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements at December 31, 2017 and 2016, was approximately $1,422.2 million and $1,438.8 million, respectively. We participate in the cost of dealer financing up to certain limits. We have agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
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
We have not guaranteed the outstanding indebtedness of Polaris Acceptance. In addition, the two partners of Polaris Acceptance share equally a variable equity cash investment based on the sum of the portfolio balance in Polaris Acceptance. Our total investment in Polaris Acceptance at December 31, 2017 was $88.8 million. Substantially all of our U.S. sales are financed through Polaris Acceptance whereby Polaris receives payment within a few days of shipment of the product. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by Wells Fargo’s subsidiary. Our exposure to losses associated with respect to the Polaris Acceptance is limited to our equity in Polaris Acceptance. We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end balances outstanding during the prior calendar year with respect to receivables retained by Polaris Acceptance and the Securitized Receivables. For calendar year 2018, the potential 15 percent aggregate repurchase obligation is approximately $165.0 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. During 2016, Wells Fargo & Company purchased the ownership interests in Polaris Acceptance from GE. The partnership agreement is effective through February 2022.
Our investment in Polaris Acceptance is accounted for under the equity method and is recorded as investment in finance affiliate in the accompanying consolidated balance sheets. Our allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2017, Polaris Acceptance’s wholesale portfolio receivables from dealers in the United States (including the Securitized Receivables) was $1,193.0 million, a one percent decrease from $1,206.6 million at December 31, 2016. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of our products. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2017, the agreements in place were as follows:

Financial institution	Agreement expiration date
Performance Finance	December 2021
Sheffield Financial	February 2021
Synchrony Bank	December 2020
During 2017, consumers financed 31 percent of our vehicles sold in the United States through the Performance Finance, Sheffield Financial and Synchrony Bank installment retail credit arrangements. The volume of revolving and installment credit contracts written in calendar year 2017 with these institutions was $1,077.0 million, a four percent decrease from 2016.
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
The balance of restricted cash and cash equivalents as of December 31, 2017 and 2016 was $23.3 million and $17.8 million, respectively. Restricted cash represents cash equivalents held in trust, as well as amounts held on deposit with regulatory agencies in the various jurisdictions in which our insurance entity does business.
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
The changing relationships of the U.S. dollar to the Mexican peso, the Canadian dollar, the Australian dollar, the Euro, the Swiss franc and other foreign currencies have had a material impact from time to time. We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts.
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
At December 31, 2017, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar (AUD)	Long	$24,250	$0.77 to 1 AUD
Canadian Dollar (CAD)	Long	94,292	$0.79 to 1 CAD
Euro	Long	—	—
Mexican Peso	Short	9,999	20 Peso to $1
Swiss Franc	Short	—	—
The assets and liabilities in all our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income. In 2017, after consideration of the existing foreign currency hedging contracts, foreign currencies had a slightly favorable impact on net income compared to 2016. We expect currencies to have a slightly favorable impact on net income in 2018 compared to 2017.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At December 31, 2017, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a slightly negative impact on our gross margins for 2018 when compared to 2017.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2017, we had an outstanding balance of $3.0 million on the revolving loan, and an outstanding balance of $680.0 million on the term loan. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have an approximate $9.0 million impact to interest expense in 2017.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.
Management’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ SCOTT W. WINE

Scott W. Wine
Chairman and Chief Executive Officer

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Executive Vice President—Finance and
Chief Financial Officer
February 14, 2018
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
Polaris Industries Inc.
Opinion on Internal Control over Financial Reporting
We have audited Polaris Industries Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Industries Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Polaris Industries Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 14, 2018

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
Polaris Industries Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Industries Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to asses the risks of material misstatement of the financial statements whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Minneapolis, Minnesota
February 14, 2018

POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

Assets	December 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$138,345	$127,325
Trade receivables, net	200,144	174,832
Inventories, net	783,961	746,534
Prepaid expenses and other	101,453	91,636
Income taxes receivable	29,601	50,662
Total current assets	1,253,504	1,190,989
Property and equipment:
Land, buildings and improvements	410,604	386,366
Equipment and tooling	1,137,183	1,080,239
	1,547,787	1,466,605
Less: accumulated depreciation	(800,598)	(739,009)
Property and equipment, net	747,189	727,596
Investment in finance affiliate	88,764	94,009
Deferred tax assets	115,511	188,471
Goodwill and other intangible assets, net	780,586	792,979
Other long-term assets	104,039	105,553
Total assets	$3,089,593	$3,099,597
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations, and notes payable	$47,746	$3,847
Accounts payable	317,377	273,742
Accrued expenses:
Compensation	168,014	122,214
Warranties	123,840	119,274
Sales promotions and incentives	162,298	158,562
Dealer holdback	114,196	117,574
Other	186,103	162,432
Income taxes payable	10,737	2,106
Total current liabilities	1,130,311	959,751
Long-term income taxes payable	20,114	26,391
Capital lease obligations	18,351	17,538
Long-term debt	846,915	1,120,525
Deferred tax liabilities	10,128	9,127
Other long-term liabilities	120,398	90,497
Total liabilities	$2,146,217	$2,223,829
Deferred compensation	11,717	8,728
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 63,075 and 63,109 shares issued and outstanding, respectively	$631	$631
Additional paid-in capital	733,894	650,162
Retained earnings	242,763	300,084
Accumulated other comprehensive loss, net	(45,629)	(83,837)
Total shareholders’ equity	931,659	867,040
Total liabilities and shareholders’ equity	$3,089,593	$3,099,597

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Sales	$5,428,477	$4,516,629	$4,719,290
Cost of sales	4,103,826	3,411,006	3,380,248
Gross profit	1,324,651	1,105,623	1,339,042
Operating expenses:
Selling and marketing	471,805	342,235	316,669
Research and development	238,299	185,126	166,460
General and administrative	331,196	306,442	209,077
Total operating expenses	1,041,300	833,803	692,206
Income from financial services	76,306	78,458	69,303
Operating income	359,657	350,278	716,139
Non-operating expense:
Interest expense	32,155	16,319	11,456
Equity in loss of other affiliates	6,760	6,873	6,802
Other expense, net	1,951	13,835	12,144
Income before income taxes	318,791	313,251	685,737
Provision for income taxes	146,299	100,303	230,376
Net income	$172,492	$212,948	$455,361
Net income per share:
Basic	$2.74	$3.31	$6.90
Diluted	$2.69	$3.27	$6.75
Weighted average shares outstanding:
Basic	62,916	64,296	66,020
Diluted	64,180	65,158	67,484

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$172,492	$212,948	$455,361
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit (expense) of ($404), $195 and $643	41,691	(19,773)	(38,571)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $186, $936 and ($1,975)	(330)	(1,572)	3,320
Retirement benefit plan activity, net of tax benefit of $1,863, $0 and $0	(3,153)	—	—
Comprehensive income	$210,700	$191,603	$420,110
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2014	66,307	$663	$486,005	$401,840	$(27,241)	$861,267
Employee stock compensation	144	2	61,927	—	—	61,929
Deferred compensation	—	—	(2,994)	6,877	—	3,883
Proceeds from stock issuances under employee plans	1,037	10	32,525	—	—	32,535
Tax effect of exercise of stock options	—	—	34,654	—	—	34,654
Cash dividends declared ($2.12 per share)	—	—	—	(139,285)	—	(139,285)
Repurchase and retirement of common shares	(2,179)	(22)	(15,974)	(277,620)	—	(293,616)
Net income	—	—	—	455,361	—	455,361
Other comprehensive loss	—	—	—	—	(35,251)	(35,251)
Balance, December 31, 2015	65,309	653	596,143	447,173	(62,492)	981,477
Employee stock compensation	303	3	57,924	—	—	57,927
Deferred compensation	—	—	1,379	(462)	—	917
Proceeds from stock issuances under employee plans	405	4	17,686	—	—	17,690
Tax effect of exercise of stock options	—	—	3,578	—	—	3,578
Cash dividends declared ($2.20 per share)	—	—	—	(140,336)	—	(140,336)
Repurchase and retirement of common shares	(2,908)	(29)	(26,548)	(219,239)	—	(245,816)
Net income	—	—	—	212,948	—	212,948
Other comprehensive loss	—	—	—	—	(21,345)	(21,345)
Balance, December 31, 2016	63,109	631	650,162	300,084	(83,837)	867,040
Employee stock compensation	60	1	50,053	—	—	50,054
Deferred compensation	—	—	1,536	(4,525)	—	(2,989)
Proceeds from stock issuances under employee plans	934	9	42,729	—	—	42,738
Cash dividends declared ($2.32 per share)	—	—	—	(145,423)	—	(145,423)
Repurchase and retirement of common shares	(1,028)	(10)	(10,586)	(79,865)	—	(90,461)
Net income	—	—	—	172,492	—	172,492
Other comprehensive loss	—	—	—	—	38,208	38,208
Balance, December 31, 2017	63,075	$631	$733,894	$242,763	$(45,629)	$931,659

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$172,492	$212,948	$455,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,108	167,512	152,138
Noncash compensation	50,054	57,927	61,929
Noncash income from financial services	(27,027)	(30,116)	(29,405)
Deferred income taxes	73,614	(26,056)	(16,343)
Excess tax benefits from share-based compensation	—	(3,578)	(34,654)
Impairment charges	25,395	—	—
Other, net	3,401	13,462	6,802
Changes in operating assets and liabilities:
Trade receivables	(17,064)	2,030	48,798
Inventories	(26,958)	111,999	(148,725)
Accounts payable	39,516	(62,693)	(46,095)
Accrued expenses	94,557	145,261	9,182
Income taxes payable/receivable	23,410	(1,997)	(247)
Prepaid expenses and other, net	(22,518)	(14,916)	(18,510)
Net cash provided by operating activities	579,980	571,783	440,231
Investing Activities:
Purchase of property and equipment	(184,388)	(209,137)	(249,485)
Investment in finance affiliate	(25,230)	(8,641)	(23,087)
Distributions from finance affiliate	57,502	43,820	42,527
Investment in other affiliates	(625)	(11,595)	(17,848)
Acquisition and disposal of businesses, net of cash acquired	1,645	(723,705)	(41,195)
Net cash used for investing activities	(151,096)	(909,258)	(289,088)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	2,186,939	3,232,137	2,631,067
Repayments under debt arrangements / capital lease obligations	(2,421,473)	(2,552,760)	(2,385,480)
Repurchase and retirement of common shares	(90,461)	(245,816)	(293,616)
Cash dividends to shareholders	(145,423)	(140,336)	(139,285)
Proceeds from stock issuances under employee plans	42,738	17,690	32,535
Excess tax benefits from share-based compensation	—	3,578	34,654
Net cash provided by (used for) financing activities	(427,680)	314,493	(120,125)
Impact of currency exchange rates on cash balances	9,816	(5,042)	(13,269)
Net increase (decrease) in cash and cash equivalents	11,020	(28,024)	17,749
Cash and cash equivalents at beginning of period	127,325	155,349	137,600
Cash and cash equivalents at end of period	$138,345	$127,325	$155,349

Noncash Activity:
Property and equipment obtained through capital leases and notes payable	—	—	$14,500
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$30,884	$15,833	$11,451
Income taxes paid	$46,308	$126,799	$244,328
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Industries Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles and Global Adjacent Markets vehicles. Polaris products, together with related parts, garments and accessories, as well as aftermarket accessories and apparel, are sold worldwide through a network of independent dealers and distributors, retail stores and its subsidiaries. The primary markets for our products are the United States, Canada, Western Europe, Australia and Mexico.
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
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. Polaris used the guidelines to analyze the Company’s relationships, including its relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company in 2017, 2016 and 2015.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$54,244	$54,244	—	—
Total assets at fair value	$54,244	$54,244	$—	—
Non-qualified deferred compensation liabilities	$(54,244)	$(54,244)	—	—
Foreign exchange contracts, net	(426)	—	$(426)	—
Total liabilities at fair value	$(54,670)	$(54,244)	$(426)	—
	Fair Value Measurements as of December 31, 2016
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49,330	$49,330	—	—
Foreign exchange contracts, net	298	—	$298	—
Total assets at fair value	$49,628	$49,330	$298	—
Commodity contracts, net	$—	—	$—	—
Non-qualified deferred compensation liabilities	(49,330)	$(49,330)	—	—
Total liabilities at fair value	$(49,330)	$(49,330)	$—	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At December 31, 2017 and December 31, 2016, the fair value of the Company’s long-term debt was approximately $922,123,000 and $1,156,181,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $913,012,000 and $1,141,910,000 as of December 31, 2017 and December 31, 2016, respectively.
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

Inventories. Inventory costs include material, labor, and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	December 31, 2017	December 31, 2016
Raw materials and purchased components	$194,108	$141,566
Service parts, garments and accessories	307,684	316,383
Finished goods	329,288	333,760
Less: reserves	(47,119)	(45,175)
Inventories	$783,961	$746,534
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
Revenue recognition. Revenues are recognized at the time of shipment to the dealer or distributor or other customers, or at the time of customer delivery for our retail aftermarket locations. Service revenues are recognized upon completion of the service. Product returns, whether in the normal course of business or resulting from repossession under the Company’s customer financing program (see Note 9), have not been material. Polaris sponsors certain sales incentive programs and accrues liabilities for estimated sales promotion expenses and estimated holdback amounts that are recognized as reductions to sales when products are sold to the dealer or distributor customer.
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
Advertising expenses. Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2017, 2016 and 2015, Polaris incurred $75,307,000, $85,199,000 and $80,090,000, respectively.
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

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$119,274	$56,474	$53,104
Additions to reserve through acquisitions	—	147	250
Additions charged to expense	145,705	194,996	73,716
Less: warranty claims paid	(141,139)	(132,343)	(70,596)
Balance at end of year	$123,840	$119,274	$56,474

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

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$26,157	—	—
Additions to deferred revenue through acquisitions	—	$7,944
New contracts sold	31,617	20,569	—
Less: reductions for revenue recognized	(12,014)	(2,356)	—
Balance at end of year	$45,760	$26,157	—
(1) The unamortized extended service contract premiums (deferred revenue) recorded in other current liabilities, totaled $18,607,000 and $11,012,000 as of December 31, 2017, and 2016, respectively, while the amount recorded in other long-term liabilities totaled $27,153,000 and $15,145,000, as of December 31, 2017 and 2016, respectively.
Share-based employee compensation. For purposes of determining the estimated fair value of share-based payment awards on the date of grant under ASC Topic 718, Polaris uses the Black-Scholes model to estimate the fair value of employee stock options, and the Monte Carlo simulation model to estimate the fair value of employee performance restricted stock units that include a total shareholder return (“TSR”) performance condition. These models require the input of certain assumptions that require judgment. Because employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of Topic 718 in future periods, the compensation expense that was recorded under Topic 718 may differ significantly from what was recorded in the current period. Refer to Note 3 for additional information regarding share-based compensation.
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
Polaris enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from time to time from its foreign subsidiaries. Polaris does not use any financial contracts for trading purposes. These contracts met the criteria for cash flow hedges. Gains and losses on the Canadian dollar and Australian dollar contracts at settlement are recorded in non-operating other expense, net in the consolidated income statements, and gains and losses on the Japanese yen and Mexican peso contracts at settlement are recorded in cost of sales in the consolidated income statements. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
Polaris is subject to market risk from fluctuating market prices of certain purchased commodity raw materials, including steel, aluminum, diesel fuel, and petroleum-based resins. In addition, the Company purchases components and parts containing various commodities, including steel, aluminum, rubber, rare earth metals and others which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. From time to time, Polaris utilizes derivative contracts to hedge a portion of the exposure to commodity risks. The Company did not enter into any such derivative contracts during 2017 or 2016. The Company’s diesel fuel and aluminum hedging contracts do not meet the criteria for hedge accounting and therefore, the resulting unrealized gains and losses from those contracts are included in the consolidated statements of income in cost of sales. Refer to Note 12 for additional information regarding derivative instruments and hedging activities.

The gross unrealized gains and losses of these contracts are recorded in the accompanying balance sheets as other current assets or other current liabilities.
Foreign currency translation. The functional currency for each of the Polaris foreign subsidiaries is their respective local currencies. The assets and liabilities in all Polaris foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of Polaris’ foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other expense, net in our consolidated statements of income.
Comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, and retirement benefit plan activity. The Company discloses comprehensive income in separate consolidated statements of comprehensive income.
New accounting pronouncements.
Share-based payment accounting. During the first quarter of 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the adoption, the Company recognized a tax benefit of $14,643,000 of excess tax benefits related to share-based payments in our provision for income taxes for year ended December 31, 2017. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax related cash flows. The Company elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis. The Company’s compensation expense each period continues to reflect estimated forfeitures.
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
The Company has completed an assessment of the impact of ASU 2014-09 and other related ASUs, and concluded that the impact of adoption will not be significant to the Company’s financial statements, accounting policies or processes. The Company will expand its revenue related disclosures as a result of adopting the new standard, which will primarily include revenue disaggregation. The Company has adopted ASU 2014-09 for the Company’s fiscal year beginning January 1, 2018, using the modified retrospective approach.
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

Note 2. Acquisitions
The Company did not complete any acquisitions in 2017.
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
Transamerican Auto Parts
On October 11, 2016, the Company entered into a definitive agreement with TAP Automotive Holdings, LLC
(“Transamerican Auto Parts” or “TAP”), to acquire the outstanding equity interests in Transamerican Auto Parts, a privately held, vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories, for an aggregate consideration of $668,348,000, net of cash acquired. TAP’s products and services for customers in the off-road four-wheel-drive market correspond closely to our ORV business. The transaction closed on November 10, 2016. The Company funded the purchase price with borrowings under its existing credit facilities.
The following table summarizes the final fair values assigned to the TAP net assets acquired and the determination of net assets (in thousands):

Cash and cash equivalents	$3,017
Trade receivables	18,214
Inventory	145,094
Property, plant and equipment	33,402
Customer relationships	87,000
Trademarks / trade names	175,500
Goodwill	266,126
Other assets	17,687
Deferred revenue	(7,944)
Other liabilities assumed	(66,731)
Total fair value of net assets acquired	671,365
Less cash acquired	(3,017)
Total consideration for acquisition, less cash acquired	$668,348

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

For the Year Ended December 31, 2016
Net sales	$5,161,688
Net income	240,400
Basic earnings per share	$3.74
Diluted earnings per common share	$3.69
The unaudited pro forma net income for the year ended December 31, 2016 excludes the impact of transaction costs incurred by TAP and approximately $13,000,000 of non-recurring transaction related costs incurred by the Company. The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the TAP acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the TAP acquisition occurred on January 1, 2015. The Company’s 2016 consolidated statements of income include $108,699,000 of net sales and $19,842,000 of gross profit related to TAP.

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
 Stock option awards granted to date under the Omnibus Plan generally vest two to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 155,000 deferred stock units to its non-employee directors under the Omnibus Plan (11,000, 11,000 and 8,000 in 2017, 2016 and 2015, respectively) which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively restricted stock) awarded under the Omnibus Plan generally vests after a one to four year period. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
The Option Plan, which is frozen, was used to issue incentive and nonqualified stock options to certain employees. Options granted to date generally vest three years from the award date and expire after ten years.
Under the Polaris Industries Inc. Deferred Compensation Plan for Directors (“Director Plan”), members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. A maximum of 500,000 shares of common stock has been authorized under this plan of which 73,000 equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2017. As of December 31, 2017 and 2016, Polaris’ liability under the plan totaled $9,067,000 and $6,111,000, respectively.
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

 Total share-based compensation expenses were as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Option plan	$18,423	$23,876	$26,191
Other share-based awards	28,844	23,368	23,275
Total share-based compensation before tax	47,267	47,244	49,466
Tax benefit	17,555	17,546	18,451
Total share-based compensation expense included in net income	$29,712	$29,698	$31,015
These share-based compensation expenses are reflected in cost of sales and operating expenses in the accompanying consolidated statements of income. For purposes of determining the estimated fair value of awards on the date of grant under ASC Topic 718, Polaris has used the Black-Scholes model for stock options, and the Monte Carlo simulation model for employee performance restricted stock units that include a TSR performance condition. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.
At December 31, 2017, there was $93,119,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.53 years. Included in unrecognized share-based compensation is approximately $31,087,000 related to stock options and $62,032,000 for restricted stock.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the following plans for the each of the three years ended December 31, 2017, 2016 and 2015:

	Omnibus Plan (Active)		Option Plan (Frozen)
	Outstanding Shares	Weighted Average Exercise Price	Outstanding Shares	Weighted Average Exercise Price
Balance as of December 31, 2014	4,206,512	$66.38	63,233	$23.76
Granted	743,062	150.81	—	—
Exercised	(706,750)	40.21	(44,283)	23.92
Forfeited	(137,285)	112.95	—	—
Balance as of December 31, 2015	4,105,539	$84.61	18,950	$23.37
Granted	1,326,430	78.72	—	—
Exercised	(348,206)	40.51	(18,950)	23.37
Forfeited	(366,702)	108.90	—	—
Balance as of December 31, 2016	4,717,061	$84.32	—	—
Granted	1,267,812	88.22	—	—
Exercised	(898,417)	44.18	—	—
Forfeited	(192,505)	108.15	—	—
Balance as of December 31, 2017	4,893,951	$91.78	—	—
Vested or expected to vest as of December 31, 2017	4,893,951	$91.78	—	—
Options exercisable as of December 31, 2017	1,921,189	$88.21	—	—
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2017 was 6.61 years and 4.53 years, respectively.

The following assumptions were used to estimate the weighted average fair value of options of $18.45, $16.81 and $37.64 granted during the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Years Ended December 31,
	2017	2016	2015
Weighted-average volatility	29%	32%	32%
Expected dividend yield	2.6%	2.8%	1.4%
Expected term (in years)	4.7	4.5	4.5
Weighted average risk free interest rate	1.9%	1.4%	1.5%
The total intrinsic value of options exercised during the year ended December 31, 2017 was $57,400,000. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2017, was $176,289,000 and $78,131,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair values of the total shareholder return (TSR) performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Weighted-average volatility	31%	—	—
Expected term (in years)	3.0	—	—
Weighted average risk free interest rate	1.5%	—	—
The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during fiscal 2017 was $82.14 per award. There were no TSR performance share awards granted in fiscal 2016 or 2015.
The following table summarizes restricted stock activity for the year ended December 31, 2017:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2016	1,521,202	$103.05
Granted	526,119	85.97
Vested	(84,663)	134.23
Canceled/Forfeited	(342,033)	116.55
Balance as of December 31, 2017	1,620,625	$93.03
Expected to vest as of December 31, 2017	1,176,085	$87.92
The total intrinsic value of restricted stock expected to vest as of December 31, 2017 was $145,823,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2017, 2016 and 2015 were $85.97, $77.53 and $139.50, respectively.

Note 4. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Total expense related to the ESOP was $8,241,000, $7,849,000 and $7,455,000, in 2017, 2016 and 2015, respectively. As of December 31, 2017 there were 3,424,000 shares held in the plan.

Defined contribution plans. Polaris sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $22,101,000, $15,456,000, and $14,178,000, in 2017, 2016 and 2015, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balances are both $54,244,000 and $49,330,000 at December 31, 2017, and 2016, respectively.
Executive officers of the Company have the opportunity to defer certain restricted stock units. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. The deferrals are held in a rabbi trust and are invested in funds to match the liabilities of the SERP. The awards are redeemable in Polaris stock or in cash based upon the occurrence of events not solely within the control of Polaris; therefore, awards probable of vesting, for which the executive has not yet made an election to defer, or awards that have been deferred but have not yet vested and are probable of vesting or have been diversified into other funds, are reported as deferred compensation in the temporary equity section of the consolidated balance sheets. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2017, 94,501 shares are recorded at a fair value of $11,717,000 in temporary equity, which includes $7,457,000 of compensation cost and $4,260,000 of cumulative fair value adjustment recorded through retained earnings.

Note 5. Financing Agreement
Debt, capital lease obligations, notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at December 31, 2017	Maturity	December 31, 2017	December 31, 2016
Revolving loan facility	2.56%	May 2021	$3,000	$172,142
Term loan facility	2.66%	May 2021	680,000	740,000
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.20%	Various through 2029	19,889	19,306
Notes payable and other	3.40%	June 2027	12,384	13,618
Debt issuance costs			(2,261)	(3,156)
Total debt, capital lease obligations, and notes payable			$913,012	$1,141,910
Less: current maturities			47,746	3,847
Total long-term debt, capital lease obligations, and notes payable			$865,266	$1,138,063
Bank financing. In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000, of which $680,000,000 is outstanding as of December 31, 2017.
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
The unsecured loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of December 31, 2017.
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
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $12,083,000 is outstanding as of December 31, 2017. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.
The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2017	2016	2015
Total borrowings at December 31	$883,000	$1,112,142	$425,707
Average outstanding borrowings during year	$1,133,641	$638,614	$403,097
Maximum outstanding borrowings during year	$1,319,105	$1,234,337	$523,097
Interest rate at December 31	2.91%	2.25%	2.33%
Letters of credit. At December 31, 2017, Polaris had open letters of credit totaling $20,339,000. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs. Certain finance companies, including Polaris Acceptance, an affiliate (see Note 9), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2017, was approximately $1,422,244,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month-end balances outstanding during the prior calendar year. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 6. Goodwill and Other Intangible Assets
ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Topic 350 requires that these assets be reviewed for impairment at least annually. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the annual impairment test as of December 31, 2017 and 2016. The results of the impairment test indicated that no goodwill impairment existed as of the test date. The Company has had no historical impairments of goodwill. In accordance with Topic 350, the Company will continue to complete an impairment analysis on an annual basis or more frequently if an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount occurs. In 2017, the Company recorded impairments of certain developed technology intangible assets, primarily related to the wind down of Victory Motorcycles. See Note 14 for additional discussion of the wind down activities.
Goodwill and other intangible assets, net of accumulated amortization, for the periods ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Goodwill	$433,374	$421,563
Other intangible assets, net	347,212	371,416
Total goodwill and other intangible assets, net	$780,586	$792,979
There were no material additions to goodwill and other intangible assets in 2017. Additions to goodwill and other intangible assets in 2016 relate primarily to the acquisitions of TAP in November 2016 and Taylor-Dunn in March 2016. For these acquisitions, the respective aggregate purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. TAP and Taylor-Dunn’s financial results are included in the Company’s consolidated results from the respective dates of acquisition. For TAP, the pro forma financial results and the final purchase price allocation are included in Note 2.
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance as of beginning of year	$421,563	$131,014
Goodwill from businesses acquired	1,563	293,390
Currency translation effect on foreign goodwill balances	10,248	(2,841)
Balance as of end of year	$433,374	$421,563
For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$420,546	$(49,130)	$138,831	$(33,728)
Intangible assets acquired during the period	(461)	—	284,000	—
Amortization expense	—	(25,855)	—	(16,549)
Impairment	(3,657)	1,987	—	—
Currency translation effect on foreign balances	7,418	(3,636)	(2,285)	1,147
Other intangible assets, ending	$423,846	$(76,634)	$420,546	$(49,130)
The components of other intangible assets were as follows (in thousands):

December 31, 2017	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(540)	$0
Dealer/customer related	5-10	169,694	(60,638)	109,056
Developed technology	5-7	22,903	(15,456)	7,447
Total amortizable		193,137	(76,634)	116,503
Non-amortizable—brand/trade names		230,709	—	230,709
Total other intangible assets, net		$423,846	$(76,634)	$347,212

December 31, 2016	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	5	$540	$(485)	$55
Dealer/customer related	5-10	164,837	(35,907)	128,930
Developed technology	5-7	26,048	(12,738)	13,310
Total amortizable		191,425	(49,130)	142,295
Non-amortizable—brand/trade names		229,121	—	229,121
Total other intangible assets, net		$420,546	$(49,130)	$371,416
Amortization expense for intangible assets for the year ended December 31, 2017 and 2016 was $25,855,000 and $16,549,000. Estimated amortization expense for 2018 through 2022 is as follows: 2018, $24,000,000; 2019, $22,400,000; 2020, $17,300,000; 2021, $14,500,000; 2022, $9,800,000; and after 2022, $28,500,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 7. Income Taxes
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $55,400,000, which is included as a component of income tax expense from continuing operations.
Provisional amounts
Deferred tax assets and liabilities. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was an increase to tax expense of $55,800,000.
Foreign tax effects. The one-time transition tax is based on our total post-1986 earnings and profits (E&P) for which we have previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries, resulting in a decrease in income tax expense of $368,000. We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
Polaris’ income from continuing operations before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
United States	$264,207	$262,403	$640,604
Foreign	54,584	50,848	45,133
Income from continuing operations before income taxes	$318,791	$313,251	$685,737
Components of Polaris’ provision for income taxes for continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$41,134	$103,717	$211,017
State	7,264	4,780	16,609
Foreign	22,267	17,367	20,733
Deferred	75,634	(25,561)	(17,983)
Total provision for income taxes for continuing operations	$146,299	$100,303	$230,376
Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.4	1.5
Domestic manufacturing deduction	(0.5)	(2.1)	(0.8)
Research and development tax credit	(5.6)	(4.3)	(3.1)
Stock based compensation	(4.4)	—	—
Valuation allowance for foreign subsidiaries net operating losses	1.2	—	0.2
Tax rate changes	17.4	—	—
Non-deductible expenses	2.0	2.4	0.4
Other permanent differences	(0.6)	(0.4)	0.4
Effective income tax rate for continuing operations	45.9%	32.0%	33.6%
The income tax rate for 2017 was 45.9% as compared with 32.0% and 33.6% in 2016 and 2015, respectively.  The higher income tax rate for 2017, compared with 2016 was primarily due to a non-cash $55,800,000 write-down of deferred tax assets as a result of the passing of the U.S. tax reform bill in the fourth quarter of 2017, offset by favorable changes related to share-based payment accounting, ASU No. 2016-09, and the related excess tax benefits now recognized as a reduction to income tax expense.
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
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $189,015,000 and $155,386,000 at December 31, 2017 and 2016, respectively, are considered to be permanently reinvested. As explained above, due to the transition tax provisions included in the Act, such earnings will be deemed to be repatriated as of December 31, 2017. We believe the deemed repatriation will result in a net tax benefit of approximately $368,000. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. As noted above, determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	December 31,
	2017	2016
Deferred income taxes:
Inventories	$11,072	$13,252
Accrued expenses	102,308	152,798
Derivative instruments	10	(175)
Cost in excess of net assets of business acquired	(15,171)	(10,257)
Property and equipment	(52,757)	(56,240)
Compensation payable in common stock	55,350	73,297
Net operating loss carryforwards and impairments	13,628	13,650
Valuation allowance	(9,057)	(6,981)
Total net deferred income tax asset	$105,383	$179,344

At December 31, 2017, the Company had available unused international and acquired federal net operating loss carryforwards of $44,055,000. The net operating loss carryforwards will expire at various dates from 2018 to 2030, with certain jurisdictions having indefinite carryforward terms.
 Polaris classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The entire balance of unrecognized tax benefits at December 31, 2017, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2012 through 2017 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at January 1,	$25,001	$22,509
Gross increases for tax positions of prior years	1,935	3,065
Gross increases for tax positions of current year	2,397	4,672
Decreases due to settlements and other prior year tax positions	(10,338)	(3,424)
Decreases for lapse of statute of limitations	—	(1,782)
Currency translation effect on foreign balances	101	(39)
Balance at December 31,	19,096	25,001
Reserves related to potential interest at December 31,	1,018	1,389
Unrecognized tax benefits at December 31,	$20,114	$26,390

Note 8. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 86,500,000 shares of the Company’s common stock. As of December 31, 2017, 6,435,000 shares remain available for repurchases under the Board’s authorization. The Company has made the following share repurchases (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Total number of shares repurchased and retired	1,028	2,908	2,179
Total investment	$90,461	$245,816	$293,616
Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2017, approximately 1,359,000 shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
Quarterly dividend declared and paid per common share	$0.58	$0.55
Total dividends declared and paid per common share	$2.32	$2.20
On February 1, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on March 15, 2018 to holders of record of such shares at the close of business on March 1, 2018.
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

	For the Years Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding	62,668	64,033	65,719
Director Plan and deferred stock units	157	162	210
ESOP	91	101	91
Common shares outstanding—basic	62,916	64,296	66,020
Dilutive effect of restricted stock awards	384	150	255
Dilutive effect of stock option awards	880	712	1,209
Common and potential common shares outstanding—diluted	64,180	65,158	67,484
During 2017, 2016 and 2015, the number of options that could potentially dilute earnings per share on a fully diluted basis that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 2,768,000, 2,463,000 and 1,001,000, respectively.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Benefit Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(84,133)	$296	—	$(83,837)
Reclassification to the income statement	—	(1,565)	—	(1,565)
Change in fair value	41,691	1,235	$(3,153)	39,773
Balance as of December 31, 2017	$(42,442)	$(34)	$(3,153)	$(45,629)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments for the year ended December 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2017	2016
Foreign currency contracts	Other expense, net	$1,410	$1,325
Foreign currency contracts	Cost of sales	155	3,318
Total		$1,565	$4,643
The net amount of the existing gains or losses at December 31, 2017 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 12 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $88,764,000 at December 31, 2017 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At December 31, 2017, the outstanding amount of net receivables financed for dealers under this arrangement was $1,192,971,000, which included $518,199,000 in the Polaris Acceptance portfolio and $674,772,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2017, the potential 15 percent aggregate repurchase obligation was approximately $183,951,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$61,645	$66,414	$63,548
Interest and operating expenses	7,590	6,182	4,738
Net income	$54,055	$60,232	$58,810

	As of December 31,
	2017	2016
Finance receivables, net	$518,199	$479,944
Other assets	96	200
Total Assets	$518,295	$480,144
Notes payable	$337,050	$288,275
Other liabilities	3,717	3,851
Partners’ capital	177,528	188,018
Total Liabilities and Partners’ Capital	$518,295	$480,144
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

Note 10. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of December 31, 2017 and 2016, the Company’s investment in Eicher-Polaris Private Limited (EPPL) represents the majority of these investments and is recorded as a component of other long-term assets in the accompanying consolidated balance sheets..
EPPL is a joint venture established in 2012 with Eicher Motors Limited (“Eicher”). Polaris and Eicher each control 50 percent of the joint venture, which is intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. The investment in EPPL is accounted for under the equity method, with Polaris’ proportionate share of income or loss recorded within the consolidated financial statements on a one month lag due to financial information not being available timely. As of December 31, 2017 and 2016, the carrying value of the Company’s investment in EPPL was $18,616,000 and $20,182,000, respectively. Through December 31, 2017, Polaris has invested $46,810,000 in the joint venture. Polaris’ share of EPPL loss for the years ended December 31, 2017 and 2016 was $6,142,000 and $7,175,000, respectively, and is included in equity in loss of other affiliates on the consolidated statements of income.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. As a result of the Victory® Motorcycles wind down, the Company recorded an impairment of a cost-method investment in Brammo, Inc. in the first quarter of 2017. The impairment was recorded within other expense, net in the consolidated statements of income, and reduced the Brammo investment. See Note 14 for additional discussion related to charges incurred related to the Victory Motorcycles wind down. In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. The sale was completed in the fourth quarter of 2017, and as a result of the sale, Polaris recorded a gain, which is included in Other expense, net on the consolidated statements of income. Polaris expects to receive additional distributions from Brammo in 2018, as a result of the sale, and will record any resulting gains when the distributions are received. There were no impairments recorded related to these investments in 2016.

Note 11. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for catastrophic product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2017, the Company had an accrual of $37,702,000 for the probable payment of pending claims related to continuing operations product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Litigation. Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
Regulatory. In the normal course of business, our products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the United States federal government and individual states, as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, penalties or other costs. At December 31, 2017 and 2016, the Company has accrued for probable losses.
 Leases. Polaris leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $36,537,000, $22,534,000 and $16,823,000 for 2017, 2016 and 2015, respectively.
A property lease agreement signed in 2013 for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
Future minimum annual lease payments under capital and operating leases with noncancelable terms in excess of one year as of December 31, 2017, are as follows (in thousands):

	Capital Leases	Operating Leases
2018	$2,124	$35,028
2019	2,165	29,633
2020	2,336	23,443
2021	2,327	16,253
2022	2,070	10,680
Thereafter	14,172	17,114
Total future minimum lease obligation	$25,194	$132,151

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
At December 31, 2017, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Loss
Australian Dollar	$24,250	$(134)
Canadian Dollar	94,292	(159)
Mexican Peso	9,999	(133)
Total	$128,541	$(426)
These contracts, with maturities through December 31, 2018, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
Polaris occasionally enters into derivative contracts to hedge a portion of the exposure related to diesel fuel and aluminum. As of December 31, 2017, and 2016, there were no outstanding commodity derivative contracts in place.
The table below summarizes the carrying values of derivative instruments as of December 31, 2017 and 2016 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$621	$(1,047)	$(426)
Total derivatives designated as hedging instruments	$621	$(1,047)	$(426)
Total derivatives	$621	$(1,047)	$(426)

	Carrying Values of Derivative Instruments as of December 31, 2016
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$2,128	$(1,830)	$298
Total derivatives designated as hedging instruments	$2,128	$(1,830)	$298
Total derivatives	$2,128	$(1,830)	$298

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 was $330,000 and $1,572,000, respectively.
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2017 and 2016.

Note 13. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has five operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, 4) Global Adjacent Markets, and 5) Aftermarket, and four reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, 3) Global Adjacent Markets and 4) Aftermarket.
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

	For the Years Ended December 31,
	2017	2016	2015
Sales
ORV/Snowmobiles	$3,570,753	$3,283,890	$3,646,891
Motorcycles	576,068	699,171	688,261
Global Adjacent Markets	396,764	341,937	312,100
Aftermarket	884,892	191,631	72,038
Total sales	5,428,477	4,516,629	4,719,290
Gross profit
ORV/Snowmobiles	1,054,557	907,597	1,170,835
Motorcycles	16,697	87,538	91,881
Global Adjacent Markets	94,920	95,149	84,211
Aftermarket	225,498	46,289	25,174
Corporate	(67,021)	(30,950)	(33,059)
Total gross profit	$1,324,651	$1,105,623	$1,339,042

Sales to external customers based on the location of the customer and property and equipment, net, by geography are presented in the tables below (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
United States	$4,327,579	$3,557,228	$3,688,980
Canada	375,580	307,094	378,725
Other foreign countries	725,318	652,307	651,585
Consolidated sales	$5,428,477	$4,516,629	$4,719,290

	As of December 31,
	2017	2016
United States	$653,023	$637,632
Other foreign countries	94,166	89,964
Consolidated property and equipment, net	$747,189	$727,596

Note 14. Victory Motorcycles Wind Down
On January 9, 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total pretax charges of $59,792,000 for the year ended December 31, 2017 that are within the scope of ASC 420, Exit or Disposal Cost Obligations (ASC 420). These totals exclude the promotional pretax impact of $21,184,000 incurred for the year ended December 31, 2017, as well as the pretax impact of a $3,570,000 gain resulting from the sale of a cost method investment that was previously impaired. The total impact of wind down activities in 2017 was $77,406,000, inclusive of promotional activity and a gain resulting from the sale of Brammo. Substantially all costs related to wind down activities were incurred in 2017. The Company does expect to incur additional costs in 2018 in the range of $5,000,000 to $10,000,000 in order to complete wind down activities.
As a result of the wind down activities, the Company has incurred expenses within the scope of ASC 420 consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. There were no wind down expenses related to this initiative during the year ended December 31, 2016. The wind down expenses have been included as components of cost of sales, selling and administrative expenses, general and administrative expenses or other expense, net, in the consolidated statements of income. Charges related to the wind down plan for the year ended December 31, 2017 within the scope of ASC 420 were as follows (in thousands):

Year ended December 31, 2017
Contract termination charges	$21,632
Asset impairment charges	18,760
Inventory charges	10,169
Other costs	9,231
Total	$59,792
Total reserves related to the Victory Motorcycles wind down activities are $5,645,000 as of December 31, 2017. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the year ended December 31, 2017 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of January 1, 2017	—	—	—	—
Expenses	$21,632	$10,169	$9,231	$41,032
Cash payments / scrapped inventory	(18,445)	(9,392)	(7,550)	(35,387)
Reserves balance as of December 31, 2017	$3,187	$777	$1,681	$5,645

Note 15. Quarterly Financial Data (unaudited)

	Sales	Gross profit	Net income	Diluted net income per share
	(In thousands, except per share data)
2017
First Quarter	$1,153,782	$242,491	$(2,911)	$(0.05)
Second Quarter	1,364,920	350,386	62,041	0.97
Third Quarter	1,478,726	363,962	81,888	1.28
Fourth Quarter	1,431,049	367,812	31,474	0.49
Totals	$5,428,477	$1,324,651	$172,492	$2.69
2016
First Quarter	$982,996	$247,578	$46,889	$0.71
Second Quarter	1,130,777	284,503	71,166	1.09
Third Quarter	1,185,067	260,770	32,312	0.50
Fourth Quarter	1,217,789	312,772	62,581	0.97
Totals	$4,516,629	$1,105,623	$212,948	$3.27

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board and Meetings—Audit Committee,” “Corporate Governance—Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Polaris definitive Proxy Statement to be filed on or about March 10, 2018 (the “2018 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” on page 10 in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Pay Ratio Disclosure,” “Potential Payments Upon Termination or Change-In-Control” and “Director Compensation” in the Company’s 2018 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Corporate Governance Guidelines and Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2018 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 36 are included in Part II of this Form 10-K.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts is included on page 71 of this report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 72 to 75.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 14, 2018, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Industries Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 14, 2018.

POLARIS INDUSTRIES INC.
By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ SCOTT W. WINE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 14, 2018
Scott W. Wine

	/S/ MICHAEL T. SPEETZEN	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2018
Michael T. Speetzen

	*	Director	February 14, 2018
George W. Bilicic

	*	Director	February 14, 2018
Annette K. Clayton

	*	Director	February 14, 2018
Kevin M. Farr

	*	Director	February 14, 2018
Gary E. Hendrickson

	*	Director	February 14, 2018
Gwenne A. Henricks

	*	Director	February 14, 2018
Bernd F. Kessler

	*	Director	February 14, 2018
Lawrence D. Kingsley

	*	Lead Director	February 14, 2018
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 14, 2018
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

POLARIS INDUSTRIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2015: Deducted from asset accounts—Allowance for doubtful accounts receivable	$7,424	$2,169	$59	$(1,008)	$8,644
2016: Deducted from asset accounts—Allowance for doubtful accounts receivable	$8,644	$7,085	$4,644	$(934)	$19,439
2017: Deducted from asset accounts—Allowance for doubtful accounts receivable	$19,439	$(965)	$—	$(7,560)	$10,914

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In thousands)
2015: Deducted from asset accounts—Allowance for obsolete inventory	$26,171	$21,648	$1,942	$(13,492)	$36,269
2016: Deducted from asset accounts—Allowance for obsolete inventory	$36,269	$19,770	$5,165	$(16,029)	$45,175
2017: Deducted from asset accounts—Allowance for obsolete inventory	$45,175	$36,150	$—	$(34,206)	$47,119

(2)	Inventory disposals, net of recoveries.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2017

Exhibit Number	Description
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

3.a
Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective April 28, 2017, incorporated by reference to Exhibit 3.b to the Company’s Current Report on Form 8-K filed on May 2, 2017.

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

.c
Amendment to Amended and Restated Rights Agreement, dated as of April 10, 2017, by and between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 on the Company Current Report on Form 8-K, filed on April 10, 2017.

.d
Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.

.e
First Amendment to Master Note Purchase Agreement effective as of August 18, 2011, incorporated by reference to Exhibit 4.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.f	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 20, 2013.

.g
Second Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment effective as of December 28, 2016, incorporated by reference to Exhibit 4.f to the Company’ Annual Report on Form 10-K for the year ended December 31, 2016.

10.a
Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q filed October 29, 2014.*

.b	Amendment to the Polaris Industries Inc. Supplemental Retirement/Savings Plan effective January 1, 2018.*

.c
Amendment to the Polaris Industries Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009, subsequently amended on July 25, 2012, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

.d
Polaris Industries Inc. Senior Executive Annual Incentive Compensation Plan, as amended and restated effective April 24, 2014, incorporated by reference to Annex A to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014.*

.e
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed March 13, 2015.*

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2017 (cont.)

.f
Form of Performance Based Restricted Share Award Agreement (Single Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011) , incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.g
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
Form of Stock Option Agreement and Notice of Exercise Form for options (installment vesting) granted to executive officers under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

.j
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
Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.n
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

.s	Form of Restricted Stock Unit Award Agreement entered into with Christopher Musso.*

.t
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

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2017 (cont.)

.v	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.w
Employment Offer Letter dated April 27, 2016 by and between Steve Eastman and Polaris Industries Inc., incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

.x
Employment Offer Letter dated February 9, 2016 by and between the Company and Robert Mack incorporated by reference to Exhibit 10.v to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

.y	Employment Offer letter dated September 28, 2017 by and between the Company and Christopher Musso.*

.z
Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.aa
Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.bb	Consulting Arrangement dated December 29, 2017 by and between the Company and Stacy L. Bogart.*

.cc
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

.ee	Severance Agreement dated March 31, 2016 entered into with Robert Mack. incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

.ff	Severance Agreement dated November 6, 2017 entered into with Christopher Musso.*

.gg	Severance Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.ii to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.hh
Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.ii
Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.jj
Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

POLARIS INDUSTRIES INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2017 (cont.)

.kk
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

.ll
First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.mm
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

101
The following financial information from Polaris Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan.