Form 10-Q
period 2018-03-31
POLARIS INDUSTRIES INC/MN
filed 2018-04-26
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 19, 2018, 63,144,648 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,357	$138,345
Trade receivables, net	186,044	200,144
Inventories, net	922,925	783,961
Prepaid expenses and other	96,247	101,453
Income taxes receivable	13,013	29,601
Total current assets	1,384,586	1,253,504
Property and equipment, net	759,957	747,189
Investment in finance affiliate	95,511	88,764
Deferred tax assets	114,881	115,511
Goodwill and other intangible assets, net	777,844	780,586
Other long-term assets	86,828	104,039
Total assets	$3,219,607	$3,089,593
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$65,245	$47,746
Accounts payable	366,872	317,377
Accrued expenses:
Compensation	85,997	168,014
Warranties	116,286	123,840
Sales promotions and incentives	174,610	162,298
Dealer holdback	107,829	114,196
Other	191,057	186,103
Income taxes payable	6,599	10,737
Total current liabilities	1,114,495	1,130,311
Long-term income taxes payable	22,432	20,114
Capital lease obligations	18,497	18,351
Long-term debt	945,737	846,915
Deferred tax liabilities	10,006	10,128
Other long-term liabilities	123,680	120,398
Total liabilities	$2,234,847	$2,146,217
Deferred compensation	$11,298	$11,717
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 63,098 and 63,075 shares issued and outstanding, respectively	$631	$631
Additional paid-in capital	755,888	733,894
Retained earnings	246,980	242,763
Accumulated other comprehensive loss, net	(30,037)	(45,629)
Total shareholders’ equity	973,462	931,659
Total liabilities and shareholders’ equity	$3,219,607	$3,089,593
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2018	2017
Sales	$1,297,473	$1,153,782
Cost of sales	973,992	911,291
Gross profit	323,481	242,491
Operating expenses:
Selling and marketing	117,707	114,313
Research and development	65,230	52,005
General and administrative	78,693	75,514
Total operating expenses	261,630	241,832
Income from financial services	21,425	20,430
Operating income	83,276	21,089
Non-operating expense:
Interest expense	8,048	7,914
Equity in loss of other affiliates	21,511	1,900
Other expense (income), net	(19,975)	11,608
Income (loss) before income taxes	73,692	(333)
Provision for income taxes	17,978	2,578
Net income (loss)	$55,714	$(2,911)
Net income (loss) per share:
Basic	$0.88	$(0.05)
Diluted	$0.85	$(0.05)
Weighted average shares outstanding:
Basic	63,303	63,128
Diluted	65,219	64,133

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$55,714	$(2,911)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10,978	13,416
Unrealized gain on derivative instruments	4,529	356
Retirement benefit plan activity	85	—
Comprehensive income	$71,306	$10,861
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net income (loss)	$55,714	$(2,911)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	52,720	44,538
Noncash compensation	12,032	12,336
Noncash income from financial services	(7,003)	(7,088)
Deferred income taxes	113	2,565
Impairment charges	18,733	18,760
Other, net	(10,700)	1,900
Changes in operating assets and liabilities:
Trade receivables	15,587	1,372
Inventories	(135,850)	(48,949)
Accounts payable	48,138	73,091
Accrued expenses	(75,722)	(47,184)
Income taxes payable/receivable	14,747	(3,801)
Prepaid expenses and others, net	8,302	2,400
Net cash provided by (used for) operating activities	(3,189)	47,029
Investing Activities:
Purchase of property and equipment	(55,558)	(38,391)
Investment in finance affiliate, net	256	13,699
Investment in other affiliates, net	11,183	(1,694)
Acquisition and disposal of businesses, net of cash acquired	—	1,644
Net cash used for investing activities	(44,119)	(24,742)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	694,401	478,248
Repayments under debt arrangements / capital lease obligations	(578,342)	(444,386)
Repurchase and retirement of common shares	(14,987)	(21,807)
Cash dividends to shareholders	(37,796)	(36,384)
Proceeds from stock issuances under employee plans	11,905	4,321
Net cash provided by (used for) financing activities	75,181	(20,008)
Impact of currency exchange rates on cash balances	1,856	4,003
Net increase in cash, cash equivalents and restricted cash	29,729	6,282
Cash, cash equivalents and restricted cash at beginning of period	161,618	145,170
Cash, cash equivalents and restricted cash at end of period	$191,347	$151,452

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$7,626	$6,045
Income taxes paid	$1,807	$3,703

The following presents cash, cash equivalents and restricted cash by category within the consolidated balance sheets:
Cash and cash equivalents	$166,357	$137,494
Other long-term assets	24,990	13,958
Total	$191,347	$151,452
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Industries Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach, the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency and commodity transactions.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$55,400	$55,400	$—	$—
Foreign exchange contracts, net	5,264	—	5,264	—
Total assets at fair value	$60,664	$55,400	$5,264	$—
Non-qualified deferred compensation liabilities	$(55,400)	$(55,400)	$—	$—
Total liabilities at fair value	$(55,400)	$(55,400)	$—	$—

	Fair Value Measurements as of December 31, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$54,244	$54,244	$—	$—
Total assets at fair value	$54,244	$54,244	$—	$—
Non-qualified deferred compensation liabilities	$(54,244)	$(54,244)	$—	$—
Foreign exchange contracts, net	(426)	—	(426)	—
Total liabilities at fair value	$(54,670)	$(54,244)	$(426)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At March 31, 2018 and December 31, 2017, the fair value of the Company’s long-term debt, capital lease obligations and notes payable was approximately $1,035,424,000 and $922,123,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, capital lease obligations and notes payable including current maturities was $1,029,479,000 and $913,012,000 as of March 31, 2018 and December 31, 2017, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market. The major components of inventories are as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and purchased components	$220,301	$194,108
Service parts, garments and accessories	320,237	307,684
Finished goods	428,894	329,288
Less: reserves	(46,507)	(47,119)
Inventories	$922,925	$783,961
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

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$123,840	$119,274
Additions charged to expense	16,031	31,694
Warranty claims paid, net	(23,585)	(41,116)
Balance at end of period	$116,286	$109,852

New accounting pronouncements.
Revenue from contracts with customers. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients using the modified retrospective approach. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company has included the disclosures required by ASU 2014-09 in Note 2.
Statement of cash flows. During the first quarter of 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior periods were retrospectively adjusted to conform to the current period’s presentation. Upon adoption of ASU 2016-18, the Company recorded a decrease of $3,887,000 in net cash provided by operating activities for the three months ended March 31, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.
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
Income Taxes. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.
The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. At March 31, 2018, the Company has not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act’s impact. There have been no material measurement period adjustments made during the quarter ended March 31, 2018 related to the provisional amounts recorded and disclosed in the Company’s fiscal 2017 Annual Report filed on Form 10-K.  The Company expects to complete the accounting for the tax effects of the Act during 2018.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	For the period ended March 31, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Consolidated
Revenue by product type
Wholegoods	$683,504	$114,108	$92,012	—	$889,624
PG&A	149,060	17,449	21,315	$220,025	407,849
Total revenue	$832,564	$131,557	$113,327	$220,025	$1,297,473

Revenue by geography
United States	$662,595	$83,897	$50,053	$210,994	$1,007,539
Canada	57,755	6,940	5,369	9,031	79,095
EMEA	78,929	26,671	56,921	—	162,521
APLA	33,285	14,049	984	—	48,318
Total revenue	$832,564	$131,557	$113,327	$220,025	$1,297,473
Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied which generally occurs with the transfer of control of the wholegood vehicles, parts, garments or accessories, or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions continue to be recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance beyond the Company’s limited warranties over the life of the contract.
ORV/Snowmobiles, Motorcycles and Global Adjacent Markets segments
Wholegood vehicles and parts, garments and accessories. For the majority of wholegood vehicles, parts, garments and accessories (PG&A), the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and returns it offers to its dealers and their customers. Sales returns are not material. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g., free extended service contracts). The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over vehicles, parts, garments or accessories have transferred to the customer as an expense in Cost of sales.
Extended Service Contracts. The Company sells separately-priced service contracts that extend mechanical and maintenance coverages beyond its base limited warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 84 months. The Company receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
Aftermarket segment
The Company’s Aftermarket products are sold through dealer, distributor, retail, and e-commerce channels. The Company transfers control and recognizes a sale when products are shipped or delivered to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and return rights it offers to its customers and their customers. When the Company gives its customers the right to return eligible parts and accessories, it estimates the expected returns based on an analysis of historical experience. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
Service revenue. At the Company’s Transamerican Auto Parts (“TAP”) retail stores (4 Wheel Parts), it offers installation services for parts that the retail store sells. Service revenues are recognized upon completion of the service.
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g., extended service contracts). The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over parts, garments or accessories have transferred to the customer as an expense in cost of sales.
Deferred revenue
In 2016, Polaris began financing its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. TAP recognizes revenues related to sales of its extended warranty programs for tires and other products over the term of the warranty period, which varies from two to five years. Warranty costs are recognized as incurred. Revenues related to sales of its extended warranty program for powertrains and related accrued costs for claims are deferred and amortized over the warranty period, generally five years, while warranty administrative costs are recognized as incurred.
At January 1, 2018, $45,760,000 of unearned revenue associated with outstanding contracts was reported in other current liabilities and other long-term liabilities. At March 31, 2018, the unearned amount was $49,345,000. The Company expects to recognize approximately $20,510,000 of the unearned amount in 2018 and $28,835,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$45,760	$26,157
New contracts sold	8,324	6,342
Less: reductions for revenue recognized	(4,739)	(2,054)
Balance at end of period (1)	$49,345	$30,445
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $20,510,000 and $12,569,000 as of March 31, 2018 and 2017, respectively, while the amount recorded in other long-term liabilities totaled $28,835,000 and $17,876,000 as of March 31, 2018 and 2017, respectively.

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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended March 31,
	2018	2017
Option plan	$3,057	$1,422
Other share-based awards	5,889	9,092
Total share-based compensation before tax	8,946	10,514
Tax benefit	2,129	3,905
Total share-based compensation expense included in net income	$6,817	$6,609
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2018, there was $152,169,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.89 years. Included in unrecognized share-based compensation expense is approximately $44,181,000 related to stock options and $107,988,000 for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, capital lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at March 31, 2018	Maturity	March 31, 2018	December 31, 2017
Revolving loan facility	2.82%	May 2021	$120,600	$3,000
Term loan facility	3.11%	May 2021	680,000	680,000
Senior notes—fixed rate	3.81%	May 2018	25,000	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.18%	Various through 2029	20,035	19,889
Notes payable and other	3.50%	June 2027	10,874	12,384
Debt issuance costs			(2,030)	(2,261)
Total debt, capital lease obligations, and notes payable			$1,029,479	$913,012
Less: current maturities			65,245	47,746
Total long-term debt, capital lease obligations, and notes payable			$964,234	$865,266
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000, of which $680,000,000 is outstanding as of March 31, 2018. Under the facility, the Company is required to make principal payments totaling $37,500,000 over the next 12 months, which are classified as current maturities.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of March 31, 2018.
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
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $10,874,000 is outstanding as of March 31, 2018. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Goodwill	$435,640	$433,374
Other intangible assets, net	342,204	347,212
Total goodwill and other intangible assets, net	$777,844	$780,586
There were no material additions to goodwill and other intangible assets in 2018 or 2017.
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows (in thousands):

Three months ended March 31, 2018
Goodwill, beginning of period	$433,374
Currency translation effect on foreign goodwill balances	2,266
Goodwill, end of period	$435,640
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2018	December 31, 2017
Non-amortizable—indefinite lived:
Brand names		$231,084	$230,709
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	5-10	170,958	169,694
Developed technology	5-7	23,707	22,903
Total amortizable		195,205	193,137
Less: Accumulated amortization		(84,085)	(76,634)
Net amortized other intangible assets		111,120	116,503
Total other intangible assets, net		$342,204	$347,212
Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was $6,126,000 and $6,210,000, respectively. Estimated amortization expense for the remainder of 2018 through 2023 is as follows: 2018 (remainder), $18,400,000; 2019, $22,600,000; 2020, $17,400,000; 2021, $14,500,000; 2022, $9,800,000; 2023, $28,200,000; and after 2023, $200,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the three months ended March 31, 2018, Polaris paid $14,987,000 to repurchase and retire approximately 133,000 shares of its common stock. As of March 31, 2018, the Board of Directors has authorized the Company to repurchase up to an additional 6,303,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.60 per share on March 15, 2018 to holders of record at the close of business on March 1, 2018. On April 25, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on June 15, 2018 to holders of record of such shares at the close of business on June 1, 2018.
Cash dividends declared and paid per common share for the three months ended March 31, 2018 and 2017, were as follows:

	Three months ended March 31,
	2018	2017
Cash dividends declared and paid per common share	$0.60	$0.58
Net income (loss) per share
Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted income (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Weighted average number of common shares outstanding	63,050	62,873
Director Plan and deferred stock units	166	145
ESOP	87	110
Common shares outstanding—basic	63,303	63,128
Dilutive effect of Omnibus Plan	1,916	1,005
Common and potential common shares outstanding—diluted	65,219	64,133
During the three months ended March 31, 2018, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 1,540,000 compared to 3,167,000 for the same period in 2017.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Benefit Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(42,442)	$(34)	$(3,153)	$(45,629)
Reclassification to the statement of income	—	(125)	85	(40)
Change in fair value	10,978	4,654	—	15,632
Balance as of March 31, 2018	$(31,464)	$4,495	$(3,068)	$(30,037)

The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended March 31,
		2018	2017
Foreign currency contracts	Other expense, net	$157	$1,227
Foreign currency contracts	Cost of sales	(32)	(404)
Retirement benefit plan activity	Operating expenses	(85)	—
Total		$40	$823
The net amount of the existing gains or losses at March 31, 2018 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 10 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $95,511,000 at March 31, 2018 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2018, the outstanding amount of net receivables financed for dealers under this arrangement was $1,203,580,000, which included $539,574,000 in the Polaris Acceptance portfolio and $664,006,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2018, the potential 15 percent aggregate repurchase obligation is approximately $164,969,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 8. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. As of December 31, 2017, the Company’s investment in Eicher-Polaris Private Limited (EPPL) represented the majority of these investments and is recorded as a component of other long-term assets in the accompanying consolidated balance sheets.

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
During the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the expected closure, the Company fully impaired its investment in EPPL by recording an impairment charge of $18,733,000 within Equity in loss of other affiliates in the March 31, 2018 consolidated statement of income.
As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s investment in EPPL was $0 and $18,616,000, respectively.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing Level 3 fair value inputs. As a result of the Victory® Motorcycles wind down, the Company recorded an impairment of substantially all of its cost-method investment in Brammo, Inc. in the first quarter of 2017. See Note 12 for additional discussion related to charges incurred related to the Victory Motorcycles wind down.
In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. The sale was completed in the fourth quarter of 2017, and as a result of the sale, Polaris recorded a gain, which is included in Other expense (income), net on the 2017 consolidated statements of income. During the first quarter of 2018, Polaris received additional distributions from Brammo and recorded a gain of $13,478,000, which is included in Other expense (income) on the consolidated statements of income.

Note 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for catastrophic product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2018, the Company had an accrual of $47,140,000 for the probable payment of pending claims related to continuing product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business, including putative class action lawsuits. As of March 31, 2018, the Company is aware of four putative class actions pending against Polaris in the United States. As these proceedings are in the early stages, the Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
In the normal course of business, the Company’s products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the United States federal government and individual states, as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, penalties or other costs. At March 31, 2018 and December 31, 2017, the Company has accrued for probable losses.
On April 2, 2018, the Company agreed to a $27,250,000 settlement with the Consumer Product Safety Commission that resolves two 2016 late-reporting claims. The payment is accrued for on the Company's consolidated balance sheets within other accrued expenses as of March 31, 2018 and December 31, 2017.

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
At March 31, 2018, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain
Australian Dollar	$26,496	$470
Canadian Dollar	154,671	3,796
Mexican Peso	17,080	998
Total	$198,247	$5,264
These contracts, with maturities through March 2019, met the criteria for cash flow hedges, and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The table below summarizes the carrying values of derivative instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$5,292	$(28)	$5,264
Total derivatives designated as hedging instruments	$5,292	$(28)	$5,264
Total derivatives	$5,292	$(28)	$5,264

	Carrying Values of Derivative Instruments as of December 31, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$621	$(1,047)	$(426)
Total derivatives designated as hedging instruments	$621	$(1,047)	$(426)
Total derivatives	$621	$(1,047)	$(426)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 was $4,529,000 and $356,000, respectively.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2018.

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

	Three months ended March 31,
	2018	2017
Sales
ORV/Snowmobiles	$832,564	$724,103
Motorcycles	131,557	120,289
Global Adjacent Markets	113,327	91,555
Aftermarket	220,025	217,835
Total sales	$1,297,473	$1,153,782
Gross profit
ORV/Snowmobiles	$243,561	$212,959
Motorcycles	16,568	(19,881)
Global Adjacent Markets	31,258	28,098
Aftermarket	58,452	41,564
Corporate	(26,358)	(20,249)
Total gross profit	$323,481	$242,491

Note 12. Victory Motorcycles Wind Down
On January 9, 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total pretax charges of $1,388,000 and $45,782,000 for the three month periods ended March 31, 2018 and 2017, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (ASC 420). These totals exclude the positive promotional pretax impact of $719,000 incurred for the three month period ended March 31, 2018 and the negative promotional pretax impact of $11,798,000 incurred for the three month period ended March 31, 2017. The Company estimates that the total impact of wind down activities in 2018 will be in the range of $5,000,000 to $10,000,000, inclusive of promotional activity. Substantially all costs related to wind down activities are expected to be recognized by the end of 2018.
As a result of the wind down activities, the Company has incurred expenses within the scope of ASC 420 consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. The wind down expenses have been included as components of cost of sales, selling and marketing expenses, general and administrative expenses or other expense (income), net, in the consolidated statements of income. Charges related to the wind down plan for the three months ended March 31, 2018 and 2017 within the scope of ASC 420 were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Contract termination charges	$764	$14,307
Asset impairment charges	—	18,760
Inventory charges	—	7,451
Other costs	624	5,264
Total	$1,388	$45,782

Total reserves related to the Victory Motorcycles wind down activities are $3,651,000 as of March 31, 2018. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the three months ended March 31, 2018 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of January 1, 2018	$3,187	$777	$1,681	$5,645
Expenses	764	—	624	1,388
Cash payments / scrapped inventory	(2,813)	(29)	(540)	(3,382)
Reserves balance as of March 31, 2018	$1,138	$748	$1,765	$3,651

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $55.7 million, or $0.85 per diluted share, compared to a 2017 first quarter net loss of $2.9 million, or $0.05 per diluted share. Sales totaled $1,297.5 million, an increase of 12 percent from last year’s first quarter sales of $1,153.8 million. The sales increase was driven primarily by strong ORV, motorcycle, and Global Adjacent Market sales. Our unit retail sales to consumers in North America increased three percent in the first quarter of 2018, primarily driven by increased retail demand for ATVs and side-by-sides. Our first quarter sales to North American customers increased 10 percent, driven by growth in all segments. Our sales to customers outside of North America increased 27 percent, primarily driven by strong sales in the Company’s EMEA business. Our gross profit of $323.5 million increased 33 percent from $242.5 million in the comparable prior year period. The increase in gross profit dollars was primarily driven by lower warranty costs, savings generated through lean initiatives and positive foreign exchange benefits, offset in part by unfavorable product mix and increases in commodity prices and freight costs during the quarter. Additionally, gross profit in 2017 was impacted by significant costs related to the Victory Motorcycle wind down and the TAP inventory step up. Our liquidity remained healthy with $166.4 million of cash on hand and $479.0 million of availability on the revolving loan facility at March 31, 2018.
As a result of our decision to wind down the Victory Motorcycles brand, total non-recurring wind down activities had a negative pretax impact of $0.7 million and $57.6 million for the three month periods ended March 31, 2018 and 2017, respectively. We estimate the total pre-tax impact of non-recurring wind down activities in 2018 to be in the range of $5.0 million to $10.0 million. Substantially all costs related to wind down activities are expected to be recognized by the end of 2018.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the first quarter 2018 to the first quarter 2017.
Sales:
Quarter sales were $1,297.5 million, a 12 percent increase from $1,153.8 million of quarter sales in the prior year. The following table is an analysis of the percentage change in total Company sales:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2018
Volume	10%
Currency	2
12%
The volume increase is primarily driven by increased shipments from all segments.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
ORV/Snowmobiles	$832.6	64%	$724.1	63%	15%
Motorcycles	131.6	10%	120.3	10%	9%
Global Adjacent Markets	113.3	9%	91.6	8%	24%
Aftermarket	220.0	17%	217.8	19%	1%
Total sales	$1,297.5	100%	$1,153.8	100%	12%
ORV/Snowmobiles
ORVs: Quarter sales, including PG&A, increased 15 percent primarily due to strong RANGER®, RZR®, and ATV shipments. Sales outside North America increased 12 percent in the quarter, primarily due to increased RANGER and ATV shipments. The quarter average per unit sales price increased four percent.
Our North American ORV quarter unit retail sales to consumers increased mid-single digit percent compared to the 2017 first quarter, with consumer purchases of side-by-side vehicles, which include RANGER, RZR, and Polaris GENERAL™, increasing high-single digit percent and ATVs increasing low-single digit percent over the prior year. The Company estimates that North American industry ORV retail sales increased low-single digit percent from the first quarter of 2017. Polaris’ North American dealer unit inventory was flat compared to the first quarter of 2017.
Snowmobiles: Quarter sales, including PG&A, increased 18 percent due to strong international sales. Sales outside North America doubled in the quarter compared to the prior year. The quarter average snowmobile per unit sales price increased two percent.
For the snowmobile season ended March 31, 2018 compared to the season ended March 31, 2017, the North American industry retail sales were up mid-single digit percent. Our North American retail sales decreased approximately 10 percent for the full 2017-2018 season, resulting in a decrease in market share due to a lack of snow in certain regions.
Motorcycles
Quarter sales increased nine percent compared to the prior year, as a result of increased shipments of Indian Motorcycle®. Indian Motorcycle wholegood sales increased in the low-double digits percent range in the first quarter of 2018, while Slingshot® sales were down low-double digits percent. The quarter average per unit sales price decreased five percent, excluding Victory Motorcycles, driven by a shift in sales mix towards more mid-sized motorcycles.
Consumer North American retail sales for Indian Motorcycle and Slingshot increased low-single digits percent for the quarter. Indian Motorcycle retail sales increased low-single digit percent and gained market share. Slingshot retail sales decreased mid-single digit during the quarter. North American industry retail sales, 900cc and above, decreased mid-teens percent in the quarter. North American Polaris dealer inventory increased low-double digits percent.

Global Adjacent Markets
Quarter sales increased due primarily to strong Aixam quadricycle and Commercial, Government, and Defense sales, including our light-utility business at Goupil as well as defense business.
Aftermarket
Quarter sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased one percent, with the low growth attributed to soft light-duty truck industry sales during the 2018 first quarter, which impacted TAP aftermarket accessory sales.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
United States	$1,007.6	78%	$930.6	81%	8%
Canada	79.1	6%	57.0	5%	39%
Other foreign countries	210.8	16%	166.2	14%	27%
Total sales	$1,297.5	100%	$1,153.8	100%	12%

United States: Quarter sales in the U.S. increased primarily due to increased ORV shipments.
Canada: Quarter sales in Canada increased primarily due to increased ORV shipments and favorable currency rates. Currency rate movement had a favorable impact of six percent on quarter sales.
Other foreign countries: Quarter sales in other foreign countries increased due to increased shipments of all segments and favorable currency rates. Currency rate movements had a favorable impact of 11 percent on quarter sales.
Cost of Sales:

	Three months ended March 31,
($ in millions)	2018	Percent of Total Cost of Sales	2017	Percent of Total Cost of Sales	Change 2018 vs. 2017
Purchased materials and services	$844.4	87%	$779.6	86%	8%
Labor and benefits	81.8	8%	65.5	7%	25%
Depreciation and amortization	31.7	3%	34.5	4%	(8)%
Warranty costs	16.0	2%	31.7	3%	(49)%
Total cost of sales	$973.9	100%	$911.3	100%	7%
Percentage of sales	75.1%		79.0%	-391 basis points
The increase in quarter cost of sales dollars resulted primarily from purchased materials and services.
 Gross Profit:

	Three months ended March 31,
($ in millions)	2018	Percent of Sales	2017	Percent of Sales	Change 2018 vs. 2017
ORV/Snowmobiles	$243.6	29.3%	$213.0	29.4%	14%
Motorcycles	16.6	12.6%	(19.9)	(16.5)%	NM
Global Adjacent Markets	31.3	27.6%	28.1	30.7%	11%
Aftermarket	58.4	26.6%	41.6	19.1%	41%
Corporate	(26.4)		(20.3)		30%
Total gross profit dollars	$323.5		$242.5		33%
Percentage of sales	24.9%		21.0%	+391 basis points
NM = not meaningful

Consolidated. Our gross profit of $323.5 million increased 33 percent from $242.5 million in the comparable prior year period, primarily due to lower warranty costs, savings generated through lean initiatives and positive foreign exchange, offset in part by unfavorable product mix and increases in commodity prices and freight costs during the quarter. Gross profit for the quarter ended March 31, 2018 includes the negative impact of $5.8 million of corporate restructuring, network realignment, and supply chain transformation costs. Gross profit for the quarter ended March 31, 2017 includes the negative impact of $38.6 million of Victory Motorcycles wind down costs and $12.9 million of inventory step-up accounting adjustments related to the TAP acquisition. We expect commodity price increases, higher freight costs, and additional tariffs throughout the remainder of 2018.
ORV/Snowmobiles. Gross profit, as a percentage of sales, was flat compared to the prior year, as a result of an unfavorable product mix and higher commodity costs and freight pressures, offset by lower warranty expense.
Motorcycles. Gross profit, as a percentage of sales, increased significantly for the quarter, primarily due to lower costs associated with the wind down of Victory Motorcycles, partially offset by higher warranty costs for Slingshot.
Global Adjacent Markets. Gross profit, as a percentage of sales, decreased for the quarter, primarily due to sales mix.
Aftermarket. Gross profit, as a percentage of sales, increased significantly for the quarter, primarily due to the fact that the prior year comparable period included the negative impact of $12.9 million of inventory step-up adjustments related to the TAP acquisition.
Operating Expenses:

	Three months ended March 31,
($ in millions)	2018	2017	Change 2018 vs. 2017
Selling and marketing	$117.7	$114.3	3%
Research and development	65.2	52.0	25%
General and administrative	78.7	75.5	4%
Total operating expenses	$261.6	$241.8	8%
Percentage of sales	20.2%	21.0%	-80 basis points
Operating expenses, in absolute dollars, for the quarter increased primarily due to higher research and development expenses to support ongoing product refinement and innovation.
Income from Financial Services:

	Three months ended March 31,
($ in millions)	2018	2017	Change 2018 vs. 2017
Income from financial services	$21.4	$20.4	5%
Percentage of sales	1.7%	1.8%	-12 basis points
The increase for the quarter in income from financial services is directly related to improved retail financing penetration rates and an increase in income generated from extended service contracts. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Remainder of the Statement of Income:

	Three months ended March 31,
($ in millions, except per share data)	2018	2017	Change 2018 vs. 2017
Interest expense	$8.0	$7.9	2%
Equity in loss of other affiliates	$21.5	$1.9	NM
Other expense (income), net	$(20.0)	$11.6	NM

Income (loss) before taxes	$73.7	$(0.3)	NM
Provision for income taxes	$18.0	$2.6	NM
Percentage of income (loss) before taxes	24.4%	(774.2)%	NM

Net income (loss)	$55.7	$(2.9)	NM
Diluted net income (loss) per share:	$0.85	$(0.05)	NM
Weighted average diluted shares outstanding	65.2	64.1	2%
NM = not meaningful
Interest expense: Interest expense was up 2% primarily due to higher interest rates offset in part by lower debt levels.
Equity in loss of other affiliates: As a result of the decision by the Eicher-Polaris Private Limited (EPPL) Board of Directors to shut down the operations of the EPPL joint venture, we fully impaired our investment in EPPL and recorded charges of $20 million, including the impairment, within equity in loss of other affiliates during the three month period ended March 31, 2018. Additional costs associated with the wind down of the joint venture, if any, are expected to be immaterial for the remainder of 2018.
Other expense (income), net: The quarter change primarily relates to a gain on our investment in Brammo Inc., in addition to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes: The effective income tax rate was 24.4% for the first quarter of 2018, compared with (774.2)% for the first quarter of 2017. The difference between the effective income tax rates for the first quarter of 2018, compared with 2017, is primarily due to the reduction in the federal statutory tax rate to 21% as a result of U.S.Tax Reform and the small pretax loss generated in the first quarter of 2017.
Weighted average shares outstanding: Over the time period within and between the comparable quarter, weighted average shares outstanding increased approximately two percent due primarily to the dilutive effects of stock issuances under employee compensation plans.
Cash Dividends:
We paid a regular cash dividend of $0.60 per share on March 15, 2018 to holders of record at the close of business on March 1, 2018. On April 25, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on June 15, 2018 to holders of record of such shares at the close of business on June 1, 2018.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2018	2017	Change
Total cash provided by (used for):
Operating activities	$(3.2)	$47.0	$(50.2)
Investing activities	(44.1)	(24.7)	(19.4)
Financing activities	75.2	(20.0)	95.2
Impact of currency exchange rates on cash balances	1.9	4.0	(2.1)
Increase in cash, cash equivalents and restricted cash	$29.8	$6.3	$23.5
Operating activities: Net cash used by operating activities was $3.2 million for the first quarter of 2018, compared to net cash provided by operating activities of $47.0 million for the same period in 2017. The decrease in net cash provided by operating activities for the 2018 period was primarily due to planned higher factory inventory to support future demand, offset in part by increased net income.
Investing activities: The primary use of cash was for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing facilities.
Financing activities: Cash provided by financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $116.1 million compared to net borrowings of $33.9 million in the 2017 comparable period. Common stock repurchases were $15.0 million compared to $21.8 million in the 2017 comparable period and proceeds from the issuance of stock under employee plans were $11.9 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, we paid cash dividends of $37.8 million and $36.4 million for the three months ended March 31, 2018 and 2017, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to a $600 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $750 million term loan facility, of which $680 million is outstanding as of March 31, 2018.
We enter into leasing arrangements to finance the use of certain property and equipment.
We have a mortgage note payable agreement for land, on which Polaris built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $10.9 million is outstanding as of March 31, 2018. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. We have met the required commitments to date, and expect to comply with the commitments in the future.
Debt, capital lease obligations, notes payable, and the average related interest rates at March 31, 2018 were as follows:

($ in millions)	Average interest rate at March 31, 2018	Maturity	March 31, 2018
Revolving loan facility	2.82%	May 2021	$120.6
Term loan facility	3.11%	May 2021	680.0
Senior notes—fixed rate	3.81%	May 2018	25.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.18%	Various through 2029	20.0
Notes payable and other	3.50%	June 2027	10.9
Debt issuance costs			(2.0)
Total debt, capital lease obligations, and notes payable			$1,029.5
Less: current maturities			65.3
Long-term debt, capital lease obligations, and notes payable			$964.2

Our debt to total capital ratio was 51 percent and 58 percent at March 31, 2018 and 2017, respectively.
Additionally, at March 31, 2018, we had letters of credit outstanding of $11.1 million, primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 80.2 million shares have been repurchased cumulatively from 1996 through March 31, 2018. We repurchased approximately 0.1 million shares of our common stock for $15.0 million during the first three months of 2018, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 6.3 million shares of our common stock as of March 31, 2018. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At March 31, 2018, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,203.6 million, a four percent increase from $1,156.0 million at March 31, 2017.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2018 was $95.5 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 7 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2018, the agreements in place were as follows:

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
At March 31, 2018, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar (AUD)	Long	$26,496	$0.78 to 1 AUD
Canadian Dollar (CAD)	Long	154,671	$0.80 to 1 CAD
Mexican Peso	Short	17,080	19.5 Peso to $1
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. This includes the effects of new or modified tariffs or penalties on raw materials, commodities, and products manufactured outside of the United States. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2018, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on our gross profit margins for 2018 when compared to 2017.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At March 31, 2018, we had an outstanding balance of $120.6 million on the revolving loan facility, and an outstanding balance of $680.0 million on the term loan facility.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross profit margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

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

Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
We are, and from time to time may become, subject to various legal claims or litigation arising in the normal course of business activities, such as intellectual property, commercial and product liability claims, lawsuits, class actions and other legal matters. Generally, such actions seek compensatory or punitive damages, attorneys’ fees, injunctive relief, or a combination thereof. Adverse and/or unexpected developments, settlements, or resolutions may occur. If a potential settlement or resolution is probable and reasonably estimable, we record the estimated liability based on knowledge, circumstances, and assumptions existing at the time. Although the outcome of these matters cannot be predicted with certainty, management does not presently believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.
As of the date hereof, we are aware of four putative class actions pending against Polaris in the U.S. Three class actions arise out of allegations that certain Polaris products suffer from unresolved fire hazards allegedly resulting in economic loss. Polaris has been served in one of these putative class actions: James Bruner, Michael Zeeck and Ed Beatie, individually and on behalf of all others similarly situated v. Polaris Industries/Sales Inc. (D. MN), April 5, 2018. Polaris has received pre-suit notice of the remaining two putative class actions pursuant to the California Legal Remedies Act but has not yet been served: Les Willmon, individually and on behalf of all others similarly situated v. Polaris Sales Inc. (E.D. CA), April 5, 2018, and Jose Luna, individually and on behalf of all others similarly situated v. Polaris Sales Inc. (D. MN), April 10, 2018. The fourth putative class action is pending in the federal district court of Minnesota and alleges excessive heat hazards on certain other Polaris products and seeks damages for alleged personal injury and economic loss: Riley Johannesshon, Daniel Badilla, James Kelley, Ronald Krans, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. MN), October 4, 2016. As these proceedings are in the early stages, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2017 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results, with the exception of the following risk factors which amend and supersede their equivalents previously discussed in our fiscal 2017 Annual Report filed on Form 10-K:
Increases in the cost of raw material, commodity and transportation costs and shortages of certain raw materials could negatively impact our business.
The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products. Additionally, the current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements. This includes the possibility of imposing tariffs or penalties on raw materials, commodities, and products manufactured outside the United States. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on these raw materials, commodities, and products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, we may not be able to pass along any price increases in our raw materials to our customers. As a result, an increase in the cost of raw materials, commodities, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our profitability.
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
The current political landscape has introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries. We have sourcing and manufacturing operations in international locations. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported or exported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business and results of operations.
Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2018	8,000	$123.06	8,000	6,428,000
February 1 — 28, 2018	124,000	$111.95	124,000	6,304,000
March 1 — 31, 2018	1,000	$113.67	1,000	6,303,000
Total	133,000	$112.61	133,000	6,303,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 80.2 million shares have been repurchased cumulatively from 1996 through March 31, 2018. The Program does not have an expiration date.

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

3.b	Bylaws of the Company, as amended and restated on February 27, 2018, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 27, 2018.

10.a	Polaris Industries Inc. Senior Executive Annual Incentive Plan, as amended and restated effective February 27, 2018.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on April 26, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	April 26, 2018	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2018	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)