Form 10-Q
period 2018-06-30
POLARIS INDUSTRIES INC/MN
filed 2018-07-25
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 19, 2018, 62,244,677 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,753	$138,345
Trade receivables, net	190,343	200,144
Inventories, net	925,243	783,961
Prepaid expenses and other	106,586	101,453
Income taxes receivable	10,269	29,601
Total current assets	1,414,194	1,253,504
Property and equipment, net	762,268	747,189
Investment in finance affiliate	92,954	88,764
Deferred tax assets	115,399	115,511
Goodwill and other intangible assets, net	765,050	780,586
Other long-term assets	89,613	104,039
Total assets	$3,239,478	$3,089,593
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$40,120	$47,746
Accounts payable	361,717	317,377
Accrued expenses:
Compensation	129,719	168,014
Warranties	106,155	123,840
Sales promotions and incentives	184,811	162,298
Dealer holdback	125,016	114,196
Other	161,659	186,103
Income taxes payable	5,973	10,737
Total current liabilities	1,115,170	1,130,311
Long-term income taxes payable	25,332	20,114
Capital lease obligations	17,135	18,351
Long-term debt	1,055,367	846,915
Deferred tax liabilities	8,667	10,128
Other long-term liabilities	127,529	120,398
Total liabilities	$2,349,200	$2,146,217
Deferred compensation	$12,768	$11,717
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 62,214 and 63,075 shares issued and outstanding, respectively	$622	$631
Additional paid-in capital	791,148	733,894
Retained earnings	140,033	242,763
Accumulated other comprehensive loss, net	(54,293)	(45,629)
Total shareholders’ equity	877,510	931,659
Total liabilities and shareholders’ equity	$3,239,478	$3,089,593
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales	$1,502,532	$1,364,920	$2,800,005	$2,518,702
Cost of sales	1,117,356	1,014,534	2,091,348	1,925,825
Gross profit	385,176	350,386	708,657	592,877
Operating expenses:
Selling and marketing	122,859	118,531	240,566	232,844
Research and development	68,330	60,753	133,560	112,758
General and administrative	92,874	91,063	171,567	166,577
Total operating expenses	284,063	270,347	545,693	512,179
Income from financial services	21,344	19,143	42,769	39,573
Operating income	122,457	99,182	205,733	120,271
Non-operating expense:
Interest expense	9,216	8,032	17,264	15,946
Equity in loss of other affiliates	3,954	1,336	25,465	3,236
Other expense (income), net	(3,561)	(2,152)	(23,536)	9,456
Income before income taxes	112,848	91,966	186,540	91,633
Provision for income taxes	20,308	29,925	38,286	32,503
Net income	$92,540	$62,041	$148,254	$59,130
Net income per share:
Basic	$1.46	$0.99	$2.34	$0.94
Diluted	$1.43	$0.97	$2.28	$0.92
Weighted average shares outstanding:
Basic	63,172	62,895	63,238	63,012
Diluted	64,886	63,807	65,052	63,970

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$92,540	$62,041	$148,254	$59,130
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(24,881)	17,020	(13,903)	30,436
Unrealized gain (loss) on derivative instruments	580	(1,397)	5,109	(1,041)
Retirement benefit plan activity	45	—	130	—
Comprehensive income	$68,284	$77,664	$139,590	$88,525
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2018	2017
Operating Activities:
Net income	$148,254	$59,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,584	91,124
Noncash compensation	33,001	31,416
Noncash income from financial services	(14,626)	(13,328)
Deferred income taxes	(1,704)	(4,083)
Impairment charges	20,249	18,760
Other, net	(8,262)	3,236
Changes in operating assets and liabilities:
Trade receivables	5,326	12,370
Inventories	(146,661)	(59,421)
Accounts payable	45,835	75,576
Accrued expenses	(35,693)	6,406
Income taxes payable/receivable	19,828	40,727
Prepaid expenses and others, net	1,018	1,130
Net cash provided by operating activities	165,149	263,043
Investing Activities:
Purchase of property and equipment	(104,569)	(81,803)
Investment in finance affiliate, net	10,436	20,785
Investment in other affiliates, net	7,366	(1,814)
Acquisition and disposal of businesses, net of cash acquired	—	1,645
Net cash used for investing activities	(86,767)	(61,187)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	1,511,810	932,317
Repayments under debt arrangements / capital lease obligations	(1,310,863)	(1,010,870)
Repurchase and retirement of common shares	(192,367)	(65,622)
Cash dividends to shareholders	(75,694)	(72,612)
Proceeds from stock issuances under employee plans	43,448	7,027
Net cash used for financing activities	(23,666)	(209,760)
Impact of currency exchange rates on cash balances	(6,370)	6,951
Net increase (decrease) in cash, cash equivalents and restricted cash	48,346	(953)
Cash, cash equivalents and restricted cash at beginning of period	161,618	145,170
Cash, cash equivalents and restricted cash at end of period	$209,964	$144,217

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$17,013	$15,466
Income taxes paid (refunded)	$20,614	$(4,735)

The following presents cash, cash equivalents and restricted cash by category within the consolidated balance sheets:
Cash and cash equivalents	$181,753	$127,378
Other long-term assets	28,211	16,839
Total	$209,964	$144,217
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$54,828	$54,828	$—	$—
Foreign exchange contracts, net	5,931	—	5,931	—
Total assets at fair value	$60,759	$54,828	$5,931	$—
Non-qualified deferred compensation liabilities	$(54,828)	$(54,828)	$—	$—
Total liabilities at fair value	$(54,828)	$(54,828)	$—	$—

	Fair Value Measurements as of December 31, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$54,244	$54,244	$—	$—
Total assets at fair value	$54,244	$54,244	$—	$—
Non-qualified deferred compensation liabilities	$(54,244)	$(54,244)	$—	$—
Foreign exchange contracts, net	(426)	—	(426)	—
Total liabilities at fair value	$(54,670)	$(54,244)	$(426)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At June 30, 2018 and December 31, 2017, the fair value of the Company’s long-term debt, capital lease obligations and notes payable was approximately $1,117,197,000 and $922,123,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, capital lease obligations and notes payable including current maturities was $1,112,622,000 and $913,012,000 as of June 30, 2018 and December 31, 2017, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials and purchased components	$208,501	$194,108
Service parts, garments and accessories	320,396	307,684
Finished goods	443,039	329,288
Less: reserves	(46,693)	(47,119)
Inventories	$925,243	$783,961
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$116,286	$109,852	$123,840	$119,274
Additions charged to expense	26,141	30,122	42,172	61,816
Warranty claims paid, net	(36,272)	(31,571)	(59,857)	(72,687)
Balance at end of period	$106,155	$108,403	$106,155	$108,403

New accounting pronouncements.
Revenue from contracts with customers. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients using the modified retrospective approach. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three or six months ended June 30, 2018. The Company has included the disclosures required by ASU 2014-09 in Note 2.
Statement of cash flows. During the first quarter of 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior periods were retrospectively adjusted to conform to the current period’s presentation. As a result of the adoption of ASU 2016-18, the Company recorded a decrease of $1,006,000 in net cash provided by operating activities for the six months ended June 30, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company developed a project plan to guide the implementation of ASU 2016-02. The Company made progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases, compiling information on active leases, and selecting a lease accounting software. The Company is currently identifying and implementing appropriate changes to its policies, business processes, systems and controls to support lease accounting and disclosures under Topic 842. The Company is currently evaluating the impact of this new standard on the consolidated financial statements.
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
The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. At June 30, 2018, the Company has not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act’s impact. There have been no material measurement period adjustments made during the three and six months ended June 30, 2018 related to the provisional amounts recorded and disclosed in the Company’s fiscal 2017 Annual Report filed on Form 10-K.  The Company expects to complete the accounting for the tax effects of the Act during 2018.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	Three months ended June 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Consolidated
Revenue by product type
Wholegoods	$820,850	$146,671	$93,550	—	$1,061,071
PG&A	169,991	24,741	19,868	$226,861	441,461
Total revenue	$990,841	$171,412	$113,418	$226,861	$1,502,532

Revenue by geography
United States	$818,318	$113,561	$49,740	$215,572	$1,197,191
Canada	68,576	10,769	10,216	11,289	100,850
EMEA	64,632	31,667	52,169	—	148,468
APLA	39,315	15,415	1,293	—	56,023
Total revenue	$990,841	$171,412	$113,418	$226,861	$1,502,532

	Six months ended June 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Consolidated
Revenue by product type
Wholegoods	$1,504,353	$260,779	$185,562	—	$1,950,694
PG&A	319,052	42,190	41,183	$446,886	849,311
Total revenue	$1,823,405	$302,969	$226,745	$446,886	$2,800,005

Revenue by geography
United States	$1,480,913	$197,458	$99,794	$426,566	$2,204,731
Canada	126,331	17,709	15,585	20,320	179,945
EMEA	143,561	58,338	109,089	—	310,988
APLA	72,600	29,464	2,277	—	104,341
Total revenue	$1,823,405	$302,969	$226,745	$446,886	$2,800,005
Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied which generally occurs with the transfer of control of the wholegood vehicles, parts, garments or accessories, and upon completion of the service or over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract, for services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions continue to be recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance beyond the Company’s limited warranties over the life of the contract.
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
Extended Service Contracts. The Company sells separately-priced service contracts that extend mechanical and maintenance coverages beyond its base limited warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 84 months. The Company primarily receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
Deferred revenue
In 2016, Polaris began financing its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred. Revenues related to sales of its extended warranty program and related accrued costs for claims are deferred and amortized over the warranty period, generally five years, while warranty administrative costs are recognized as incurred. TAP recognizes revenues related to sales of its extended warranty programs for tires and other products over the term of the warranty period, which varies from two to five years.
At January 1, 2018, $45,760,000 of unearned revenue associated with outstanding contracts was reported in other current liabilities and other long-term liabilities. At June 30, 2018, the unearned amount was $52,620,000. The Company expects to recognize approximately $22,265,000 of the unearned amount in 2018 and $30,355,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$49,345	$30,445	$45,760	$26,157
New contracts sold	8,848	8,772	17,172	15,114
Less: reductions for revenue recognized	(5,573)	(3,029)	(10,312)	(5,083)
Balance at end of period (1)	$52,620	$36,188	$52,620	$36,188
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $22,265,000 and $14,678,000 at June 30, 2018 and 2017, respectively, while the amount recorded in other long-term liabilities totaled $30,355,000 and $21,510,000 at June 30, 2018 and 2017, respectively.

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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Option plan	$6,758	$5,649	$9,815	$7,071
Other share-based awards	13,847	13,018	19,736	22,110
Total share-based compensation before tax	20,605	18,667	29,551	29,181
Tax benefit	4,904	6,933	7,033	10,838
Total share-based compensation expense included in net income	$15,701	$11,734	$22,518	$18,343
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2018, there was $134,342,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.67 years. Included in unrecognized share-based compensation expense is approximately $37,441,000 related to stock options and $96,901,000 for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, capital lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at June 30, 2018	Maturity	June 30, 2018	December 31, 2017
Revolving loan facility	2.98%	May 2021	$240,000	$3,000
Term loan facility	3.22%	May 2021	670,000	680,000
Senior notes—fixed rate	3.81%	May 2018	—	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Capital lease obligations	5.22%	Various through 2029	18,547	19,889
Notes payable and other	3.50%	June 2027	10,875	12,384
Debt issuance costs			(1,800)	(2,261)
Total debt, capital lease obligations, and notes payable			$1,112,622	$913,012
Less: current maturities			40,120	47,746
Total long-term debt, capital lease obligations, and notes payable			$1,072,502	$865,266
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000, of which $670,000,000 is outstanding as of June 30, 2018. Under the facility, the Company is required to make principal payments totaling $37,500,000 over the next 12 months, which are classified as current maturities.
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
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants at June 30, 2018.
The debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in our consolidated statements of income over the expected remaining terms of the related debt.
On July 2, 2018, in connection with the acquisition of Boat Holdings, LLC, the Company amended the revolving loan facility to increase the facility to $700,000,000 and increase the term loan facility to $1,180,000,000. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Additionally, on July 2, 2018, the Company entered into a Master Note Purchase Agreement to issue $350,000,000 of 4.23% unsecured senior notes due July 2028.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a capital lease.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $10,875,000 is outstanding as of June 30, 2018. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Goodwill	$430,705	$433,374
Other intangible assets, net	334,345	347,212
Total goodwill and other intangible assets, net	$765,050	$780,586
There were no material additions to goodwill and other intangible assets for the three and six months ended June 30, 2018 and 2017.
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows (in thousands):

Six months ended June 30, 2018
Goodwill, beginning of period	$433,374
Currency translation effect on foreign goodwill balances	(2,669)
Goodwill, end of period	$430,705
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2018	December 31, 2017
Non-amortizable—indefinite lived:
Brand names		$230,346	$230,709
Amortizable:
Non-compete agreements	5	540	540
Dealer/customer related	5-10	168,419	169,694
Developed technology	5-7	22,769	22,903
Total amortizable		191,728	193,137
Less: Accumulated amortization		(87,729)	(76,634)
Net amortized other intangible assets		103,999	116,503
Total other intangible assets, net		$334,345	$347,212
Amortization expense for intangible assets for the three months ended June 30, 2018 and 2017 was $6,058,000 and $6,238,000, respectively. Estimated amortization expense for the remainder of 2018 through 2023 is as follows: 2018 (remainder), $11,800,000; 2019, $22,300,000; 2020, $17,300,000; 2021, $14,400,000; 2022, $9,800,000; 2023, $7,600,000; and after 2023, $20,800,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the six months ended June 30, 2018, Polaris paid $192,367,000 to repurchase and retire approximately 1,562,000 shares of its common stock. As of June 30, 2018, the Board of Directors has authorized the Company to repurchase up to an additional 4,874,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.60 per share on June 15, 2018 to holders of record at the close of business on June 1, 2018. On July 25, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on September 17, 2018 to holders of record of such shares at the close of business on August 31, 2018.
Cash dividends declared and paid per common share for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cash dividends declared and paid per common share	$0.60	$0.58	$1.20	$1.16

Net income per share
Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted income per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding	62,913	62,638	62,982	62,756
Director Plan and deferred stock units	177	157	171	151
ESOP	82	100	85	105
Common shares outstanding—basic	63,172	62,895	63,238	63,012
Dilutive effect of Omnibus Plan	1,714	912	1,814	958
Common and potential common shares outstanding—diluted	64,886	63,807	65,052	63,970
During the three and six months ended June 30, 2018, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, were 1,812,000 and 1,677,000, respectively, compared to 3,626,000 and 3,398,000 for the same periods in 2017.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Benefit Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(42,442)	$(34)	$(3,153)	$(45,629)
Reclassification to the statement of income	—	(2,616)	130	(2,486)
Change in fair value	(13,903)	7,725	—	(6,178)
Balance as of June 30, 2018	$(56,345)	$5,075	$(3,023)	$(54,293)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Foreign currency contracts	Other expense, net	$1,937	$1,380	$2,094	$2,607
Foreign currency contracts	Cost of sales	554	(32)	522	(436)
Retirement benefit plan activity	Operating expenses	(45)	—	(130)	—
Total		$2,446	$1,348	$2,486	$2,171
The net amount of the existing gains or losses at June 30, 2018 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 10 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $92,954,000 at June 30, 2018 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2018, the outstanding amount of net receivables financed for dealers under this arrangement was $1,172,207,000, which included $539,732,000 in the Polaris Acceptance portfolio and $632,475,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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
During the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the expected closure, the Company fully impaired its investment in EPPL by recognizing an impairment charge of $18,733,000 within Equity in loss of other affiliates in the consolidated statement of income. The Company has recognized $3,817,000 and $23,447,000 of costs, including impairment, associated with the wind-down of EPPL for the three and six months ended June 30, 2018, respectively.
As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s investment in EPPL was $0 and $18,616,000, respectively.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing Level 3 fair value inputs. As a result of the Victory® Motorcycles wind down, the Company recognized an impairment of substantially all of its cost-method investment in Brammo, Inc. in the first quarter of 2017. See Note 12 for additional discussion related to charges incurred related to the Victory Motorcycles wind down.
In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. The sale was completed in the fourth quarter of 2017, and as a result of the sale, Polaris recognized a gain, which is included in Other expense (income), net on the 2017 consolidated statements of income. During the first quarter of 2018, Polaris received additional distributions from Brammo and recognized a gain of $13,478,000, which is included in Other expense (income) on the consolidated statements of income.

Note 9. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for catastrophic product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably determinable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2018, the Company had an accrual of $49,195,000 for the probable payment of pending claims related to continuing product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business, including putative class action lawsuits. As of June 30, 2018, the Company is aware of two putative class actions pending against Polaris in the United States. As these proceedings are in the early stages, the Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss. In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position or results of operations.
In the normal course of business, the Company’s products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the United States federal government and individual states, as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, penalties or other costs.
On April 2, 2018, the Company agreed to a $27,250,000 settlement with the Consumer Product Safety Commission that resolves two 2016 late-reporting claims. The settlement was paid in the second quarter of 2018.

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
At June 30, 2018, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain
Australian Dollar	$17,658	$985
Canadian Dollar	132,052	5,336
Mexican Peso	20,760	(390)
Total	$170,470	$5,931
These contracts, with maturities through September 2019, met the criteria for cash flow hedges, and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$6,422	$(491)	$5,931
Total derivatives designated as hedging instruments	$6,422	$(491)	$5,931
Total derivatives	$6,422	$(491)	$5,931

	Carrying Values of Derivative Instruments as of December 31, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$621	$(1,047)	$(426)
Total derivatives designated as hedging instruments	$621	$(1,047)	$(426)
Total derivatives	$621	$(1,047)	$(426)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 were $580,000 and $5,109,000, respectively, compared to $(1,397,000) and $(1,041,000) for the same respective periods in 2017.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month period ended June 30, 2018.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales
ORV/Snowmobiles	$990,841	$845,508	$1,823,405	$1,569,611
Motorcycles	171,412	197,997	302,969	318,286
Global Adjacent Markets	113,418	97,022	226,745	188,577
Aftermarket	226,861	224,393	446,886	442,228
Total sales	$1,502,532	$1,364,920	$2,800,005	$2,518,702
Gross profit
ORV/Snowmobiles	$297,221	$266,150	$540,782	$479,109
Motorcycles	24,672	21,116	41,240	1,235
Global Adjacent Markets	28,107	21,216	59,365	49,314
Aftermarket	57,747	59,918	116,199	101,482
Corporate	(22,571)	(18,014)	(48,929)	(38,263)
Total gross profit	$385,176	$350,386	$708,657	$592,877

Note 12. Victory Motorcycles Wind Down
In January 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total pretax charges of $1,242,000 and $2,630,000 for the three and six month periods ended June 30, 2018, respectively, compared to $10,683,000 and $56,465,000 for the same respective periods in 2017, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (ASC 420). These totals exclude the positive pretax impact of $1,668,000 and $2,387,000 incurred for other wind-down activities for the three and six month periods ended June 30, 2018, respectively, and the negative pretax impact of $168,000 and $11,966,000 incurred for other wind-down activities for the three and six month periods ended June 30, 2017, respectively. The Company estimates that the total impact of wind down activities in 2018 will be $5,000,000, inclusive of promotional activity. Substantially all costs related to wind down activities are expected to be recognized by the end of 2018.
As a result of the wind down activities, the Company has incurred expenses within the scope of ASC 420 consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. The wind down expenses have been included as components of cost of sales, selling and marketing expenses, general and administrative expenses or other expense (income), net, in the consolidated statements of income. Charges related to the wind down plan for the three and six months ended June 30, 2018 and 2017 within the scope of ASC 420 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contract termination charges	$953	$3,388	$1,717	$17,695
Asset impairment charges	—	—	—	18,760
Inventory charges	—	5,229	—	12,680
Other costs	289	2,066	913	7,330
Total	$1,242	$10,683	$2,630	$56,465

Total reserves related to the Victory Motorcycles wind down activities are $3,172,000 as of June 30, 2018. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the six months ended June 30, 2018 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of December 31, 2017	$3,187	$777	$1,681	$5,645
Expenses	1,717	—	913	2,630
Cash payments / scrapped inventory	(3,768)	(73)	(1,262)	(5,103)
Reserves balance as of June 30, 2018	$1,136	$704	$1,332	$3,172

Note 13. Subsequent Event
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company which manufactures boats (“Boat Holdings”). Headquartered in Elkhart, Indiana, Boat Holdings had approximately $560,000,000 of sales in 2017.
The transaction was structured as an acquisition of 100% of the outstanding equity interests in Boat Holdings for aggregate consideration of $825,000,000, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business of Boat Holdings at the closing date. A portion of the aggregate consideration equal to $100,000,000 will be paid in the form of a series of deferred annual payments over 12 years following the closing date.
The Company funded the purchase price for the acquisition by amending, extending, and up-sizing the Credit Facility and the proceeds of the issuance of 4.23% Senior Notes, Series 2018, due July 3, 2028, described in Note 4.
Due to the limited time since the date of the acquisition, it is impracticable for the Company to make certain business combination disclosures at this time as the Company is still gathering information necessary to provide those disclosures.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month period ended June 30, 2018 compared to the three and six month period ended June 30, 2017. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $92.5 million, or $1.43 per diluted share, compared to 2017 second quarter net income of $62.0 million, or $0.97 per diluted share. Second quarter sales totaled $1,502.5 million, an increase of 10 percent from last year’s second quarter sales of $1,364.9 million. The sales increase was driven primarily by strong ORV and Global Adjacent Market sales. Our unit retail sales to consumers in North America increased six percent in the second quarter of 2018, primarily driven by increased retail demand for ATVs and side-by-sides. Our second quarter sales to North American customers increased 11 percent, driven by growth in ORV. Our sales to customers outside of North America increased 7 percent, primarily driven by foreign exchange movements and strong sales in the Company’s EMEA business for ORV and motorcycles. Our gross profit of $385.2 million increased 10 percent from $350.4 million in the comparable prior year second quarter. The increase in gross profit dollars during the quarter was primarily driven by increased sales. The slight decrease in gross profit margins was driven by the impact of commodity, freight and tariff cost pressure, partially offset by lower warranty costs, Value Improvement Process (“VIP”) savings, freight surcharges, and favorable exchange rates. Additionally, quarter gross profit in 2018 was affected negatively as a result of $5.2 million of wind-down, realignment and supply chain transformation costs, while 2017 was impacted negatively by $8.9 million of Victory Motorcycle wind down costs and $4.3 million of restructuring and realignment costs. Our liquidity remained adequate with $181.8 million of cash on hand and $359.6 million of availability on the revolving loan facility at June 30, 2018.
As a result of our decision to wind down the Victory Motorcycles brand, total non-recurring wind down activities had a positive pretax impact of $0.4 million for the three month period ended June 30, 2018 and a negative pretax impact of $0.2 million for the six month period ended June 30, 2018. Total wind down activities had a negative pretax impact of $10.9 million and $68.4 million for the three and six month periods ended June 30, 2017, respectively. We estimate the total pre-tax impact of non-recurring wind down activities in 2018 to be approximately $5.0 million. Substantially all costs related to wind down activities are expected to be recognized by the end of 2018.
Subsequent to the end of the second quarter, the Company completed the acquisition of Boat Holdings, LLC, a privately held limited liability company which manufactures boats (“Boat Holdings”). Headquartered in Elkhart, Indiana, Boat Holdings had approximately $560.0 million of sales in 2017.
The transaction was structured as an acquisition of 100% of the outstanding equity interests in Boat Holdings for aggregate consideration of $825.0 million, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business of Boat Holdings at the closing date. A portion of the aggregate consideration equal to $100.0 million will be paid in the form of a series of deferred annual payments over 12 years following the closing date. The Company funded the purchase price for the acquisition by amending, extending, and up-sizing the Credit Facility and the proceeds of the issuance of 4.23% Senior Notes, Series 2018, due July 3, 2028.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the second quarter 2018 to the second quarter 2017, and all “year-to-date” comparisons are from the six month period ended June 30, 2018 to the six month period ended June 30, 2017.
Sales:
Quarter sales were $1,502.5 million, a 10 percent increase from $1,364.9 million of quarter sales in the prior year. Year to date sales were $2,800.0 million, an 11 percent increase from $2,518.7 million of sales in the comparable prior year period. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Volume	9%	10%
Product mix and price	—	—
Currency	1	1
	10%	11%
The volume increase is primarily driven by strong ORV and Global Adjacent Market sales.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
ORV/Snowmobiles	$990.8	66%	$845.5	62%	17%	$1,823.4	65%	$1,569.6	62%	16%
Motorcycles	171.4	11%	198.0	15%	(13)%	303.0	11%	318.3	13%	(5)%
Global Adjacent Markets	113.4	8%	97.0	7%	17%	226.7	8%	188.6	7%	20%
Aftermarket	226.9	15%	224.4	16%	1%	446.9	16%	442.2	18%	1%
Total sales	$1,502.5	100%	$1,364.9	100%	10%	$2,800.0	100%	$2,518.7	100%	11%
ORV/Snowmobiles
ORVs: Quarter and year-to-date sales, including PG&A, increased 18 percent primarily due to strong RANGER®, RZR®, and ATV shipments. Sales outside North America increased six percent in the quarter, primarily due to increased side-by-side shipments. The quarter average per unit sales price increased three percent compared to the prior year.
Our North American ORV quarter unit retail sales to consumers increased mid-single digit percent compared to the 2017 second quarter, with consumer purchases of side-by-side vehicles, which include RANGER, RZR, and Polaris GENERAL™, and ATVs increasing mid-single digit percent over the prior year. Side-by-Sides and ATVs again gained market share during the quarter in their respective categories. The Company estimates that North American industry ORV retail sales were flat from the second quarter of 2017. Polaris’ North American dealer unit inventory was up high single digit percent compared to the second quarter of 2017 due to increased shipments of newly introduced products.

Snowmobiles: Historically, the first half of the year are slow quarters for shipments to dealers due to the seasonality of the business. Quarter and year-to-date sales at June 30, 2018 were $7.3 million and $45.2 million, respectively, compared to $10.5 million and $42.8 million for the comparable prior year period. The changes are due to the timing of shipments year-over-year.
Motorcycles
Quarter and year-to-date sales decreased compared to the prior year, due to a weak motorcycle industry and timing of shipments for Indian Motorcycles® year over year. Slingshot® sales were down also due to the weak motorcycle industry. The quarter average per unit sales price decreased six percent, excluding Victory Motorcycles, driven by a shift in sales mix towards more mid-sized motorcycles.
North American consumer retail sales for Indian Motorcycle and Slingshot increased low-single digits percent for the quarter. Indian Motorcycle retail sales increased mid-single digit percent and gained market share. Slingshot retail sales decreased mid-single digit percent during the quarter. North American industry retail sales, 900cc and above, decreased mid-single digit percent in the quarter. North American Polaris dealer inventory decreased low-single digits percent in the 2018 second quarter compared to the same period last year due to moderated shipments in an overall weak motorcycle market.
Global Adjacent Markets
Quarter and year-to-date sales increased due primarily to strong Commercial, Government, and Defense sales, including our light-utility business at Goupil.
Aftermarket
Quarter and year-to-date sales, which include Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased one percent. Growth at TAP's retail stores and online platforms were largely offset by lower accessory sales for the new Jeep Wrangler which was available for sale later than anticipated.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
United States	$1,197.1	80%	$1,084.6	79%	10%	$2,204.7	79%	$2,015.2	80%	9%
Canada	100.8	7%	89.1	7%	13%	179.9	6%	146.1	6%	23%
Other foreign countries	204.6	13%	191.2	14%	7%	415.4	15%	357.4	14%	16%
Total sales	$1,502.5	100%	$1,364.9	100%	10%	$2,800.0	100%	$2,518.7	100%	11%

United States: Quarter and year-to-date sales in the U.S. increased primarily due to increased ORV shipments.
Canada: Quarter and year-to-date sales in Canada increased primarily due to increased ORV shipments and favorable currency rates. Currency rate movement had a favorable impact of 5 percent on quarter and year-to-date sales.
Other foreign countries: Quarter and year-to-date sales in other foreign countries increased due to increased shipments of all segments and favorable currency rates. Currency rate movements had a favorable impact of 4 percent on quarter sales and 7 percent on year-to-date sales.

Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2018	Percent of Total Cost of Sales	2017	Percent of Total Cost of Sales	Change 2018 vs. 2017	2018	Percent of Total Cost of Sales	2017	Percent of Total Cost of Sales	Change 2018 vs. 2017
Purchased materials and services	$971.4	87%	$876.6	86%	11%	$1,815.7	87%	$1,656.2	86%	10%
Labor and benefits	89.3	8%	75.7	8%	18%	171.1	8%	141.2	7%	21%
Depreciation and amortization	30.6	3%	32.1	3%	(5)%	62.3	3%	66.6	4%	(6)%
Warranty costs	26.1	2%	30.1	3%	(13)%	42.2	2%	61.8	3%	(32)%
Total cost of sales	$1,117.4	100%	$1,014.5	100%	10%	$2,091.3	100%	$1,925.8	100%	9%
Percentage of sales	74.4%		74.3%	+4 basis points		74.7%		76.5%	-177 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from purchased materials and services related to higher sales volumes.
 Gross Profit:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2018	Percent of Sales	2017	Percent of Sales	Change 2018 vs. 2017	2018	Percent of Sales	2017	Percent of Sales	Change 2018 vs. 2017
ORV/Snowmobiles	$297.2	30.0%	$266.2	31.5%	12%	$540.8	29.7%	$479.1	30.5%	13%
Motorcycles	24.7	14.4%	21.1	10.7%	17%	41.2	13.6%	1.2	0.4%	NM
Global Adjacent Markets	28.1	24.8%	21.2	21.9%	32%	59.4	26.2%	49.3	26.2%	20%
Aftermarket	57.7	25.5%	59.9	26.7%	(4)%	116.2	26.0%	101.5	22.9%	15%
Corporate	(22.5)		(18.0)			(48.9)		(38.3)
Total gross profit dollars	$385.2		$350.4		10%	$708.7		$592.8		20%
Percentage of sales	25.6%		25.7%	-4 basis points		25.3%		23.5%	+177 basis points
NM = not meaningful
Consolidated. Our quarter gross profit of $385.2 million increased 10 percent from $350.4 million in the comparable prior year period, and our year-to-date gross profit of $708.7 million increased 20% from $592.8 million in the comparable prior year period. The slight decrease in gross profit margins was driven by unfavorable mix and the impact of commodity, freight and tariff cost pressure, partially offset by lower warranty costs, VIP savings, and favorable exchange rates. Additionally, year-to-date gross profit in 2018 was affected negatively as a result of $11.0 million of wind-down, realignment and supply chain transformation costs, while 2017 was impacted negatively by $47.4 million of Victory Motorcycle wind down costs, $13.0 million of acquisition-related costs, and $4.3 million of restructuring and realignment costs. We expect commodity price increases, higher freight costs, and additional tariffs to continue throughout the remainder of 2018 and adversely affect our gross profit.
ORV/Snowmobiles. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to unfavorable product mix, higher commodity costs and freight pressures, offset by lower warranty expense.
Motorcycles. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to lower costs associated with the wind down of Victory Motorcycles, partially offset by higher warranty costs.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter, primarily due to sales mix and due to $4.3 million of manufacturing network realignment costs incurred in the second quarter of 2017. Gross profit, as a percentage of sales, was flat year-to-date.
Aftermarket. Gross profit, as a percentage of sales, decreased for the quarter, primarily due to product mix. Gross profit, as a percentage of sales, increased year-to-date primarily due to the negative impact of $13.0 million of inventory step-up adjustments related to the TAP acquisition included in the prior year comparable period.

Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Change 2018 vs. 2017	2018	2017	Change 2018 vs. 2017
Selling and marketing	$122.9	$118.5	4%	$240.6	$232.8	3%
Research and development	68.3	60.8	12%	133.5	112.8	18%
General and administrative	92.9	91.1	2%	171.6	166.6	3%
Total operating expenses	$284.1	$270.4	5%	$545.7	$512.2	7%
Percentage of sales	18.9%	19.8%	-90 basis points	19.5%	20.3%	-85 basis points
Operating expenses, in absolute dollars, for the quarter and year-to-date periods increased primarily due to higher research and development expenses to support ongoing product refinement and innovation. Operating expenses, as a percentage of sales, for the quarter and year-to-date periods decreased primarily due to realized efficiencies in selling, marketing, and general and administrative spend.
Income from Financial Services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Change 2018 vs. 2017	2018	2017	Change 2018 vs. 2017
Income from financial services	$21.3	$19.1	11%	$42.8	$39.6	8%
Percentage of sales	1.4%	1.4%	+2 basis points	1.5%	1.6%	-4 basis points
The increase for the quarter and year-to-date in income from financial services is due to improved retail financing penetration rates and higher income from Polaris Acceptance due to slightly higher dealer inventory levels. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Statement of Income:

	Three months ended June 30,			Six months ended June 30,
($ in millions, except per share data)	2018	2017	Change 2018 vs. 2017	2018	2017	Change 2018 vs. 2017
Interest expense	$9.2	$8.0	15%	$17.3	$15.9	8%
Equity in loss of other affiliates	$4.0	$1.3	196%	$25.5	$3.2	NM
Other expense (income), net	$(3.6)	$(2.2)	65%	$(23.5)	$9.5	NM

Income before taxes	$112.8	$92.0	23%	$186.5	$91.6	104%
Provision for income taxes	$20.3	$29.9	(32)%	$38.3	$32.5	18%
Percentage of income before taxes	18.0%	32.5%	NM	20.5%	35.5%	NM

Net income	$92.5	$62.0	49%	$148.3	$59.1	151%
Diluted net income per share:	$1.43	$0.97	47%	$2.28	$0.92	148%
Weighted average diluted shares outstanding	64.9	63.8	2%	65.1	64.0	2%
NM = not meaningful
Interest expense: Quarter and year-to-date interest expense increased primarily due to higher interest rates.
Equity in loss of other affiliates: As a result of the decision by the Eicher-Polaris Private Limited (EPPL) Board of Directors to shut down the operations of the EPPL joint venture, we impaired our investment in EPPL and incurred additional wind-down related costs in 2018. The impairment and wind-down costs resulted in quarter and year-to-date increases in Equity in loss of other affiliates. Additional costs associated with the wind down of the joint venture, if any, are expected to be immaterial for the remainder of 2018.
Other expense (income), net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period. The year-to-date change also includes a gain on our investment in Brammo Inc. in 2018.

Provision for income taxes: The decrease in the effective income tax rates from the prior year periods is primarily due to the reduction in the federal statutory tax rate to 21% as a result of U.S.Tax Reform and an increase in excess tax benefits related to stock based compensation.
Weighted average shares outstanding: Over the time period within and between the comparable quarter and year-to-date periods, weighted average shares outstanding increased approximately two percent due primarily to the dilutive effects of stock issuances under employee compensation plans, partially offset by share repurchases during the periods.
Cash Dividends:
We paid a regular cash dividend of $0.60 per share on June 15, 2018 to holders of record at the close of business on June 1, 2018. On July 25, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on September 17, 2018 to holders of record of such shares at the close of business on August 31, 2018.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investment, new product development and cash dividends to shareholders.
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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2018	2017	Change
Total cash provided by (used for):
Operating activities	$165.2	$263.0	$(97.8)
Investing activities	(86.8)	(61.2)	(25.6)
Financing activities	(23.7)	(209.8)	186.1
Impact of currency exchange rates on cash balances	(6.4)	7.0	(13.4)
Increase in cash, cash equivalents and restricted cash	$48.3	$(1.0)	$49.3
Operating activities: Net cash provided by operating activities was $165.2 million for the six months ended June 30, 2018, compared to $263.0 million for the same period in 2017. The decrease in net cash provided by operating activities for the 2018 period was primarily due to planned higher factory inventory related to the higher sales and the model year changeover.
Investing activities: The primary use of cash was for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing facilities.
Financing activities: Cash used by financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $200.9 million compared to net repayments of $78.6 million in the 2017 comparable period. Common stock repurchases were $192.4 million compared to $65.6 million in the 2017 comparable period and proceeds from the issuance of stock under employee plans were $43.4 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, we paid cash dividends of $75.7 million and $72.6 million for the six months ended June 30, 2018 and 2017, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to a $600.0 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $750.0 million term loan facility, of which $670.0 million is outstanding as of June 30, 2018.
On July 2, 2018, in connection with the acquisition of Boat Holdings, LLC, we amended the revolving loan facility to increase the facility to $700.0 million and increase the term loan facility to $1,180.0 million. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate.

Additionally, on July 2, 2018, we entered into a Master Note Purchase Agreement to issue $350.0 million of 4.23% unsecured senior notes due July 2028.
We enter into leasing arrangements to finance the use of certain property and equipment.
We have a mortgage note payable agreement for land, on which we built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $10.9 million is outstanding as of June 30, 2018. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note. We have met the required commitments to date and expect to comply with the commitments in the future.
Debt, capital lease obligations, notes payable, and the average related interest rates at June 30, 2018 were as follows:

($ in millions)	Average interest rate at June 30, 2018	Maturity	June 30, 2018
Revolving loan facility	2.98%	May 2021	$240.0
Term loan facility	3.22%	May 2021	670.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Capital lease obligations	5.22%	Various through 2029	18.5
Notes payable and other	3.50%	June 2027	10.9
Debt issuance costs			(1.8)
Total debt, capital lease obligations, and notes payable			$1,112.6
Less: current maturities			40.1
Long-term debt, capital lease obligations, and notes payable			$1,072.5
Our debt to total capital ratio was 56 percent at both June 30, 2018 and 2017.
Additionally, at June 30, 2018, we had letters of credit outstanding of $11.9 million, primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 81.6 million shares have been repurchased cumulatively from 1996 through June 30, 2018. We repurchased approximately 1.6 million shares of our common stock for $192.4 million during the first six months of 2018, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 4.9 million shares of our common stock as of June 30, 2018. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Other Financial Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of our U.S. sales, whereby we receive payment within a few days of shipment of the product. The partnership agreement is effective through February 2022.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At June 30, 2018, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,172.2 million, a nine percent increase from $1,078.0 million at June 30, 2017.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2018 was $93.0 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 7 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2018, the agreements in place were as follows:

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
Other currencies: We operate in various countries, principally in Europe and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries. We purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts sales, cost of sales and net income.
At June 30, 2018, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar (AUD)	Long	$17,658	$0.78 to 1 AUD
Canadian Dollar (CAD)	Long	132,052	$0.79 to 1 CAD
Mexican Peso	Short	20,760	20.0 Peso to $1
The assets and liabilities in all our foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in our foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income. We expect currencies to have a slightly favorable impact on net income in 2018 compared to 2017.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. This includes the effects of new or modified tariffs or penalties on raw materials, commodities, and products manufactured outside of the United States. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2018, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on our gross profit margins for 2018 when compared to 2017.
We are a party to a credit agreement with various lenders consisting of a $600 million revolving loan facility and a $750 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At June 30, 2018, we had an outstanding balance of $240.0 million on the revolving loan facility, and an outstanding balance of $670.0 million on the term loan facility.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross profit margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs and other changes to international trade policies; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

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
As of the date hereof, we are aware of two putative class actions pending against Polaris in the U.S. One putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions we reported in our April 26, 2018 quarterly report and that were filed between April 5-10, 2018: James Bruner, Jose Luna, Clint Halvorsrod, Robert Lenz, Michael Zeeck, Chad Rogers, Richard Berens, Steve Bailey, Michael Jacks, Bryan Forrest and Ed Beattie, individually and on behalf of all others similarly situated v. Polaris Industries/Sales Inc. (D. Minn.), June 15, 2018. The second putative class action also is pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on certain other Polaris products and seeks damages for alleged personal injury and economic loss: Riley Johannesshon, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. As these proceedings are still in the early stages, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2017 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results, with the exception of the following risk factor which amends and supersedes its equivalent previously discussed in our fiscal 2017 Annual Report filed on Form 10-K and our Form 10-Q for the quarter ended March 31, 2018:
Increases in the cost of raw material, commodity and transportation costs and shortages of certain raw materials could negatively impact our business.
The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products. Additionally, the current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements. The U.S. has initiated tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturing processes, which has increased our cost of sales. In response, certain foreign governments have imposed tariffs on certain U.S. goods, and are considering imposing additional tariffs on other U.S. goods, including goods that we sell internationally. The tariffs imposed to date, the possibility of additional retaliatory trade actions stemming from these tariffs, and the potential negative outcome of the U.S. Government’s section 232 investigation regarding automobiles and automobile parts could continue to increase our cost of sales, both directly and as a result of price increases implemented by domestic suppliers, which we may not be able to pass on to our customers, and/or could result in decreased demand for our products. All of these could materially and adversely affect our results of operations and financial condition.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2018	4,000	$117.72	4,000	6,299,000
May 1 — 31, 2018	1,000	$106.89	1,000	6,298,000
June 1 — 30, 2018	1,424,000	$124.18	1,424,000	4,874,000
Total	1,429,000	$124.16	1,429,000	4,874,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 81.6 million shares have been repurchased cumulatively from 1996 through June 30, 2018. The Program does not have an expiration date.

Item 4 – MINE SAFETY DISCLOSURES
Not applicable.

Item 6 – EXHIBITS
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

2.1
Merger Agreement, dated as of May 29, 2018, by and among Polaris Industries Inc., Polaris Sales Inc., Beam Merger Sub, LLC, Boat Holdings, LLC and the Holder Representative thereunder (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2018.

3.a
Restated Articles of Incorporation of Polaris Industries Inc. (the “Company”), effective April 28, 2017, incorporated by reference to Exhibit 3.b to the Company’s Current Report on Form 8-K filed May 2, 2017.

3.b	Bylaws of the Company, as amended and restated on February 27, 2018, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 27, 2018.

4.1
Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated July 2, 2018, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on July 25, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 25, 2018	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2018	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)