Form 10-Q
period 2018-09-30
POLARIS INDUSTRIES INC/MN
filed 2018-10-24
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of October 17, 2018, 61,780,602 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,411	$138,345
Trade receivables, net	217,694	200,144
Inventories, net	1,019,517	783,961
Prepaid expenses and other	105,066	101,453
Income taxes receivable	5,865	29,601
Total current assets	1,531,553	1,253,504
Property and equipment, net	807,511	747,189
Investment in finance affiliate	88,790	88,764
Deferred tax assets	116,447	115,511
Goodwill and other intangible assets, net	1,515,431	780,586
Other long-term assets	88,299	104,039
Total assets	$4,148,031	$3,089,593
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, capital lease obligations and notes payable	$66,595	$47,746
Accounts payable	436,401	317,377
Accrued expenses:
Compensation	160,033	168,014
Warranties	122,544	123,840
Sales promotions and incentives	187,307	162,298
Dealer holdback	124,259	114,196
Other	179,738	186,103
Income taxes payable	8,963	10,737
Total current liabilities	1,285,840	1,130,311
Long-term income taxes payable	26,805	20,114
Capital lease obligations	16,712	18,351
Long-term debt	1,781,020	846,915
Deferred tax liabilities	7,054	10,128
Other long-term liabilities	122,728	120,398
Total liabilities	$3,240,159	$2,146,217
Deferred compensation	$9,620	$11,717
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 61,773 and 63,075 shares issued and outstanding, respectively	$618	$631
Additional paid-in capital	799,607	733,894
Retained earnings	152,561	242,763
Accumulated other comprehensive loss, net	(54,534)	(45,629)
Total shareholders’ equity	898,252	931,659
Total liabilities and shareholders’ equity	$4,148,031	$3,089,593
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales	$1,651,415	$1,478,726	$4,451,420	$3,997,428
Cost of sales	1,250,145	1,114,764	3,341,493	3,040,589
Gross profit	401,270	363,962	1,109,927	956,839
Operating expenses:
Selling and marketing	128,929	122,642	369,495	355,486
Research and development	64,181	63,129	197,741	175,887
General and administrative	90,639	79,421	262,206	245,998
Total operating expenses	283,749	265,192	829,442	777,371
Income from financial services	21,348	18,138	64,117	57,711
Operating income	138,869	116,908	344,602	237,179
Non-operating expense:
Interest expense	19,823	8,492	37,087	24,438
Equity in loss of other affiliates	111	1,603	25,576	4,839
Other expense (income), net	(4,124)	(2,368)	(27,660)	7,088
Income before income taxes	123,059	109,181	309,599	200,814
Provision for income taxes	27,530	27,293	65,816	59,796
Net income	$95,529	$81,888	$243,783	$141,018
Net income per share:
Basic	$1.54	$1.31	$3.88	$2.24
Diluted	$1.50	$1.28	$3.78	$2.21
Weighted average shares outstanding:
Basic	62,207	62,646	62,894	62,890
Diluted	63,546	63,885	64,550	63,942

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$95,529	$81,888	$243,783	$141,018
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,804	10,606	(12,099)	41,042
Unrealized gain (loss) on derivative instruments	(2,111)	(167)	2,998	(1,208)
Retirement plan activity	66	—	196	—
Comprehensive income	$95,288	$92,327	$234,878	$180,852
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2018	2017
Operating Activities:
Net income	$243,783	$141,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,910	138,105
Noncash compensation	43,219	34,249
Noncash income from financial services	(22,232)	(20,131)
Deferred income taxes	(4,171)	(2,703)
Impairment charges	21,716	25,395
Other, net	(9,618)	4,839
Changes in operating assets and liabilities:
Trade receivables	(991)	(447)
Inventories	(201,229)	(83,621)
Accounts payable	90,842	108,198
Accrued expenses	1,620	80,949
Income taxes payable/receivable	28,715	62,336
Prepaid expenses and others, net	6,574	8,908
Net cash provided by operating activities	354,138	497,095
Investing Activities:
Purchase of property and equipment	(157,763)	(126,647)
Investment in finance affiliate, net	22,207	43,230
Investment in other affiliates, net	7,366	(7,110)
Acquisition and disposal of businesses, net of cash acquired	(729,925)	1,645
Net cash used for investing activities	(858,115)	(88,882)
Financing Activities:
Borrowings under debt arrangements / capital lease obligations	2,845,688	1,623,577
Repayments under debt arrangements / capital lease obligations	(1,970,701)	(1,850,247)
Repurchase and retirement of common shares	(246,931)	(88,877)
Cash dividends to shareholders	(112,748)	(108,923)
Proceeds from stock issuances under employee plans	47,158	14,226
Net cash provided by (used for) financing activities	562,466	(410,244)
Impact of currency exchange rates on cash balances	(5,904)	9,597
Net increase in cash, cash equivalents and restricted cash	52,585	7,566
Cash, cash equivalents and restricted cash at beginning of period	161,618	145,170
Cash, cash equivalents and restricted cash at end of period	$214,203	$152,736

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$33,218	$21,968
Income taxes paid (refunded)	$40,178	$(582)

The following presents cash, cash equivalents and restricted cash by category within the consolidated balance sheets:
Cash and cash equivalents	$183,411	$132,260
Other long-term assets	30,792	20,476
Total	$214,203	$152,736
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts, interest rate contracts, and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach, the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency, interest rate, and commodity transactions.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$50,161	$50,161	$—	$—
Foreign exchange contracts, net	3,010	—	3,010	—
Interest rate contracts, net	779	—	779	—
Total assets at fair value	$53,950	$50,161	$3,789	$—
Non-qualified deferred compensation liabilities	$(50,161)	$(50,161)	$—	$—
Total liabilities at fair value	$(50,161)	$(50,161)	$—	$—

	Fair Value Measurements as of December 31, 2017
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$54,244	$54,244	$—	$—
Total assets at fair value	$54,244	$54,244	$—	$—
Non-qualified deferred compensation liabilities	$(54,244)	$(54,244)	$—	$—
Foreign exchange contracts, net	(426)	—	(426)	—
Total liabilities at fair value	$(54,670)	$(54,244)	$(426)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, capital lease obligations and notes payable, approximate their fair values. At September 30, 2018 and December 31, 2017, the fair value of the Company’s long-term debt, capital lease obligations and notes payable was approximately $1,901,307,000 and $922,123,000, respectively, and was determined using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, capital lease obligations and notes payable including current maturities was $1,864,327,000 and $913,012,000 as of September 30, 2018 and December 31, 2017, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials and purchased components	$249,259	$194,108
Service parts, garments and accessories	345,716	307,684
Finished goods	477,293	329,288
Less: reserves	(52,751)	(47,119)
Inventories	$1,019,517	$783,961
Product warranties. Polaris provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. Adjustments to the warranty reserve are made from time to time as actual claims become known in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty accrual in any given period include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume. The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$106,155	$108,403	$123,840	$119,274
Additions to warranty reserve through acquisitions	13,799	—	13,799	—
Additions charged to expense	37,741	42,039	79,913	103,855
Warranty claims paid, net	(35,151)	(38,357)	(95,008)	(111,044)
Balance at end of period	$122,544	$112,085	$122,544	$112,085

New accounting pronouncements.
Revenue from contracts with customers. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients using the modified retrospective approach. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three or nine months ended September 30, 2018. The Company has included the disclosures required by ASU 2014-09 in Note 2.
Statement of cash flows. During the first quarter of 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior periods were retrospectively adjusted to conform to the current period’s presentation. As a result of the adoption of ASU 2016-18, the Company recorded an increase of $2,631,000 in net cash provided by operating activities for the nine months ended September 30, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted. Entities are required to use a modified retrospective approach, with an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented. The Company plans to use a modified retrospective approach and apply the transition provisions at the adoption date. The Company developed a project plan to guide the implementation of ASU 2016-02. The Company made progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases, compiling information on active leases, and selecting a lease accounting software. The Company is currently identifying and implementing appropriate changes to its policies, business processes, systems and controls to support lease accounting and disclosures under Topic 842. The Company does not expect that its results of operations or cash flows will be materially impacted by this standard. The Company expects to record right of use assets and lease liabilities on its consolidated balance sheets upon adoption of this standard, which may be material.
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
Non-employee share-based payments. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting. The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to nonemployees would be aligned with the requirements for shared based payments granted to employees in Topic 718. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.
Income Taxes. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.
The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. At September 30, 2018, the Company has not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act’s impact. There have been no material measurement period adjustments made during the three and nine months ended September 30, 2018 related to the provisional amounts recorded and disclosed in the Company’s fiscal 2017 Annual Report filed on Form 10-K.  The Company expects to complete the accounting for the tax effects of the Act during 2018.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	Three months ended September 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$851,733	$134,410	$78,312	—	$134,321	$1,198,776
PG&A	183,821	20,906	17,939	$229,973	—	452,639
Total revenue	$1,035,554	$155,316	$96,251	$229,973	$134,321	$1,651,415

Revenue by geography
United States	$866,289	$116,072	$51,363	$217,816	$132,139	$1,383,679
Canada	70,765	9,712	837	12,157	2,182	95,653
EMEA	64,218	15,706	42,893	—	—	122,817
APLA	34,282	13,826	1,158	—	—	49,266
Total revenue	$1,035,554	$155,316	$96,251	$229,973	$134,321	$1,651,415

	Nine months ended September 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$2,356,086	$395,189	$263,874	—	$134,321	$3,149,470
PG&A	502,873	63,096	59,122	$676,859	—	1,301,950
Total revenue	$2,858,959	$458,285	$322,996	$676,859	$134,321	$4,451,420

Revenue by geography
United States	$2,347,202	$313,530	$151,157	$644,382	$132,139	$3,588,410
Canada	197,096	27,421	16,422	32,477	2,182	275,598
EMEA	207,779	74,044	151,982	—	—	433,805
APLA	106,882	43,290	3,435	—	—	153,607
Total revenue	$2,858,959	$458,285	$322,996	$676,859	$134,321	$4,451,420
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

Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g., free extended service contracts). The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over vehicles, parts, garments or accessories has transferred to the customer as an expense in Cost of sales.
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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g., extended service contracts). The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over parts, garments or accessories has transferred to the customer as an expense in cost of sales.
Boats segment
Boats. For the majority of boats, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility or distribution center to its customer (primarily dealers). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and returns it offers to its dealers and their customers. Sales returns are not material. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The Company has elected to recognize the cost for freight and shipping when control over boats has transferred to the customer as an expense in cost of sales.
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
At January 1, 2018, $45,760,000 of unearned revenue associated with outstanding contracts was reported in other current liabilities and other long-term liabilities. At September 30, 2018, the unearned amount was $55,586,000. The Company expects to recognize approximately $23,893,000 of the unearned amount over the next 12 months and $31,693,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$52,620	$36,188	$45,760	$26,157
New contracts sold	8,054	6,962	25,226	22,076
Less: reductions for revenue recognized	(5,088)	(3,130)	(15,400)	(8,213)
Balance at end of period (1)	$55,586	$40,020	$55,586	$40,020

(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $23,893,000 and $16,045,000 at September 30, 2018 and 2017, respectively, while the amount recorded in other long-term liabilities totaled $31,693,000 and $23,975,000 at September 30, 2018 and 2017, respectively.

Note 3. Acquisitions
2018 Acquisitions.
Boat Holdings, LLC
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”).
The transaction was structured as an acquisition of 100% of the outstanding equity interests in Boat Holdings for aggregate consideration of $806,658,000, net of cash acquired, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business of Boat Holdings at the closing date. A portion of the aggregate consideration equal to $100,000,000 will be paid in the form of a series of deferred annual payments over 12 years following the closing date.
The Company funded the purchase price for the acquisition by amending, extending, and up-sizing the Credit Facility and with the proceeds of the issuance of 4.23% Senior Notes, Series 2018, due July 3, 2028, described in Note 5.
The consolidated statements of income for both the three and nine months ended September 30, 2018 include $134,321,000 of net sales and $20,253,000 of gross profit related to Boats.
The following table summarizes the preliminary fair values assigned to the Boat Holdings net assets acquired and the determination of net assets (in thousands):

Cash and cash equivalents	$16,534
Trade receivables	17,602
Inventory	39,990
Other current assets	3,938
Property, plant and equipment	36,769
Customer relationships	341,080
Trademarks / trade names	210,680
Non-compete agreements	2,630
Goodwill	207,126
Accounts payable	(30,017)
Other liabilities assumed	(23,140)
Total fair value of net assets acquired	823,192
Less cash acquired	(16,534)
Total consideration for acquisition, less cash acquired	$806,658

On the acquisition date, amortizable intangible assets had a weighted-average useful life of approximately 19 years. The customer relationships were valued based on the Discounted Cash Flow Method and are amortized over 15-20 years, depending on the customer class. The trademarks and trade names were valued on the Relief from Royalty Method and have indefinite remaining useful lives. Goodwill is deductible for tax purposes.
The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2018 acquisition of Boat Holdings had occurred at the beginning of fiscal 2017 (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$1,651,415	$1,593,659	$4,802,580	$4,410,691
Net income	99,224	81,473	268,660	149,517

Basic earnings per share	$1.60	$1.30	$4.27	$2.38
Diluted earnings per common share	$1.56	$1.28	$4.16	$2.34

The results for the quarter and year-to-date periods ended September 30, 2018 and 2017 have been adjusted to include the pro forma impact of amortization of intangible assets and the depreciation of property, plant, and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; the pro forma impact of transaction related costs incurred by the Company directly attributable to the transaction; and the pro forma tax effect of both income before taxes and the pro forma adjustments. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.
The results for the quarter and year-to-date periods ended September 30, 2018 have been adjusted to exclude the impact of approximately $4,849,000 and $8,918,000 of transaction related costs (pre-tax) incurred by the Company that are directly attributable to the transaction.
The pro forma financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Boat Holdings acquisition.
2017 Acquisitions.
The Company did not complete any acquisitions in 2017.

Note 4. Share-Based Compensation
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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Option plan	$6,821	$5,766	$16,636	$12,837
Other share-based awards	(748)	(3,919)	18,988	18,191
Total share-based compensation before tax	6,073	1,847	35,624	31,028
Tax benefit	1,446	686	8,479	11,524
Total share-based compensation expense included in net income	$4,627	$1,161	$27,145	$19,504
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2018, there was $113,879,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.49 years. Included in unrecognized share-based compensation expense is approximately $30,570,000 related to stock options and $83,309,000 for restricted stock.

Note 5. Financing Agreements
The carrying value of debt, capital lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at September 30, 2018	Maturity	September 30, 2018	December 31, 2017
Revolving loan facility	1.84%	July 2023	$74,023	$3,000
Term loan facility	3.77%	July 2023	1,165,000	680,000
Senior notes—fixed rate	3.81%	May 2018	—	25,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Senior notes—fixed rate	4.23%	July 2028	350,000	—
Capital lease obligations	5.25%	Various through 2029	18,052	19,889
Notes payable and other	4.23%	Various through 2030	87,608	12,384
Debt issuance costs			(5,356)	(2,261)
Total debt, capital lease obligations, and notes payable			$1,864,327	$913,012
Less: current maturities			66,595	47,746
Total long-term debt, capital lease obligations, and notes payable			$1,797,732	$865,266
In August 2011, Polaris entered into a $350,000,000 unsecured revolving loan facility. In March 2015, Polaris amended the loan facility to increase the facility to $500,000,000 and to provide more beneficial covenant and interest rate terms. The amended terms also extended the expiration date to March 2020. Interest is charged at rates based on a LIBOR or “prime” base rate. In May 2016, Polaris amended the revolving loan facility to increase the facility to $600,000,000 and extend the expiration date to May 2021. The amended terms also established a $500,000,000 term loan facility. In November 2016, Polaris amended the revolving loan facility to increase the term loan facility to $750,000,000.
In July 2018, Polaris amended the revolving loan facility to increase the facility to 700,000,000 and increase the term loan facility to $1,180,000,000, of which $1,165,000,000 is outstanding as of September 30, 2018. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Under the facility, the Company is required to make principal payments totaling $59,000,000 over the next 12 months, which are classified as current maturities.
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25,000,000 of unsecured senior notes due May 2018 and $75,000,000 of unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100,000,000 of unsecured senior notes due December 2020. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350,000,000 of unsecured senior notes due July 2028.
The unsecured revolving loan facility and the Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants at September 30, 2018.
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
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76,733,000, all of which is outstanding as of September 30, 2018. The outstanding balance is included in long-term debt.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $10,875,000 is outstanding as of September 30, 2018. The outstanding balance is included in Notes payable and other. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date. Forgivable loans related to other Company facilities are also included within notes payable.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Goodwill	$637,486	$433,374
Other intangible assets, net	877,945	347,212
Total goodwill and other intangible assets, net	$1,515,431	$780,586
Additions to goodwill and other intangible assets in 2018 relate to the acquisition of Boat Holdings in July 2018. The aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Boat Holding’s financial results are included in the Company’s consolidated results from the date of acquisition. As of September 30, 2018, the purchase price allocation remains preliminary. The pro forma financial results and the preliminary purchase price allocation are included in Note 3. There were no material additions to goodwill and other intangible assets for the three and nine months ended September 30, 2017.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows (in thousands):

Nine months ended September 30, 2018
Goodwill, beginning of period	$433,374
Goodwill from businesses acquired	207,126
Currency translation effect on foreign goodwill balances	(3,014)
Goodwill, end of period	$637,486
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2018	December 31, 2017
Non-amortizable—indefinite lived:
Brand names		$440,976	$230,709
Amortizable:
Non-compete agreements	4	2,370	540
Dealer/customer related	5-20	505,543	169,694
Developed technology	5-7	13,368	22,903
Total amortizable		521,281	193,137
Less: Accumulated amortization		(84,312)	(76,634)
Net amortized other intangible assets		436,969	116,503
Total other intangible assets, net		$877,945	$347,212
Amortization expense for intangible assets for the three and nine months ended September 30, 2018 was $10,403,000 and $22,586,000, respectively, compared to $6,344,000 and $18,792,000 for the comparable prior year periods. Estimated amortization expense for the remainder of 2018 through 2023 is as follows: 2018 (remainder), $10,500,000; 2019, $40,500,000; 2020, $35,500,000; 2021, $32,700,000; 2022, $27,700,000; 2023, $25,300,000; and after 2023, $264,800,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 7. Shareholders’ Equity
During the nine months ended September 30, 2018, Polaris paid $246,931,000 to repurchase approximately 2,069,000 shares of its common stock. As of September 30, 2018, the Board of Directors has authorized the Company to repurchase up to an additional 4,367,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.60 per share on September 17, 2018 to holders of record at the close of business on August 31, 2018. On October 24, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on December 17, 2018 to holders of record of such shares at the close of business on December 3, 2018.
Cash dividends declared and paid per common share for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash dividends declared and paid per common share	$0.60	$0.58	$1.80	$1.74
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding	61,927	62,398	62,630	62,637
Director Plan and deferred stock units	181	161	175	154
ESOP	99	87	89	99
Common shares outstanding—basic	62,207	62,646	62,894	62,890
Dilutive effect of Omnibus Plan	1,339	1,239	1,656	1,052
Common and potential common shares outstanding—diluted	63,546	63,885	64,550	63,942
During the three and nine months ended September 30, 2018, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, were 1,785,000 and 1,713,000, respectively, compared to 2,892,000 and 2,816,000 for the same periods in 2017.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(42,442)	$(34)	$(3,153)	$(45,629)
Reclassification to the statement of income	—	(7,141)	196	(6,945)
Change in fair value	(12,099)	10,139	—	(1,960)
Balance as of September 30, 2018	$(54,541)	$2,964	$(2,957)	$(54,534)

The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Foreign currency contracts	Other expense, net	$4,587	$(174)	$6,681	$2,433
Foreign currency contracts	Cost of sales	(62)	258	460	(178)
Retirement benefit plan activity	Operating expenses	(66)	—	(196)	—
Total		$4,459	$84	$6,945	$2,255
The net amount of the existing gains or losses at September 30, 2018 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 11 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $88,790,000 at September 30, 2018 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2018, the outstanding amount of net receivables financed for dealers under this arrangement was $1,237,689,000, which included $566,102,000 in the Polaris Acceptance portfolio and $671,587,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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
During the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the expected closure, the Company fully impaired its investment in EPPL by recognizing an impairment charge of $18,733,000 within Equity in loss of other affiliates in the consolidated statement of income. The Company has recognized $0 and $23,447,000 of costs, including impairment, associated with the wind-down of EPPL for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s investment in EPPL was $0 and $18,616,000, respectively.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing Level 3 fair value inputs. As a result of the Victory® Motorcycles wind down, the Company recognized an impairment of substantially all of its cost-method investment in Brammo, Inc. in the first quarter of 2017. See Note 13 for additional discussion related to charges incurred related to the Victory Motorcycles wind down.
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

Note 10. Commitments and Contingencies
Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for catastrophic product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2018, the Company had an accrual of $55,320,000 for the probable payment of pending claims related to continuing product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Polaris is also a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, product liability claims, and putative class action lawsuits. As of September 30, 2018, the Company is party to two putative class actions pending against Polaris in the United States, alleging that certain Polaris products caused personal injury, economic losses, and other damages resulting from unresolved fire hazards and excessive heat hazards. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.
In the opinion of management, it is unlikely that any legal proceedings pending against or involving Polaris will have a material adverse effect on Polaris’ financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety and potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to our consolidated financial position, results of operations, or cash flows in any particular reporting period.
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
At September 30, 2018, Polaris had the following open foreign currency contracts (in thousands):

Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain
Australian Dollar	$7,350	$577
Canadian Dollar	104,486	1,451
Mexican Peso	20,023	982
Total	$131,859	$3,010
These contracts, with maturities through September 2019, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
During the third quarter of 2018, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company will pay interest based upon a fixed rate and receive variable rate interest payments based on the one-month LIBOR.
At September 30, 2018, Polaris had the following open interest rate swap contracts (in thousands):

Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25,000	$682
September 28, 2018	September 30, 2019	250,000	(65)
September 30, 2019	September 30, 2023	150,000	162
Total		$425,000	$779
These contracts, with maturities through September 2023, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.

The table below summarizes the carrying values of derivative instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$3,010	$—	$3,010
Interest rate contracts(1)	779	—	779
Total derivatives designated as hedging instruments	$3,789	$—	$3,789
Total derivatives	$3,789	$—	$3,789

	Carrying Values of Derivative Instruments as of December 31, 2017
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$621	$(1,047)	$(426)
Total derivatives designated as hedging instruments	$621	$(1,047)	$(426)
Total derivatives	$621	$(1,047)	$(426)

(1)	Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets.
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
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 were $(2,111,000) and $2,998,000, respectively, compared to $(167,000) and $(1,208,000) for the same respective periods in 2017.
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month period ended September 30, 2018.

Note 12. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has six operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, 4) Global Adjacent Markets, 5) Aftermarket, and 6) Boats, and five reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, 3) Global Adjacent Markets, 4) Aftermarket, and 5) Boats.
Through June 30, 2018, the Company reported under four segments for segment reporting. However, during the third quarter ended September 30, 2018, as a result of the Boat Holdings acquisition, the Company established a new reporting segment, Boats, which includes only the results of Boat Holdings. As such, the comparative 2017 results were not required to be reclassified as the new reporting segment structure did not impact historical segments.
The ORV/Snowmobiles segment includes the aggregated results of our ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets, Aftermarket, and Boats segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to individual segments, which include incentive-based compensation and other unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales
ORV/Snowmobiles	$1,035,554	$1,007,392	$2,858,959	$2,577,003
Motorcycles	155,316	155,059	458,285	473,345
Global Adjacent Markets	96,251	91,575	322,996	280,152
Aftermarket	229,973	224,700	676,859	666,928
Boats	134,321	—	134,321	—
Total sales	$1,651,415	$1,478,726	$4,451,420	$3,997,428
Gross profit
ORV/Snowmobiles	$290,631	$296,904	$831,413	$776,013
Motorcycles	19,577	10,354	60,817	11,589
Global Adjacent Markets	24,155	15,983	83,520	65,297
Aftermarket	66,092	63,239	182,291	164,721
Boats	20,253	—	20,253	—
Corporate	(19,438)	(22,518)	(68,367)	(60,781)
Total gross profit	$401,270	$363,962	$1,109,927	$956,839

Note 13. Victory Motorcycles Wind Down
In January 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total pretax charges of $1,281,000 and $3,911,000 for the three and nine month periods ended September 30, 2018, respectively, compared to $2,666,000 and $59,131,000 for the same respective periods in 2017, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (ASC 420). These totals exclude the negative pretax impact of $233,000 and positive pretax impact of $2,154,000 incurred for other wind-down activities for the three and nine month periods ended September 30, 2018, respectively, and the negative pretax impact of $6,143,000 and $18,109,000 incurred for other wind-down activities for the three and nine month periods ended September 30, 2017, respectively. The Company estimates that the total impact of wind down activities in 2018 will be $5,000,000, inclusive of promotional activity. Substantially all costs related to wind down activities are expected to be recognized by the end of 2018.
As a result of the wind down activities, the Company has incurred expenses within the scope of ASC 420 consisting of dealer termination, supplier termination, dealer litigation, employee separation, asset impairment charges, including the impairment of a cost method investment, inventory write-down charges and other costs. The wind down expenses have been included as components of cost of sales, selling and marketing expenses, general and administrative expenses or other expense (income), net, in the consolidated statements of income. Charges related to the wind down plan for the three and nine months ended September 30, 2018 and 2017 within the scope of ASC 420 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Contract termination charges	$1,149	$1,501	$2,866	$19,196
Asset impairment charges	—	—	—	18,760
Inventory charges	—	—	—	12,680
Other costs	132	1,165	1,045	8,495
Total	$1,281	$2,666	$3,911	$59,131

Total reserves related to the Victory Motorcycles wind down activities are $3,029,000 as of September 30, 2018. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the nine months ended September 30, 2018 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of December 31, 2017	$3,187	$777	$1,681	$5,645
Expenses	2,866	—	1,045	3,911
Cash payments / scrapped inventory	(4,907)	(85)	(1,535)	(6,527)
Reserves balance as of September 30, 2018	$1,146	$692	$1,191	$3,029

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2018 compared to the three and nine month periods ended September 30, 2017. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $95.5 million, or $1.50 per diluted share, compared to 2017 third quarter net income of $81.9 million, or $1.28 per diluted share. Third quarter sales totaled $1,651.4 million, an increase of 12 percent from last year’s third quarter sales of $1,478.7 million. The sales increase was driven primarily by the acquisition of Boat Holdings and strong ORV sales. Our unit retail sales to consumers in North America increased one percent in the third quarter of 2018, primarily driven by increased retail demand for side-by-sides. Our third quarter sales to North American customers increased 12 percent, driven by Boats and growth in ORV. Our sales to customers outside of North America increased 10 percent, primarily driven by strong sales in Snowmobiles and motorcycles, partially offset by foreign exchange movements.
Our gross profit of $401.3 million increased 10 percent from $364.0 million in the comparable prior year third quarter . The increase in gross profit dollars during the quarter was primarily driven by increased sales, primarily related to the Boat Holdings acquisition. The slight decrease in gross profit margins was driven by the impact of commodity, freight and tariff cost pressure, partially offset by lower promotional costs. Additionally, quarter gross profit was affected negatively as a result of $5.4 million and $13.8 million of wind-down, realignment and supply chain transformation costs, in 2018 and 2017, respectively. Our liquidity remained adequate with $183.4 million of cash on hand and $625.8 million of availability on the revolving loan facility at September 30, 2018.
As a result of our decision to wind down the Victory Motorcycles brand, total non-recurring wind down activities had a negative pretax impact of $1.5 million and $1.8 million for the three and nine month periods ended September 30, 2018, respectively. Total wind down activities had a negative pretax impact of $8.8 million and $77.2 million for the three and nine month periods ended September 30, 2017, respectively. We estimate the total pre-tax impact of non-recurring wind down activities in 2018 to be approximately $5.0 million. Substantially all costs related to wind down activities are expected to be recognized by the end of 2018.
During the third quarter, the Company completed the acquisition of Boat Holdings, LLC, headquartered in Elkhart, Indiana. The transaction was structured as an acquisition of 100% of the outstanding equity interests in Boat Holdings for aggregate consideration of $806.7 million, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business of Boat Holdings at the closing date. A portion of the aggregate consideration equal to $100.0 million will be paid in the form of a series of deferred annual payments over 12 years following the closing date. The Company funded the purchase price for the acquisition by amending, extending, and up-sizing the Credit Facility and with the proceeds of the issuance of 4.23% Senior Notes, Series 2018, due July 3, 2028.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the third quarter 2018 to the third quarter 2017, and all “year-to-date” comparisons are from the nine month period ended September 30, 2018 to the nine month period ended September 30, 2017.
Sales:
Quarter sales were $1,651.4 million, a 12 percent increase from $1,478.7 million of quarter sales in the prior year. Year to date sales were $4,451.4 million, an 11 percent increase from $3,997.4 million of sales in the comparable prior year period. The consolidated statements of income for both the three and nine months ended September 30, 2018 include $134.3 million of net sales related to Boat Holdings. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Volume	3%	6%
Product mix and price	1	1
Acquisitions	9	3
Currency	(1)	1
	12%	11%
The volume increase is primarily driven by strong ORV and Global Adjacent Market sales.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
ORV/Snowmobiles	$1,035.5	63%	$1,007.4	68%	3%	$2,858.9	64%	$2,577.0	64%	11%
Motorcycles	155.3	9%	155.1	11%	0%	458.3	10%	473.3	12%	(3)%
Global Adjacent Markets	96.3	6%	91.5	6%	5%	323.0	7%	280.2	7%	15%
Aftermarket	230.0	14%	224.7	15%	2%	676.9	16%	666.9	17%	1%
Boats	134.3	8%	0.0	0%	100%	134.3	3%	0.0	0%	100%
Total sales	$1,651.4	100%	$1,478.7	100%	12%	$4,451.4	100%	$3,997.4	100%	11%
ORV/Snowmobiles
ORVs: Quarter and year-to-date sales, including PG&A, increased 12 and 15 percent, respectively, primarily due to strong RANGER®, RZR®, and ATV shipments. Sales outside North America increased five percent in the quarter, primarily due to increased side-by-side shipments. The quarter average per unit sales price increased five percent compared to the prior year.
Our North American ORV quarter unit retail sales to consumers increased low-single digit percent compared to the 2017 third quarter, with consumer purchases of side-by-side vehicles, which include RANGER, RZR, and Polaris GENERAL™ increasing low-single digit percent, and ATVs decreasing low-single digit percent over the prior year. The Company estimates that North American industry ORV retail sales were up low-single digit percent from the third quarter of 2017. Polaris’ North American dealer unit inventory was up mid-teens percent compared to the third quarter of 2017 and we believe are now at more normalized levels.
Snowmobiles: Quarter and year-to-date sales, including PG&A, were $80.4 million and $125.7 million, respectively, compared to $156.5 million and $199.3 million for the comparable prior year period. The changes are due to the timing of shipments of pre-season snowmobile orders year-over-year.
Motorcycles
Quarter sales, including PG&A, were flat compared to the prior year, while year-to-date sales were down three percent compared to the prior year due to a weak motorcycle industry. The quarter average per unit sales price decreased four percent, excluding Victory Motorcycles, driven by a shift in sales mix towards more mid-sized motorcycles.

North American consumer retail sales for Indian Motorcycle and Slingshot decreased high-single digits percent for the quarter. Indian Motorcycle retail sales increased low-single digit percent, in spite of an overall weak N.A. motorcycle market. Slingshot retail sales were down high-twenties percent during the quarter. Motorcycle industry retail sales, 900cc and above, decreased low-teens percent in the quarter. Indian Motorcycle gained market share for the 2018 third quarter on a year-over-year basis. North American Polaris dealer inventory was flat in the quarter compared to the same period last year.
Global Adjacent Markets
Quarter and year-to-date sales increased due primarily to strong Commercial, Government, Defense, and Polaris Adventures sales.
Aftermarket
Quarter and year-to-date sales, which include Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased two and one percent, respectively. The growth was primarily driven by the aftermarket brands strong pre-season snow orders. TAP sales in the third quarter were down slightly, and impacted by delayed accessory development work and weakness in business-to-business sales in the South and Southwest United States.
Boats
Segment sales, which relate to the Boat Holdings acquisition which closed on July 2, 2018, were $134.3 million in the third quarter.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017	2018	Percent of Total Sales	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
United States	$1,383.7	84%	$1,202.0	81%	15%	$3,588.4	81%	$3,217.2	80%	12%
Canada	95.7	6%	120.0	8%	(20)%	275.6	6%	266.1	7%	4%
Other foreign countries	172.0	10%	156.7	11%	10%	587.4	13%	514.1	13%	14%
Total sales	$1,651.4	100%	$1,478.7	100%	12%	$4,451.4	100%	$3,997.4	100%	11%

United States: Quarter and year-to-date sales in the U.S. increased primarily due to increased ORV shipments and the addition of Boat Holdings.
Canada: Quarter sales in Canada decreased primarily due to the timing of shipments of pre-season snowmobile orders year-over-year, while year-to-date sales in Canada increased due to increased ORV shipments. Currency rate movements had an unfavorable impact of four percent on quarter sales and a favorable impact of one percent on year-to-date sales.
Other foreign countries: Quarter and year-to-date sales in other foreign countries increased due to increased shipments of all segments. Currency rate movements had an unfavorable impact of three percent on quarter sales and a favorable impact of four percent on year-to-date sales.

Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2018	Percent of Total Cost of Sales	2017	Percent of Total Cost of Sales	Change 2018 vs. 2017	2018	Percent of Total Cost of Sales	2017	Percent of Total Cost of Sales	Change 2018 vs. 2017
Purchased materials and services	$1,078.9	86%	$954.7	86%	13%	$2,894.7	87%	$2,610.9	86%	11%
Labor and benefits	96.0	8%	79.5	7%	21%	267.1	8%	220.7	7%	21%
Depreciation and amortization	37.5	3%	38.6	3%	(3)%	99.8	3%	105.1	4%	(5)%
Warranty costs	37.7	3%	42.0	4%	(10)%	79.9	2%	103.9	3%	(23)%
Total cost of sales	$1,250.1	100%	$1,114.8	100%	12%	$3,341.5	100%	$3,040.6	100%	10%
Percentage of sales	75.7%		75.4%	+31 basis points		75.1%		76.1%	-100 basis points
The increase in quarter and year-to-date cost of sales dollars resulted primarily from purchased materials and services related to higher sales volumes, as well as the Boat Holdings acquisition during the third quarter of 2018, which contributed $114.1 million in cost of sales.
 Gross Profit:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2018	Percent of Sales	2017	Percent of Sales	Change 2018 vs. 2017	2018	Percent of Sales	2017	Percent of Sales	Change 2018 vs. 2017
ORV/Snowmobiles	$290.6	28.1%	$296.9	29.5%	(2)%	$831.4	29.1%	$776.0	30.1%	7%
Motorcycles	19.6	12.6%	10.4	6.7%	88%	60.8	13.3%	11.6	2.4%	NM
Global Adjacent Markets	24.2	25.1%	16.0	17.5%	50%	83.5	25.9%	65.3	23.3%	28%
Aftermarket	66.1	28.7%	63.2	28.1%	5%	182.3	26.9%	164.7	24.7%	11%
Boats	20.3	15.1%	—	—%		20.3	15.1%	—	—%
Corporate	(19.5)		(22.5)			(68.4)		(60.8)
Total gross profit dollars	$401.3		$364.0		10%	$1,109.9		$956.8		16%
Percentage of sales	24.3%		24.6%	-31 basis points		24.9%		23.9%	+100 basis points
NM = not meaningful
Consolidated. Our quarter gross profit of $401.3 million increased 10 percent from $364.0 million in the comparable prior year period, and our year-to-date gross profit of $1,109.9 million increased 16% from $956.8 million in the comparable prior year period. Third quarter 2018 gross profit was affected negatively as a result of $1.2 million of Victory Motorcycles wind-down costs, the negative impact of $3.1 million of inventory step-up adjustments related to the Boat Holdings acquisition, and $4.1 million of restructuring and realignment costs, while 2017 was impacted negatively by $7.6 million of Victory Motorcycle wind down costs and $6.2 million of restructuring and realignment costs. Year-to-date 2018 gross profit was affected negatively as a result of $3.1 million of Boat Holdings acquisition-related costs and $16.0 million of restructuring and realignment costs, while 2017 was impacted negatively by $55.0 million of Victory Motorcycle wind down costs, $13.0 million of acquisition-related costs, and $10.5 million of restructuring and realignment costs. Gross profit margins for both periods were also negatively affected by mix and the impact of tariff, commodity and freight cost pressure during the quarter, partially offset by lower warranty and promotional costs. We expect commodity price increases, higher freight costs, and additional tariffs to continue throughout the remainder of 2018 and adversely affect our gross profit.
ORV/Snowmobiles. Gross profit, as a percentage of sales, decreased slightly for the quarter and year-to-date periods, primarily due to unfavorable product mix, higher commodity costs and freight pressures, partially offset by lower warranty expense.
Motorcycles. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to lower costs associated with the wind down of Victory Motorcycles, partially offset by negative mix.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter and year-to-date, primarily due to sales mix and due to $6.2 million and $10.5 million of manufacturing network realignment costs incurred in the 2017 comparable periods.

Aftermarket. Gross profit, as a percentage of sales, increased for the quarter, primarily due to product mix. Gross profit, as a percentage of sales, increased year-to-date primarily due to the negative impact of $13.0 million of inventory step-up adjustments related to the TAP acquisition included in the prior year comparable period.
Boats. Segment gross profit, which relates to the Boat Holdings acquisition which closed on July 2, 2018, was $20.3 million in the third quarter, which includes the negative impact of $3.1 million of inventory step-up adjustment adjustments.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Change 2018 vs. 2017	2018	2017	Change 2018 vs. 2017
Selling and marketing	$128.9	$122.7	5%	$369.5	$355.5	4%
Research and development	64.2	63.1	2%	197.7	175.9	12%
General and administrative	90.6	79.4	14%	262.2	246.0	7%
Total operating expenses	$283.7	$265.2	7%	$829.4	$777.4	7%
Percentage of sales	17.2%	17.9%	-75 basis points	18.6%	19.4%	-81 basis points
Operating expenses, in absolute dollars, for the quarter and year-to-date periods increased primarily due to the Boat Holdings acquisition completed during the third quarter and investments in strategic projects. Operating expenses, as a percentage of sales, for the year-to-date period decreased primarily due to realized efficiencies in selling, marketing, and general and administrative spend along with the addition of Boat Holdings which inherently has a lower operating expense to sales ratio.
Income from Financial Services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Change 2018 vs. 2017	2018	2017	Change 2018 vs. 2017
Income from financial services	$21.3	$18.1	18%	$64.1	$57.7	11%
Percentage of sales	1.3%	1.2%	+7 basis points	1.4%	1.4%	0 basis points
The increase for the quarter and year-to-date in income from financial services is due to improved retail financing penetration rates and higher income from Polaris Acceptance due to slightly higher dealer inventory levels. Further discussion can be found in the “Liquidity and Capital Resources” section below.
Remainder of the Statement of Income:

	Three months ended September 30,			Nine months ended September 30,
($ in millions, except per share data)	2018	2017	Change 2018 vs. 2017	2018	2017	Change 2018 vs. 2017
Interest expense	$19.8	$8.5	133%	$37.1	$24.4	52%
Equity in loss of other affiliates	$0.1	$1.6	(94)%	$25.6	$4.8	NM
Other expense (income), net	$(4.1)	$(2.4)	74%	$(27.7)	$7.1	NM

Income before taxes	$123.1	$109.2	13%	$309.6	$200.8	54%
Provision for income taxes	$27.5	$27.3	1%	$65.8	$59.8	10%
Percentage of income before taxes	22.4%	25.0%	NM	21.3%	29.8%	NM

Net income	$95.5	$81.9	17%	$243.8	$141.0	73%
Diluted net income per share:	$1.50	$1.28	17%	$3.78	$2.21	71%
Weighted average diluted shares outstanding	63.5	63.9	(1)%	64.6	63.9	1%
NM = not meaningful
Interest expense: Quarter and year-to-date interest expense increased primarily due to increased debt levels to finance the Boat Holdings acquisition.
Equity in loss of other affiliates: As a result of the decision by the Eicher-Polaris Private Limited (EPPL) Board of Directors to shut down the operations of the EPPL joint venture, we impaired our investment in EPPL and incurred additional wind-down related costs in 2018. The impairment and wind-down costs resulted in a year-to-date increase in Equity in loss of other affiliates. Additional costs associated with the wind down of the joint venture, if any, are expected to be immaterial for the remainder of 2018.
Other expense (income), net: The quarter and year-to-date change primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions and balance sheet positions related to our foreign subsidiaries from period to period. The year-to-date change also includes a $13.5 million gain on our investment in Brammo Inc. in 2018.
Provision for income taxes: The decrease in the effective income tax rates from the prior year periods is primarily due to the reduction in the federal statutory tax rate to 21% as a result of U.S. Tax Reform offset by lower excess tax benefits related to share-based compensation.
Weighted average shares outstanding: Over the time period within and between the comparable periods, weighted average shares outstanding decreased by one percent in the quarter due to share repurchases, and increased one percent year-to-date due to the dilutive effects of stock issuances under employee compensation plans.
Cash Dividends:
We paid a regular cash dividend of $0.60 per share on September 17, 2018 to holders of record at the close of business on August 31, 2018. On October 24, 2018, the Polaris Board of Directors declared a regular cash dividend of $0.60 per share payable on December 17, 2018 to holders of record of such shares at the close of business on December 3, 2018.

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2018	2017	Change
Total cash provided by (used for):
Operating activities	$354.1	$497.1	$(143.0)
Investing activities	(858.1)	(88.9)	(769.2)
Financing activities	562.5	(410.2)	972.7
Impact of currency exchange rates on cash balances	(5.9)	9.6	(15.5)
Increase in cash, cash equivalents and restricted cash	$52.6	$7.6	$45.0
Operating activities: Net cash provided by operating activities was $354.1 million for the nine months ended September 30, 2018, compared to $497.1 million for the same period in 2017. The decrease in net cash provided by operating activities for the 2018 period was primarily due to the timing of accrual payments and higher factory inventory needed for ongoing refinement of retail flow management (“RFM”).
Investing activities: The primary use of cash was for the acquisition of Boat Holdings in the third quarter.
Financing activities: Cash provided by financing activities changed primarily due to net borrowings under debt arrangements, capital lease obligations and notes payable of $875.0 million compared to net repayments of $226.7 million in the 2017 comparable period. Common stock repurchases were $246.9 million compared to $88.9 million in the 2017 comparable period and proceeds from the issuance of stock under employee plans were $47.2 million and $14.2 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, we paid cash dividends of $112.7 million and $108.9 million for the nine months ended September 30, 2018 and 2017, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.

Debt and Capital
We are party to a $700.0 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $1,180.0 million term loan facility, of which $1,165.0 million is outstanding as of September 30, 2018.
We enter into leasing arrangements to finance the use of certain property and equipment.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76,733,000, all of which is outstanding as of September 30, 2018. The outstanding balance is included in long-term debt.
We have a mortgage note payable agreement for land, on which we built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $10.9 million is outstanding as of September 30, 2018. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note. We have met the required commitments to date and expect to comply with the commitments in the future.
Debt, capital lease obligations, notes payable, and the average related interest rates at September 30, 2018 were as follows:

($ in millions)	Average interest rate at September 30, 2018	Maturity	September 30, 2018
Revolving loan facility	1.84%	July 2023	$74.0
Term loan facility	3.77%	July 2023	1,165.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Capital lease obligations	5.25%	Various through 2029	18.1
Notes payable and other	4.23%	Various through 2030	87.6
Debt issuance costs			(5.4)
Total debt, capital lease obligations, and notes payable			$1,864.3
Less: current maturities			66.6
Long-term debt, capital lease obligations, and notes payable			$1,797.7
Our debt to total capital ratio was 67 percent at September 30, 2018. Additionally, at September 30, 2018, we had letters of credit outstanding of $14.7 million, primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 86.5 million shares of our common stock. Of that total, approximately 82.1 million shares have been repurchased cumulatively from 1996 through September 30, 2018. We repurchased approximately 2.1 million shares of our common stock for $246.9 million during the first nine months of 2018, which had a favorable impact of five cents on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 4.4 million shares of our common stock as of September 30, 2018. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At September 30, 2018, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,237.7 million, a seven percent increase from $1,157.4 million at September 30, 2017.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris

Acceptance at September 30, 2018 was $88.8 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
See Note 8 in the Notes to Consolidated Financial Statements for further discussion of Polaris Acceptance.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At September 30, 2018, the agreements in place were as follows:

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
At September 30, 2018, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar (AUD)	Long	$7,350	$0.79 to 1 AUD
Canadian Dollar (CAD)	Long	104,486	$0.78 to 1 CAD
Mexican Peso	Short	20,023	20.0 Peso to $1
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. This includes the effects of new or modified tariffs or penalties on raw materials, commodities, and products manufactured outside of the United States. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2018, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a negative impact on our gross profit margins for 2018 when compared to 2017.
We are a party to a credit agreement with various lenders consisting of a $700.0 million revolving loan facility and a $1,180.0 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At September 30, 2018, we had an outstanding balance of $74.0 million on the revolving loan facility, and an outstanding balance of $1,165.0 million on the term loan facility.
During the third quarter of 2018, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company will pay interest based upon a fixed rate and receive variable rate interest payments based on the one-month LIBOR.

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
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that on July 2, 2018, we completed the acquisition of Boat Holdings.  Prior to the acquisition, Boat Holdings was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject.  As part of our ongoing integration activities, we are beginning to incorporate internal controls over significant processes specific to Boat Holdings that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results.  In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition.  Accordingly,  we expect to exclude Boat Holdings from the assessment of internal control over financial reporting at December 31, 2018.

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
As of the date hereof, we are party to two putative class actions pending against Polaris in the U.S., both of which were previously reported in our quarterly report filed on July 25, 2018. One putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions we reported in our April 26, 2018 quarterly report and that were filed between April 5-10, 2018: James Bruner, Jose Luna, Clint Halvorsrod, Robert Lenz, Michael Zeeck, Chad Rogers, Richard Berens, Steve Bailey, Michael Jacks, Bryan Forrest and Ed Beattie, individually and on behalf of all others similarly situated v. Polaris Industries/Sales Inc. (D. Minn.), June 15, 2018. The second putative class action also is pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on certain other Polaris products and seeks damages for alleged personal injury and economic loss: Riley Johannesshon, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. As these proceedings are still in the early stages, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2017 Annual Report filed on Form 10-K, “Part II, Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2018, and “Part II, Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2018. There have been no material changes or additions to our risk factors discussed in such reports, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2018	150,000	$104.58	150,000	4,724,000
August 1 — 31, 2018	353,000	$108.88	353,000	4,371,000
September 1 — 30, 2018	4,000	$110.09	4,000	4,367,000
Total	507,000	$107.62	507,000	4,367,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 86.5 million shares of the Company’s common stock (the “Program”). Of that total, 82.1 million shares have been repurchased cumulatively from 1996 through September 30, 2018. The Program does not have an expiration date.

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

3.a	Restated Articles of Incorporation of Polaris Industries Inc., effective April 28, 2017, incorporated by reference to Exhibit 3.b to the Company’s Current Report on Form 8-K filed May 2, 2017.

3.b	Bylaws of Polaris Industries, Inc., as amended and restated on February 27, 2018, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 27, 2018.

4.1
Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated July 2, 2018, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

4.f	Third Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment, effective as of July 31, 2018

10.1
Fourth Amended and Restated Credit Agreement, dated July 2, 2018 by and among Polaris Industries Inc., Polaris Sales Europe Sàrl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and MUFG Bank, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on October 24, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	October 24, 2018	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 24, 2018	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)