Form 10-Q
period 2019-03-31
POLARIS INDUSTRIES INC/MN
filed 2019-04-24
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 17, 2019, 61,070,643 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,439	$161,164
Trade receivables, net	206,812	197,082
Inventories, net	1,148,637	969,511
Prepaid expenses and other	106,512	121,472
Income taxes receivable	25,550	36,474
Total current assets	1,638,950	1,485,703
Property and equipment, net	868,128	843,122
Investment in finance affiliate	99,501	92,059
Deferred tax assets	88,489	87,474
Goodwill and other intangible assets, net	1,506,414	1,517,594
Operating lease assets	112,286	—
Other long-term assets	94,949	98,963
Total assets	$4,408,717	$4,124,915
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$66,512	$66,543
Accounts payable	436,938	346,294
Accrued expenses:
Compensation	92,107	167,857
Warranties	116,217	121,824
Sales promotions and incentives	181,881	167,621
Dealer holdback	112,705	125,003
Other	201,790	197,687
Current operating lease liabilities	34,814	—
Income taxes payable	5,144	4,545
Total current liabilities	1,248,108	1,197,374
Long-term income taxes payable	29,379	28,602
Finance lease obligations	15,926	16,140
Long-term debt	2,018,844	1,879,887
Deferred tax liabilities	5,847	6,490
Long-term operating lease liabilities	79,736	—
Other long-term liabilities	122,654	122,570
Total liabilities	$3,520,494	$3,251,063
Deferred compensation	$8,724	$6,837
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 61,051 and 60,890 shares issued and outstanding, respectively	$611	$609
Additional paid-in capital	820,788	807,986
Retained earnings	127,513	121,114
Accumulated other comprehensive loss, net	(69,710)	(62,973)
Total shareholders’ equity	879,202	866,736
Noncontrolling interest	297	279
Total equity	879,499	867,015
Total liabilities and equity	$4,408,717	$4,124,915
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2019	2018
Sales	$1,495,690	$1,297,473
Cost of sales	1,143,242	973,992
Gross profit	352,448	323,481
Operating expenses:
Selling and marketing	129,259	117,707
Research and development	67,120	65,230
General and administrative	92,938	78,693
Total operating expenses	289,317	261,630
Income from financial services	18,805	21,425
Operating income	81,936	83,276
Non-operating expense:
Interest expense	20,419	8,048
Equity in loss of other affiliates	606	21,511
Other income, net	(3,501)	(19,975)
Income before income taxes	64,412	73,692
Provision for income taxes	16,016	17,978
Net income	48,396	55,714
Net income attributable to noncontrolling interest	(18)	—
Net income attributable to Polaris Industries Inc.	$48,378	$55,714
Net income per share attributable to Polaris Industries Inc. common shareholders:
Basic	$0.79	$0.88
Diluted	$0.78	$0.85
Weighted average shares outstanding:
Basic	61,284	63,303
Diluted	62,027	65,219

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net income	$48,396	$55,714
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,662)	10,978
Unrealized gain (loss) on derivative instruments	(2,469)	4,529
Retirement plan and other activity	(606)	85
Comprehensive income	41,659	71,306
Comprehensive income attributable to noncontrolling interest	(18)	—
Comprehensive income attributable to Polaris Industries Inc.	$41,641	$71,306
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60,890	$609	$807,986	$121,114	$(62,973)	$279	$867,015
Employee stock compensation	214	2	12,089	—	—	—	12,091
Deferred compensation	—	—	(1,541)	(346)	—	—	(1,887)
Proceeds from stock issuances under employee plans	18	—	3,207	—	—	—	3,207
Cash dividends declared	—	—	—	(37,144)	—	—	(37,144)
Repurchase and retirement of common shares	(71)	—	(953)	(5,157)	—	—	(6,110)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	668	(668)	—	—
Net income	—	—	—	48,378	—	18	48,396
Other comprehensive loss	—	—	—	—	(6,069)	—	(6,069)
Balance, March 31, 2019	61,051	611	820,788	127,513	(69,710)	297	879,499

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2017	63,075	$631	$733,894	$242,763	$(45,629)	$—	$931,659
Employee stock compensation	(5)	—	12,032	—	—	—	12,032
Deferred compensation	—	—	(392)	812	—	—	420
Proceeds from stock issuances under employee plans	161	2	11,903	—	—	—	11,905
Cash dividends declared	—	—	—	(37,796)	—	—	(37,796)
Repurchase and retirement of common shares	(133)	(2)	(1,549)	(13,436)	—	—	(14,987)
Cumulative effect of adoption of accounting standards (ASU 2016-16)	—	—	—	(1,077)	—	—	(1,077)
Net income	—	—	—	55,714	—	—	55,714
Other comprehensive loss	—	—	—	—	15,592	—	15,592
Balance, March 31, 2018	63,098	631	755,888	246,980	(30,037)	—	973,462

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2019	2018
Operating Activities:
Net income	$48,396	$55,714
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	54,415	52,720
Noncash compensation	12,091	12,032
Noncash income from financial services	(7,655)	(7,003)
Deferred income taxes	(1,329)	113
Impairment charges	—	18,733
Other, net	606	(10,700)
Changes in operating assets and liabilities:
Trade receivables	(11,184)	15,587
Inventories	(180,021)	(135,850)
Accounts payable	91,182	48,138
Accrued expenses	(75,662)	(75,722)
Income taxes payable/receivable	12,324	14,747
Prepaid expenses and others, net	18,620	8,302
Net cash used for operating activities	(38,217)	(3,189)
Investing Activities:
Purchase of property and equipment	(70,254)	(55,558)
Investment in finance affiliate, net	213	256
Investment in other affiliates, net	—	11,183
Net cash used for investing activities	(70,041)	(44,119)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	1,010,220	694,401
Repayments under debt arrangements / finance lease obligations	(870,568)	(578,342)
Repurchase and retirement of common shares	(6,110)	(14,987)
Cash dividends to shareholders	(37,144)	(37,796)
Proceeds from stock issuances under employee plans	3,207	11,905
Net cash provided by financing activities	99,605	75,181
Impact of currency exchange rates on cash balances	(993)	1,856
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,646)	29,729
Cash, cash equivalents and restricted cash at beginning of period	193,126	161,618
Cash, cash equivalents and restricted cash at end of period	$183,480	$191,347

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$22,951	$7,626
Income taxes paid	$2,938	$1,807

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$151,439	$166,357
Other long-term assets	32,041	24,990
Total	$183,480	$191,347
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Industries Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Reclassifications. Certain reclassifications of previously reported balance sheet amounts have been made to conform to the current year presentation. The reclassifications had no impact on the consolidated statements of income, cash flows, or total assets, total liabilities, or total equity in the consolidated balance sheets, as previously reported.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,330	$48,330	$—	$—
Foreign exchange contracts, net	1,976	—	1,976	—
Total assets at fair value	$50,306	$48,330	$1,976	$—
Non-qualified deferred compensation liabilities	$(48,330)	$(48,330)	$—	$—
Interest rate contracts, net	(4,743)	—	(4,743)	—
Total liabilities at fair value	$(53,073)	$(48,330)	$(4,743)	$—

	Fair Value Measurements as of December 31, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,545	$48,545	$—	$—
Foreign exchange contracts, net	3,128	—	3,128	—
Total assets at fair value	$51,673	$48,545	$3,128	$—
Non-qualified deferred compensation liabilities	$(48,545)	$(48,545)	$—	$—
Interest rate contracts, net	(2,665)	—	(2,665)	—
Total liabilities at fair value	$(51,210)	$(48,545)	$(2,665)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At March 31, 2019 and December 31, 2018, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $2,164,529,000 and $2,013,684,000, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $2,101,282,000 and $1,962,570,000 as of March 31, 2019 and December 31, 2018, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and purchased components	$280,249	$233,258
Service parts, garments and accessories	355,042	342,593
Finished goods	565,601	442,003
Less: reserves	(52,255)	(48,343)
Inventories	$1,148,637	$969,511
Product warranties. Polaris provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and market conditions and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty reserve in any given period include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, snowfall and its impact on snowmobile usage, product recalls and any significant changes in sales volume.

The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$121,824	$123,840
Additions charged to expense	26,019	16,031
Warranty claims paid, net	(31,626)	(23,585)
Balance at end of period	$116,217	$116,286

New accounting pronouncements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) - Targeted Improvements (collectively, “the new lease standard” or “ASC 842”). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company adopted the standard as of January 1, 2019 using the alternative transition method provided under ASC 842, which allowed the Company to initially apply the new lease standard at the adoption date. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient permitted under the transition guidance within the new lease standard.
The Company made an accounting policy election to not record leases with an initial term of 12 months or less on the balance sheet. The Company also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease cost.
The new standard resulted in the recognition of additional net lease assets and lease liabilities of approximately $115,681,000 as of January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 10 for further information regarding the Company’s leases.
Derivatives and hedging. Effective January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
Non-employee share-based payments. Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
Intangibles-Goodwill and Other. Effective January 1, 2019, the Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.
Stranded Tax Effects. Effective January 1, 2019 the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). As a result of the adoption of ASU 2018-02, the Company recorded a $668,000 reclassification to decrease Accumulated Other Comprehensive Income and increase Retained Earnings.
Financial instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019, and is effective for the Company’s fiscal year beginning January 1, 2020. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	Three months ended March 31, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$700,862	$102,349	$84,669	—	$184,810	$1,072,690
PG&A	166,585	15,593	20,287	$220,535	—	423,000
Total revenue	$867,447	$117,942	$104,956	$220,535	$184,810	$1,495,690

Revenue by geography
United States	$708,870	$67,897	$51,683	$211,616	$180,860	$1,220,926
Canada	51,631	6,021	1,053	8,919	3,950	71,574
EMEA	78,726	30,716	51,403	—	—	160,845
APLA	28,220	13,308	817	—	—	42,345
Total revenue	$867,447	$117,942	$104,956	$220,535	$184,810	$1,495,690

	Three months ended March 31, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$683,504	$114,108	$92,012	—	$—	$889,624
PG&A	149,060	17,449	21,315	$220,025	—	407,849
Total revenue	$832,564	$131,557	$113,327	$220,025	$—	$1,297,473

Revenue by geography
United States	$662,595	$83,897	$50,053	$210,994	$—	$1,007,539
Canada	57,755	6,940	5,369	9,031	—	79,095
EMEA	78,929	26,671	56,921	—	—	162,521
APLA	33,285	14,049	984	—	—	48,318
Total revenue	$832,564	$131,557	$113,327	$220,025	$—	$1,297,473
Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied which generally occurs with the transfer of control of the wholegood vehicles, boats, parts, garments or accessories, and upon completion of the service or over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract, for services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions continue to be recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.

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
Aftermarket segment
The Company’s Aftermarket products are sold through dealer, distributor, retail, and e-commerce channels. The Company transfers control and recognizes a sale when products are shipped or delivered to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its customers and their customers. When the Company gives its customers the right to return eligible parts and accessories, it estimates the expected returns based on an analysis of historical experience. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
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

The Company expects to recognize approximately $27,219,000 of the unearned amount over the next 12 months and $36,281,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$59,915	$45,760
New contracts sold	9,889	8,324
Less: reductions for revenue recognized	(6,304)	(4,739)
Balance at end of period (1)	$63,500	$49,345
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $27,219,000 and $20,510,000 at March 31, 2019 and 2018, respectively, while the amount recorded in other long-term liabilities totaled $36,281,000 and $28,835,000 at March 31, 2019 and 2018, respectively.

Note 3. Acquisitions
2019 Acquisitions.
The Company did not complete any acquisitions in the first quarter of 2019.
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
The consolidated statements of income for the three months ended March 31, 2019 include $184,810,000 of net sales and $36,164,000 of gross profit related to Boat Holdings.
The following table summarizes the preliminary fair values assigned to the Boat Holdings net assets acquired and the determination of net assets (in thousands):

Cash and cash equivalents	$16,534
Trade receivables	17,528
Inventory	39,758
Other current assets	4,487
Property, plant and equipment	35,299
Customer relationships	341,080
Trademarks / trade names	210,680
Non-compete agreements	2,630
Goodwill	212,232
Accounts payable	(30,064)
Other liabilities assumed	(26,972)
Total fair value of net assets acquired	823,192
Less cash acquired	(16,534)
Total consideration for acquisition, less cash acquired	$806,658

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
The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2018 acquisition of Boat Holdings had occurred at the beginning of fiscal 2018 (in thousands, except per share data).

	Three months ended March 31,
	2019	2018
Sales	$1,495,690	$1,462,115
Net income	49,180	61,890

Basic earnings per share	$0.80	$0.98
Diluted earnings per common share	$0.79	$0.95

The results for the quarter ended March 31, 2019 have been adjusted to exclude the impact of approximately $1,053,000 of transaction related costs (pre-tax) incurred by the Company that are directly attributable to the transaction.
The results for the quarter ended March 31, 2018 have been adjusted to include the pro forma impact of amortization of intangible assets and the depreciation of property, plant, and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; and the pro forma tax effect of both income before taxes and the pro forma adjustments. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.
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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended March 31,
	2019	2018
Option awards	$1,312	$3,057
Other share-based awards	9,618	5,889
Total share-based compensation before tax	10,930	8,946
Tax benefit	2,601	2,129
Total share-based compensation expense included in net income	$8,329	$6,817
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2019, there was $138,467,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.92 years. Included in unrecognized share-based compensation expense is approximately $43,469,000 related to stock options and $94,998,000 for restricted stock.

Note 5. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at March 31, 2019	Maturity	March 31, 2019	December 31, 2018
Revolving loan facility	3.16%	July 2023	$342,640	$187,631
Term loan facility	3.75%	July 2023	1,135,000	1,150,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Senior notes—fixed rate	4.23%	July 2028	350,000	350,000
Finance lease obligations	5.08%	Various through 2029	17,219	17,587
Notes payable and other	4.24%	Various through 2030	86,399	87,608
Debt issuance costs			(4,976)	(5,256)
Total debt, finance lease obligations, and notes payable			$2,101,282	$1,962,570
Less: current maturities			66,512	66,543
Total long-term debt, finance lease obligations, and notes payable			$2,034,770	$1,896,027
In July 2018, Polaris amended its unsecured revolving loan facility to increase the facility to $700,000,000 and increase its term loan facility to $1,180,000,000, of which $1,135,000,000 is outstanding as of March 31, 2019. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Under the facility, the Company is required to make principal payments totaling $59,000,000 over the next 12 months, which are classified as current maturities in the consolidated balance sheets.
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
The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants at March 31, 2019.
The debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
A property lease agreement for a manufacturing facility which Polaris began occupying in Opole, Poland commenced in February 2014. The Poland property lease is accounted for as a finance lease. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76,733,000, all of which is outstanding as of March 31, 2019. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $9,666,000 is outstanding as of March 31, 2019. The outstanding balance is included in Notes payable and other. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Goodwill	$646,453	$647,077
Other intangible assets, net	859,961	870,517
Total goodwill and other intangible assets, net	$1,506,414	$1,517,594
Additions to goodwill and other intangible assets in 2018 relate to the acquisition of Boat Holdings in July 2018. The aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Boat Holding’s financial results are included in the Company’s consolidated results from the date of acquisition. As of March 31, 2019, the purchase price allocation remains preliminary. The pro forma financial results and the preliminary purchase price allocation are included in Note 3. There were no material additions to goodwill and other intangible assets for the three months ended March 31, 2019.
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows (in thousands):

Three months ended March 31, 2019
Goodwill, beginning of period	$647,077
Goodwill adjustments related to businesses acquired	490
Currency translation effect on foreign goodwill balances	(1,114)
Goodwill, end of period	$646,453
The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	March 31, 2019	December 31, 2018
Non-amortizable—indefinite lived:
Brand/trade names		$442,051	$442,299
Amortizable:
Non-compete agreements	4	2,630	2,630
Dealer/customer related	5-20	505,183	506,401
Developed technology	5-7	13,279	13,323
Total amortizable		521,092	522,354
Less: Accumulated amortization		(103,182)	(94,136)
Net amortized other intangible assets		417,910	428,218
Total other intangible assets, net		$859,961	$870,517
Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $10,247,000 and $6,126,000, respectively. Estimated amortization expense for the remainder of 2019 through 2024 is as follows: 2019 (remainder), $30,630,000; 2020, $35,820,000; 2021, $33,050,000; 2022, $28,070,000; 2023, $25,540,000; 2024, $25,010,000; and after 2024, $239,790,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 7. Shareholders’ Equity
During the three months ended March 31, 2019, Polaris paid $6,110,000 to repurchase approximately 71,000 shares of its common stock. As of March 31, 2019, the Board of Directors has authorized the Company to repurchase up to an additional 3,180,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.61 per share on March 15, 2019 to holders of record at the close of business on March 1, 2019.

Cash dividends declared and paid per common share for the three months ended March 31, 2019 and 2018, were as follows:

	Three months ended March 31,
	2019	2018
Cash dividends declared and paid per common share	$0.61	$0.60
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

	Three months ended March 31,
	2019	2018
Weighted average number of common shares outstanding	60,961	63,050
Director Plan and deferred stock units	193	166
ESOP	130	87
Common shares outstanding—basic	61,284	63,303
Dilutive effect of Omnibus Plan	743	1,916
Common and potential common shares outstanding—diluted	62,027	65,219
During the three months ended March 31, 2019, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 4,416,000 compared to 1,540,000 for the same period in 2018.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(60,504)	$423	$(2,892)	$(62,973)
Reclassification to the statement of income	—	(1,228)	62	(1,166)
Reclassification to retained earnings	—	—	(668)	(668)
Change in fair value	(3,662)	(1,241)	—	(4,903)
Balance as of March 31, 2019	$(64,166)	$(2,046)	$(3,498)	$(69,710)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2019 and 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended March 31,
		2019	2018
Foreign currency contracts	Other expense, net	$1,204	$157
Foreign currency contracts	Cost of sales	55	(32)
Interest rate contracts	Interest expense	(31)	—
Retirement plan activity	Operating expenses	(62)	(85)
Total		$1,166	$40
The net amount of the existing gains or losses at March 31, 2019 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 12 for further information regarding derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $99,501,000 at March 31, 2019 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2019, the outstanding amount of net receivables financed for dealers under this arrangement was $1,272,244,000, which included $595,188,000 in the Polaris Acceptance portfolio and $677,056,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2019, the potential 15 percent aggregate repurchase obligation is approximately $180,557,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At March 31, 2019, the potential aggregate repurchase obligation was approximately $270,400,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 9. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. The Company had $5,527,000 and $6,133,000 of such investments as of March 31, 2019, and December 31, 2018, respectively, and are recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
During 2018, the Company had an investment in Eicher-Polaris Private Limited (EPPL), a joint venture established in 2012 with Eicher Motors Limited (“Eicher”) intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. However, during the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the expected closure, the Company recognized $19,630,000 of costs, including impairment, associated with the wind-down of EPPL for the three months ended March 31, 2018. The investment was fully impaired as of March 31, 2019 and December 31, 2018.
Polaris will impair or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing Level 3 fair value inputs.

In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. During the first quarter of 2018, Polaris received additional distributions from Brammo and recognized a gain of $13,478,000, which is included in Other income on the consolidated statements of income.

Note 10. Leases
The Company leases certain manufacturing facilities, retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain lease agreements include rental payments that are variable based on usage or are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Information on the Company’s leases is summarized as follows (in thousands):

	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$112,286
Finance lease assets	Property and equipment, net (1)	13,689
Total leased assets		$125,975
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$34,814
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1,293
Long-term
Operating lease liabilities	Long-term operating lease liabilities	79,736
Finance lease liabilities	Finance lease obligations	15,926
Total lease liabilities		$131,769
(1) Finance lease assets are recorded net of accumulated amortization of $6,581 as of March 31, 2019.

Lease Cost	Classification	Three months ended March 31, 2019
Operating lease cost (1)	Operating expenses and cost of sales	$10,088
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	369
Interest on lease liabilities	Interest expense	227
Sublease income	Other (income) expense, net	(578)
Total lease cost		$10,106
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases	Total
2019 (remainder)	$29,174	$1,591	$30,765
2020	31,363	2,124	33,487
2021	22,422	2,113	24,535
2022	15,379	2,076	17,455
2023	11,009	2,076	13,085
Thereafter	13,952	11,959	25,911
Total lease payments	$123,299	$21,939	$145,238
Less: interest	8,749	4,720
Present value of lease payments	$114,550	$17,219

(1) Operating lease payments include $4,211,000 related to options to extend lease terms that are reasonably certain of being exercised.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.43
Finance leases	10.12
Weighted-average discount rate
Operating leases	3.37%
Finance leases	5.08%

Other Information	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,169
Operating cash flows from finance leases	147
Financing cash flows from finance leases	371
Leased assets obtained in exchange for new operating lease liabilities	4,042

Note 11. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for catastrophic product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis tools, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2019, the Company had an accrual of $55,036,000 for the probable payment of pending claims related to continuing product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Litigation. Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, product liability claims, and putative class action lawsuits. As of March 31, 2019, the Company is party to two putative class actions pending against Polaris in the United States, alleging that certain Polaris products caused personal injury, economic losses, and other damages resulting from unresolved fire hazards and excessive heat hazards. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.
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
At March 31, 2019 and December 31, 2018, the Company had the following open foreign currency contracts (in thousands):

	March 31, 2019		December 31, 2018
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain
Australian Dollar	$8,729	$57	$—	$—
Canadian Dollar	100,035	1,062	55,133	2,564
Mexican Peso	11,570	857	19,222	564
Total	$120,334	$1,976	$74,355	$3,128
These contracts, with maturities through March 2020, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
During 2018, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At March 31, 2019 and December 31, 2018, the Company had the following open interest rate swap contracts (in thousands):

		March 31, 2019		December 31, 2018
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25,000	$235	$25,000	$397
September 28, 2018	September 30, 2019	250,000	(221)	250,000	(163)
September 30, 2019	September 30, 2023	150,000	(4,757)	150,000	(2,899)
Total		$425,000	$(4,743)	$425,000	$(2,665)
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

The table below summarizes the carrying values of derivative instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	Carrying Values of Derivative Instruments as of March 31, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1,976	$—	$1,976
Interest rate contracts	—	(4,743)	(4,743)
Total derivatives designated as hedging instruments	$1,976	$(4,743)	$(2,767)

	Carrying Values of Derivative Instruments as of December 31, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$3,128	$—	$3,128
Interest rate contracts	—	(2,665)	(2,665)
Total derivatives designated as hedging instruments	$3,128	$(2,665)	$463
Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were $(2,469,000) and $4,529,000, respectively.
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2019.

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
Through June 30, 2018, the Company reported under four segments for segment reporting. However, during the third quarter ended September 30, 2018, as a result of the Boat Holdings acquisition, the Company established a new reporting segment, Boats.
The ORV/Snowmobiles segment includes the aggregated results of the Company’s ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets, Aftermarket, and Boats segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to individual segments, which include incentive-based compensation and other unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data (in thousands):

	Three months ended March 31,
	2019	2018
Sales
ORV/Snowmobiles	$867,447	$832,564
Motorcycles	117,942	131,557
Global Adjacent Markets	104,956	113,327
Aftermarket	220,535	220,025
Boats	184,810	—
Total sales	$1,495,690	$1,297,473
Gross profit
ORV/Snowmobiles	$252,235	$243,561
Motorcycles	6,962	16,568
Global Adjacent Markets	29,829	31,258
Aftermarket	56,475	58,452
Boats	36,164	—
Corporate	(29,217)	(26,358)
Total gross profit	$352,448	$323,481

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three month period ended March 31, 2019 compared to the three month period ended March 31, 2018. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $48.4 million, or $0.78 per diluted share, compared to 2018 first quarter net income of $55.7 million, or $0.85 per diluted share. First quarter sales totaled $1,495.7 million, an increase of 15 percent from last year’s first quarter sales of $1,297.5 million. The sales increase was driven primarily by the acquisition of Boat Holdings in the third quarter of 2018. Our unit retail sales to consumers in North America decreased three percent in the first quarter of 2019. Our first quarter sales to North American customers increased 19 percent, driven by Boats. Our sales to customers outside of North America decreased four percent, primarily driven by foreign exchange movements, partially offset by strong Indian and PG&A sales.
Our gross profit of $352.4 million increased nine percent from $323.5 million in the comparable prior year first quarter. The increase in gross profit dollars during the quarter was primarily driven by sales related to the Boats acquisition. The decrease in gross profit margin was driven by tariff costs and the addition of Boats, which has lower gross profit margins, partially offset by higher selling prices. Our liquidity remained adequate with $151.4 million of cash on hand and $357.3 million of availability on the revolving loan facility at March 31, 2019.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2019 to the first quarter of 2018.
Sales:
Quarter sales were $1,495.7 million, a 15 percent increase from $1,297.5 million of quarter sales in the prior year. The consolidated statement of income for the three months ended March 31, 2019 includes $184.8 million of sales related to Boat Holdings. The following table is an analysis of the percentage change in total Company sales:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2019
Volume	(4)%
Product mix and price	6
Acquisitions	14
Currency	(1)
15%
The volume decrease of four percent is primarily driven by decreased ORV and motorcycle shipments. Product mix and price contributed a six percent increase primarily due to higher average selling prices for ORVs. Acquisitions contributed 14 percent, primarily due to the Boat Holdings acquisition in July 2018.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
ORV/Snowmobiles	$867.5	58%	$832.6	64%	4%
Motorcycles	117.9	8%	131.6	10%	(10)%
Global Adjacent Markets	105.0	7%	113.3	9%	(7)%
Aftermarket	220.5	15%	220.0	17%	—%
Boats	184.8	12%	—	—%
Total sales	$1,495.7	100%	$1,297.5	100%	15%
ORV/Snowmobiles
ORVs: ORV sales, inclusive of PG&A sales, of $827.4 million in the first quarter of 2019 increased four percent compared to $794.6 million in 2018. This increase was driven by higher side-by-side sales, partially offset by lower ATV sales. Polaris North American ORV unit retail sales to consumers decreased mid-single digits percent for the first quarter of 2019 with side-by-side vehicles down low-single digits percent and ATV vehicles down low-double digits percent compared to the comparable prior year period. The Company estimates that North American industry ORV retail sales were down low-single digits percent from the first quarter of 2018. Polaris’ North American dealer unit inventory was up mid-single digits percent compared to the first quarter of 2018. For the first quarter of 2019, the average ORV per unit sales price increased low-double digits percent compared to the first quarter of 2018’s per unit sales price, driven by favorable mix and price increases.
Snowmobiles: Snowmobile sales, inclusive of PG&A sales, increased six percent to $40.1 million for the first quarter of 2019, compared to $38.0 million for the comparable prior year period, primarily due to higher PG&A sales, partially offset by lower wholegood shipments due to timing. Polaris North American unit retail sales to consumers were up high-single digits percent during the first quarter of 2019 and up approximately 20 percent for the twelve month snowmobile season ending March 2019. The Company estimates that North American industry snowmobile retail sales were up low-double digits percent during the first quarter of 2019 and up low-single digits percent for the snowmobile season ending March 2019. Polaris gained significant market share for the snowmobile season.
Motorcycles
Motorcycle sales, inclusive of PG&A sales, decreased 10 percent to $117.9 million for the first quarter of 2019, compared to $131.6 million for the comparable prior year period due to lower Slingshot sales, and to less of an extent, Indian Motorcycle sales, partly due to an ongoing challenging motorcycle market. Polaris North American unit retail sales to consumers decreased high-single digits percent during the first quarter of 2019. Indian Motorcycle retail sales decreased mid-single digits percent during the quarter. Slingshot’s retail sales decreased low-double digits percent during the quarter. The Company estimates North American industry retail sales, 900cc and above (including Slingshot), decreased mid-single digits percent in 2019. Polaris’ North American dealer unit inventory was down mid-single digits percent compared to the first quarter of 2018. The quarter average per unit sales price decreased one percent.

Global Adjacent Markets
Global Adjacent Markets sales, inclusive of PG&A sales, decreased seven percent to $105.0 million for the first quarter of 2019, compared to $113.3 million for the comparable prior year period, primarily due to decreased sales in our Aixam, Goupil and defense businesses.
Aftermarket
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, of $220.5 million for the first quarter of 2019 were approximately flat compared to the comparable prior year period, due to increased sales in the other aftermarket brands, mostly offset by a two percent decrease in TAP’s sales. TAP sales in the quarter were down as a result of lower wholesale sales and e-commerce demand.
Boats
Boat sales were $184.8 million in the quarter.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
United States	$1,220.9	82%	$1,007.6	78%	21%
Canada	71.6	5%	79.1	6%	(9)%
Other foreign countries	203.2	13%	210.8	16%	(4)%
Total sales	$1,495.7	100%	$1,297.5	100%	15%

United States: Sales in the United States for the first quarter of 2019 increased 21 percent compared to 2018, primarily due to the addition of Boat Holdings.
Canada: Sales in Canada for the first quarter of 2019 decreased nine percent compared to 2018, primarily due to unfavorable currency rate movements.
Other foreign countries: Sales in other foreign countries, primarily Europe, decreased four percent compared to 2018. Currency rate movements had an unfavorable impact of seven percent on quarter sales, which was partially offset by strong Indian Motorcycle and PG&A sales.
Cost of Sales:

	Three months ended March 31,
($ in millions)	2019	Percent of Total Cost of Sales	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018
Purchased materials and services	$979.2	86%	$844.4	87%	16%
Labor and benefits	101.8	9%	81.8	8%	24%
Depreciation and amortization	36.2	3%	31.7	3%	14%
Warranty costs	26.0	2%	16.0	2%	62%
Total cost of sales	$1,143.2	100%	$973.9	100%	17%
Percentage of sales	76.4%		75.1%	+137 basis points
Cost of sales increased during the quarter due to the addition of Boats, which contributed $148.6 million in cost of sales, and tariff costs.

 Gross Profit:

	Three months ended March 31,
($ in millions)	2019	Percent of Sales	2018	Percent of Sales	Change 2019 vs. 2018
ORV/Snowmobiles	$252.2	29.1%	$243.6	29.3%	4%
Motorcycles	6.9	5.9%	16.6	12.6%	(58)%
Global Adjacent Markets	29.8	28.4%	31.3	27.6%	(5)%
Aftermarket	56.5	25.6%	58.4	26.6%	(3)%
Boats	36.2	19.6%	—	—%
Corporate	(29.2)		(26.4)
Total gross profit dollars	$352.4		$323.5		9%
Percentage of sales	23.6%		24.9%	-137 basis points
Consolidated. Consolidated gross profit, as a percentage of sales, decreased in the first quarter of 2019 primarily due to tariff costs and the addition of Boat Holdings, which has lower gross profit margins. We expect additional tariff costs to continue throughout the remainder of 2019 and adversely affect our gross profit.
ORV/Snowmobiles. Gross profit, as a percentage of sales, decreased slightly for the quarter, primarily due to higher tariff costs, partially offset by higher average selling prices and favorable product mix.
Motorcycles. Gross profit, as a percentage of sales, decreased for the quarter, primarily due to lower sales volumes and tariff costs.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter, primarily due to favorable mix.
Aftermarket. Gross profit, as a percentage of sales, decreased for the quarter, primarily due to unfavorable mix.
Boats. Segment gross profit, which relates to the Boat Holdings acquisition which closed on July 2, 2018, was $36.2 million in the quarter.
Operating Expenses:

	Three months ended March 31,
($ in millions)	2019	2018	Change 2019 vs. 2018
Selling and marketing	$129.3	$117.7	10%
Research and development	67.1	65.2	3%
General and administrative	92.9	78.7	18%
Total operating expenses	$289.3	$261.6	11%
Percentage of sales	19.3%	20.2%	-82 basis points
Operating expenses, in absolute dollars, for the quarter increased primarily due to the Boat Holdings acquisition completed during the third quarter of 2018 and investments in strategic projects. Operating expenses, as a percentage of sales, decreased primarily due to the addition of Boat Holdings which inherently has a lower operating expense to sales ratio.
Income from Financial Services:

	Three months ended March 31,
($ in millions)	2019	2018	Change 2019 vs. 2018
Income from financial services	$18.8	$21.4	(12)%
Percentage of sales	1.3%	1.7%	-39 basis points
The decrease for the quarter in income from financial services is due to lower retail sales. Further discussion can be found in the “Liquidity and Capital Resources” section below.

Remainder of the Statement of Income:

	Three months ended March 31,
($ in millions, except per share data)	2019	2018	Change 2019 vs. 2018
Interest expense	$20.4	$8.0	155%
Equity in loss of other affiliates	$0.6	$21.5	(97)%
Other income, net	$(3.5)	$(20.0)	(82)%

Income before taxes	$64.4	$73.7	(13)%
Provision for income taxes	$16.0	$18.0	(11)%
Effective income tax rate	24.9%	24.4%	+47 basis pts

Net income attributable to Polaris Industries Inc.	$48.4	$55.7	(13)%
Diluted net income per share attributable to Polaris Industries Inc. common shareholders:	$0.78	$0.85	(8)%
Weighted average diluted shares outstanding	62.0	65.2	(5)%
Interest expense: Interest expense increased primarily due to increased debt levels to finance the Boat Holdings acquisition and higher interest rates on our variable interest rate debt.
Equity in loss of other affiliates: Equity in loss of other affiliates decreased in the quarter due to an impairment of our investment in the Eicher-Polaris Private Limited joint venture in the first quarter of 2018.
Other income, net: Other income primarily includes foreign currency exchange rate movements and the corresponding effects on foreign currency transactions related to the Company’s foreign subsidiaries. In the first quarter of 2018, in addition to the impact of foreign currency exchange rate movements, the Company reported a $13.5 million gain on the sale of the Company's investment in Brammo Inc.
Provision for income taxes: The increase in the effective income tax rates from the prior year period is primarily due to an increase in state taxes as well as a slight decrease in R&D credits.
Weighted average shares outstanding: Over the time period within and between the comparable periods, weighted average shares outstanding decreased by five percent in the quarter due to share repurchases made in 2018.
Cash Dividends:
We paid a regular cash dividend of $0.61 per share on March 15, 2019 to holders of record at the close of business on March 1, 2019.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2019	2018	Change
Total cash provided by (used for):
Operating activities	$(38.2)	$(3.2)	$(35.0)
Investing activities	(70.0)	(44.1)	(25.9)
Financing activities	99.6	75.2	24.4
Impact of currency exchange rates on cash balances	(1.0)	1.9	(2.9)
Increase in cash, cash equivalents and restricted cash	$(9.6)	$29.8	$(39.4)
Operating activities: Net cash used for operating activities was $38.2 million for the three months ended March 31, 2019, compared to $3.2 million for the same period in 2018. The increase in net cash used for operating activities for the 2019 period was primarily the result of higher factory inventory due to the timing of shipments, preparation for new product launches and additional costs related to tariffs.
Investing activities: The primary use of cash was for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing facilities and for product development.
Financing activities: Cash provided by financing activities changed primarily due to increased net borrowings under debt arrangements, finance lease obligations and notes payable, which were $139.7 million and $116.1 million for the three months ended March 31, 2019 and 2018, respectively. Common stock repurchases were $6.1 million and $15.0 million for the three months ended March 31, 2019 and 2018, respectively, and proceeds from the issuance of stock under employee plans were $3.2 million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively. Additionally, we paid cash dividends of $37.1 million and $37.8 million for the three months ended March 31, 2019 and 2018, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to an unsecured $700.0 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $1,180.0 million term loan facility, of which $1,135.0 million is outstanding as of March 31, 2019.
We enter into leasing arrangements to finance the use of certain property and equipment.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76,733,000, all of which is outstanding as of March 31, 2019. The outstanding balance is included in current and long-term debt.
We have a mortgage note payable agreement for land, on which we built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $9.7 million is outstanding as of March 31, 2019. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note. We have met the required commitments to date and expect to comply with the commitments in the future.

Debt, finance lease obligations, notes payable, and the average related interest rates at March 31, 2019 were as follows:

($ in millions)	Average interest rate at March 31, 2019	Maturity	March 31, 2019
Revolving loan facility	3.16%	July 2023	$342.6
Term loan facility	3.75%	July 2023	1,135.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.08%	Various through 2029	17.2
Notes payable and other	4.24%	Various through 2030	86.4
Debt issuance costs			(4.9)
Total debt, finance lease obligations, and notes payable			$2,101.3
Less: current maturities			66.5
Long-term debt, finance lease obligations, and notes payable			$2,034.8
Our debt to total capital ratio was 71 percent at March 31, 2019. Additionally, at March 31, 2019, we had letters of credit outstanding of $12.6 million, primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 87.3 million shares have been repurchased cumulatively from 1996 through March 31, 2019. We repurchased approximately 0.1 million shares of our common stock for $6.1 million during the first three months of 2019, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 3.2 million shares of our common stock as of March 31, 2019. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Other Financial Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance Corporation (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of our U.S. sales of snowmobiles, ORVs, motorcycles, and related PG&A, whereby we receive payment within a few days of shipment of the product. The partnership agreement is effective through February 2022.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At March 31, 2019, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,272.2 million, a six percent increase from $1,203.6 million at March 31, 2018.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2019 was $99.5 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At March 31, 2019, the potential aggregate repurchase obligation was approximately $270.4 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2019, the agreements in place were as follows:

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
Other currencies: We operate in various countries, principally in Europe and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries. We purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros and other foreign currencies. The relationship of the U.S. dollar to these other currencies impacts sales, cost of sales and net income.
At March 31, 2019, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$8,729	$0.71 to 1 AUD
Canadian Dollar	Long	100,035	$0.76 to 1 CAD
Mexican Peso	Short	11,570	21.39 Peso to $1
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. This includes the effects of new or modified tariffs or penalties on raw materials, commodities, and products manufactured outside of the United States. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At March 31, 2019, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have a negative impact on our gross profit margins for 2019 when compared to 2018.

We are a party to a credit agreement with various lenders consisting of a $700.0 million revolving loan facility and a $1,180.0 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At March 31, 2019, we had an outstanding balance of $342.6 million on the revolving loan facility, and an outstanding balance of $1,135.0 million on the term loan facility.
The Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, the Company will pay interest based upon a fixed rate and receive variable rate interest payments based on the one-month LIBOR.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross profit margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs and other changes to international trade policies; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for the implementation of certain information technology system and process enhancements over significant processes specific to the internal control environment at Polaris Boats (formally Boat Holdings, LLC), which was acquired on July 2, 2018.

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
Shareholder derivative lawsuit. On January 22, 2019, a shareholder of the Company filed a purported derivative complaint in the Hennepin County District Court for the State of Minnesota naming ten current officers and directors of the Company as defendants. The complaint alleges that defendants made materially false or misleading public statements about the Company’s business, operations, forecasts, and compliance policies relating to certain of its Off-Road Vehicle products and product recalls. The complaint also alleges that several of the officer defendants benefited from improper insider sales of Polaris stock. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, and other related claims. For relief, the complaint seeks damages in an unspecified amount, corporate governance changes, disgorgement and restitution of benefits and compensation paid, and an award of attorneys’ fees and expenses. The Company has filed a motion to dismiss in this matter.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2018 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such reports, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2019	26,000	$83.87	26,000	3,225,000
February 1 — 28, 2019	32,000	$87.56	32,000	3,193,000
March 1 — 31, 2019	13,000	$84.94	13,000	3,180,000
Total	71,000	$85.73	71,000	3,180,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 90.5 million shares of the Company’s common stock (the “Program”). Of that total, 87.3 million shares have been repurchased cumulatively from 1996 through March 31, 2019. The Program does not have an expiration date.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on April 24, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	April 24, 2019	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2019	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)