Form 10-Q
period 2019-06-30
POLARIS INDUSTRIES INC/MN
filed 2019-07-23
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-11411

POLARIS INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Minnesota					41-1790959
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Highway 55,	Medina	MN			55340
(Address of principal executive offices)					(Zip Code)
			763	542-0500
(Registrant’s telephone number, including area code)
Not applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	PII	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of July 16, 2019, 61,122,877 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,081	$161,164
Trade receivables, net	224,501	197,082
Inventories, net	1,130,264	969,511
Prepaid expenses and other	112,921	121,472
Income taxes receivable	7,037	36,474
Total current assets	1,570,804	1,485,703
Property and equipment, net	889,825	843,122
Investment in finance affiliate	97,303	92,059
Deferred tax assets	92,641	87,474
Goodwill and other intangible assets, net	1,508,722	1,517,594
Operating lease assets	108,013	—
Other long-term assets	96,904	98,963
Total assets	$4,364,212	$4,124,915
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$66,505	$66,543
Accounts payable	418,850	346,294
Accrued expenses:
Compensation	140,205	167,857
Warranties	132,758	121,824
Sales promotions and incentives	182,089	167,621
Dealer holdback	138,726	125,003
Other	212,067	197,687
Current operating lease liabilities	35,084	—
Income taxes payable	6,094	4,545
Total current liabilities	1,332,378	1,197,374
Long-term income taxes payable	28,380	28,602
Finance lease obligations	15,780	16,140
Long-term debt	1,815,783	1,879,887
Deferred tax liabilities	5,357	6,490
Long-term operating lease liabilities	75,479	—
Other long-term liabilities	128,360	122,570
Total liabilities	$3,401,517	$3,251,063
Deferred compensation	$10,607	$6,837
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160,000 shares authorized, 61,119 and 60,890 shares issued and outstanding, respectively	$611	$609
Additional paid-in capital	844,578	807,986
Retained earnings	177,540	121,114
Accumulated other comprehensive loss, net	(70,820)	(62,973)
Total shareholders’ equity	951,909	866,736
Noncontrolling interest	179	279
Total equity	952,088	867,015
Total liabilities and equity	$4,364,212	$4,124,915
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$1,779,315	$1,502,532	$3,275,005	$2,800,005
Cost of sales	1,342,867	1,117,356	2,486,109	2,091,348
Gross profit	436,448	385,176	788,896	708,657
Operating expenses:
Selling and marketing	140,603	122,859	269,862	240,566
Research and development	76,379	68,330	143,499	133,560
General and administrative	104,090	92,874	197,028	171,567
Total operating expenses	321,072	284,063	610,389	545,693
Income from financial services	19,746	21,344	38,551	42,769
Operating income	135,122	122,457	217,058	205,733
Non-operating expense:
Interest expense	20,620	9,216	41,039	17,264
Equity in loss of other affiliates	455	3,954	1,061	25,465
Other income, net	(271)	(3,561)	(3,772)	(23,536)
Income before income taxes	114,318	112,848	178,730	186,540
Provision for income taxes	26,173	20,308	42,189	38,286
Net income	88,145	92,540	136,541	148,254
Net loss attributable to noncontrolling interest	118	—	100	—
Net income attributable to Polaris Industries Inc.	$88,263	$92,540	$136,641	$148,254
Net income per share attributable to Polaris Industries Inc. common shareholders:
Basic	$1.44	$1.46	$2.23	$2.34
Diluted	$1.42	$1.43	$2.20	$2.28
Weighted average shares outstanding:
Basic	61,419	63,172	61,352	63,238
Diluted	62,164	64,886	62,096	65,052

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$88,145	$92,540	$136,541	$148,254
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,858	(24,881)	(804)	(13,903)
Unrealized gain (loss) on derivative instruments	(4,030)	580	(6,499)	5,109
Retirement plan and other activity	62	45	(544)	130
Comprehensive income	87,035	68,284	128,694	139,590
Comprehensive loss attributable to noncontrolling interest	118	—	100	—
Comprehensive income attributable to Polaris Industries Inc.	$87,153	$68,284	$128,794	$139,590
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60,890	$609	$807,986	$121,114	$(62,973)	$279	$867,015
Employee stock compensation	214	2	12,089	—	—	—	12,091
Deferred compensation	—	—	(1,541)	(346)	—	—	(1,887)
Proceeds from stock issuances under employee plans	18	—	3,207	—	—	—	3,207
Cash dividends declared	—	—	—	(37,144)	—	—	(37,144)
Repurchase and retirement of common shares	(71)	—	(953)	(5,157)	—	—	(6,110)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	668	(668)	—	—
Net income	—	—	—	48,378	—	18	48,396
Other comprehensive loss	—	—	—	—	(6,069)	—	(6,069)
Balance, March 31, 2019	61,051	611	820,788	127,513	(69,710)	297	879,499
Employee stock compensation	14	—	22,142	—	—	—	22,142
Deferred compensation	—	—	(1,303)	(578)	—	—	(1,881)
Proceeds from stock issuances under employee plans	59	—	3,006	—	—	—	3,006
Cash dividends declared	—	—	—	(37,286)	—	—	(37,286)
Repurchase and retirement of common shares	(5)	—	(55)	(372)	—	—	(427)
Net income (loss)	—	—	—	88,263	—	(118)	88,145
Other comprehensive loss	—	—	—	—	(1,110)	—	(1,110)
Balance, June 30, 2019	61,119	$611	$844,578	$177,540	$(70,820)	$179	$952,088

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2017	63,075	$631	$733,894	$242,763	$(45,629)	$—	$931,659
Employee stock compensation	(5)	—	12,032	—	—	—	12,032
Deferred compensation	—	—	(392)	812	—	—	420
Proceeds from stock issuances under employee plans	161	2	11,903	—	—	—	11,905
Cash dividends declared	—	—	—	(37,796)	—	—	(37,796)
Repurchase and retirement of common shares	(133)	(2)	(1,549)	(13,436)	—	—	(14,987)
Cumulative effect of adoption of accounting standards (ASU 2016-16)	—	—	—	(1,077)	—	—	(1,077)
Net income	—	—	—	55,714	—	—	55,714
Other comprehensive loss	—	—	—	—	15,592	—	15,592
Balance, March 31, 2018	63,098	631	755,888	246,980	(30,037)	—	973,462
Employee stock compensation	12	—	20,969	—	—	—	20,969
Deferred compensation	—	—	(617)	(853)	—	—	(1,470)
Proceeds from stock issuances under employee plans	533	5	31,538	—	—	—	31,543
Cash dividends declared	—	—	—	(37,898)	—	—	(37,898)
Repurchase and retirement of common shares	(1,429)	(14)	(16,630)	(160,736)	—	—	(177,380)
Net income	—	—	—	92,540	—	—	92,540
Other comprehensive loss	—	—	—	—	(24,256)	—	(24,256)
Balance June 30, 2018	62,214	$622	$791,148	$140,033	$(54,293)	$—	$877,510

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net income	$136,541	$148,254
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	111,946	98,584
Noncash compensation	34,233	33,001
Noncash income from financial services	(15,465)	(14,626)
Deferred income taxes	(5,903)	(1,704)
Impairment charges	—	20,249
Other, net	1,061	(8,262)
Changes in operating assets and liabilities:
Trade receivables	(26,941)	5,326
Inventories	(159,090)	(146,661)
Accounts payable	72,049	45,835
Accrued expenses	18,950	(35,693)
Income taxes payable/receivable	30,773	19,828
Prepaid expenses and others, net	4,698	1,018
Net cash provided by operating activities	202,852	165,149
Investing Activities:
Purchase of property and equipment	(137,203)	(104,569)
Investment in finance affiliate, net	10,221	10,436
Investment in other affiliates, net	—	7,366
Acquisition of businesses, net of cash acquired	(1,800)	—
Net cash used for investing activities	(128,782)	(86,767)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	1,788,696	1,511,810
Repayments under debt arrangements / finance lease obligations	(1,853,507)	(1,310,863)
Repurchase and retirement of common shares	(6,537)	(192,367)
Cash dividends to shareholders	(74,430)	(75,694)
Proceeds from stock issuances under employee plans	6,213	43,448
Net cash used for financing activities	(139,565)	(23,666)
Impact of currency exchange rates on cash balances	(112)	(6,370)
Net increase (decrease) in cash, cash equivalents and restricted cash	(65,607)	48,346
Cash, cash equivalents and restricted cash at beginning of period	193,126	161,618
Cash, cash equivalents and restricted cash at end of period	$127,519	$209,964

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$41,548	$17,013
Income taxes paid	$14,873	$20,614

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$96,081	$181,753
Other long-term assets	31,438	28,211
Total	$127,519	$209,964
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts, and interest rate contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach, the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency, interest rate, and commodity transactions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,548	$48,548	$—	$—
Foreign exchange contracts, net	602	—	602	—
Total assets at fair value	$49,150	$48,548	$602	$—
Non-qualified deferred compensation liabilities	$(48,548)	$(48,548)	$—	$—
Interest rate contracts, net	(8,648)	—	(8,648)	—
Total liabilities at fair value	$(57,196)	$(48,548)	$(8,648)	$—

	Fair Value Measurements as of December 31, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,545	$48,545	$—	$—
Foreign exchange contracts, net	3,128	—	3,128	—
Total assets at fair value	$51,673	$48,545	$3,128	$—
Non-qualified deferred compensation liabilities	$(48,545)	$(48,545)	$—	$—
Interest rate contracts, net	(2,665)	—	(2,665)	—
Total liabilities at fair value	$(51,210)	$(48,545)	$(2,665)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At June 30, 2019 and December 31, 2018, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,972,473,000 and $2,013,684,000, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,898,068,000 and $1,962,570,000 as of June 30, 2019 and December 31, 2018, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and purchased components	$281,934	$233,258
Service parts, garments and accessories	341,076	342,593
Finished goods	562,252	442,003
Less: reserves	(54,998)	(48,343)
Inventories	$1,130,264	$969,511

Product warranties. Polaris provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty reserve include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, weather and its impact on product usage, product recalls and changes in sales volume.

The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$116,217	$116,286	$121,824	$123,840
Additions to reserve related to acquisitions	8,809	—	8,809	—
Additions charged to expense	36,854	26,141	62,873	42,172
Warranty claims paid, net	(29,122)	(36,272)	(60,748)	(59,857)
Balance at end of period	$132,758	$106,155	$132,758	$106,155

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

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	Three months ended June 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$864,261	$169,421	$98,652	—	$182,425	$1,314,759
PG&A	185,060	27,352	23,272	$228,872	—	464,556
Total revenue	$1,049,321	$196,773	$121,924	$228,872	$182,425	$1,779,315

Revenue by geography
United States	$871,854	$120,183	$58,146	$219,174	$177,203	$1,446,560
Canada	74,223	10,414	2,150	9,698	5,222	101,707
EMEA	65,757	48,707	60,867	—	—	175,331
APLA	37,487	17,469	761	—	—	55,717
Total revenue	$1,049,321	$196,773	$121,924	$228,872	$182,425	$1,779,315

	Three months ended June 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$820,850	$146,671	$93,550	—	$—	$1,061,071
PG&A	169,991	24,741	19,868	$226,861	—	441,461
Total revenue	$990,841	$171,412	$113,418	$226,861	$—	$1,502,532

Revenue by geography
United States	$818,318	$113,561	$49,740	$215,572	$—	$1,197,191
Canada	68,576	10,769	10,216	11,289	—	100,850
EMEA	64,632	31,667	52,169	—	—	148,468
APLA	39,315	15,415	1,293	—	—	56,023
Total revenue	$990,841	$171,412	$113,418	$226,861	$—	$1,502,532

	Six months ended June 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$1,565,123	$271,770	$183,321	—	$367,235	$2,387,449
PG&A	351,645	42,945	43,559	$449,407	—	887,556
Total revenue	$1,916,768	$314,715	$226,880	$449,407	$367,235	$3,275,005

Revenue by geography
United States	$1,580,724	$188,080	$109,829	$430,790	$358,063	$2,667,486
Canada	125,854	16,435	3,203	18,617	9,172	173,281
EMEA	144,483	79,423	112,270	—	—	336,176
APLA	65,707	30,777	1,578	—	—	98,062
Total revenue	$1,916,768	$314,715	$226,880	$449,407	$367,235	$3,275,005

	Six months ended June 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$1,504,353	$260,779	$185,562	—	$—	$1,950,694
PG&A	319,052	42,190	41,183	$446,886	—	849,311
Total revenue	$1,823,405	$302,969	$226,745	$446,886	$—	$2,800,005

Revenue by geography
United States	$1,480,913	$197,458	$99,794	$426,566	$—	$2,204,731
Canada	126,331	17,709	15,585	20,320	—	179,945
EMEA	143,561	58,338	109,089	—	—	310,988
APLA	72,600	29,464	2,277	—	—	104,341
Total revenue	$1,823,405	$302,969	$226,745	$446,886	$—	$2,800,005

With respect to wholegood vehicles, boats, parts, garments and accessories, Revenue is recognized when the Company transfers control of the product to the customer. With respect to services provided by the Company, Revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
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
Extended Service Contracts. The Company sells separately-priced service contracts that extend mechanical and maintenance coverages beyond its base limited warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 84 months. The Company primarily receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. Extended service contract revenue is recorded within PG&A.
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
Deferred revenue
In 2016, the Company began financing its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The Company expects to recognize approximately $28,795,000 of the unearned amount over the next 12 months and $38,886,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$63,500	$49,345	$59,915	$45,760
New contracts sold	11,496	8,848	21,385	17,172
Less: reductions for revenue recognized	(7,315)	(5,573)	(13,619)	(10,312)
Balance at end of period (1)	$67,681	$52,620	$67,681	$52,620

(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $28,795,000 and $22,265,000 at June 30, 2019 and 2018, respectively, while the amount recorded in other long-term liabilities totaled $38,886,000 and $30,355,000 at June 30, 2019 and 2018, respectively.

Note 3. Acquisitions
2019 Acquisitions.
To date, the Company did not complete any material acquisitions in 2019.

2018 Acquisitions.
Boat Holdings, LLC
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”).
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
The consolidated statements of income for the three and six months ended June 30, 2019 include $182,425,000 and $367,235,000 of net sales, and $40,477,000 and $76,641,000 of gross profit, respectively, related to Boat Holdings.
The following table summarizes the preliminary fair values assigned to the Boat Holdings net assets acquired and the determination of net assets (in thousands):

Cash and cash equivalents	$16,534
Trade receivables	17,528
Inventory	39,948
Other current assets	4,451
Property, plant and equipment	35,299
Customer relationships	341,080
Trademarks / trade names	210,680
Non-compete agreements	2,630
Goodwill	222,372
Accounts payable	(30,064)
Other liabilities assumed	(37,266)
Total fair value of net assets acquired	823,192
Less cash acquired	(16,534)
Total consideration for acquisition, less cash acquired	$806,658

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$1,779,315	$1,689,050	$3,275,005	$3,151,165
Net income	89,346	104,446	138,526	166,336

Basic earnings per share	$1.45	$1.65	$2.26	$2.63
Diluted earnings per common share	$1.44	$1.61	$2.23	$2.56

The results for the three and six month periods ended June 30, 2019 have been adjusted to exclude the impact of approximately $1,421,000 and $2,474,000 of transaction related costs (pre-tax) incurred by the Company that are directly attributable to the transaction, respectively.

The results for the three and six month periods ended June 30, 2018 have been adjusted to include the pro forma impact of amortization of intangible assets and the depreciation of property, plant, and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; and the pro forma tax effect of both income before taxes and the pro forma adjustments. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.
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

Note 4. Share-Based Compensation
The amount of compensation cost for share-based awards recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share-based compensation expense for those awards expected to vest.
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Option awards	$6,801	$6,758	$8,113	$9,815
Other share-based awards	14,839	13,847	24,457	19,736
Total share-based compensation before tax	21,640	20,605	32,570	29,551
Tax benefit	5,151	4,904	7,752	7,033
Total share-based compensation expense included in net income	$16,489	$15,701	$24,818	$22,518

In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2019, there was $131,363,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.67 years. Included in unrecognized share-based compensation expense is approximately $36,651,000 related to stock options and $94,712,000 for restricted stock.

Note 5. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at June 30, 2019	Maturity	June 30, 2019	December 31, 2018
Revolving loan facility	2.97%	July 2023	$154,299	$187,631
Term loan facility	3.90%	July 2023	1,120,000	1,150,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Senior notes—fixed rate	4.23%	July 2028	350,000	350,000
Finance lease obligations	5.11%	Various through 2029	17,066	17,587
Notes payable and other	4.24%	Various through 2030	86,399	87,608
Debt issuance costs			(4,696)	(5,256)
Total debt, finance lease obligations, and notes payable			$1,898,068	$1,962,570
Less: current maturities			66,505	66,543
Total long-term debt, finance lease obligations, and notes payable			$1,831,563	$1,896,027

In July 2018, Polaris amended its unsecured revolving loan facility to increase the facility to $700,000,000 and increase its term loan facility to $1,180,000,000, of which $1,120,000,000 is outstanding as of June 30, 2019. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Under the facility, the Company is required to make principal payments totaling $59,000,000 over the next 12 months, which are classified as current maturities in the consolidated balance sheets.
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
The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants at June 30, 2019.
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
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76,733,000, all of which is outstanding as of June 30, 2019. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $9,666,000 is outstanding as of June 30, 2019. The outstanding balance is included in Notes payable and other. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Goodwill	$657,656	$647,077
Other intangible assets, net	851,066	870,517
Total goodwill and other intangible assets, net	$1,508,722	$1,517,594

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows (in thousands):

Six months ended June 30, 2019
Goodwill, beginning of period	$647,077
Goodwill adjustments related to businesses acquired	10,682
Currency translation effect on foreign goodwill balances	(103)
Goodwill, end of period	$657,656

The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	June 30, 2019	December 31, 2018
Non-amortizable—indefinite lived:
Brand/trade names		$442,221	$442,299
Amortizable:
Non-compete agreements	4	2,630	2,630
Dealer/customer related	5-20	506,780	506,401
Developed technology	5-7	13,311	13,323
Total amortizable		522,721	522,354
Less: Accumulated amortization		(113,876)	(94,136)
Net amortized other intangible assets		408,845	428,218
Total other intangible assets, net		$851,066	$870,517

Amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 was $10,250,000 and $6,058,000, respectively. Estimated amortization expense for the remainder of 2019 through 2024 is as follows: 2019 (remainder), $20,563,000; 2020, $35,991,000; 2021, $33,204,000; 2022, $28,233,000; 2023, $25,703,000; 2024, $25,157,000; and after 2024, $239,994,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 7. Shareholders’ Equity
During the six months ended June 30, 2019, Polaris paid $6,537,000 to repurchase approximately 76,000 shares of its common stock. As of June 30, 2019, the Board of Directors has authorized the Company to repurchase up to an additional 3,175,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.61 per share on June 17, 2019 to holders of record at the close of business on June 3, 2019.

Cash dividends declared and paid per common share for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cash dividends declared and paid per common share	$0.61	$0.60	$1.22	$1.20

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding	61,089	62,913	61,025	62,982
Director Plan and deferred stock units	209	177	201	171
ESOP	121	82	126	85
Common shares outstanding—basic	61,419	63,172	61,352	63,238
Dilutive effect of Omnibus Plan	745	1,714	744	1,814
Common and potential common shares outstanding—diluted	62,164	64,886	62,096	65,052

During the three and six months ended June 30, 2019, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 4,045,000 and 4,069,000, respectively, compared to 1,812,000 and 1,677,000 for the same periods in 2018.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(60,504)	$423	$(2,892)	$(62,973)
Reclassification to the statement of income	—	(2,313)	124	(2,189)
Reclassification to retained earnings	—	—	(668)	(668)
Change in fair value	(804)	(4,186)	—	(4,990)
Balance as of June 30, 2019	$(61,308)	$(6,076)	$(3,436)	$(70,820)

The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2019 and 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Foreign currency contracts	Other expense, net	$929	$1,937	$2,133	$2,094
Foreign currency contracts	Cost of sales	231	554	286	522
Interest rate contracts	Interest expense	(74)	—	(105)	—
Retirement plan activity	Operating expenses	(64)	(45)	(126)	(130)
Total		$1,022	$2,446	$2,188	$2,486

The net amount of the existing gains or losses at June 30, 2019 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 12 for further information regarding derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $97,303,000 at June 30, 2019 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2019, the outstanding amount of net receivables financed for dealers under this arrangement was $1,272,378,000, which included $606,157,000 in the Polaris Acceptance portfolio and $666,221,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At June 30, 2019, the potential aggregate repurchase obligation was approximately $201,500,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 9. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. The Company had $5,072,000 and $6,133,000 of such investments as of June 30, 2019, and December 31, 2018, respectively, and are recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
During 2018, the Company had an investment in Eicher-Polaris Private Limited (“EPPL”), a joint venture established in 2012 with Eicher Motors Limited (“Eicher”) intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. However, during the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the closure, the Company recognized $3,817,000 and $23,447,000 of costs, including impairment, associated with the wind-down of EPPL for the three and six months ended June 30, 2018, respectively. No such costs were recorded in 2019. The investment was fully impaired as of June 30, 2019 and December 31, 2018.
The Company impairs an investment and recognizes a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, the Company evaluates investments in nonmarketable securities for impairment, utilizing Level 3 fair value inputs.

In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. During the first quarter of 2018, the Company received additional distributions from Brammo and recognized a gain of $13,478,000, which is included in Other income on the consolidated statements of income.

Note 10. Leases
The Company leases certain manufacturing facilities, retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
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

	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$108,013
Finance lease assets	Property and equipment, net (1)	13,689
Total leased assets		$121,702
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$35,084
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1,286
Long-term
Operating lease liabilities	Long-term operating lease liabilities	75,479
Finance lease liabilities	Finance lease obligations	15,780
Total lease liabilities		$127,629
(1) Finance lease assets are recorded net of accumulated amortization of $7,133,000 as of June 30, 2019.

Lease Cost	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost (1)	Operating expenses and cost of sales	$10,506	$20,594
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	375	744
Interest on lease liabilities	Interest expense	226	453
Sublease income	Other (income) expense, net	(578)	(1,156)
Total lease cost		$10,529	$20,635
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases	Total
2019 (remainder)	$20,019	$1,074	$21,093
2020	33,216	2,151	35,367
2021	23,589	2,139	25,728
2022	15,662	2,103	17,765
2023	11,110	2,103	13,213
Thereafter	15,029	12,111	27,140
Total lease payments	$118,625	$21,681	$140,306
Less: interest	8,062	4,615
Present value of lease payments	$110,563	$17,066
(1) Operating lease payments include $4,211,000 related to options to extend lease terms that are reasonably certain of being exercised.
Leases that the Company has signed but have not yet commenced are immaterial.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.27
Finance leases	9.98
Weighted-average discount rate
Operating leases	3.36%
Finance leases	5.11%

Other Information	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,745
Operating cash flows from finance leases	321
Financing cash flows from finance leases	749
Leased assets obtained in exchange for new operating lease liabilities	8,105

Note 11. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for catastrophic product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased catastrophic insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2019, the Company had an accrual of $55,725,000 for the probable payment of pending claims related to continuing product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Litigation. Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, product liability claims, and putative class action lawsuits. As of June 30, 2019, the Company is party to two putative class actions pending against Polaris in the United States, alleging that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.
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

Note 12. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are occasionally entered into in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s long-term debt. Commodity hedging contracts are occasionally entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s products.
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. Polaris does not use any financial contracts for trading purposes.
At June 30, 2019 and December 31, 2018, the Company had the following open foreign currency contracts (in thousands):

	June 30, 2019		December 31, 2018
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$20,217	$156	$—	$—
Canadian Dollar	151,769	(596)	55,133	2,564
Mexican Peso	17,590	1,042	19,222	564
Total	$189,576	$602	$74,355	$3,128

These contracts, with maturities through June 2020, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At June 30, 2019 and December 31, 2018, the Company had the following open interest rate swap contracts (in thousands):

		June 30, 2019		December 31, 2018
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25,000	$(45)	$25,000	$397
September 28, 2018	September 30, 2019	250,000	(259)	250,000	(163)
September 30, 2019	September 30, 2023	150,000	(7,947)	150,000	(2,899)
May 3, 2019	May 3, 2020	100,000	(397)	—	—
Total		$525,000	$(8,648)	$425,000	$(2,665)

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

The table below summarizes the carrying values of derivative instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	Carrying Values of Derivative Instruments as of June 30, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$602	$—	$602
Interest rate contracts	—	(8,648)	(8,648)
Total derivatives designated as hedging instruments	$602	$(8,648)	$(8,046)

	Carrying Values of Derivative Instruments as of December 31, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$3,128	$—	$3,128
Interest rate contracts	—	(2,665)	(2,665)
Total derivatives designated as hedging instruments	$3,128	$(2,665)	$463

Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portions of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2019 were $(4,030,000) and $(6,499,000), respectively, compared to $580,000 and $5,109,000 for the same respective periods in 2018.
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month period ended June 30, 2019.

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
The ORV/Snowmobiles segment includes the aggregated results of the Company’s ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets, Aftermarket, and Boats segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to segments, such as incentive-based compensation and unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales
ORV/Snowmobiles	$1,049,321	$990,841	$1,916,768	$1,823,405
Motorcycles	196,773	171,412	314,715	302,969
Global Adjacent Markets	121,924	113,418	226,880	226,745
Aftermarket	228,872	226,861	449,407	446,886
Boats	182,425	—	367,235	—
Total sales	$1,779,315	$1,502,532	$3,275,005	$2,800,005
Gross profit
ORV/Snowmobiles	$312,689	$297,221	$564,924	$540,782
Motorcycles	26,802	24,672	33,764	41,240
Global Adjacent Markets	33,884	28,107	63,713	59,365
Aftermarket	55,214	57,747	111,689	116,199
Boats	40,477	—	76,641	—
Corporate	(32,618)	(22,571)	(61,835)	(48,929)
Total gross profit	$436,448	$385,176	$788,896	$708,657

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Industries Inc., a Minnesota corporation, for the three and six month period ended June 30, 2019 compared to the three and six month period ended June 30, 2018. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Industries Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include Off-Road Vehicles (ORV), including all-terrain vehicles (ATV) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (PG&A), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $88.3 million, or $1.42 per diluted share, compared to 2018 second quarter net income of $92.5 million, or $1.43 per diluted share. Second quarter sales totaled $1,779.3 million, an increase of 18 percent from last year’s second quarter sales of $1,502.5 million. The sales increase was driven primarily by the acquisition of Boat Holdings in the third quarter of 2018. Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America decreased two percent in the second quarter of 2019. Our second quarter sales to North American customers increased 19 percent, driven by Boats. Our sales to customers outside of North America increased 13 percent, primarily driven by growth in Indian Motorcycles and Global Adjacent Markets.
Our gross profit of $436.4 million increased 13 percent from $385.2 million in the comparable prior year second quarter. The increase in gross profit dollars during the quarter was primarily driven by sales related to the Boats acquisition. The decrease in gross profit margin was driven by tariff costs and the addition of Boats, which has lower gross profit margins, partially offset by higher selling prices. Our liquidity remained adequate with $96.1 million of cash on hand and $545.6 million of availability on the revolving loan facility at June 30, 2019.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2019 to the second quarter of 2018, and all “year-to-date” comparisons are from the six month period ended June 30, 2019 to the six month period ended June 30, 2018.
Sales:
Quarter sales were $1,779.3 million, an 18 percent increase from $1,502.5 million of quarter sales in the prior year. Year-to-date sales were $3,275.0 million, a 17 percent percent increase from $2,800.0 million of sales in the comparable prior year period. The consolidated statement of income for the three and six months ended June 30, 2019 includes $182.4 million and $367.2 million of sales related to Boat Holdings. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Volume	1%	(1)%
Product mix and price	6	6
Acquisitions	12	13
Currency	(1)	(1)
	18%	17%
Product mix and price contributed a six percent increase to sales for the quarter and year-to-date periods, primarily due to higher average selling prices for ORVs. Acquisitions contributed 12 percent and 13 percent increases to sales for the quarter and year-to-date periods, respectively, primarily due to the Boat Holdings acquisition in July 2018.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
ORV/Snowmobiles	$1,049.3	59%	$990.8	66%	6%	$1,916.8	58%	$1,823.4	65%	5%
Motorcycles	196.8	11%	171.4	11%	15%	314.7	10%	303.0	11%	4%
Global Adjacent Markets	121.9	7%	113.4	8%	7%	226.9	7%	226.7	8%	0%
Aftermarket	228.9	13%	226.9	15%	1%	449.4	14%	446.9	16%	1%
Boats	182.4	10%	—	—%		367.2	11%	—	—%
Total sales	$1,779.3	100%	$1,502.5	100%	18%	$3,275.0	100%	$2,800.0	100%	17%
ORV/Snowmobiles
ORVs: Quarter and year-to-date ORV sales, inclusive of PG&A sales, increased five and four percent, respectively, driven by increased average selling prices, particularly in side-by-side’s, and growth in PG&A. Polaris North American ORV unit retail sales to consumers decreased low-single digits percent for the second quarter of 2019 with side-by-side vehicles up low-single digits percent and ATV vehicles down high-single digits percent compared to the comparable prior year period. Shipment unit volume was down during the quarter, in-line with retail sales declines as the Company's retail flow management process (RFM) performed as designed. The Company estimates that North American industry ORV retail sales were up high-single digits percent from the second quarter of 2018 primarily driven by new competitive product not in the market a year ago. Polaris’ North American dealer unit inventory was up mid-single digits percent compared to the second quarter of 2018. For the second quarter of 2019, the average ORV per unit sales price increased high-single digits percent compared to the second quarter of 2018’s per unit sales price, driven by favorable mix and price increases.
Snowmobiles: Quarter and year-to-date Snowmobile sales, inclusive of PG&A sales, were $20.3 million and $60.4 million, respectively, compared to $7.3 million and $45.2 million in the same periods in 2018. Snowmobile sales in the Company’s first and second quarters are routinely low as it is the off-season for snowmobile retail sales and shipments.
Motorcycles
Quarter and year-to-date motorcycle sales, inclusive of PG&A sales, were up 15 percent and four percent, respectively, driven by strength in Indian Motorcycle sales, partially offset by declines in Slingshot sales. Polaris North American unit retail sales to consumers decreased low-teens percent during the second quarter of 2019. Indian Motorcycle retail sales decreased high-single digits percent during the quarter. Slingshot’s retail sales decreased mid-twenty percent during the quarter. The Company estimates North American industry retail sales for mid to heavy-weight motorcycles, including three-wheel vehicles, decreased mid-single digits percent in the second quarter of 2019. Polaris’ North American dealer unit inventory was up mid-single digits percent compared to the second quarter of 2018. The quarter average per unit sales price was flat compared to the second quarter of 2018.

Global Adjacent Markets
Global Adjacent Markets sales, inclusive of PG&A sales, increased seven percent to $121.9 million for the second quarter of 2019, compared to $113.4 million for the comparable prior year period, primarily due to increased sales in our defense, commercial, and Aixam businesses. Year-to-date sales of $226.9 million were approximately flat compared to $226.7 million in the comparable prior year period.
Aftermarket
Quarter and year-to-date Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, of $228.9 million and $449.4 million, respectively, increased one percent compared to the prior year periods, due to increased sales in the other aftermarket brands. TAP’s sales were approximately flat compared to the second quarter of 2018, and down one percent compared to the six month period ended June 30, 2018.
Boats
Quarter and year-to-date Boat segment sales, which consist of the Boat Holdings acquisition which closed July 2, 2018, were $182.4 million and $367.2 million, respectively.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
United States	$1,446.5	81%	$1,197.1	80%	21%	$2,667.5	82%	$2,204.7	79%	21%
Canada	101.7	6%	100.8	7%	1%	173.3	5%	179.9	6%	(4)%
Other foreign countries	231.1	13%	204.6	13%	13%	434.2	13%	415.4	15%	5%
Total sales	$1,779.3	100%	$1,502.5	100%	18%	$3,275.0	100%	$2,800.0	100%	17%

United States: Quarter and year-to-date sales in the United States increased 21 percent compared to 2018, primarily due to the addition of Boat Holdings.
Canada: Sales in Canada increased one percent and decreased four percent for the quarter and year-to-date periods compared to 2018, primarily due to currency rate movements.
Other foreign countries: Sales in other foreign countries, primarily Europe, increased 13 percent and five percent for the quarter and year-to-date periods compared to 2018. Currency rate movements had an unfavorable impact of five and six percentage points on quarter and year-to-date sales, respectively, which was partially offset by strong Indian Motorcycle and Global Adjacent Market sales.
Cost of Sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2019	Percent of Total Cost of Sales	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018	2019	Percent of Total Cost of Sales	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018
Purchased materials and services	$1,158.8	86%	$971.4	87%	19%	$2,138.0	86%	$1,815.7	87%	18%
Labor and benefits	112.8	8%	89.3	8%	26%	214.5	9%	171.1	8%	25%
Depreciation and amortization	34.4	3%	30.6	3%	12%	70.7	3%	62.3	3%	13%
Warranty costs	36.9	3%	26.1	2%	41%	62.9	2%	42.2	2%	49%
Total cost of sales	$1,342.9	100%	$1,117.4	100%	20%	$2,486.1	100%	$2,091.3	100%	19%
Percentage of sales	75.5%		74.4%	+111 basis points		75.9%		74.7%	+122 basis points
Cost of sales increased during the quarter and year-to-date periods due to the addition of Boats, which contributed $141.9 million and $290.6 million, respectively in cost of sales, and tariff costs.

 Gross Profit:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2019	Percent of Sales	2018	Percent of Sales	Change 2019 vs. 2018	2019	Percent of Sales	2018	Percent of Sales	Change 2019 vs. 2018
ORV/Snowmobiles	$312.7	29.8%	$297.2	30.0%	5%	$564.9	29.5%	$540.8	29.7%	4%
Motorcycles	26.8	13.6%	24.7	14.4%	9%	33.8	10.7%	41.2	13.6%	(18)%
Global Adjacent Markets	33.9	27.8%	28.1	24.8%	21%	63.7	28.1%	59.4	26.2%	7%
Aftermarket	55.2	24.1%	57.7	25.5%	(4)%	111.7	24.9%	116.2	26.0%	(4)%
Boats	40.5	22.2%	—	—%		76.6	20.9%	—	—%
Corporate	(32.6)		(22.5)			(61.8)		(48.9)
Total gross profit dollars	$436.5		$385.2		13%	$788.9		$708.7		11%
Percentage of sales	24.5%		25.6%	-111 basis points		24.1%		25.3%	-122 basis points
Consolidated. Consolidated gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods primarily due to tariff costs and the addition of Boat Holdings, which has lower gross profit margins, partially offset by increased productivity and higher average selling prices. We expect additional tariff costs to continue throughout the remainder of 2019 and adversely affect our gross profit.
ORV/Snowmobiles. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to higher promotions and tariff costs, partially offset by higher average selling prices and increased productivity.
Motorcycles. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to tariff costs.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to favorable product mix.
Aftermarket. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to tariff costs.
Boats. Segment gross profit, which relates to the Boat Holdings acquisition which closed on July 2, 2018, was $40.5 million and $76.6 million in the quarter and year-to-date periods.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Change 2019 vs. 2018	2019	2018	Change 2019 vs. 2018
Selling and marketing	$140.6	$122.9	14%	$269.9	$240.6	12%
Research and development	76.4	68.3	12%	143.5	133.5	7%
General and administrative	104.1	92.9	12%	197.0	171.6	15%
Total operating expenses	$321.1	$284.1	13%	$610.4	$545.7	12%
Percentage of sales	18.0%	18.9%	-86 basis points	18.6%	19.5%	-85 basis points
Operating expenses, in absolute dollars, for the quarter and year-to-date periods increased primarily due to the Boat Holdings acquisition completed during the third quarter of 2018 and investments in strategic projects. Operating expenses, as a percentage of sales, decreased primarily due to the addition of Boat Holdings which inherently has a lower operating expense to sales ratio.
Income from Financial Services:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Change 2019 vs. 2018	2019	2018	Change 2019 vs. 2018
Income from financial services	$19.7	$21.3	(7)%	$38.6	$42.8	(10)%
Percentage of sales	1.1%	1.4%	-31 basis points	1.2%	1.5%	-35 basis points
The decrease for the quarter in income from financial services is due to lower retail sales and lower penetration rates. Further discussion is included in the “Liquidity and Capital Resources” section below.

Remainder of the Statement of Income:

	Three months ended June 30,			Six months ended June 30,
($ in millions, except per share data)	2019	2018	Change 2019 vs. 2018	2019	2018	Change 2019 vs. 2018
Interest expense	$20.6	$9.2	124%	$41.0	$17.3	138%
Equity in loss of other affiliates	$0.5	$4.0	(88)%	$1.1	$25.5	(96)%
Other income, net	$(0.3)	$(3.6)	(92)%	$(3.8)	$(23.5)	(84)%

Income before taxes	$114.3	$112.8	1%	$178.7	$186.5	(4)%
Provision for income taxes	$26.2	$20.3	29%	$42.2	$38.3	10%
Effective income tax rate	22.9%	18.0%	+490 basis pts	23.6%	20.5%	+308 basis pts

Net income attributable to Polaris Industries Inc.	$88.3	$92.5	(5)%	$136.6	$148.3	(8)%
Diluted net income per share attributable to Polaris Industries Inc. common shareholders:	$1.42	$1.43	(1)%	$2.20	$2.28	(4)%
Weighted average diluted shares outstanding	62.2	64.9	(4)%	62.1	65.1	(5)%
Interest expense: Quarter and year-to-date interest expense increased primarily due to increased debt levels to finance the Boat Holdings acquisition and higher interest rates on our variable interest rate debt.
Equity in loss of other affiliates: Equity in loss of other affiliates decreased in the quarter and year-to-date periods due to a decrease in costs, including impairment, associated with the wind-down of our investment in the Eicher-Polaris Private Limited joint venture.
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
Provision for income taxes: The increase in the effective income tax rates from the prior year periods is primarily due to a decrease in excess tax benefits related to stock-based compensation.
Weighted average shares outstanding: Over the time period within and between the comparable quarter and year-to-date periods, weighted average shares outstanding decreased approximately four and five percent, respectively, due to share repurchases made in 2018.
Cash Dividends:
We paid a regular cash dividend of $0.61 per share on June 17, 2019 to holders of record at the close of business on June 3, 2019.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2019	2018	Change
Total cash provided by (used for):
Operating activities	$202.9	$165.2	$37.7
Investing activities	(128.8)	(86.8)	(42.0)
Financing activities	(139.6)	(23.7)	(115.9)
Impact of currency exchange rates on cash balances	(0.1)	(6.4)	6.3
Increase in cash, cash equivalents and restricted cash	$(65.6)	$48.3	$(113.9)
Operating activities: Net cash provided by operating activities was $202.9 million for the six months ended June 30, 2019, compared to $165.1 million for the same period in 2018. The increase in net cash provided by operating activities for the 2019 period was primarily due to the timing of payments, partially offset by lower net income.
Investing activities: The primary use of cash was for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development.
Financing activities: Cash used for financing activities changed primarily due to increased net repayments under debt arrangements, finance lease obligations and notes payable. We recorded $64.8 million of net repayments for the six months ended June 30, 2019, compared to $200.9 million of net borrowings for the comparable period in 2018. Common stock repurchases were $6.5 million and $192.4 million for the six months ended June 30, 2019 and 2018, respectively, and proceeds from the issuance of stock under employee plans were $6.2 million and $43.4 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, we paid cash dividends of $74.4 million and $75.7 million for the six months ended June 30, 2019 and 2018, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to an unsecured $700.0 million variable interest rate bank lending agreement and a Master Note Purchase Agreement, as amended and supplemented, under which we have unsecured borrowings. We are also party to a $1,180.0 million term loan facility, of which $1,120.0 million is outstanding as of June 30, 2019.
We enter into leasing arrangements to finance the use of certain property and equipment.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76,733,000, all of which is outstanding as of June 30, 2019. The outstanding balance is included in current and long-term debt.
We have a mortgage note payable agreement for land, on which we built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $9.7 million is outstanding as of June 30, 2019. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note. We have met the required commitments to date and expect to comply with the commitments in the future.

Debt, finance lease obligations, notes payable, and the average related interest rates at June 30, 2019 were as follows:

($ in millions)	Average interest rate at June 30, 2019	Maturity	June 30, 2019
Revolving loan facility	2.97%	July 2023	$154.3
Term loan facility	3.90%	July 2023	1,120.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.11%	Various through 2029	17.1
Notes payable and other	4.24%	Various through 2030	86.4
Debt issuance costs			(4.7)
Total debt, finance lease obligations, and notes payable			$1,898.1
Less: current maturities			66.5
Long-term debt, finance lease obligations, and notes payable			$1,831.6
Our debt to total capital ratio was 67 percent at June 30, 2019. Additionally, at June 30, 2019, we had letters of credit outstanding of $15.1 million, primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 87.3 million shares have been repurchased cumulatively from 1996 through June 30, 2019. We repurchased approximately 0.1 million shares of our common stock for $6.5 million during the first six months of 2019, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 3.2 million shares of our common stock as of June 30, 2019. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At June 30, 2019, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,272.4 million, a nine percent increase from $1,172.2 million at June 30, 2018.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2019 was $97.3 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At June 30, 2019, the potential aggregate repurchase obligation was approximately $201.5 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
We have agreements with certain financial institutions, under which these financial institutions provide financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2019, the agreements in place were as follows:

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
At June 30, 2019, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$20,217	$0.70 to 1 AUD
Canadian Dollar	Long	151,769	$0.75 to 1 CAD
Mexican Peso	Short	17,590	20.88 Peso to $1
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. This includes the effects of new or modified tariffs or penalties on raw materials, commodities, and products manufactured outside of the United States. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At June 30, 2019, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have a negative impact on our gross profit margins for 2019 when compared to 2018.

We are a party to a credit agreement with various lenders consisting of a $700.0 million revolving loan facility and a $1,180.0 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At June 30, 2019, we had an outstanding balance of $154.3 million on the revolving loan facility, and an outstanding balance of $1,120.0 million on the term loan facility.
We have entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, we will pay interest based upon a fixed rate and receive variable rate interest payments based on the one-month LIBOR.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to expectations regarding future cash flows and capital requirements, the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross profit margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates”, or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone, conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs and other changes to international trade policies; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

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
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for the implementation of certain information technology system and process enhancements over significant processes specific to the internal control environment at Polaris Boats, LLC (formally Boat Holdings, LLC), which was acquired on July 2, 2018.

Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
We are involved in a number of legal proceedings incidental to our business, none of which is expected to have a material effect on the financial results of our business.
Class action lawsuits. As of the date hereof, we are party to two putative class actions pending against Polaris in the U.S., both of which were previously reported in the Company’s 10-K report for the period ended December 31, 2018.
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
The second putative class action is also pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on certain other Polaris products and seeks damages for alleged economic loss: Riley Johannessohn, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016.
With respect to both class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
Shareholder derivative lawsuit. On January 22, 2019, a shareholder of the Company filed a purported derivative complaint in the Hennepin County District Court for the State of Minnesota naming ten current officers and directors of the Company as defendants. The complaint alleges that defendants made materially false or misleading public statements about the Company’s business, operations, forecasts, and compliance policies relating to certain of its Off-Road Vehicle products and product recalls. The complaint also alleges that several of the officer defendants benefited from improper insider sales of Polaris stock. The complaint asserted claims for breach of fiduciary duties, unjust enrichment, and other related claims. The Company filed a motion to dismiss in this matter and on July 3, 2019 the Company’s motion was granted. This matter was dismissed on July 8, 2019. Plaintiffs have 60 days to enter an appeal.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2018 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such reports, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2019	1,000	$87.10	1,000	3,179,000
May 1 — 31, 2019	2,000	$99.96	2,000	3,177,000
June 1 — 30, 2019	2,000	$89.29	2,000	3,175,000
Total	5,000	$93.18	5,000	3,175,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 90.5 million shares of the Company’s common stock (the “Program”). Of that total, 87.3 million shares have been repurchased cumulatively from 1996 through June 30, 2019. The Program does not have an expiration date.

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

10.a
Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Annex A to the Company’s Proxy statement for the 2019 Annual Meeting of Shareholders filed on March 11, 2019.

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

101
The following financial information from Polaris Industries Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on July 23, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Equity for the three and six month periods ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INDUSTRIES INC. (Registrant)

Date:	July 23, 2019	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2019	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)