Form 10-Q
period 2019-09-30
Polaris Inc.
filed 2019-10-22
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-11411

POLARIS INC.
(Exact name of registrant as specified in its charter)

Minnesota					41-1790959
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Highway 55,	Medina	MN			55340
(Address of principal executive offices)					(Zip Code)
			763	542-0500
(Registrant’s telephone number, including area code)
Polaris Industries Inc. (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
As of October 15, 2019, 61,172,971 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,216	$161,164
Trade receivables, net	217,231	197,082
Inventories, net	1,270,110	969,511
Prepaid expenses and other	118,623	121,472
Income taxes receivable	14,958	36,474
Total current assets	1,743,138	1,485,703
Property and equipment, net	887,644	843,122
Investment in finance affiliate	104,060	92,059
Deferred tax assets	95,189	87,474
Goodwill and other intangible assets, net	1,494,646	1,517,594
Operating lease assets	107,906	—
Other long-term assets	94,839	98,963
Total assets	$4,527,422	$4,124,915
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$66,664	$66,543
Accounts payable	584,506	346,294
Accrued expenses:
Compensation	169,989	167,857
Warranties	137,114	121,824
Sales promotions and incentives	198,566	167,621
Dealer holdback	136,437	125,003
Other	214,038	197,687
Current operating lease liabilities	34,179	—
Income taxes payable	4,632	4,545
Total current liabilities	1,546,125	1,197,374
Long-term income taxes payable	26,639	28,602
Finance lease obligations	14,840	16,140
Long-term debt	1,702,119	1,879,887
Deferred tax liabilities	4,741	6,490
Long-term operating lease liabilities	76,390	—
Other long-term liabilities	131,731	122,570
Total liabilities	$3,502,585	$3,251,063
Deferred compensation	$11,615	$6,837
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160,000 shares authorized, 61,169 and 60,890 shares issued and outstanding, respectively	$612	$609
Additional paid-in capital	867,185	807,986
Retained earnings	228,837	121,114
Accumulated other comprehensive loss, net	(83,591)	(62,973)
Total shareholders’ equity	1,013,043	866,736
Noncontrolling interest	179	279
Total equity	1,013,222	867,015
Total liabilities and equity	$4,527,422	$4,124,915
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales	$1,771,647	$1,651,415	$5,046,652	$4,451,420
Cost of sales	1,335,105	1,250,145	3,821,214	3,341,493
Gross profit	436,542	401,270	1,225,438	1,109,927
Operating expenses:
Selling and marketing	149,759	128,929	419,621	369,495
Research and development	77,337	64,181	220,836	197,741
General and administrative	100,794	90,639	297,822	262,206
Total operating expenses	327,890	283,749	938,279	829,442
Income from financial services	21,602	21,348	60,153	64,117
Operating income	130,254	138,869	347,312	344,602
Non-operating expense:
Interest expense	19,733	19,823	60,772	37,087
Equity in loss of other affiliates	4,072	111	5,133	25,576
Other income, net	(1,711)	(4,124)	(5,483)	(27,660)
Income before income taxes	108,160	123,059	286,890	309,599
Provision for income taxes	19,772	27,530	61,961	65,816
Net income	88,388	95,529	224,929	243,783
Net loss attributable to noncontrolling interest	—	—	100	—
Net income attributable to Polaris Inc.	$88,388	$95,529	$225,029	$243,783
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$1.44	$1.54	$3.67	$3.88
Diluted	$1.42	$1.50	$3.62	$3.78
Weighted average shares outstanding:
Basic	61,480	62,207	61,394	62,894
Diluted	62,265	63,546	62,152	64,550

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$88,388	$95,529	$224,929	$243,783
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12,385)	1,804	(13,189)	(12,099)
Unrealized gain (loss) on derivative instruments	(449)	(2,111)	(6,948)	2,998
Retirement plan and other activity	63	66	(481)	196
Comprehensive income	75,617	95,288	204,311	234,878
Comprehensive loss attributable to noncontrolling interest	—	—	100	—
Comprehensive income attributable to Polaris Inc.	$75,617	$95,288	$204,411	$234,878
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60,890	$609	$807,986	$121,114	$(62,973)	$279	$867,015
Employee stock compensation	214	2	12,089	—	—	—	12,091
Deferred compensation	—	—	(1,541)	(346)	—	—	(1,887)
Proceeds from stock issuances under employee plans	18	—	3,207	—	—	—	3,207
Cash dividends declared	—	—	—	(37,144)	—	—	(37,144)
Repurchase and retirement of common shares	(71)	—	(953)	(5,157)	—	—	(6,110)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	668	(668)	—	—
Net income	—	—	—	48,378	—	18	48,396
Other comprehensive loss	—	—	—	—	(6,069)	—	(6,069)
Balance, March 31, 2019	61,051	611	820,788	127,513	(69,710)	297	879,499
Employee stock compensation	14	—	22,142	—	—	—	22,142
Deferred compensation	—	—	(1,303)	(578)	—	—	(1,881)
Proceeds from stock issuances under employee plans	59	—	3,006	—	—	—	3,006
Cash dividends declared	—	—	—	(37,286)	—	—	(37,286)
Repurchase and retirement of common shares	(5)	—	(55)	(372)	—	—	(427)
Net income (loss)	—	—	—	88,263	—	(118)	88,145
Other comprehensive loss	—	—	—	—	(1,110)	—	(1,110)
Balance, June 30, 2019	61,119	611	844,578	177,540	(70,820)	179	952,088
Employee stock compensation	27	1	22,325	—	—	—	22,326
Deferred compensation	—	—	(1,599)	590	—	—	(1,009)
Proceeds from stock issuances under employee plans	28	1	1,951	—	—	—	1,952
Cash dividends declared	—	—	—	(37,292)	—	—	(37,292)
Repurchase and retirement of common shares	(5)	(1)	(70)	(389)	—	—	(460)
Net income	—	—	—	88,388	—	—	88,388
Other comprehensive loss	—	—	—	—	(12,771)	—	(12,771)
Balance, September 30, 2019	61,169	612	867,185	228,837	(83,591)	179	1,013,222

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2017	63,075	$631	$733,894	$242,763	$(45,629)	$—	$931,659
Employee stock compensation	(5)	—	12,032	—	—	—	12,032
Deferred compensation	—	—	(392)	812	—	—	420
Proceeds from stock issuances under employee plans	161	2	11,903	—	—	—	11,905
Cash dividends declared	—	—	—	(37,796)	—	—	(37,796)
Repurchase and retirement of common shares	(133)	(2)	(1,549)	(13,436)	—	—	(14,987)
Cumulative effect of adoption of accounting standards (ASU 2016-16)	—	—	—	(1,077)	—	—	(1,077)
Net income	—	—	—	55,714	—	—	55,714
Other comprehensive income	—	—	—	—	15,592	—	15,592
Balance, March 31, 2018	63,098	631	755,888	246,980	(30,037)	—	973,462
Employee stock compensation	12	—	20,969	—	—	—	20,969
Deferred compensation	—	—	(617)	(853)	—	—	(1,470)
Proceeds from stock issuances under employee plans	533	5	31,538	—	—	—	31,543
Cash dividends declared	—	—	—	(37,898)	—	—	(37,898)
Repurchase and retirement of common shares	(1,429)	(14)	(16,630)	(160,736)	—	—	(177,380)
Net income	—	—	—	92,540	—	—	92,540
Other comprehensive loss	—	—	—	—	(24,256)	—	(24,256)
Balance June 30, 2018	62,214	622	791,148	140,033	(54,293)	—	877,510
Employee stock compensation	17	—	10,218	—	—	—	10,218
Deferred compensation	—	—	714	2,430	—	—	3,144
Proceeds from stock issuances under employee plans	49	1	3,430	—	—	—	3,431
Cash dividends declared	—	—	—	(37,054)	—	—	(37,054)
Repurchase and retirement of common shares	(507)	(5)	(5,903)	(48,656)	—	—	(54,564)
Noncontrolling interest	—	—	—	—	—	279	279
Net income	—	—	—	95,529	—	—	95,529
Other comprehensive loss	—	—	—	—	(241)	—	(241)
Balance September 30, 2018	61,773	$618	$799,607	$152,282	$(54,534)	$279	$898,252

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2019	2018
Operating Activities:
Net income	$224,929	$243,783
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	173,003	155,910
Noncash compensation	56,559	43,219
Noncash income from financial services	(23,704)	(22,232)
Deferred income taxes	(9,134)	(4,171)
Impairment charges	3,558	21,716
Other, net	1,575	(9,618)
Changes in operating assets and liabilities:
Trade receivables	(23,613)	(991)
Inventories	(304,261)	(201,229)
Accounts payable	239,226	90,842
Accrued expenses	75,293	1,620
Income taxes payable/receivable	19,680	28,715
Prepaid expenses and others, net	3,020	6,574
Net cash provided by operating activities	436,131	354,138
Investing Activities:
Purchase of property and equipment	(189,336)	(157,763)
Investment in finance affiliate, net	11,703	22,207
Investment in other affiliates, net	—	7,366
Acquisition of businesses, net of cash acquired	(1,800)	(729,925)
Net cash used for investing activities	(179,433)	(858,115)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	2,654,218	2,845,688
Repayments under debt arrangements / finance lease obligations	(2,831,666)	(1,970,701)
Repurchase and retirement of common shares	(6,997)	(246,931)
Cash dividends to shareholders	(111,722)	(112,748)
Proceeds from stock issuances under employee plans	8,165	47,158
Net cash (used for) provided by financing activities	(288,002)	562,466
Impact of currency exchange rates on cash balances	(3,092)	(5,904)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,396)	52,585
Cash, cash equivalents and restricted cash at beginning of period	193,126	161,618
Cash, cash equivalents and restricted cash at end of period	$158,730	$214,203

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$63,733	$33,218
Income taxes paid	$48,914	$40,178

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$122,216	$183,411
Other long-term assets	36,514	30,792
Total	$158,730	$214,203
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,683	$48,683	$—	$—
Foreign exchange contracts, net	964	—	964	—
Total assets at fair value	$49,647	$48,683	$964	$—
Non-qualified deferred compensation liabilities	$(48,683)	$(48,683)	$—	$—
Interest rate contracts, net	(9,589)	—	(9,589)	—
Total liabilities at fair value	$(58,272)	$(48,683)	$(9,589)	$—

	Fair Value Measurements as of December 31, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,545	$48,545	$—	$—
Foreign exchange contracts, net	3,128	—	3,128	—
Total assets at fair value	$51,673	$48,545	$3,128	$—
Non-qualified deferred compensation liabilities	$(48,545)	$(48,545)	$—	$—
Interest rate contracts, net	(2,665)	—	(2,665)	—
Total liabilities at fair value	$(51,210)	$(48,545)	$(2,665)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At September 30, 2019 and December 31, 2018, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,873,437,000 and $2,013,684,000, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,783,623,000 and $1,962,570,000 as of September 30, 2019 and December 31, 2018, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and purchased components	$385,735	$233,258
Service parts, garments and accessories	375,709	342,593
Finished goods	566,021	442,003
Less: reserves	(57,355)	(48,343)
Inventories	$1,270,110	$969,511

Product warranties. Polaris provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company, through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors that could have an impact on the warranty reserve include the following: change in manufacturing quality, shifts in product mix, changes in warranty coverage periods, weather and its impact on product usage, product recalls and changes in sales volume.

The activity in the warranty reserve during the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$132,758	$106,155	$121,824	$123,840
Additions to reserve related to acquisitions	—	13,799	8,809	13,799
Additions charged to expense	31,359	37,741	94,232	79,913
Warranty claims paid, net	(27,003)	(35,151)	(87,751)	(95,008)
Balance at end of period	$137,114	$122,544	$137,114	$122,544

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
The Company made an accounting policy election to not record leases with an initial term of 12 months or less on the balance sheet. The Company also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as a lease cost.
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
Stranded Tax Effects. Effective January 1, 2019 the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As a result of the adoption of ASU 2018-02, the Company recorded a $668,000 reclassification to decrease Accumulated Other Comprehensive Income and increase Retained Earnings.
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

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	Three months ended September 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$950,024	$127,419	$92,268	—	$119,078	$1,288,789
PG&A	202,381	22,481	21,735	$236,261	—	482,858
Total revenue	$1,152,405	$149,900	$114,003	$236,261	$119,078	$1,771,647

Revenue by geography
United States	$964,052	$105,566	$60,900	$224,090	$117,239	$1,471,847
Canada	91,078	7,865	380	12,171	1,839	113,333
EMEA	63,436	21,668	52,294	—	—	137,398
APLA	33,839	14,801	429	—	—	49,069
Total revenue	$1,152,405	$149,900	$114,003	$236,261	$119,078	$1,771,647

	Three months ended September 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$851,733	$134,410	$78,312	—	$134,321	$1,198,776
PG&A	183,821	20,906	17,939	$229,973	—	452,639
Total revenue	$1,035,554	$155,316	$96,251	$229,973	$134,321	$1,651,415

Revenue by geography
United States	$866,289	$116,072	$51,363	$217,816	$132,139	$1,383,679
Canada	70,765	9,712	837	12,157	2,182	95,653
EMEA	64,218	15,706	42,893	—	—	122,817
APLA	34,282	13,826	1,158	—	—	49,266
Total revenue	$1,035,554	$155,316	$96,251	$229,973	$134,321	$1,651,415

	Nine months ended September 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$2,515,147	$399,189	$275,589	—	$486,313	$3,676,238
PG&A	554,026	65,426	65,294	$685,668	—	1,370,414
Total revenue	$3,069,173	$464,615	$340,883	$685,668	$486,313	$5,046,652

Revenue by geography
United States	$2,544,776	$293,646	$170,729	$654,880	$475,302	$4,139,333
Canada	216,932	24,300	3,583	30,788	11,011	286,614
EMEA	207,919	101,091	164,564	—	—	473,574
APLA	99,546	45,578	2,007	—	—	147,131
Total revenue	$3,069,173	$464,615	$340,883	$685,668	$486,313	$5,046,652

	Nine months ended September 30, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Consolidated
Revenue by product type
Wholegoods	$2,356,086	$395,189	$263,874	—	$134,321	$3,149,470
PG&A	502,873	63,096	59,122	$676,859	—	1,301,950
Total revenue	$2,858,959	$458,285	$322,996	$676,859	$134,321	$4,451,420

Revenue by geography
United States	$2,347,202	$313,530	$151,157	$644,382	$132,139	$3,588,410
Canada	197,096	27,421	16,422	32,477	2,182	275,598
EMEA	207,779	74,044	151,982	—	—	433,805
APLA	106,882	43,290	3,435	—	—	153,607
Total revenue	$2,858,959	$458,285	$322,996	$676,859	$134,321	$4,451,420

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
Deferred revenue
The Company finances its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The Company expects to recognize approximately $30,703,000 of the unearned amount over the next 12 months and $41,688,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$67,681	$52,620	$59,915	$45,760
New contracts sold	11,119	8,054	32,504	25,226
Less: reductions for revenue recognized	(6,409)	(5,088)	(20,028)	(15,400)
Balance at end of period (1)	$72,391	$55,586	$72,391	$55,586

(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $30,703,000 and $23,893,000 at September 30, 2019 and 2018, respectively, while the amount recorded in other long-term liabilities totaled $41,688,000 and $31,693,000 at September 30, 2019 and 2018, respectively.

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
The consolidated statements of income for the three and nine months ended September 30, 2019 include $119,078,000 and $486,313,000 of net sales, and $22,335,000 and $98,976,000 of gross profit, respectively, related to Boat Holdings.
The following table summarizes the final fair values assigned to the Boat Holdings net assets acquired and the determination of net assets (in thousands):

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales	$1,771,647	$1,651,415	$5,046,652	$4,802,580
Net income	89,478	99,224	228,004	268,660

Basic earnings per share	$1.46	$1.60	$3.71	$4.27
Diluted earnings per common share	$1.44	$1.56	$3.67	$4.16

The results for the three and nine month periods ended September 30, 2019 have been adjusted to exclude the impact of approximately $1,431,000 and $3,905,000 of integration and acquisition-related costs (pre-tax) incurred by the Company that are directly attributable to the transaction, respectively.

The results for the three and nine month periods ended September 30, 2018 have been adjusted to include the pro forma impact of amortization of intangible assets and the depreciation of property, plant, and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; and the pro forma tax effect of both income before taxes and the pro forma adjustments. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.
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
Total share-based compensation expenses were comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Option awards	$6,936	$6,821	$15,049	$16,636
Other share-based awards	12,755	(748)	37,212	18,988
Total share-based compensation before tax	19,691	6,073	52,261	35,624
Tax benefit	4,686	1,446	12,438	8,479
Total share-based compensation expense included in net income	$15,005	$4,627	$39,823	$27,145

In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2019, there was $111,397,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.46 years. Included in unrecognized share-based compensation expense is approximately $29,706,000 related to stock options and $81,691,000 for restricted stock.

Note 5. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at September 30, 2019	Maturity	September 30, 2019	December 31, 2018
Revolving loan facility	1.71%	July 2023	$60,582	$187,631
Term loan facility	3.29%	July 2023	1,105,000	1,150,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Senior notes—fixed rate	4.23%	July 2028	350,000	350,000
Finance lease obligations	5.17%	Various through 2029	16,069	17,587
Notes payable and other	4.23%	Various through 2030	81,388	87,608
Debt issuance costs			(4,416)	(5,256)
Total debt, finance lease obligations, and notes payable			$1,783,623	$1,962,570
Less: current maturities			66,664	66,543
Total long-term debt, finance lease obligations, and notes payable			$1,716,959	$1,896,027

In July 2018, Polaris amended its unsecured revolving loan facility to increase the facility to $700,000,000 and increase its term loan facility to $1,180,000,000, of which $1,105,000,000 is outstanding as of September 30, 2019. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Under the facility, the Company is required to make principal payments totaling $59,000,000 over the next 12 months, which are classified as current maturities in the consolidated balance sheets.
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
The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants at September 30, 2019.
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
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76,733,000, of which $71,722,000 is outstanding as of September 30, 2019. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $9,666,000 is outstanding as of September 30, 2019. The outstanding balance is included in Notes payable and other. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Goodwill	$654,544	$647,077
Other intangible assets, net	840,102	870,517
Total goodwill and other intangible assets, net	$1,494,646	$1,517,594

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows (in thousands):

Nine months ended September 30, 2019
Goodwill, beginning of period	$647,077
Goodwill adjustments related to businesses acquired	10,682
Currency translation effect on foreign goodwill balances	(3,215)
Goodwill, end of period	$654,544

The components of other intangible assets were as follows (in thousands):

	Total estimated life (years)	September 30, 2019	December 31, 2018
Non-amortizable—indefinite lived:
Brand/trade names		$441,746	$442,299
Amortizable:
Non-compete agreements	4	2,630	2,630
Dealer/customer related	5-20	505,150	506,401
Developed technology	5-7	13,158	13,323
Total amortizable		520,938	522,354
Less: Accumulated amortization		(122,582)	(94,136)
Net amortized other intangible assets		398,356	428,218
Total other intangible assets, net		$840,102	$870,517

Amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 was $10,428,000 and $10,403,000, respectively. Estimated amortization expense for the remainder of 2019 through 2024 is as follows: 2019 (remainder), $10,261,000; 2020, $35,978,000; 2021, $33,240,000; 2022, $28,281,000; 2023, $25,757,000; 2024, $25,054,000; and after 2024, $239,785,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 7. Shareholders’ Equity
During the nine months ended September 30, 2019, Polaris paid $6,997,000 to repurchase approximately 81,000 shares of its common stock. As of September 30, 2019, the Board of Directors has authorized the Company to repurchase up to an additional 3,170,000 shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions. Polaris paid a regular cash dividend of $0.61 per share on September 16, 2019 to holders of record at the close of business on September 3, 2019.

Cash dividends declared and paid per common share for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cash dividends declared and paid per common share	$0.61	$0.60	$1.83	$1.80

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding	61,143	61,927	61,064	62,630
Director Plan and deferred stock units	212	181	205	175
ESOP	125	99	125	89
Common shares outstanding—basic	61,480	62,207	61,394	62,894
Dilutive effect of Omnibus Plan	785	1,339	758	1,656
Common and potential common shares outstanding—diluted	62,265	63,546	62,152	64,550

During the three and nine months ended September 30, 2019, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 4,333,000 and 4,157,000, respectively, compared to 1,785,000 and 1,713,000 for the same periods in 2018.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in thousands):

	Foreign Currency Items	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(60,504)	$423	$(2,892)	$(62,973)
Reclassification to the statement of income	—	(2,711)	187	(2,524)
Reclassification to retained earnings	—	—	(668)	(668)
Change in fair value	(13,189)	(4,237)	—	(17,426)
Balance as of September 30, 2019	$(73,693)	$(6,525)	$(3,373)	$(83,591)

The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Foreign currency contracts	Other expense, net	$458	$4,587	$2,591	$6,681
Foreign currency contracts	Cost of sales	266	(62)	552	460
Interest rate contracts	Interest expense	(327)	—	(432)	—
Retirement plan activity	Operating expenses	(61)	(66)	(187)	(196)
Total		$336	$4,459	$2,524	$6,945

The net amount of the existing gains or losses at September 30, 2019 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 12 for further information regarding derivative activities.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of Polaris’ United States sales of snowmobiles, off-road vehicles (“ORV”), motorcycles, and related PG&A, whereby Polaris receives payment within a few days of shipment of the product.
Polaris’ subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification (“ASC”) Topic 860. Polaris’ allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement, as amended and extended in August 2019, is effective through February 2027.
Polaris’ total investment in Polaris Acceptance of $104,060,000 at September 30, 2019 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2019, the outstanding amount of net receivables financed for dealers under this arrangement was $1,391,155,000, which included $660,165,000 in the Polaris Acceptance portfolio and $730,990,000 of receivables within the Securitization Facility (“Securitized Receivables”).
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At September 30, 2019, the potential aggregate repurchase obligation was approximately $165,400,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 9. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. The Company had $1,000,000 and $6,133,000 of such investments as of September 30, 2019, and December 31, 2018, respectively, and are recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
During 2018, the Company had an investment in Eicher-Polaris Private Limited (“EPPL”), a joint venture established in 2012 with Eicher Motors Limited (“Eicher”) intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. However, during the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the closure, the Company recognized $0 and $23,447,000 of costs, including impairment, associated with the wind-down of EPPL for the three and nine months ended September 30, 2018, respectively. No such costs were recorded in 2019. The investment was fully impaired as of September 30, 2019 and December 31, 2018.

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

	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$107,906
Finance lease assets	Property and equipment, net (1)	12,451
Total leased assets		$120,357
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$34,179
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1,229
Long-term
Operating lease liabilities	Long-term operating lease liabilities	76,390
Finance lease liabilities	Finance lease obligations	14,840
Total lease liabilities		$126,638
(1) Finance lease assets are recorded net of accumulated amortization of $7,024,000 as of September 30, 2019.

Lease Cost	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost (1)	Operating expenses and cost of sales	$10,779	$31,373
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	364	1,108
Interest on lease liabilities	Interest expense	207	660
Sublease income	Other (income) expense, net	(581)	(1,737)
Total lease cost		$10,769	$31,404
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases	Total
2019 (remainder)	$10,193	$518	$10,711
2020	35,027	2,075	37,102
2021	25,430	2,063	27,493
2022	17,561	2,026	19,587
2023	12,828	2,025	14,853
Thereafter	17,793	11,790	29,583
Total lease payments	$118,832	$20,497	$139,329
Less: interest	8,263	4,428
Present value of lease payments	$110,569	$16,069
(1) Operating lease payments include $3,594,000 related to options to extend lease terms that are reasonably certain of being exercised.
Leases that the Company has signed but have not yet commenced are immaterial.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.36
Finance leases	9.72
Weighted-average discount rate
Operating leases	3.34%
Finance leases	5.17%

Other Information	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,538
Operating cash flows from finance leases	651
Financing cash flows from finance leases	935
Leased assets obtained in exchange for new operating lease liabilities	18,562

Note 11. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2019, the Company had an accrual of $56,812,000 for the probable payment of pending claims related to continuing product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the accompanying consolidated balance sheets.
Litigation. Polaris is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, product liability claims, and putative class action lawsuits. As of September 30, 2019, the Company is party to three putative class actions pending against Polaris in the United States. Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that Polaris violated various California consumer protection laws. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.
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
At September 30, 2019 and December 31, 2018, the Company had the following open foreign currency contracts (in thousands):

	September 30, 2019		December 31, 2018
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$8,695	$288	$—	$—
Canadian Dollar	136,559	33	55,133	2,564
Mexican Peso	14,321	643	19,222	564
Total	$159,575	$964	$74,355	$3,128

These contracts, with maturities through September 2020, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At September 30, 2019 and December 31, 2018, the Company had the following open interest rate swap contracts (in thousands):

		September 30, 2019		December 31, 2018
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25,000	$(98)	$25,000	$397
September 28, 2018	September 30, 2019	—	—	250,000	(163)
September 30, 2019	September 30, 2023	150,000	(9,119)	150,000	(2,899)
May 3, 2019	May 3, 2020	100,000	(372)	—	—
Total		$275,000	$(9,589)	$425,000	$(2,665)

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
The table below summarizes the carrying values of derivative instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	Carrying Values of Derivative Instruments as of September 30, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$964	$—	$964
Interest rate contracts	—	(9,589)	(9,589)
Total derivatives designated as hedging instruments	$964	$(9,589)	$(8,625)

	Carrying Values of Derivative Instruments as of December 31, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$3,128	$—	$3,128
Interest rate contracts	—	(2,665)	(2,665)
Total derivatives designated as hedging instruments	$3,128	$(2,665)	$463

Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portions of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2019 were $(449,000) and $(6,948,000), respectively, compared to $(2,111,000) and $2,998,000 for the same respective periods in 2018.
See Note 7 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month period ended September 30, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales
ORV/Snowmobiles	$1,152,405	$1,035,554	$3,069,173	$2,858,959
Motorcycles	149,900	155,316	464,615	458,285
Global Adjacent Markets	114,003	96,251	340,883	322,996
Aftermarket	236,261	229,973	685,668	676,859
Boats	119,078	134,321	486,313	134,321
Total sales	$1,771,647	$1,651,415	$5,046,652	$4,451,420
Gross profit
ORV/Snowmobiles	$323,940	$290,631	$888,864	$831,413
Motorcycles	11,940	19,577	45,704	60,817
Global Adjacent Markets	31,138	24,155	94,851	83,520
Aftermarket	61,794	66,092	173,483	182,291
Boats	22,335	20,253	98,976	20,253
Corporate	(14,605)	(19,438)	(76,440)	(68,367)
Total gross profit	$436,542	$401,270	$1,225,438	$1,109,927

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2019 compared to the three and nine month periods ended September 30, 2018. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
We reported net income of $88.4 million, or $1.42 per diluted share, compared to 2018 third quarter net income of $95.5 million, or $1.50 per diluted share. Third quarter sales totaled $1,771.6 million, an increase of seven percent from last year’s third quarter sales of $1,651.4 million. Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America was flat in the third quarter of 2019. Our third quarter sales to North American customers increased seven percent, driven by growth in side-by-side sales. Our sales to customers outside of North America increased eight percent, primarily driven by growth in ORV, Indian Motorcycles and Global Adjacent Markets.
Our gross profit of $436.5 million increased nine percent from $401.3 million in the comparable prior year third quarter. The increase in gross profit margin was primarily due to favorable mix partially offset by tariff costs. In addition, the prior year includes acquisition-related costs and Victory Motorcycle wind-down costs. Our liquidity remained adequate with $122.2 million of cash on hand and $639.3 million of availability on the revolving loan facility at September 30, 2019.

Results of Operations
Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2019 to the third quarter of 2018, and all “year-to-date” comparisons are from the nine month period ended September 30, 2019 to the nine month period ended September 30, 2018.
Sales:
Quarter sales were $1,771.6 million, a seven percent increase from $1,651.4 million of quarter sales in the prior year. Year-to-date sales were $5,046.7 million, a 13 percent percent increase from $4,451.4 million of sales in the comparable prior year period. The consolidated statement of income for the three and nine months ended September 30, 2019 includes $119.1 million and $486.3 million of sales related to Boat Holdings. The following table is an analysis of the percentage change in total Company sales:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Volume	3%	1%
Product mix and price	5	5
Acquisitions	—	8
Currency	(1)	(1)
	7%	13%
Product mix and price contributed a five percent increase to sales for the quarter and year-to-date periods, primarily due to higher average selling prices for ORVs. Acquisitions contributed an eight percent increase to sales for the year-to-date period, primarily due to the Boat Holdings acquisition in July 2018.
Our sales by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
ORV/Snowmobiles	$1,152.4	65%	$1,035.5	63%	11%	$3,069.2	61%	$2,858.9	64%	7%
Motorcycles	149.9	9%	155.3	9%	(3)%	464.6	9%	458.3	10%	1%
Global Adjacent Markets	114.0	6%	96.3	6%	18%	340.9	7%	323.0	7%	6%
Aftermarket	236.2	13%	230.0	14%	3%	685.7	13%	676.9	16%	1%
Boats	119.1	7%	134.3	8%	(11)%	486.3	10%	134.3	3%	NM
Total sales	$1,771.6	100%	$1,651.4	100%	7%	$5,046.7	100%	$4,451.4	100%	13%
NM = not meaningful
ORV/Snowmobiles
ORVs: Quarter and year-to-date ORV sales, inclusive of PG&A sales, increased seven and five percent, respectively, driven by higher prices and growth in side-by-side and PG&A sales. Polaris North American ORV unit retail sales to consumers were flat for the third quarter of 2019 with side-by-side vehicles up low-single digits percent and ATV vehicles down mid-single digits percent compared to the prior year period. The Company estimates that North American industry ORV retail sales were up mid-single digits percent from the third quarter of 2018. Polaris’ North American dealer unit inventory was up mid-single digits percent compared to the third quarter of 2018. For the third quarter of 2019, the average ORV per unit sales price increased high-single digits percent compared to the third quarter of 2018’s per unit sales price, driven by favorable mix and price increases.
Snowmobiles: Quarter and year-to-date Snowmobile sales, inclusive of PG&A sales, were $126.4 million and $186.8 million, respectively, compared to $80.4 million and $125.7 million in the comparable prior year periods. The increases of 57 and 49 percent were driven by the timing of shipments for the Company’s pre-season snowmobile orders.
Motorcycles
Quarter-to-date motorcycle sales, inclusive of PG&A sales, were down three percent driven by declines in Slingshot and Indian Motorcycle sales. Year-to-date motorcycle sales, inclusive of PG&A sales, were up one percent driven by growth in Indian Motorcycle sales, partially offset by lower Slingshot sales. North American unit retail sales for Polaris’ motorcycle segment, including both Indian Motorcycles and Slingshot, decreased low-double digit percent during the third quarter of 2019. Indian Motorcycle retail sales decreased mid-teens percent during the quarter. Slingshot’s retail sales decreased low-single digits percent during the quarter. The Company estimates North American industry retail sales for mid to heavy-weight motorcycles, including three-wheel vehicles, decreased low-single digits percent in the third quarter of 2019. Polaris’ North American dealer unit inventory was up low-single digits percent compared to the third quarter of 2018. The quarter average per unit sales price was down low-single digits percent compared to the third quarter of 2018, driven by mix.

Global Adjacent Markets
Quarter and year-to-date Global Adjacent Markets sales, inclusive of PG&A sales, increased 18 percent and six percent, respectively, primarily due to increased sales in our commercial, government, and defense business, and growth in Polaris Adventures business.
Aftermarket
Quarter and year-to-date Aftermarket sales, which includes Transamerican Auto Parts (“TAP”), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased three and one percent, respectively, due to increased sales in TAP and in the other aftermarket brands. TAP’s sales were up two percent compared to the third quarter of 2018, and approximately flat compared to the nine month period ended September 30, 2018, driven by strong retail sales, partially offset by lower wholesale sales.
Boats
Quarter-to-date Boat segment sales decreased 11 percent to $119.1 million for the third quarter of 2019, primarily due to a slowing marine industry. Year-to-date Boat segment sales were $486.3 million.
Sales by Geography
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
United States	$1,471.8	83%	$1,383.7	84%	6%	$4,139.3	82%	$3,588.4	81%	15%
Canada	113.3	6%	95.7	6%	18%	286.6	6%	275.6	6%	4%
Other foreign countries	186.5	11%	172.0	10%	8%	620.8	12%	587.4	13%	6%
Total sales	$1,771.6	100%	$1,651.4	100%	7%	$5,046.7	100%	$4,451.4	100%	13%

United States: Quarter-to-date sales in the United States increased six percent compared to 2018, primarily due to growth in side-by-side and PG&A sales. Year-to-date sales in the United States increased 15 percent compared to 2018, primarily due to the addition of Boat Holdings.
Canada: Sales in Canada increased 18 and four percent for the quarter and year-to-date periods, primarily due to timing of shipments for the Company's pre-season snowmobile orders.
Other foreign countries: Sales in other foreign countries, primarily Europe, increased eight percent and six percent for the quarter and year-to-date periods compared to 2018. Currency rate movements had an unfavorable impact of four and five percentage points on quarter and year-to-date sales, respectively, which was partially offset by strong Indian Motorcycle and Global Adjacent Markets sales.
Cost of Sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2019	Percent of Total Cost of Sales	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018	2019	Percent of Total Cost of Sales	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018
Purchased materials and services	$1,144.8	86%	$1,078.9	86%	6%	$3,283.0	86%	$2,894.7	87%	13%
Labor and benefits	114.4	9%	96.0	8%	19%	328.9	9%	267.1	8%	23%
Depreciation and amortization	44.5	3%	37.5	3%	19%	115.1	3%	99.8	3%	15%
Warranty costs	31.4	2%	37.7	3%	(17)%	94.2	2%	79.9	2%	18%
Total cost of sales	$1,335.1	100%	$1,250.1	100%	7%	$3,821.2	100%	$3,341.5	100%	14%
Percentage of sales	75.4%		75.7%	-34 basis points		75.7%		75.1%	+65 basis points
Cost of sales increased during the quarter due to increased sales and tariff costs. Cost of sales increased during the year-to-date periods due to the addition of Boat Holdings, increased sales and tariff costs.

 Gross Profit:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2019	Percent of Sales	2018	Percent of Sales	Change 2019 vs. 2018	2019	Percent of Sales	2018	Percent of Sales	Change 2019 vs. 2018
ORV/Snowmobiles	$323.9	28.1%	$290.6	28.1%	11%	$888.9	29.0%	$831.4	29.1%	7%
Motorcycles	11.9	8.0%	19.6	12.6%	(39)%	45.7	9.8%	60.8	13.3%	(25)%
Global Adjacent Markets	31.2	27.3%	24.2	25.1%	29%	94.8	27.8%	83.5	25.9%	14%
Aftermarket	61.8	26.2%	66.1	28.7%	(7)%	173.5	25.3%	182.3	26.9%	(5)%
Boats	22.3	18.8%	20.3	15.1%	10%	99.0	20.4%	20.3	15.1%	NM
Corporate	(14.6)		(19.5)			(76.5)		(68.4)
Total gross profit dollars	$436.5		$401.3		9%	$1,225.4		$1,109.9		10%
Percentage of sales	24.6%		24.3%	+34 basis points		24.3%		24.9%	-65 basis points
NM = not meaningful
Consolidated. Consolidated gross profit, as a percentage of sales, increased quarter-to-date primarily due to favorable mix and higher average selling prices, partially offset by tariff costs. In addition, the prior year includes acquisition-related costs and Victory Motorcycle wind-down costs. Consolidated gross profit, as a percentage of sales, decreased year-to-date primarily due to tariff costs and the addition of Boat Holdings, which has lower gross profit margins, partially offset by increased productivity, favorable mix and higher average selling prices. We expect additional tariff costs to continue throughout the remainder of 2019 and adversely affect our gross profit.
ORV/Snowmobiles. Gross profit, as a percentage of sales, was flat quarter-to-date and decreased slightly for the year-to-date period, primarily due to tariff costs partially offset by price increases.
Motorcycles. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to tariff costs and negative mix.
Global Adjacent Markets. Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, primarily due to favorable product mix.
Aftermarket. Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to tariff costs.
Boats. Segment gross profit was $22.3 million and $99.0 million in the quarter and year-to-date periods.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Change 2019 vs. 2018	2019	2018	Change 2019 vs. 2018
Selling and marketing	$149.8	$128.9	16%	$419.6	$369.5	14%
Research and development	77.3	64.2	20%	220.9	197.7	12%
General and administrative	100.8	90.6	11%	297.8	262.2	14%
Total operating expenses	$327.9	$283.7	16%	$938.3	$829.4	13%
Percentage of sales	18.5%	17.2%	+133 basis points	18.6%	18.6%	-4 basis points
Operating expenses, in absolute dollars, for the quarter and year-to-date period increased primarily due to the addition of the new multi-brand distribution center in Nevada, the costs associated with the 65th anniversary celebration and summer dealer meeting, and ongoing investment in research and development. The Boat Holdings acquisition, completed during the third quarter of 2018, also contributed to the year-to-date increase.

Income from Financial Services:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Change 2019 vs. 2018	2019	2018	Change 2019 vs. 2018
Income from financial services	$21.6	$21.3	1%	$60.2	$64.1	(6)%
Percentage of sales	1.2%	1.3%	-7 basis points	1.2%	1.4%	-25 basis points
The increase for the quarter in income from financial services is primarily due to higher wholesale credit income from Polaris Acceptance due to higher dealer inventory levels, while retail credit income declined slightly due to lower retail penetration rates during the quarter. The decrease for the year-to-date period in income from financial services is due to lower retail credit penetration rates. Further discussion is included in the “Liquidity and Capital Resources” section below.
Remainder of the Statement of Income:

	Three months ended September 30,			Nine months ended September 30,
($ in millions, except per share data)	2019	2018	Change 2019 vs. 2018	2019	2018	Change 2019 vs. 2018
Interest expense	$19.7	$19.8	0%	$60.8	$37.1	64%
Equity in loss of other affiliates	$4.1	$0.1	NM	$5.1	$25.6	(80)%
Other income, net	$(1.7)	$(4.1)	(59)%	$(5.5)	$(27.7)	(80)%

Income before taxes	$108.2	$123.1	(12)%	$286.9	$309.6	(7)%
Provision for income taxes	$19.8	$27.5	(28)%	$62.0	$65.8	(6)%
Effective income tax rate	18.3%	22.4%	-409 basis pts	21.6%	21.3%	+34 basis pts

Net income attributable to Polaris Inc.	$88.4	$95.5	(7)%	$225.0	$243.8	(8)%
Diluted net income per share attributable to Polaris Inc. common shareholders:	$1.42	$1.50	(5)%	$3.62	$3.78	(4)%
Weighted average diluted shares outstanding	62.3	63.5	(2)%	62.2	64.6	(4)%
NM = not meaningful
Interest expense: Year-to-date interest expense increased primarily due to increased debt levels to finance the Boat Holdings acquisition and higher interest rates on our variable interest rate debt.
Equity in loss of other affiliates: Equity in loss of other affiliates increased in the quarter primarily due to the write-down of certain investments during the quarter. Equity in loss of other affiliates decreased in the year-to-date period due to a decrease in costs, including impairment, associated with the wind-down of our investment in the Eicher-Polaris Private Limited joint venture.
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
Provision for income taxes: The decrease in the effective income tax rate for the third quarter of 2019 as compared to the same period in 2018 is primarily due to additional Section 199 benefits realized from the filing of amended tax returns. The increase in the effective income tax rate for the first nine months of 2019 as compared to the same period in 2018 is primarily due to a decrease in excess tax benefits related to stock-based compensation, partially offset by the filing of various amended tax returns.
Weighted average shares outstanding: Over the time period within and between the comparable quarter and year-to-date periods, weighted average shares outstanding decreased approximately two and four percent, respectively, due to share repurchases made in 2018.
Cash Dividends:

We paid a regular cash dividend of $0.61 per share on September 16, 2019 to holders of record at the close of business on September 3, 2019.

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2019	2018	Change
Total cash provided by (used for):
Operating activities	$436.1	$354.1	$82.0
Investing activities	(179.4)	(858.1)	678.7
Financing activities	(288.0)	562.5	(850.5)
Impact of currency exchange rates on cash balances	(3.1)	(5.9)	2.8
Increase in cash, cash equivalents and restricted cash	$(34.4)	$52.6	$(87.0)
Operating activities: Net cash provided by operating activities was $436.1 million for the nine months ended September 30, 2019, compared to $354.1 million for the same period in 2018. The $82.0 million increase in net cash provided by operating activities was primarily the result of an $83.8 million decrease in net working capital, driven by the timing of payments for accrued expenses.
Investing activities: The primary use of cash during the quarter was for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development. The primary use of cash in the prior year comparable period was for the acquisition of Boat Holdings.
Financing activities: Cash used for financing activities changed primarily due to increased net repayments under debt arrangements, finance lease obligations and notes payable. We recorded $177.4 million of net repayments for the nine months ended September 30, 2019, compared to $875.0 million of net borrowings for the comparable period in 2018. Common stock repurchases were $7.0 million and $246.9 million for the nine months ended September 30, 2019 and 2018, respectively, and proceeds from the issuance of stock under employee plans were $8.2 million and $47.2 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, we paid cash dividends of $111.7 million and $112.7 million for the nine months ended September 30, 2019 and 2018, respectively.
The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Debt and Capital
We are party to an unsecured $700.0 million variable interest rate revolving loan facility, a Master Note Purchase Agreement, as amended and supplemented, and a $1,180.0 million term loan facility, under which we have unsecured borrowings. As of September 30, 2019, we have $639.3 million of availability on the revolving loan facility.
We enter into leasing arrangements to finance the use of certain property and equipment.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76.7 million, of which $71.7 million is outstanding as of September 30, 2019. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
We have a mortgage note payable agreement for land, on which we built our Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $9.7 million is outstanding as of September 30, 2019. The payment of principal and interest for the note payable is forgivable if we satisfy certain job commitments over the term of the note. We have met the required commitments to date and expect to comply with the commitments in the future.

Debt, finance lease obligations, notes payable, and the average related interest rates at September 30, 2019 were as follows:

($ in millions)	Average interest rate at September 30, 2019	Maturity	September 30, 2019
Revolving loan facility	1.71%	July 2023	$60.6
Term loan facility	3.29%	July 2023	1,105.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.17%	Various through 2029	16.1
Notes payable and other	4.23%	Various through 2030	81.4
Debt issuance costs			(4.4)
Total debt, finance lease obligations, and notes payable			$1,783.7
Less: current maturities			66.7
Long-term debt, finance lease obligations, and notes payable			$1,717.0
Our debt to total capital ratio was 64 percent at September 30, 2019. Additionally, at September 30, 2019, we had letters of credit outstanding of $13.1 million, primarily related to purchase obligations for raw materials.
Share Repurchases
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 87.3 million shares have been repurchased cumulatively from 1996 through September 30, 2019. We repurchased approximately 0.1 million shares of our common stock for $7.0 million during the first nine months of 2019, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 3.2 million shares of our common stock as of September 30, 2019. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Other Financial Arrangements
Polaris Acceptance, a joint venture between Polaris and Wells Fargo Commercial Distribution Finance Corporation (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of our U.S. sales of snowmobiles, ORVs, motorcycles, and related PG&A, whereby we receive payment within a few days of shipment of the product. The partnership agreement is effective through February 2027.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. At September 30, 2019, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,391.2 million, a 12 percent increase from $1,237.7 million at September 30, 2018.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at September 30, 2019 was $104.1 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At September 30, 2019, the potential aggregate repurchase obligation was approximately $165.4 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
We have agreements with certain financial institutions, under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At September 30, 2019, the agreements in place were as follows:

Financial institution	Agreement expiration date
Performance Finance	December 2026
Sheffield Financial	December 2020
Synchrony Bank	December 2025

Inflation and Foreign Exchange Rates
The changing relationships of the U.S. dollar to the Mexican peso, the Canadian dollar, the Australian dollar, the Euro, the Swiss franc and other foreign currencies have had a material impact from time to time. We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts.
Mexican Peso: With increased production at our Monterrey, Mexico facility, our costs in the Mexican peso have continued to increase. We also market and sell to customers in Mexico through a wholly owned subsidiary. Fluctuations in the peso to U.S. dollar exchange rate primarily impact sales, cost of sales and net income.
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
At September 30, 2019, we had the following open foreign currency hedging contracts:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$8,695	$0.70 to 1 AUD
Canadian Dollar	Long	136,559	$0.75 to 1 CAD
Mexican Peso	Short	14,321	21.05 Peso to $1
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. This includes the effects of new or modified tariffs or penalties on raw materials, commodities, and products manufactured outside of the United States. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process and from time to time will enter into derivative contracts to hedge a portion of the exposure to commodity risk. At September 30, 2019, we did not have any outstanding commodity derivative contracts in place. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have a negative impact on our gross profit margins for 2019 when compared to 2018.

We are a party to a credit agreement with various lenders consisting of a $700.0 million revolving loan facility and a $1,180.0 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At September 30, 2019, we had an outstanding balance of $60.6 million on the revolving loan facility, and an outstanding balance of $1,105.0 million on the term loan facility.
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

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to expectations regarding future cash flows and capital requirements, the impact of foreign exchange rate movements on sales and net income, and commodity price changes on gross profit margins, can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates,” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs and other changes to international trade policies; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Wells Fargo, TCF Bank, Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

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
Class action lawsuits. As of the date hereof, we are party to three putative class actions pending against Polaris in the U.S., two of which were previously reported in the Company’s 10-K report for the period ended December 31, 2018.
The first putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions we reported in our April 26, 2018 quarterly report and that were filed between April 5-10, 2018: In re Polaris Marketing, Sales Practices, and Product Liability Litigation (D. Minn.), June 15, 2018.
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
The third putative class action is pending in the United States District Court for the Central District of California and alleges violations of various California consumer protection laws, including in connection with ROPS (rollover protection systems) certifications, for various Polaris products sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019.
With respect to each of these three class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
Shareholder derivative lawsuit and demand letter. On January 22, 2019, a shareholder of the Company filed a purported derivative complaint in the Hennepin County District Court for the State of Minnesota naming ten current officers and directors of the Company as defendants. The complaint alleged claims for breach of fiduciary duties, unjust enrichment, and other related theories, all relating to the Company’s product recalls, to public disclosures about the Company’s products and performance, and to stock sales by certain officers.  On July 8, 2019, the Court dismissed the action.  The shareholder did not appeal the dismissal, but has sent a demand letter to the Board of Directors of the Company asking the Board to investigate the claims underlying the complaint.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2018 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such reports, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2019	1,000	$90.18	1,000	3,174,000
August 1 — 31, 2019	1,000	$91.85	1,000	3,173,000
September 1 — 30, 2019	3,000	$84.27	3,000	3,170,000
Total	5,000	$87.25	5,000	3,170,000
(1) The Board of Directors has authorized the cumulative repurchase of up to an aggregate of 90.5 million shares of the Company’s common stock (the “Program”). Of that total, 87.3 million shares have been repurchased cumulatively from 1996 through September 30, 2019. The Program does not have an expiration date.

Item 6 – EXHIBITS
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

10.a
Second Amended and Restated Joint Venture Agreement, dated as of August 1, 2019, by and between Polaris Inc. and Wells Fargo Commercial Distribution Finance, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2019.

10.b
Third Amended and Restated Partnership Agreement, dated as of August 1, 2019, by and among Polaris Acceptance Inc. and CDF Joint Ventures, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2019.

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

101
The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on October 22, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Equity for the three and nine month periods ended September 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 22, 2019	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 22, 2019	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)