Form 10-K
period 2019-12-31
Polaris Inc.
filed 2020-02-14
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission file number 001-11411
POLARIS INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Highway 55	Medina	Minnesota	55340
(Address of Principal Executive Offices)			(Zip Code)
(763) 542-0500
Registrant's telephone number, including area code

Title of Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	PII	New York Stock Exchange

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,575,885,000 as of June 28, 2019, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date.
As of February 6, 2020, 61,562,967 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 30, 2020 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2020 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Polaris Inc., formerly known as Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include, Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles, Global Adjacent Markets vehicles, including Commercial, Government and Defense vehicles, and Boats. Polaris products, together with related Parts, Garments and Accessories (PG&A), as well as aftermarket accessories and apparel, are sold through dealers, distributors and retail stores principally located in the United States, Canada, Western Europe, Australia, and Mexico.
Industry
Off-Road Vehicles. ORVs are four-wheel vehicles designed for off-road use and traversing a wide variety of terrain, including dunes, trails, and mud. The vehicles can be multi-passenger or single passenger, are used for recreation in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The off-road vehicle industry is comprised of ATVs and side-by-side vehicles. The North American ATV industry was flat in 2019 compared to 2018 with approximately 260,000 ATVs sold, while the North American side-by-side industry was up high single-digits percent in 2019 compared to 2018, with approximately 510,000 side-by-sides sold. Internationally, ATVs and side-by-sides are sold primarily in Western European countries by similar manufacturers as in North America. We estimate that during 2019 world-wide ATV industry sales were up low single-digits percent from 2018 levels with approximately 380,000 ATVs sold worldwide. We estimate that worldwide side-by-side vehicle market sales increased high single-digits percent during 2019 over 2018 levels with over 550,000 side-by-side vehicles sold. The side-by-side market has increased consistently over the past several years primarily due to continued innovation by manufacturers. We estimate that total worldwide off-road vehicle industry sales for 2019, which include ATVs and side-by-side vehicles, were up mid singe-digits percent from 2018 levels with approximately 930,000 units sold.
Snowmobiles. Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that during the season ended March 31, 2019, world-wide industry sales of snowmobiles increased high-single digits percent from the previous season levels with approximately 135,000 units sold worldwide.
Motorcycles. Motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of several segments. We currently compete in four segments: cruisers, touring, sport bikes and standard motorcycles. We estimate that the combined 900cc and above cruiser, touring, and standard market segments (including the moto-roadster Slingshot®) decreased mid single-digits percent in 2019 compared to 2018 levels with an estimated 205,000 heavyweight and mid-sized cruiser, touring, and standard motorcycles sold in the North American market. We estimate that during 2019, worldwide combined 900cc and above cruiser, touring, and standard market segments (including Slingshot) sales decreased mid single-digits percent from 2018 levels, with an estimated 365,000 units sold worldwide.
Global Adjacent Markets. These vehicles are designed to support people mobility as well as various commercial work applications, and include products in the light-duty hauling, people mover, industrial and urban/suburban commuting sub-sectors, as well as tactical defense vehicles. We estimate the worldwide target market for Polaris’ Adjacent Markets vehicles was over $9.0 billion in 2019, which includes light duty hauling, people movers, industrial, rental, urban/suburban commuting and related quadricycles.
Aftermarket. Aftermarket parts, garments and accessories are sold through a highly fragmented industry, which includes dealers, aftermarket e-commerce, big box retailers, distributors and specialty 4x4 retailers. We estimate the market for Jeep and truck aftermarket accessories was approximately $10.0 billion in 2019, and the market for Powersports aftermarket parts, garments and accessories to be approximately $4.0 billion in 2019.
Boats. Our boats are designed to compete in key segments of the recreational marine industry, including pontoon, deck, cruiser and fishing boats. Inclusive of the segments in which we compete, we estimate total U.S. 2019 powerboats market sales were approximately $11.0 billion, with pontoon and fishing boats being two of the largest segments therein.

Market and Industry Data
We have obtained the market and industry data presented in this year’s Annual Report from a combination of internal surveys, third party information and estimates by management. There are limited sources that report on our markets and industries. As such, much of the market and industry data presented in this year’s Annual Report is based on internally-generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. While we believe internal surveys, third party information and our estimates are reliable, we have not verified them, nor have they been verified by any independent sources and we have no assurance that the information contained in third party websites is current, up-to date, or accurate. While we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, whether any such future-looking data will be accurate involves risks and uncertainties and are subject to change based on various factors, including those factors discussed under the Forward-Looking Statements and in our Risk Factors.
Products
Off-Road Vehicles. In 2019, we continued to be the North American market share leader in Off-Road Vehicles. Our Off-Road Vehicle lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, and the Sportsman ATV. The full line (excluding military vehicles) spans 63 models, including two-, four- and six-wheel drive general purpose, recreational, and commercial vehicles. 2020 model year suggested retail prices range from approximately $2,200 to $27,300 in the United States.
In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2019 ORV product introductions included the RZR PRO XP, RANGER 1000, Sportsman XP 1000 S, Scrambler XP 1000 S, and the GENERAL XP 1000.
We design, engineer, produce or supply a variety of replacement parts and Polaris Engineered Accessories for our ORVs. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, pull-behinds, cab systems, lighting and audio systems, cargo box accessories, tracks and oil. We also market a full line of gear and apparel related to our ORVs, including helmets, jackets, gloves, pants and hats. Gear and apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers, distributors, and online.
Snowmobiles. For the season ended March 31, 2019, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 30 models, ranging from youth models to utility and economy models to performance and competition models. The 2020 model year suggested retail prices range from approximately $3,000 to $15,500 in the United States. Polaris snowmobiles are sold principally in the United States, Canada, Russia and Northern Europe. Key 2019 snowmobile product introductions included the Polaris INDY XC 137, Polaris INDY XCR and the Polaris RMK KHAOS. We also manufacture a snow bike conversion kit system under the Timbersled brand. 2020 model year suggested retail prices on the Timbersled systems range from approximately $2,000 to $7,000.
We design, engineer, produce or supply a variety of replacement parts and Polaris Engineered Accessories for our snowmobiles and snow bike conversion kits. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. We also market a full line of gear and apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Gear and apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers, distributors, and online.
Motorcycles. In 2019, we held the number two position in North American market share for the 900cc+ category. Our motorcycles lineup includes Indian Motorcycle and Slingshot, a 3-wheel open air roadster. Our 2020 model year line of motorcycles for Indian Motorcycle and Slingshot consists of 25 models with suggested retail prices ranging from approximately $9,000 to $39,000 in the United States. In 2019, Indian Motorcycle debuted its much anticipated Challenger, a heavyweight touring bike. Also, Polaris Slingshot announced its all-new 2020 lineup, which is available with its new AutoDrive transmission.
We design, engineer, produce or supply a variety of replacement parts and accessories for our motorcycles. Motorcycle accessories include saddle bags, handlebars, backrests, exhausts, windshields, seats, oil and various chrome accessories. We also market a full line of gear and apparel for our motorcycles, including helmets, jackets, leathers and hats. Gear and apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Global Adjacent Markets. Our brands include GEM, Goupil, Aixam, ProXD, and Taylor-Dunn, offering low emission vehicles, light duty hauling, passenger vehicles and industrial vehicles. Across these brands we offer over 60 models with suggested retail prices ranging from approximately $6,500 to $86,200. Global Adjacent Markets also includes all business-to-business (B2B) applications of ORV, Snowmobiles, and Motorcycles outside of our traditional dealer channels. In addition, we offer ATVs and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. These vehicles provide versatile mobility for up to nine passengers, and include DAGOR, Sportsman MV and MRZR. Our standard line of military and government vehicles consists of eight models at suggested United States retail prices ranging from approximately $15,000 to $196,000.
Aftermarket. Our aftermarket portfolio of brands include Transamerican Auto Parts (“TAP”), which is a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. TAP owned brands include Pro Comp, Smittybilt, Rubicon Express, Poison Spyder, Trail Master, LRG and G2 Axle & Gear.
Other brands within our aftermarket portfolio include Kolpin, Pro Armor, Klim, 509, and Trail Tech. Aftermarket brands in our off-road category include Kolpin, a lifestyle brand specializing in purpose-built and universal-fit accessories for a variety of off-road vehicles and off-road outdoor enthusiasts, and Pro Armor, a lineup that specializes in accessories for performance side-by-side vehicles and ATVs. Aftermarket brands in our snowmobile category include Klim, which specializes in premium technical riding gear for the snowmobile, motorcycle and off-road industries, and 509, which is an aftermarket leader in snowmobile apparel, helmets and goggles.
Boats. Our brands include Bennington, Godfrey, Hurricane, Rinker, Larson, and Striper with a full offering of pontoon, deck, cruiser and fishing boats. These brands are strategically positioned with over 500 base models across a range of price points. We also offer custom layouts and features and work with numerous engine manufacturers enabling customers to build exactly what they want. Suggested retail prices range from approximately $13,000 to $400,000. In 2019, Polaris Boats, including the Bennington and Godfrey brands, was the market share leader in pontoon boats and our Hurricane brand was the market share leader in deck boats.
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
Manufacturing and Distribution Operations
Our products are primarily assembled at our 19 global manufacturing facilities. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, precision machining, welding, clutch assembly and painting. Certain other component parts are purchased from third-party vendors. Raw materials or standard parts are readily available from multiple sources for the components manufactured by us. Polaris Boats has a long-term supply contract with an engine manufacturer, which requires a certain share of total engine purchases, and includes favorable pricing, as well as various growth and volume incentives.
We do not anticipate any significant difficulties in obtaining substitute supply arrangements for other raw materials or components that we generally obtain from limited sources (however our costs could increase if we are required to switch suppliers).
Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final set-up and up-fitting is completed for certain models before shipment to dealers, distributors, and customers.
Our corporate headquarters facility is in Medina, Minnesota, and we maintain 31 other sales and administrative facilities across the world. Our products are distributed to our dealers, distributors, and customers through a network of 33 distribution centers, including third-party providers.

Production Scheduling
We produce and deliver our products throughout the year based on dealer, distributor, and customer orders. Side-by-side orders are placed in approximately two-week intervals for the high volume dealers driven by retail sales trends at the individual dealership. Smaller dealers utilize a similar process, but on a less frequent ordering cycle. Side-by-side retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. Orders for each year’s production of snowmobiles are placed by the dealers and distributors in the spring.
We utilize our Retail Flow Management (RFM) ordering system for motorcycle, side-by-side, and ATV dealers. The RFM system allows dealers to order daily, create a segment stocking order, and to reduce order fulfillment times.
For snowmobiles, we offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacturing of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season. We manufacture ORVs, motorcycles, and people mobility vehicles year round.
For boats, through the use of offseason incentive programs, we adhere to level production throughout the year, minimizing disruption to the workforce and vendor network.
Sales and Marketing
Sales of some of the Company’s product lines, such as snowmobiles and boats, are seasonal. However, certain of these products are also sold during offsetting seasons, reducing the overall seasonal impact on the Company.
Our products are sold through a network of approximately 2,200 independent dealers in North America, approximately 1,400 independent international dealers through 32 subsidiaries, and approximately 85 independent distributors in over 120 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products, however few carry our full line of products and, while relatively consistent, the actual number of dealers can vary from time to time.
ORV/Snowmobiles. We sell our ORVs directly to a network of over 1,400 dealers in North American. Many of our ORV dealers and distributors are also authorized snowmobile dealers, and are located in the snowbelt regions of the United States and Canada. We sell our snowmobiles to a network of approximately 630 dealers.
Motorcycles. Indian Motorcycle and Slingshot are distributed directly through independently owned dealers and distributors. Indian motorcycles are sold through a network of approximately 200 North American dealers, and Slingshot currently has approximately 350 North American dealers.
Global Adjacent Markets. Within Global Adjacent Markets, our vehicles each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 200 dealers. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries. Taylor-Dunn has approximately 180 United States dealers and approximately 50 international dealers.
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
Aftermarket. TAP sells through its retail stores, call center, and e-commerce sites, while also supporting numerous independent accessory retailers/installers through their wholesale distribution network. TAP conducts business through a three-pronged sales, service, and manufacturing paradigm. TAP has 95 brick-and-mortar retail centers, staffed with experienced product and installation specialists. TAP’s omni-channel retail strategy includes a significant e-commerce business with 4WheelParts.com and 4WD.com. The TAP e-commerce network facilitates consumer sales, service and support, including “pick-up-in-store.”
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
Floor plan financing. Polaris Acceptance provides floor plan financing to our ORV, snowmobile, and motorcycle dealers in the United States under our current partnership agreement with Wells Fargo. We have a 50 percent equity interest in Polaris Acceptance, and do not guarantee the outstanding indebtedness of Polaris Acceptance. As part of the agreement, Polaris sells portions of its receivable portfolio to a securitization facility (“Securitization Facility”). The partnership agreement is effective through February 2027. See Notes 6 and 10 of Notes to Consolidated Financial Statements for a discussion of this financial services arrangement.
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
A wholly-owned subsidiary of Polaris has a multi-year agreement with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which Sheffield provides installment credit lending for ORVs, snowmobiles, and certain other Polaris products expires in December 2024.
A wholly-owned subsidiary of Polaris entered into a multi-year agreement with Evergreen Bank Group, under which Performance Finance, as a division of Evergreen Bank Group, makes available closed-end installment credit to customers of our dealers for both Polaris and non-Polaris products. The current installment credit agreement under which Performance Finance provides installment credit lending for Polaris and non-Polaris products expires in December 2026. A portion of the agreement that is exclusively focused on the financing of Polaris motorcycles expires in December 2021.
A wholly-owned subsidiary of Polaris has a multi-year contract with Synchrony Bank, under which Synchrony Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. The current installment credit agreement under which Synchrony Bank provides installment credit lending for Polaris products expires in December 2025.
Marketing. Our marketing activities are designed primarily to promote and communicate directly with consumers to assist the selling and marketing efforts of our dealers and distributors. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our products directly to consumers using print advertising in the industry press and in user group publications and on the internet, social media, billboards, television and radio. We also provide media advertising and partially underwrite dealer and distributor media advertising to a degree and on terms which vary by product and from year to year. We produce promotional videos for our products, which are available to dealers for use in the showroom or at special promotions. We also provide product brochures, posters, dealer signs and miscellaneous other promotional items for use by dealers.
We spent $559.1 million, $491.8 million and $471.8 million for sales and marketing activities in 2019, 2018 and 2017, respectively.

Engineering, Research and Development, and New Product Introduction
We have approximately 1,300 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in our Roseau and Wyoming, Minnesota, Chula Vista, California facility, and Elkhart, Indiana facilities and in Burgdorf, Switzerland.
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
Intellectual Property
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations include RANGER, RZR, GENERAL, SPORTSMAN, INDIAN MOTORCYCLE, SLINGSHOT, BENNINGTON, TAYLOR-DUNN, GEM, GOUPIL, KLIM, 509, KOLPIN, and PROARMOR. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.
We continue our focus on developing and marketing innovative, proprietary products, many of which use proprietary expertise, trade secrets, and know-how. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

Competition
The off-road vehicle, snowmobile, motorcycle, boat, people mobility and work utility solutions, and aftermarket industries in the United States, Canada and other global markets are highly competitive. As a powersports original equipment manufacturer (OEM), our competition primarily comes from North American, European, and Asian manufacturers. As a boat OEM, our competition primarily comes from North American and European manufacturers. For our aftermarket business, our competition is highly fragmented across the retail and online channels. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified, benefit from different laws and regulatory schemes outside the US, and have financial and marketing resources that are substantially greater than those of Polaris.
 We believe that our products are competitively priced and our sales and marketing support programs for dealers are comparable to those provided by our competitors. Our products compete with many other recreational products for the discretionary spending of consumers, and to a lesser extent, with other vehicles designed for utility applications.
Product Safety & Regulatory Affairs
Product safety regulations. Federal, state/provincial and local governments around the world have promulgated and/or are considering promulgating laws and regulations relating to the safety of our products. For example, in the United States, the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to snowmobiles, snow-bikes and off-road vehicles. The National Highway Transportation Safety Administration (NHTSA) has federal oversight over product safety issues related to motorcycles (including Slingshot) and on-road people mobility vehicles (including GEM). The U.S. Coast Guard (part of the U.S. Department of Homeland Security) is the federal agency responsible for maritime safety, security and environmental stewardship in U.S. ports and waterways.

The Consumer Product Safety Improvement Act (the Act) requires ATV manufacturers and distributors to comply with previously voluntary American National Standards Institute (ANSI) safety standards developed by the Specialty Vehicle Institute of America (SVIA). The Act also requires CPSC to update the mandatory standard (if it deems doing so to be appropriate) based on updates to the voluntary ANSI/SVIA standards, which has occurred.  The Act also includes a provision that requires the CPSC to complete an ongoing ATV rulemaking process regarding the need for safety standards or increased safety standards for ATVs.  This process has not yet resulted in the issuance of a final rule.  We believe that our products comply with all applicable CPSC, ANSI and/or SVIA safety standards as well as all other applicable safety standards in the U.S. or internationally.  In addition, we have had an action plan on file with the CPSC since 1998 regarding safety related issues.

In October 2009, the CPSC published an advance notice of proposed rulemaking regarding ROV safety under the Consumer Product Safety Act. In December 2014, the CPSC published a Notice of Proposed Rulemaking that includes proposed mandatory safety standards for ROVs in the areas of lateral stability, steering and handling, and occupant retention. Polaris, by itself and through Recreational Off-Highway Vehicle Association (ROHVA), has expressed concerns about the proposed mandatory standards, whether they would actually reduce ROV incident rates, whether the proposed tests are repeatable and appropriate for ROVs, and the unintended safety consequences that could result from them. As a result of those concerns, revisions to the voluntary ANSI/ROHVA standard were proposed. In 2015, CPSC staff expressed support for the proposed 2016 revisions to the ANSI standard, and subsequently recommended that the CPSC terminate its rule-making process. We are unable to predict the outcome of the CPSC rule-making process or the ultimate impact of any resulting rules on our business and operating results.
We are a member of the ROHVA, which was established to promote the safe and responsible use of side-by-side vehicles also known as Recreational Off-Highway Vehicles (ROVs), a category that includes our RANGER, Polaris GENERAL, and RZR vehicles. ROHVA develops, through ANSI, voluntary standards for equipment, configuration and performance requirements of ROVs. Comments on the draft standards have been actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention and other safety performance criteria, was approved and published by ANSI.  We believe that our products comply with all applicable ROHVA/ANSI safety standards, as well as all other applicable safety standards in the U.S. or internationally.
Motorcycles and certain people mobility vehicles are subject to certain U.S. and foreign vehicle safety and equipment standards, including those standards administered by the NHTSA. Our products and their operators are also subject to various international state and local vehicle equipment and safety standards. Our products are occasionally classified differently in various international jurisdictions. For example, our Slingshot vehicle is classified as a motorcycle under U.S. federal law, but may be classified differently in other jurisdictions. At the state level in the U.S., in approximately 48 states the Slingshot is classified as an autocycle, which permits it to be driven with a standard drivers license. We believe our motorcycles (including Slingshot), people mobility vehicles, and all other of our on-road products comply with all applicable U.S and international safety and equipment standards pursuant to each product’s classification.
Our Boats products are subject to marine safety regulations for vessels developed and enforced by the U.S. Coast Guard and its foreign equivalents. We believe that our marine products comply with all applicable U.S. and international safety, design, construction and equipment standards.  We are committed to improving recreational boating safety, we maintain strong leadership roles in many international maritime organizations, and we have supported and continue to support a variety of government and nongovernment boating safety efforts in partnership with government agencies and marine industry associations.
Industry Associations. We participate in a number of industry associations relating to our products, including the National Association of Manufacturers, the Recreational Off-Highway Vehicle Association, the Specialty Vehicle Institute of America, the Outdoor Power Equipment Institute, the International Snowmobile Manufacturers Association, the Motorcycle Industry Council, the Motorcycle Safety Foundation, the U.S. Motorcycle Manufacturers Association, the International Motorcycle Manufacturers Association, ACEM, the National Marine Manufacturers Association, and the American Boat & Yacht Council. These associations focus on key issues affecting the manufacture, marketing, and use of our products, including safety standards. We believe our products comply with the applicable industry standards established within these associations.

Product use regulations. Federal, state/provincial and local laws and regulations around the world have been promulgated, and at various times, ordinances or legislation is introduced, relating to the use or manner of use of our products. Some government entities have adopted, or are considering adopting, laws that restrict the use of ORVs and snowmobiles to specified hours and locations. For example, the U.S. federal government also has legislative and executive authority to restrict the use of ORVs, snowmobiles and other products in national parks and on federal lands. In several instances, this restriction has been a ban on the recreational use of these products in these areas.
Environmental regulations. Federal, state/provincial and local governments around the world have adopted and/or are considering adopting laws relating to the reduction or elimination of certain substances and materials in consumer products and the reduction of vehicle greenhouse gas emissions. These regulations are an important component of global environmental and climate protection, and therefore form a key regulatory framework in the design of our products.
For example, in the United States, the federal Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) have both adopted regulations in these areas which are applicable to certain of our products.  Canada’s emission regulations for motorcycles, ORVs and snowmobiles are similar to those in the United States. The Europe Union currently regulates emissions from our motorcycles and certain of our ATV-based products for which we obtain whole vehicle type approvals. Emissions from certain other Polaris ORV and snowmobile engines in vehicles sold in the EU may be subject to additional regulations currently under consideration there. We are developing compliance solutions for these future EU emissions regulations. We are also currently developing and obtaining engine and emission technologies to meet the requirements of future anticipated international emission standards.
We believe that our products comply with all applicable U.S. and international environmental standards and related regulations, including but not limited to all applicable emissions and product substance and materials laws. We are unable to predict the ultimate impact of any proposed new environmental regulations on our business. Risks may also emerge in connection with the adherence to these environmental regulatory requirements, particularly in the case of regulatory vagueness that may be interpreted differently by Polaris and the agencies responsible for the respective regulations.
Employees
Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been disruptive to operations. During 2019, on a worldwide basis, we employed an average of approximately 14,000 full-time persons, a 17 percent increase from the 2018 average, driven by the acquisition of Boat Holdings. Approximately 5,000 of our employees are salaried. We consider our relations with our employees to be excellent.
 Available Information
Our Internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors, our Code of Business Conduct and Ethics, and our Corporate Stewardship Report. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on our website is not part of this report. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that side (http://www.sec.gov).
Forward-Looking Statements
This 2019 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, shipments, net income, net income per share, future cash flows and capital requirements, operational initiatives, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.

Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations and supply chain initiatives, product offerings, promotional activities and pricing strategies by competitors; economic conditions that impact consumer spending; disruptions in manufacturing facilities or supply chains; acquisition integration costs; product recalls, warranty expenses; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade agreements; uninsured product liability claims; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall economic and political environment. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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

Information about our Executive Officers
Set forth below are the names of our executive officers as of February 13, 2020, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Scott W. Wine Chairman of the Board of Directors and Chief Executive Officer	52	Mr. Wine joined Polaris as Chief Executive Officer on September 1, 2008, and was named Chairman of the Board of Directors in January 2013.
Michael T. Speetzen Executive Vice President—Chief Financial Officer	50
Mr. Speetzen joined Polaris in August 2015 as Executive Vice President—Chief Financial Officer. Prior to joining Polaris, Mr. Speetzen was Senior Vice President and Chief Financial Officer of Xylem, Inc. since 2011.

Kenneth J. Pucel Executive Vice President—Global Operations, Engineering and Lean	53
Mr. Pucel joined Polaris in December 2014 as Executive Vice President—Global Operations, Engineering and Lean. Prior to joining Polaris, Mr. Pucel was Executive Vice President of Global Operations, Quality and Technology at Boston Scientific Corporation (BSC) and was a member of BSC’s Executive Committee from 2004 to 2014.

Lucy Clark Dougherty Senior Vice President—General Counsel, Chief Compliance Officer and Secretary	50
Ms. Clark Dougherty joined Polaris in January 2018 as Senior Vice President—General Counsel, Chief Compliance Officer and Secretary. Prior to joining Polaris, Ms. Clark Dougherty was deputy general counsel at General Motors for Global Markets, Autonomous Vehicles and Transportation as a Service since June 2017. Prior to that role, Ms. Clark Dougherty held several positions at General Motors.

Robert P. Mack Senior Vice President—Corporate Development and Strategy, and President—Global Adjacent Markets and Boats	50
Mr. Mack joined Polaris in April 2016 as Senior Vice President—Corporate Development and Strategy, and President—Adjacent Markets. Prior to joining Polaris, Mr. Mack was Vice President, Corporate Development for Ingersoll Rand plc.

James P. Williams Senior Vice President—Chief Human Resources Officer	57	Mr. Williams was appointed Senior Vice President—Chief Human Resources Officer in September 2015. Prior to this Mr. Williams was Vice President—Human Resources since April 2011.
Michael D. Dougherty President—Motorcycles and International	52
Mr. Dougherty was appointed President—Motorcycles and International in December 2019. Prior to this, Mr. Dougherty was President—International since September 2015 and Vice President—Asia Pacific and Latin America since August 2011.

Stephen L. Eastman President—Aftermarket/Parts, Garments and Accessories	55	Mr. Eastman has been President—Aftermarket/Parts, Garments and Accessories since September 2015. Prior to his current role, he was Vice President—Parts, Garments and Accessories since February 2012.
Steven D. Menneto President—Off-Road Vehicles	54
Mr. Menneto joined Polaris in 1997 and has held several leadership positions since his most recent appointment in December 2019 as President—Off-Road Vehicles. Prior to his current role, Mr. Menneto was President—Motorcycles since September 2015.

Christopher S. Musso Senior Vice President—Electrification Strategy	45
Mr. Musso was appointed Senior Vice President—Electrification Strategy in December 2019. Mr. Musso joined Polaris in November 2017 as President—Off-Road Vehicles. Prior to joining Polaris, Mr. Musso was a senior partner and leader of McKinsey & Company’s Americas Product Development group.

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
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact consumer spending, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the impacts of natural disasters or other severe weather conditions and acts of terrorism and other matters, including the availability of consumer credit, could reduce overall consumer spending or reduce consumer spending on powersports and aftermarket products. A general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products could adversely affect our sales growth and profitability. Overall demand for products sold in the Jeep and truck aftermarket is dependent upon many factors including the total number of vehicle miles driven in the United States, the total number of registered vehicles in the United States, the age and quality of these registered vehicles and the level of unemployment in the United States. Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.
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
The manufacture, sale and usage of our products expose us to significant risks associated with product liability claims. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any such claims, and the effect that any such liability may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results.
Because of the high cost of product liability insurance premiums and the historically insignificant amount of product liability claims paid by us, we were self-insured from 1985 to 1996 and from 2002 to 2012. From 1996 to 2002, and beginning again in 2012, we purchased excess insurance coverage for product liability claims for incidents occurring subsequent to the policy date that exceeded our self-insured retention levels. The estimated costs resulting from any losses are charged to expense when it is probable a loss has been incurred and the amount of the loss is reasonably determinable.
At December 31, 2019, we had an accrual of $57.0 million for the probable payment of pending and expected claims related to product liability matters associated with our products. We believe such accrual is adequate. No assurance can be given that our historical claims record, which has not resulted in any material adverse effects on our financial statements, will not change or that material product liability claims against us will not be made in the future. An unanticipated adverse determination of a material product liability claim made against us could have a material adverse effect on our financial condition.
Significant product repair and/or replacement costs due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We provide limited warranties for our vehicles and boats. We may also provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods.
Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. For example, in 2019 we voluntarily initiated product campaigns, including service bulletins, safety-related recalls, and emissions actions. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.
Any disruption in our suppliers’ operations could disrupt our production schedule.

Our operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. If we experience material supply disruptions, we may not be able to develop alternate sourcing quickly or at all. Any material disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts could cause us to alter production schedules or suspend production entirely, which could cause a loss of revenues, which would adversely affect our operations.
Increases in the cost of raw material, commodity and transportation costs and shortages of certain raw materials could negatively impact our business.
The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products. Additionally, there continues to be significant uncertainty in the current political landscape with respect to future trade regulations and existing international trade agreements. The U.S. has maintained tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturing processes, which has increased our cost of sales. In response, certain foreign governments have and continue to impose tariffs on certain U.S. goods, and are considering imposing additional tariffs on other U.S. goods, including goods that we sell internationally. The tariffs imposed to date and the possibility of additional retaliatory trade actions stemming from these tariffs could continue to increase our cost of sales, both directly and as a result of price increases implemented by domestic suppliers, which we may not be able to pass on to our customers. The impact from these tariffs could require us to shift our manufacturing footprint or result in decreased demand for our products or restructuring actions that could impact our work force and/or our investments in research and development or other growth initiatives. All of these could materially and adversely affect our results of operations and financial condition.
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
The markets we operate in are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including sales and marketing support programs (such as financing and cooperative advertising). Certain of our competitors are more diversified, have advantaged manufacturing footprints, and have financial and marketing resources that are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, promotions and advertising. If we are not able to compete with new or enhanced products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could have a material adverse effect on our performance.

We manufacture our products at, and distribute our products from, several locations in North America and internationally. Any disruption at any of these facilities or manufacturing delays could adversely affect our business and operating results.
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, the occurrence of a contagious disease or illness or catastrophic weather events, the inability to manufacture at the affected facility may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological and other resources. While we expended $292.9 million, $259.7 million and $238.3 million for research and development efforts in 2019, 2018 and 2017, respectively, there can be no assurance that this level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market and be more attractive with more features and/or less expensive than our products.
Our continued success is dependent on positive perceptions of our Polaris brands which, if impaired, could adversely affect our sales.
We believe that our Polaris brands are one of the reasons our customers choose our products. To be successful, we must preserve our reputation. Reputational value is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in negative mainstream and social media publicity, governmental investigations, or litigation. Negative incidents, such as quality and safety concerns or incidents related to our products or actions or statements of our employees, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. In addition, vendors and others with whom we choose to do business may affect our reputation.
Increased negative public perception of our products or any increased restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.
Demand for the Company’s products depends in part on their social acceptability. Public concerns about the environmental impact of the Company’s products or their perceived safety could result in diminished public perception of the products we well. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of the Company’s products. Any decline in the social acceptability of the Company’s products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent their access to certain locations or restrict their use or manner of use in certain areas or during certain times, which could negatively impact sales. Any material decline in the social acceptability of the Company’s products could impact the Company’s ability to retain existing customers or attract new ones which, in turn, could have a material adverse effect on its business, results of operations or financial condition.
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
Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things: climate change; emissions to air; discharges to water; restrictions placed on water and land usage and water availability; product and associated packaging; use of certain chemicals; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. We are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products.
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
We have arrangements with each of Performance Finance, Sheffield Financial and Synchrony Bank to make retail financing available to consumers who purchase our products in the United States. During 2019, consumers financed approximately 32 percent of the vehicles we sold in the United States through these installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected.
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
We intend to continue to expand our international operations as one part of our long-term strategic objectives. To support that strategy, we must increase our presence outside of North America, including adding employees and continuing to invest in business infrastructure and operations. These investments might not produce the returns we expect, which could adversely affect our profitability. International operations and sales also are inherently subject to various risks. These risks include political and economic instability, increased costs of customizing products for foreign countries, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and United States laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices, and multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters. The realization of any of these risks or unfavorable changes in the political, regulatory and business climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows.
Changing weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Unfavorable weather conditions may reduce demand and negatively impact sales of certain of the Company’s products. Lack of snowfall in any year in any particular geographic region may adversely affect snowmobile retail sales and related PG&A sales in that region. Unfavorable weather in any particular geographic region may have a material adverse effect on sales of the Company’s products in that region. In particular, lack of snowfall during winter may materially adversely affect snowmobile sales, while excessive rain before and during spring and summer may materially adversely affect sales of off-road vehicles, ATVs, and boats. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or other factors, our sales may be affected to a greater degree than we have previously experienced. There is no assurance that weather conditions or natural disasters could not have a material effect on our sales, production capability or component supply continuity for any of our products.
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
We are subject to income taxes and other business taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the earnings generated in these different jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in jurisdictions with lower statutory tax rates and higher than anticipated in jurisdictions with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations in various jurisdictions. We also have negotiated and are party to certain tax incentives that require the Company comply with certain covenants. We are also subject to the continuous examination of our income tax returns by various tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures or the loss of any tax incentive may have an adverse effect on the Company’s provision for income taxes and cash tax liability.
Our operations are dependent upon attracting and retaining senior executives and skilled employees. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of our organization and to retain or provide for adequate succession planning for our senior executives.
Our success depends on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Many members of the Company’s management team have extensive experience in the Company’s industry and with its business, products and customers. The unplanned loss of some or all of the members of Company’s management team, particularly if combined with difficulties in finding qualified substitutes, could negatively affect the Company’s ability to develop and pursue its business strategy, which could materially adversely affect the Company’s business, results of operations or financial condition. In addition, the Company’s success depends to a large extent upon its ability to retain skilled employees. There is intense competition for qualified and skilled employees, and the Company’s failure to recruit, train and retain such employees could have a material adverse effect on its business, results of operations or financial condition.
We may be subject to cybersecurity breaches and other disruptions to our information technology systems and connected products that could adversely affect our business.
We use many information technology systems and manufacture connected products (including connected vehicles), some of which are managed by third parties, in operating our business. Those systems and products process sensitive information, including intellectual property; proprietary business information of Polaris and our dealers, suppliers, and other business partners; and personal information of consumers and employees. Our systems and products have been, and could be in the future vulnerable to breach, damage, disruption, or breakdown from various sources, power loss, viruses, malware, ransomware, phishing, denial of service, and other cyber-attacks that may be random, targeted, or the result of misconduct of error by individuals with access to our systems. While we invest in layers of data and information technology protection, and monitor continually evolving cybersecurity threats, there can be no assurance that our efforts will prevent disruptions or breaches of our systems and connected products.
We have experienced cyber-attacks, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems or connected products. We could, however, experience material disruptions or breaches in the future. Such disruptions or breaches of our information technology systems and connected products could adversely affect our business by resulting in, among other things: (i) disruption to our business operations; (ii) compromise or loss of the information processed by those systems and products, such as intellectual property, proprietary information, or personal information; (iii) impact to the performance and/or safety of our connected products; (iv) damage to our reputation; and (v) litigation or regulatory proceedings. We are subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation (GDPR), effective May 25, 2018, and the California Consumer Privacy Act (CCPA), effective January 1, 2020. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material properties as of December 31, 2019:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	C	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	O/S, G	Owned	733,000
Huntsville, Alabama	Wholegoods manufacturing	O/S, M	Owned	725,000
Monterrey, Mexico	Wholegoods manufacturing	O/S	Owned	440,000
Elkhart, Indiana	Wholegoods manufacturing	B	Owned	822,000
Syracuse, Indiana	Wholegoods manufacturing	B	Owned	265,000
Opole, Poland	Wholegoods manufacturing	O/S, M	Leased	300,000
Osceola, Wisconsin	Component parts & engine manufacturing	O/S, M, G	Owned	286,000
Spirit Lake, Iowa	Wholegoods manufacturing	M	Owned	273,000
Chanas, France	Wholegoods manufacturing	G	Owned	196,000
Shanghai, China	Wholegoods manufacturing	O/S	Leased	158,000
Anaheim, California	Wholegoods manufacturing	G	Leased	151,000
Bourran, France	Wholegoods manufacturing and R&D	G	Leased	100,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	G	Owned	98,000
Monticello, Minnesota	Component parts manufacturing	O/S, M, G	Owned	109,000
Wyoming, Minnesota	Research and development facility	O/S, M, G	Owned	272,000
Burgdorf, Switzerland	Research and development facility	O/S, M, G	Leased	17,000
Fernley, Nevada	Distribution center	O/S, M, G	Owned	475,000
Wilmington, Ohio	Distribution center	O/S, M, G	Owned	429,000
Vermillion, South Dakota	Distribution center	O/S, M, G	Owned	610,000
Carlisle, Pennslyvania	Distribution center	A	Leased	205,000
Coppell, Texas	Distribution center	A	Leased	165,000
Jacksonville, Florida	Distribution center	A	Leased	144,000
Compton, California	Distribution center and office facility	A	Leased	254,000
Rigby, Idaho	Distribution center and office facility	A	Owned	84,000
Shakopee, Minnesota	Wholegoods distribution	O/S, G	Leased	870,000
Plymouth, Minnesota	Office facility	C, G	Primarily owned	175,000
Winnipeg, Canada	Office facility	C	Leased	15,000
Rolle, Switzerland	Office facility	C	Leased	8,000
*Legend: C - Corporate (all segments), O/S - ORV/Snow, M - Motorcycles, G - Global Adjacent Markets, A - Aftermarket, B - Boats
Including the material properties listed above and those properties not listed, we have over five million square feet of global manufacturing and research and development space. Additionally, we have over six million square feet of global warehouse and distribution center space. In the United States and Canada, we lease 95 retail stores with approximately two million square feet of space. We also have international office facilities in Western Europe, Australia, Brazil, India, China and Mexico.
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
Class action lawsuits. As of the date hereof, we are party to three putative class actions pending against Polaris in the U.S., all of which were previously reported in the Company’s 10-Q quarterly report for the period ended September 30, 2019.
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
Shareholder derivative lawsuit. On January 22, 2019, a shareholder of the Company filed a purported derivative complaint in the Hennepin County District Court for the State of Minnesota naming ten current officers and directors of the Company as defendants. The complaint alleged claims for breach of fiduciary duties, unjust enrichment, and other related theories, all relating to the Company’s product recalls, to public disclosures about the Company’s products and performance, and to stock sales by certain officers. On July 8, 2019, the Court dismissed the action. The shareholder did not appeal the dismissal, but sent a demand letter to the Board of Directors of the Company asking the Board to investigate the claims underlying the complaint. However, on February 3, 2020, the shareholder withdrew their claims related to this matter.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 6, 2020, shareholders of record of the Company’s common stock were 1,871 and the last reported sale price for shares of our common stock on the New York Stock Exchange was $92.41 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future.

STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2014 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2019. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2014
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2019

	2014	2015	2016	2017	2018	2019
Polaris Inc.	$100.00	$57.75	$56.75	$87.50	$55.34	$75.50
S&P Midcap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	72.55	101.59	132.38	78.71	107.80
Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Group Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2019	1,000	$85.86	1,000	3,169,000
November 1–30, 2019	11,000	99.18	11,000	3,158,000
December 1–31, 2019	2,000	100.09	2,000	3,156,000
Total	14,000	$97.89	14,000	3,156,000

(1)
The Board of Directors last authorized additional shares for repurchase in January of 2016, at which time it authorized the Company to repurchase 10.4 million shares of the Company’s common stock (the “Program”). Of that total, 3,156,000 remain available for repurchase under the Program. This Program does not have an expiration date.

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
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions, except per-share data)	2019	2018	2017	2016	2015
Statement of Operations Data
Sales Data:
Total sales	$6,782.5	$6,078.5	$5,428.5	$4,516.6	$4,719.3
Percent change from prior year	12%	12%	20%	(4)%	5%
Gross Profit Data:
Total gross profit	$1,648.8	$1,501.2	$1,324.7	$1,105.6	$1,339.0
Percent of sales	24.3%	24.7%	24.4%	24.5%	28.4%
Operating Expense Data:
Total operating expenses	$1,246.0	$1,101.2	$1,041.3	$833.8	$692.2
Percent of sales	18.4%	18.1%	19.2%	18.5%	14.7%
Operating Income Data:
Total operating income	$483.7	$487.4	$359.7	$350.3	$716.1
Percent of sales	7.1%	8.0%	6.6%	7.8%	15.2%
Net Income Data:
Net income attributable to Polaris Inc.	$324.0	$335.3	$172.5	$212.9	$455.4
Percent of sales	4.8%	5.5%	3.2%	4.7%	9.6%
Diluted net income per share	$5.20	$5.24	$2.69	$3.27	$6.75
Cash Flow Data:
Cash flow provided by continuing operations	$655.0	$477.1	$585.4	$589.6	$440.2
Purchase of property and equipment	251.4	225.4	184.4	209.1	249.5
Repurchase and retirement of common stock	8.4	348.7	90.5	245.8	293.6
Cash dividends to shareholders	149.1	149.0	145.4	140.3	139.3
Cash dividends per share	$2.44	$2.40	$2.32	$2.20	$2.12
Balance Sheet Data (at end of year):
Cash and cash equivalents	$157.1	$161.2	$138.3	$127.3	$155.3
Current assets	1,627.0	1,485.7	1,253.5	1,191.0	1,152.9
Total assets	4,430.5	4,124.9	3,089.6	3,099.6	2,385.7
Current liabilities	1,528.0	1,197.4	1,130.3	959.8	826.8
Long-term debt and finance lease obligations	1,526.8	1,896.0	865.3	1,138.1	456.4
Total shareholders’ equity	1,108.0	867.0	931.7	867.0	981.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Polaris’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

 Overview
2019 was a record year, with sales of $6.8 billion, a 12 percent increase from 2018, primarily due to strong Off-Road Vehicles (ORV) sales and a full year of results related to Boat Holdings, LLC (“Boat Holdings”), which was acquired on July 2, 2018. Boat Holdings added $621.4 million and $279.7 million of sales in 2019 and 2018, respectively. Our annual sales to North American customers increased 13 percent and our annual sales to customers outside of North America increased four percent in 2019.
Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America decreased low single-digits percent for the full year, driven by the increasingly competitive ORV and motorcycle markets. Polaris North American dealer inventory was up approximately five percent, driven by higher model year 2020 ORV shipments, as well as higher motorcycle shipments.
Full year net income attributable to Polaris Inc. of $324.0 million was a three percent decrease from 2018, with diluted earnings per share decreasing one percent to $5.20 per share. The decrease was driven by higher tariff costs, negative foreign currency impacts, and investments in strategic projects. Additionally, the Company recorded a $13 million gain on the sale of the Company's investment in Brammo Inc. in the 2018 comparative period. The decrease was partially offset by increased volume, higher average selling prices, and a full year of Boats operations.
On January 31, 2020, we announced that our Board of Directors approved a two percent increase in the regular quarterly cash dividend to $0.62 per share for the first quarter of 2020, representing the 25th consecutive year of increased dividends to shareholders effective with the 2020 first quarter dividend.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Sales	$6,782.5	$6,078.5	12%	$5,428.5	12%
Cost of sales	$5,133.7	$4,577.3	12%	$4,103.8	12%
Gross profit	$1,648.8	$1,501.2	10%	$1,324.7	13%
Percentage of sales	24.3%	24.7%	-39 basis points	24.4%	+29 basis points

Operating expenses:
Selling and marketing	$559.1	$491.8	14%	$471.8	4%
Research and development	292.9	259.7	13%	238.3	9%
General and administrative	393.9	349.8	13%	331.2	6%
Total operating expenses	$1,246.0	$1,101.2	13%	$1,041.3	6%
Percentage of sales	18.4%	18.1%	+25 basis points	19.2%	-107 basis points
Income from financial services	$80.9	$87.4	(7)%	$76.3	15%
Operating income	$483.7	$487.4	(1)%	$359.7	36%

Non-operating expense:
Interest expense	$77.6	$57.0	36%	$32.2	77%
Equity in loss of other affiliates	$5.1	$29.3	(83)%	$6.8	331%
Other (income) expense, net	$(6.9)	$(28.1)	(75)%	$2.0	NM
Income before income taxes	$407.8	$429.2	(5)%	$318.8	35%
Provision for income taxes	$83.9	$94.0	(11)%	$146.3	(36)%
Effective income tax rate	20.6%	21.9%	-132 basis points	45.9%	NM

Net income	$323.9	$335.3	(3)%	$172.5	94%
Net loss attributable to noncontrolling interest	0.1	—	NM	—	NM
Net income attributable to Polaris Inc.	$324.0	$335.3	(3)%	$172.5	94%

Diluted net income per share attributable to Polaris Inc. shareholders	$5.20	$5.24	(1)%	$2.69	95%
Weighted average diluted shares outstanding	62.3	63.9	(3)%	64.2	0%
NM = not meaningful
Sales:
Sales were $6,782.5 million in 2019, a 12 percent increase from $6,078.5 million in 2018. Boat Holdings added $621.3 million and $279.7 million of sales in 2019 and 2018, respectively. The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2019	2018
Volume	1%	4%
Product mix and price	6	3
Acquisitions	6	5
Currency	(1)	—
	12%	12%

The volume increase in 2019 was primarily the result of increased side-by-side, snowmobile, and Indian Motorcycle shipments. Product mix and price contributed a six percent increase in 2019, primarily due to higher average selling prices for ORVs, partially offset by increased promotions. Acquisitions contributed a six percent increase for 2019, primarily due to the Boat Holdings acquisition in July 2018.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2019	Percent of Total Sales	2018	Percent of Total Sales	Percent Change 2019 vs. 2018	2017	Percent of Total Sales	Percent Change 2018 vs. 2017
United States	$5,551.7	82%	$4,883.8	80%	14%	$4,327.6	80%	13%
Canada	394.9	6%	390.2	7%	1%	375.6	7%	4%
Other foreign countries	835.9	12%	804.5	13%	4%	725.3	13%	11%
Total sales	$6,782.5	100%	$6,078.5	100%	12%	$5,428.5	100%	12%
Sales in the United States for 2019 increased 14 percent compared to 2018, primarily resulting from the acquisition of Boat Holdings in July 2018 and increased ORV shipments. The United States represented 82 percent of total company sales in 2019.
Canadian sales for 2019 increased one percent compared to 2018, driven by increased snowmobile shipments. Currency rate movement had an unfavorable two percent impact on sales for 2019 compared to 2018. Sales in Canada represented six percent of total company sales in 2019.
Sales in other foreign countries, primarily in Europe, increased four percent in 2019 compared to 2018. This increase was primarily driven by higher sales of Indian motorcycles. Currency rate movements had an unfavorable five percent impact on sales for 2019 compared to 2018. Sales in other foreign countries represented 12 percent of total company sales in 2019.
Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2019	Percent of Total Cost of Sales	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018	2017	Percent of Total Cost of Sales	Change 2018 vs. 2017
Purchased materials and services	$4,418.5	86%	$3,978.1	87%	11%	$3,526.0	86%	13%
Labor and benefits	433.3	9%	358.5	8%	21%	292.6	7%	23%
Depreciation and amortization	159.0	3%	135.7	3%	17%	139.5	3%	(3)%
Warranty costs	122.9	2%	105.0	2%	17%	145.7	4%	(28)%
Total cost of sales	$5,133.7	100%	$4,577.3	100%	12%	$4,103.8	100%	12%
Percentage of sales	75.7%		75.3%		+39 basis points	75.6%		-29 basis points
For 2019, cost of sales increased 12 percent to $5,133.7 million compared to $4,577.3 million in 2018. The increase in cost of sales in 2019 is primarily attributed to the acquisition of Boat Holdings which closed on July 2, 2018, as well as increased purchased materials and services related to higher sales volumes and tariff costs.
Gross profit:
Consolidated gross profit, as a percentage of sales, decreased in 2019 due to higher tariff costs, the negative impact of foreign currency rates, and the addition of Boats, which has lower gross profit margins, partially offset by increased productivity and higher average selling prices.

Operating expenses:
Operating expenses for 2019, in absolute dollars, increased primarily due to the Boat Holdings acquisition, which closed on July 2, 2018, ongoing investments in research and development, and investments in strategic projects. Operating expenses, as a percentage of sales, increased primarily due to ongoing investments in research and development and investments in strategic projects, partially offset by Boat Holdings, which has a lower operating expense to sales ratio.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Income from Polaris Acceptance joint venture	$32.5	$30.4	7%	$27.3	11%
Income from retail credit agreements	45.6	46.3	(2)%	37.5	23%
Income from other financial services activities	2.8	10.7	(74)%	11.5	(7)%
Total income from financial services	$80.9	$87.4	(7)%	$76.3	15%
Percentage of sales	1.2%	1.4%	-25 basis points	1.4%	+3 basis points
Income from financial services decreased 7 percent to $80.9 million in 2019 compared to $87.4 million in 2018. The decrease in 2019 was primarily due to lower retail sales and lower penetration rates, partially offset by higher wholesale credit income due to higher dealer inventory levels.
Interest expense:
The increase in 2019 compared to 2018, was primarily due to increased debt levels to finance the Boat Holdings acquisition.
Equity in loss of other affiliates:
As a result of the decision by the Eicher-Polaris Private Limited (EPPL) Board of Directors to shut down the operations of the EPPL joint venture, we impaired our investment in EPPL and incurred additional wind-down related costs in 2018. Such costs did not occur in 2019.
Other (income) expense, net:
The change in Other (income) expense, net primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions, currency hedging positions and balance sheet positions related to our foreign subsidiaries from period to period. 2018 includes a $13.5 million gain on the Company’s investment in Brammo Inc.
Provision for income taxes:
The income tax rate for 2019 was 20.6% as compared with 21.9% in 2018. The lower income tax rate for 2019, compared with 2018 was primarily due to additional domestic manufacturing benefits realized from the filing of amended returns and favorable adjustments in 2019 for prior year tax filings related to international tax provisions, as well as, favorable adjustments related to state attributes, partially offset by a decrease in excess tax benefits related to share based compensation as compared to 2018.
Weighted average shares outstanding:
The change in the weighted average diluted shares outstanding from 2018 to 2019 was primarily due to share repurchases under our stock repurchase program at the end of 2018.

Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.

Until July 2018, the Company reported under four segments, however, as a result of the Boat Holdings acquisition, the Company established a fifth reporting segment, Boats, which includes the results of Boat Holdings. The comparative 2018 and 2017 results were not required to be reclassified as the new reporting segment structure did not impact historical segments.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2019	Percent of Sales	2018	Percent of Sales	Percent Change 2019 vs. 2018	2017	Percent of Sales	Percent Change 2018 vs. 2017
Sales
ORV/Snowmobiles	$4,209.1	62%	$3,919.4	64%	7%	$3,570.8	66%	10%
Motorcycles	584.1	9%	545.6	9%	7%	576.0	11%	(5)%
Global Adjacent Markets	461.3	7%	444.6	7%	4%	396.8	7%	12%
Aftermarket	906.7	13%	889.2	15%	2%	884.9	16%	0%
Boats	621.3	9%	279.7	5%	NM	0.0	—%	NM
Total sales	$6,782.5	100%	$6,078.5	100%	12%	$5,428.5	100%	12%

	For the Years Ended December 31,
($ in millions)	2019	Percent of Sales	2018	Percent of Sales	Percent Change 2019 vs. 2018	2017	Percent of Sales	Percent Change 2018 vs. 2017
Gross profit
ORV/Snowmobiles	$1,204.3	28.6%	$1,113.9	28.4%	8%	$1,054.6	29.5%	6%
Motorcycles	44.1	7.5%	63.0	11.6%	(30)%	16.7	2.9%	277%
Global Adjacent Markets	129.9	28.2%	116.6	26.2%	11%	94.9	23.9%	23%
Aftermarket	222.7	24.6%	234.4	26.4%	(5)%	225.5	25.5%	4%
Boats	124.6	20.1%	46.3	16.5%	NM	—	—%	NM
Corporate	(76.8)		(73.0)		5%	(67.0)		9%
Total gross profit	$1,648.8		$1,501.2		10%	$1,324.7		13%

NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A, of $3,825.5 million in 2019, which includes ATV, Polaris GENERAL, RANGER, and RZR vehicles, increased seven percent compared to 2018. This increase was driven by RZR and RANGER shipments. Polaris’ North American ORV unit retail sales to consumers decreased low-single digits percent for 2019 compared to 2018, with ATV unit retail sales down mid-single digits percent and side-by-side vehicles unit retail sales increasing low-single digits percent over the prior year, as consumers continue to shift from ATVs to side-by-sides. The Company estimates that North American industry ORV retail sales were up mid single-digits percent over the prior year. North American dealer inventories of ORVs increased high-single digits percent from 2018. ORV sales outside of North America was approximately flat in 2019 compared to 2018. For 2019, the average ORV per unit sales price increased approximately 10 percent compared to 2018’s per unit sales price.
Snowmobiles sales, inclusive of PG&A sales, increased 12 percent to $383.5 million for 2019 compared to 2018. Retail sales to consumers for the 2019-2020 season-to-date period through December 31, 2019, increased mid-single digits percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased approximately 19 percent in 2019 as compared to 2018. North American dealer inventories of snowmobiles decreased mid-single digits percent from 2018. The average unit sales price in 2019 increased approximately one percent over 2018’s per unit sales price.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, increased from 2018 to 2019, primarily due to higher average selling prices partially offset by higher tariff costs.

Motorcycles:
Sales of Motorcycles, inclusive of PG&A sales, increased seven percent to $584.1 million for 2019 compared to 2018. The increase in 2019 sales was primarily due to increased sales of Indian motorcycles of 14 percent, partially offset by a decrease in sales of Slingshot of approximately 22 percent. The Company estimates North American industry retail sales, 900cc and above cruiser, touring, and standard market segments (including Slingshot), decreased mid-single digits percent in 2019 compared to 2018. Over the same period, Polaris North American unit retail sales to consumers decreased approximately 10 percent. North American Polaris motorcycle dealer inventory increased mid-teens percent in 2019 versus 2018 levels. Sales of motorcycles to customers outside of North America increased approximately 24 percent in 2019 compared to 2018, due primarily to an increase in Indian motorcycle shipments. The average per unit sales price for the Motorcycles segment in 2019 was approximately flat compared to 2018’s per unit sales price.
Gross profit, as a percentage of sales, decreased from 2018 to 2019, primarily due to higher tariffs, higher warranty expense, and the negative impact of foreign currency rates.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, increased four percent to $461.3 million for 2019 compared to 2018. The increase in sales was primarily due to growth in Polaris Adventures as well as the government and defense business. Sales to customers outside of North America increased approximately five percent in 2019 compared to 2018 primarily due to higher sales in the commercial, government and defense business.
Gross profit, as a percentage of sales, increased from 2018 to 2019, primarily due to improved sales mix, increased productivity and lower warranty expense.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, of $906.7 million for 2019 were up two percent compared to 2018, primarily due to growth in the other aftermarket brands, which increased 14%. TAP’s sales were approximately flat.
Gross profit, as a percentage of sales, decreased from 2018 to 2019, primarily due to tariffs and sales mix.
Boats:
Boat sales, which primarily relate to the Boat Holdings acquisition which closed on July 2, 2018, were $621.3 million in 2019 compared to $279.7 million in 2018. We estimate that U.S. pontoon industry unit sales decreased low single-digits percent during 2019. Polaris U.S. pontoon unit retail sales to consumers outperformed the market, and is estimated to be down slightly compared to 2018.
Gross profit, as a percentage of sales, increased from 2018 to 2019, primarily due to purchase accounting adjustments in 2018, as well as increased pricing and improved productivity.

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

The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017:

($ in millions)	For the Years Ended December 31,
	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Total cash provided by (used for):
Operating activities	$655.0	$477.1	$177.9	$585.4	$(108.3)
Investing activities	(239.3)	(959.5)	720.2	(151.1)	(808.4)
Financing activities	(411.8)	523.4	(935.2)	(427.7)	951.1
Impact of currency exchange rates on cash balances	(0.7)	(9.5)	8.8	9.8	(19.3)
Increase (decrease) in cash and cash equivalents	$3.2	$31.5	$(28.3)	$16.4	$15.1
Operating Activities:
Net cash provided by operating activities totaled $655.0 million and $477.1 million in 2019 and 2018, respectively. The $177.9 million increase is primarily the result of a decrease in net working capital, partially offset by lower net income. The primary driver of lower net working capital is the result of timing of payments for accounts payable and higher accrued expenses, including sales promotions and incentives and dealer holdback. Higher accrued expenses is driven largely by higher dealer inventory.
Investing Activities:
Net cash used for investing activities was $239.3 million in 2019 compared to $959.5 million in 2018. The primary uses of cash in 2019 were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development. The primary use of cash in the prior year comparable period was for the acquisition of Boat Holdings.
Financing Activities:
Net cash used for financing activities was $411.8 million in 2019 compared to net cash provided by financing activities of $523.4 million in 2018. We paid cash dividends of $149.1 million and $149.0 million in 2019 and 2018, respectively. Total common stock repurchased in 2019 and 2018 totaled $8.4 million and $348.7 million, respectively. In 2019, we had net repayments under debt arrangements, finance lease obligations and notes payable of $270.0 million, compared to net borrowings of $973.7 million in 2018 to fund the Boat Holdings acquisition. Proceeds from the issuance of stock under employee plans were $15.7 million and $47.4 million in 2019 and 2018, respectively.
Financing Arrangements:
We are party to an unsecured $700.0 million variable interest rate revolving loan facility that expires in July 2023, under which we have unsecured borrowings. At December 31, 2019, there were borrowings of $75.2 million outstanding under this arrangement. We are also party to a $1,180.0 million term loan facility, of which $1,000.0 million is outstanding as of December 31, 2019. Interest is charged at rates based on LIBOR or “prime.”
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $25.0 million of unsecured senior notes due May 2018 and $75.0 million of unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100.0 million of unsecured senior notes due December 2020. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350.0 million of unsecured senior notes due July 2028. At December 31, 2019 and 2018, outstanding borrowings under the amended Master Note Purchase Agreement totaled $525.0 million and $525.0 million, respectively.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76.7 million, of which $71.7 million is outstanding as of December 31, 2019. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
At December 31, 2019 and 2018, we were in compliance with all debt covenants. Our debt to total capital ratio was 60 percent and 69 percent at December 31, 2019 and 2018, respectively.

Contractual Obligations:
The following table summarizes our significant future contractual obligations at December 31, 2019:

(In millions):	Total	<1 Year	1-3 Years	4-5 Years	>5 Years
Senior notes	$525.0	$100.0	$75.0	—	$350.0
Borrowings under our credit facility	75.2	—	—	$75.2	—
Term loan facility	1,000.0	59.0	118.0	823.0	—
Notes payable and other	81.3	6.4	13.6	14.5	46.8
Interest expense	192.8	53.0	94.2	45.6	—
Finance leases	20.4	2.1	4.2	4.2	9.9
Operating leases	121.3	38.1	47.3	22.9	13.0
Total	$2,016.0	$258.6	$352.3	$985.4	$419.7
In the table above, we assumed our December 31, 2019, outstanding borrowings under the Senior Notes will be paid at their respective due dates. Interest expense has not been estimated beyond year five. Additionally, at December 31, 2019, we had letters of credit outstanding of $21.6 million related to purchase obligations for raw materials. Not included in the above table are unrecognized tax benefits of $28.1 million, including interest, as the timing of payment is uncertain.
We administer and provide extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. We finance our self-insured risks related to extended service contracts, but do not retain any insurance or financial risk under any of the other arrangements.
The balance of restricted cash as of December 31, 2019, 2018, and 2017 was $39.2 million, $32.0 million, and $23.3 million, respectively. Restricted cash represents cash equivalents held in trust, as well as amounts held on deposit with regulatory agencies in the various jurisdictions in which our insurance entity does business.
Share Repurchases:
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 87.3 million shares have been repurchased cumulatively from 1996 through December 31, 2019. We repurchased a total of 0.1 million shares of our common stock for $8.4 million during 2019, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 3.2 million shares of our common stock as of December 31, 2019. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements related to snowmobiles, ORVs, motorcycles, boats and related PG&A as of December 31, 2019 and 2018, was approximately $1,884.1 million and $1,643.8 million, respectively. We participate in the cost of dealer financing up to certain limits.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. At

December 31, 2019, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,423.4 million, a 16 percent increase from $1,226.4 million at December 31, 2018.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at December 31, 2019 was $110.6 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2019, the potential 15 percent aggregate repurchase obligation was approximately $180.6 million. For calendar year 2020, the potential 15 percent aggregate repurchase obligation is approximately $198.3 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above. We have not guaranteed the outstanding indebtedness of Polaris Acceptance.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At December 31, 2019, the potential aggregate repurchase obligation was approximately $221.5 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of our products. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2019, the agreements in place were as follows:

Financial institution	Agreement expiration date
Performance Finance	December 2026
Sheffield Financial	December 2024
Synchrony Bank	December 2025
During 2019, consumers financed 32 percent of our vehicles sold in the United States through the Performance Finance, Sheffield Financial and Synchrony Bank installment retail credit arrangements. The volume of installment credit contracts written in calendar year 2019 with these institutions was $1,249.0 million, a six percent decrease from 2018.

Critical Accounting Policies
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, product warranties, product liability, and goodwill and indefinite-lived intangibles.

Revenue recognition. With respect to wholegood vehicles, boats, parts, garments and accessories, revenue is recognized when we transfer control of the product to the customer. With respect to services provided by us, revenue is recognized upon completion of the service or over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our limited warranties and field service bulletin actions are recognized as expense when the products are sold. We recognize revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond our limited warranties over the life of the contract. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floorplan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. We have not historically recorded any significant sales return allowances because we have not been required to repurchase a significant number of units. However, an adverse change in retail sales could cause this situation to change. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of our revenue.
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2019 and 2018, accrued sales promotions and incentives were $189.9 million and $167.6 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may provide longer warranties related to certain promotional programs. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2019 and 2018, the accrued warranty liability was $136.2 million and $121.8 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, weather and its impact on product usage, product recalls and changes in sales volume. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future, and have a material adverse effect on our financial condition.
Product liability. We are subject to product liability claims in the normal course of business. We carry excess insurance coverage for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2019 and 2018, we had accruals of $57.0 million and $52.8 million, respectively, for the probable payment of pending and expected claims related to product liability matters associated with our products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.

Goodwill. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completes its annual goodwill impairment test as of the first day of the fourth quarter.
The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. A qualitative assessment requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in our stock price. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative test and proceed to a quantitative test, then the quantitative goodwill impairment test is performed. A quantitative test includes comparing the fair value of each reporting unit to the carrying amount of the reporting unit, including goodwill. The fair value of each reporting unit is determined using a discounted cash flow analysis and a market approach. If the estimated fair value is less than the carrying amount of the reporting unit, an impairment is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") vary for each reporting unit being evaluated. Revenues and EBITDA beyond five years are projected to grow at a terminal growth rate consistent with industry expectations. Actual results may significantly differ from those used in our valuations. The forecasted future cash flows are discounted using a weighted-average cost of capital developed for each reporting unit. The discount rates were developed using market observable inputs, as well as our assessment of risks inherent in the future cash flows of the respective reporting unit.
In estimating fair value using the market approach, we identify a group of comparable publicly traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of EBITDA. We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.
In the fourth quarter of 2019, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a qualitative assessment for the ORV, Snow, Motorcycles and Global Adjacent Markets reporting units and a quantitative goodwill test for the Aftermarket and Boats reporting units.
No reporting units had a difference between their fair value and carrying value that is lower than 10%. However, the results of the Aftermarket reporting unit test are sensitive to certain key inputs and assumptions. While management believes the current projections, discount rate, and other assumptions are reasonable, the estimated fair value of the reporting unit is particularly dependent on Aftermarket’s ability to execute the planned actions underlying the forecasted improvement in its performance, including sales growth, gross profit expansion, and cash flow growth. The Boats reporting unit was tested on a quantitative basis for the first time following our acquisition of Boat Holdings, LLC in July 2018. As such, the results of the Boats reporting unit test are inherently sensitive due to the close proximity to the acquisition date. While management believes the current projections, discount rate, and other assumptions are reasonable, the estimated fair value of the reporting unit is particularly dependent on the continued strength of the pontoon industry.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast, or if the assumptions underlying the discount rate change significantly, it is possible that an impairment charge could be recorded. As of December 31, 2019, the goodwill balances for the Aftermarket and Boats reporting units were approximately $270.4 million and $227.1 million, respectively.
Identifiable intangible assets. Our primary identifiable intangible assets include: dealer/customer relationships, brand/trade names, developed technology, and non-compete agreements. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We complete our annual impairment test as of the first day of the fourth quarter each year for those identifiable assets not subject to amortization.
Our identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name with its carrying value. The fair value is determined using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. Forecasted revenues were derived from our annual budget and long-term business plan and royalty rates were based on brand profitability. The discount rates were developed using the market observable inputs used in the development of the reporting unit discount rates, as well as our assessment of risks inherent in the future cash flows of the respective trade name.

New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, Equity Prices and Interest Rates
Despite modest inflation in recent years, rising costs, including tariffs and the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.
The changing relationships of the U.S. dollar to foreign currencies can have a material impact on our financial results.
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate primarily impacts sales, cost of sales, and net income.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts both sales and net income.
Other currencies: We operate in various countries, principally in Europe, Mexico and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in these foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts sales, cost of sales and net income.
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $20.0 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $34.0 million.

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2019:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in thousands of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$15,971	$0.69 to 1 AUD
Canadian Dollar	Long	$101,397	$0.76 to 1 CAD
Mexican Peso	Short	16,986	21 Peso to $1
In 2019, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2018. We expect currencies to have a negative impact on net income in 2020 compared to 2019.
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have a favorable impact on our gross profit margins for 2020 when compared to 2019.
We are a party to a credit agreement with various lenders consisting of a $700 million revolving loan facility and a $1,180.0 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2019, we had an outstanding balance of $75.2 million on the revolving loan, and an outstanding balance of $1,000.0 million on the term loan. Assuming no additional borrowings or payments on the debt, a one-percent fluctuation in interest rates would have had an approximate $14.0 million impact to interest expense in 2019.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.
Management’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ SCOTT W. WINE

Scott W. Wine
Chairman and Chief Executive Officer

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Executive Vice President—Finance and
Chief Financial Officer
February 13, 2020
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of
Polaris Inc.
Opinion on Internal Control over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Polaris Inc. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 13, 2020

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of
Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Liability Claims

Description of the Matter
At December 31, 2019, the Company had an accrual of $57.0 million related to product liability claims associated with the Company’s products. As discussed in Note 13 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records product liability reserves for losses that are probable and reasonably estimable, using methods which include analysis of current and historical claims experience, actuarial analysis and management’s judgment.

Auditing management’s accounting for product liability claims was especially challenging due to the significant judgment and estimation required in evaluating the probability and amount of loss, as well as the actuarial methods applied.

How We Addressed the Matter in Our Audit
We identified and tested controls over the identification and evaluation of product liability claims, including the Company’s assessment and measurement of the best estimate of the probable liability. We tested controls over management's review of the methods, significant assumptions, and the completeness and accuracy of the underlying data used by management’s actuarial specialist to assist management in estimating the product liability reserve.

To test management’s assessment of the probability of occurrence of a loss and whether the loss was reasonably estimable, we inquired of internal counsel and other members of management to discuss the facts and circumstances, including possible outcomes and potential losses. In addition, we received internal and external legal counsel inquiry letters and obtained a representation letter from the Company. To test the measurement of the product liability claims, we evaluated the method of measuring the contingency and tested the accuracy and completeness of the data used to determine a range of loss. In addition, we involved internal actuarial specialists to assist with our procedures related to the measurement of the product liability reserve. To evaluate the historical accuracy of management’s estimates, we performed a retrospective analysis of resolved claims to management’s previous estimates.

Valuation of Goodwill and Indefinite lived Intangible Assets of the Aftermarket and Boats Reporting Units

Description of the Matter
At December 31, 2019, goodwill for the Aftermarket and Boats reporting units was $270.4 million and $227.1 million, respectively. Indefinite lived intangible assets (primarily brand/trade names) of the Aftermarket and Boats reporting units were $194.9 million and $210.7 million, respectively. As discussed in Notes 1 and 7 of the consolidated financial statements, these assets are tested at least annually for impairment or when events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level.

Auditing the annual goodwill and indefinite lived intangible asset impairment tests of the Aftermarket and Boats reporting units was complex and highly judgmental due to the significant estimation required in determining the fair value of the Aftermarket and Boats reporting units and the related indefinite lived intangible assets. For goodwill, the estimate of fair value for the Aftermarket and Boats reporting units was sensitive to significant assumptions, such as the discount rates, forecasted revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) margins. For Aftermarket and Boats indefinite lived intangible assets, the estimated fair values were sensitive to significant assumptions such as the discount rates, projected revenues and royalty rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite lived intangible asset impairment testing process, including controls over management’s budgeting and forecasting process used to develop the projected revenues and EBITDA margins used in the fair value estimates, as well as controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Aftermarket and Boats reporting units and the related indefinite lived intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies used by management and testing the significant assumptions discussed above. We compared the significant assumptions used by management to current market and economic information, as well as other relevant factors. We assessed the reasonableness of forecasted future revenues and EBITDA margins by comparing the forecasts to historical results. We involved our internal valuation specialists to assist in our evaluation of the valuation models, methodologies and significant assumptions used by the Company, specifically the discount rates and royalty rates. We also performed sensitivity analyses of significant assumptions to evaluate the significance of changes in the fair value that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Minneapolis, Minnesota
February 13, 2020

POLARIS INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

Assets	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$157,064	$161,164
Trade receivables, net	190,430	197,082
Inventories, net	1,121,111	969,511
Prepaid expenses and other	125,908	121,472
Income taxes receivable	32,447	36,474
Total current assets	1,626,960	1,485,703
Property and equipment:
Land, buildings and improvements	502,853	462,224
Equipment and tooling	1,390,541	1,245,312
	1,893,394	1,707,536
Less: accumulated depreciation	(993,585)	(864,414)
Property and equipment, net	899,809	843,122
Investment in finance affiliate	110,641	92,059
Deferred tax assets	93,282	87,474
Goodwill and other intangible assets, net	1,490,235	1,517,594
Operating lease assets	110,153	—
Other long-term assets	99,449	98,963
Total assets	$4,430,529	$4,124,915
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations, and notes payable	$166,695	$66,543
Accounts payable	450,228	346,294
Accrued expenses:
Compensation	184,514	167,857
Warranties	136,184	121,824
Sales promotions and incentives	189,883	167,621
Dealer holdback	145,823	125,003
Other	213,892	197,687
Current operating lease liabilities	34,904	—
Income taxes payable	5,867	4,545
Total current liabilities	1,527,990	1,197,374
Long-term income taxes payable	28,092	28,602
Finance lease obligations	14,814	16,140
Long-term debt	1,512,000	1,879,887
Deferred tax liabilities	3,952	6,490
Long-term operating lease liabilities	77,926	—
Other long-term liabilities	143,955	122,570
Total liabilities	$3,308,729	$3,251,063
Deferred compensation	13,598	6,837
Shareholders’ equity:
Preferred stock $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160,000 shares authorized, 61,412 and 60,890 shares issued and outstanding, respectively	$614	$609
Additional paid-in capital	892,849	807,986
Retained earnings	287,256	121,114
Accumulated other comprehensive loss, net	(72,720)	(62,973)
Total shareholders’ equity	1,107,999	866,736
Noncontrolling interest	$203	$279
Total equity	1,108,202	867,015
Total liabilities and equity	$4,430,529	$4,124,915
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Sales	$6,782,518	$6,078,540	$5,428,477
Cost of sales	5,133,736	4,577,340	4,103,826
Gross profit	1,648,782	1,501,200	1,324,651
Operating expenses:
Selling and marketing	559,107	491,773	471,805
Research and development	292,935	259,682	238,299
General and administrative	393,930	349,763	331,196
Total operating expenses	1,245,972	1,101,218	1,041,300
Income from financial services	80,861	87,430	76,306
Operating income	483,671	487,412	359,657
Non-operating expense:
Interest expense	77,589	56,967	32,155
Equity in loss of other affiliates	5,133	29,252	6,760
Other (income) expense, net	(6,851)	(28,056)	1,951
Income before income taxes	407,800	429,249	318,791
Provision for income taxes	83,916	93,992	146,299
Net income	323,884	335,257	172,492
Net loss attributable to noncontrolling interest	76	—	—
Net income attributable to Polaris Inc.	$323,960	$335,257	$172,492
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$5.27	$5.36	$2.74
Diluted	$5.20	$5.24	$2.69
Weighted average shares outstanding:
Basic	61,437	62,513	62,916
Diluted	62,292	63,949	64,180

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$323,884	$335,257	$172,492
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,792)	(18,062)	41,691
Unrealized (loss) gain on derivative instruments	(6,537)	457	(330)
Retirement plan and other activity	250	261	(3,153)
Comprehensive income	314,805	317,913	210,700
Comprehensive loss attributable to noncontrolling interest	76	—	—
Comprehensive income attributable to Polaris Inc.	$314,881	$317,913	$210,700
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2016	63,109	$631	$650,162	$300,084	$(83,837)	$—	$867,040
Employee stock compensation	60	1	50,053	—	—	—	50,054
Deferred compensation	—	—	1,536	(4,525)	—	—	(2,989)
Proceeds from stock issuances under employee plans	934	9	42,729	—	—	—	42,738
Cash dividends declared ($2.32 per share)	—	—	—	(145,423)	—	—	(145,423)
Repurchase and retirement of common shares	(1,028)	(10)	(10,586)	(79,865)	—	—	(90,461)
Net income	—	—	—	172,492	—	—	172,492
Other comprehensive income	—	—	—	—	38,208	—	38,208
Balance, December 31, 2017	63,075	631	733,894	242,763	(45,629)	—	931,659
Employee stock compensation	245	2	63,964	—	—	—	63,966
Deferred compensation	—	—	111	4,769	—	—	4,880
Proceeds from stock issuances under employee plans	754	8	47,084	—	—	—	47,092
Cash dividends declared ($2.40 per share)	—	—	—	(149,032)	—	—	(149,032)
Repurchase and retirement of common shares	(3,184)	(32)	(37,066)	(311,565)	—	—	(348,663)
Cumulative effect of adoption of accounting standards (ASU 2016-16) and other activity	—	—	(1)	(1,078)	—	—	(1,079)
Noncontrolling interest	—	—	—	—	—	279	279
Net income	—	—	—	335,257	—	—	335,257
Other comprehensive loss	—	—	—	—	(17,344)	—	(17,344)
Balance, December 31, 2018	60,890	609	807,986	121,114	(62,973)	279	867,015
Employee stock compensation	412	4	74,958	—	—	—	74,962
Deferred compensation	—	—	(4,488)	(2,273)	—	—	(6,761)
Proceeds from stock issuances under employee plans	205	2	15,658	—	—	—	15,660
Cash dividends declared ($2.44 per share)	—	—	—	(149,101)	—	—	(149,101)
Repurchase and retirement of common shares	(95)	(1)	(1,265)	(7,112)	—	—	(8,378)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	668	(668)	—	—
Net income	—	—	—	323,960	—	(76)	323,884
Other comprehensive loss	—	—	—	—	(9,079)	—	(9,079)
Balance, December 31, 2019	61,412	$614	$892,849	$287,256	$(72,720)	$203	$1,108,202

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$323,884	$335,257	$172,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,513	211,036	191,108
Noncash compensation	74,962	63,966	50,054
Noncash income from financial services	(32,469)	(30,130)	(27,027)
Deferred income taxes	(9,484)	23,440	73,614
Impairment charges	3,558	24,263	25,395
Other, net	1,575	(8,489)	3,401
Changes in operating assets and liabilities:
Trade receivables	6,812	20,686	(17,064)
Inventories	(149,872)	(149,701)	(26,958)
Accounts payable	103,766	(984)	39,516
Accrued expenses	98,965	7,170	94,557
Income taxes payable/receivable	4,860	(4,490)	23,410
Prepaid expenses and other, net	(6,034)	(14,912)	(17,090)
Net cash provided by operating activities	655,036	477,112	585,408
Investing Activities:
Purchase of property and equipment	(251,374)	(225,414)	(184,388)
Investment in finance affiliate	(16,953)	(12,289)	(25,230)
Distributions from finance affiliate	30,840	39,125	57,502
Investment in other affiliates, net	—	(1,113)	(625)
Acquisition and disposal of businesses, net of cash acquired	(1,800)	(759,801)	1,645
Net cash used for investing activities	(239,287)	(959,492)	(151,096)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	3,368,853	3,553,237	2,186,939
Repayments under debt arrangements / finance lease obligations	(3,638,864)	(2,579,495)	(2,421,473)
Repurchase and retirement of common shares	(8,378)	(348,663)	(90,461)
Cash dividends to shareholders	(149,101)	(149,032)	(145,423)
Proceeds from stock issuances under employee plans	15,660	47,371	42,738
Net cash (used for) provided by financing activities	(411,830)	523,418	(427,680)
Impact of currency exchange rates on cash balances	(759)	(9,530)	9,816
Net increase in cash, cash equivalents and restricted cash	3,160	31,508	16,448
Cash, cash equivalents and restricted cash at beginning of period	193,126	161,618	145,170
Cash, cash equivalents and restricted cash at end of period	$196,286	$193,126	$161,618

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$76,959	$51,014	$30,884
Income taxes paid	$87,844	$73,999	$46,308
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$157,064	$161,164	$138,345
Other long-term assets	39,222	31,962	23,273
Total	$196,286	$193,126	$161,618
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles, Global Adjacent Markets vehicles, and Boats. Polaris products, together with related parts, garments and accessories, as well as aftermarket accessories and apparel, are sold worldwide through a network of independent dealers and distributors, retail stores and its subsidiaries. The primary markets for the Company’s products are the United States, Canada, Western Europe, Australia and Mexico.
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts and interest rate contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency and interest rate transactions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,874	$48,874	$—	$—
Total assets at fair value	$48,874	$48,874	$—	$—
Non-qualified deferred compensation liabilities	$(48,874)	$(48,874)	$—	$—
Foreign exchange contracts, net	(76)	—	(76)	—
Interest rate contracts, net	(8,000)	—	(8,000)	—
Total liabilities at fair value	$(56,950)	$(48,874)	$(8,076)	$—

	Fair Value Measurements as of December 31, 2018
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48,545	$48,545	$—	$—
Foreign exchange contracts, net	3,128	—	3,128	—
Total assets at fair value	$51,673	$48,545	$3,128	$—
Non-qualified deferred compensation liabilities	$(48,545)	$(48,545)	$—	$—
Interest rate contracts, net	(2,665)	—	(2,665)	—
Total liabilities at fair value	$(51,210)	$(48,545)	$(2,665)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At December 31, 2019 and December 31, 2018, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,769,292,000 and $2,013,684,000, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,693,509,000 and $1,962,570,000 as of December 31, 2019 and December 31, 2018, respectively.
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

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in thousands):

	December 31, 2019	December 31, 2018
Raw materials and purchased components	$344,621	$233,258
Service parts, garments and accessories	356,981	342,593
Finished goods	476,169	442,003
Less: reserves	(56,660)	(48,343)
Inventories	$1,121,111	$969,511

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
Property and equipment. Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included with depreciation expense. Fully depreciated tooling is eliminated from the accounting records annually.
Goodwill and other intangible assets. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completes its annual goodwill impairment test as of the first day of the fourth quarter.
The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. A qualitative assessment requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in our stock price. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative test and proceed to a quantitative test, then the quantitative goodwill impairment test is performed. A quantitative test includes comparing the fair value of each reporting unit to the carrying amount of the reporting unit, including goodwill. The fair value of each reporting unit is determined using a discounted cash flow analysis and a market approach. If the estimated fair value is less than the carrying amount of the reporting unit, an impairment is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. In developing the Company’s discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the Company’s annual operating plan and long-term business plan for each of the reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets the Company participates in. The Company completed a qualitative assessment for the ORV, Snow, Motorcycles and Global Adjacent Markets reporting units and a quantitative goodwill test for the Aftermarket and Boats reporting units.
The Company’s primary identifiable intangible assets include: dealer/customer relationships, brand/trade names, developed technology, and non-compete agreements. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company’s identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name with its carrying value. The Company completes its annual impairment test as of the first day of the fourth quarter each year for identifiable intangible assets with indefinite lives.
The results of the impairment tests indicated that no goodwill or indefinite-lived intangible asset impairment existed as of the test date. Refer to Note 7 for additional information regarding goodwill and other intangible assets.
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
Sales promotions and incentives. Polaris provides for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
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

Advertising expenses. Polaris records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2019, 2018 and 2017, Polaris incurred $77,404,000, $65,001,000 and $75,307,000 of advertising expenses, respectively.
Product warranties. Polaris provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Polaris’ standard warranties require the Company, through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, weather and its impact on product usage, product recalls and changes in sales volume.
The activity in the warranty reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$121,824	$123,840	$119,274
Additions to reserve related to acquisitions	8,809	19,468	—
Additions charged to expense	122,909	105,015	145,705
Warranty claims paid, net	(117,358)	(126,499)	(141,139)
Balance at end of year	$136,184	$121,824	$123,840

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
The Company estimates the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock unit awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in gross margin and operating expenses. Fluctuations in the Company’s stock price can have a significant effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in the Company’s stock price is recognized in the period of the change, and is reflected in gross profit and operating expenses. Refer to Note 4 for additional information regarding share-based compensation.
The Company estimates the likelihood and the rate of achievement for performance share-based awards. Changes in the estimated rate of achievement and fluctuation in the market based stock price can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level and fluctuation in the market based stock price is recognized in the period that the likelihood factor and stock price changes. If adjustments in the estimated rate of achievement and fluctuation in the market based stock price are made, they would be reflected in gross profit and operating expenses.
Derivative instruments and hedging activities. Changes in the fair value of a derivative are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Polaris does not use any financial contracts for trading purposes.
Polaris enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. These contracts meet the criteria for cash flow hedges. Gains and losses on the Canadian dollar and Australian dollar contracts at settlement are recorded in non-operating other (income) expense, net in the consolidated income statements, and gains and losses on the Mexican peso contracts at settlement are recorded in cost of sales in the consolidated statements of income. The contracts are recorded in other current assets or other current liabilities on the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
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
Refer to Note 14 for additional information regarding derivative instruments and hedging activities.
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
Comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, retirement benefit plan activity, and other activity. The Company discloses comprehensive income in separate consolidated statements of comprehensive income.
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
The new standard resulted in the recognition of additional net lease assets and lease liabilities of approximately $115,681,000, as of January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 12 for further information regarding the Company’s leases.
Derivatives and hedging. Effective January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, equity or cash flows.
Non-employee share-based payments. Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, equity or cash flows.
Intangibles-Goodwill and Other. Effective January 1, 2019, the Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.
Stranded Tax Effects. Effective January 1, 2019 the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% due to the enactment of the Tax Act. As a result of the adoption of ASU 2018-02, the Company recorded a $668,000 reclassification to decrease Accumulated Other Comprehensive Income and increase Retained Earnings.
Financial instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019, and is effective for the Company’s fiscal year beginning January 1, 2020. The adoption of the ASU is not expected to have a material impact on the Company’s financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on Polaris’ consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in thousands):

	For the Year Ended December 31, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,463,135	$502,090	$373,914	—	$621,353	$4,960,492
PG&A	745,928	82,006	87,341	$906,751	—	1,822,026
Total revenue	$4,209,063	$584,096	$461,255	$906,751	$621,353	$6,782,518

Revenue by geography
United States	$3,470,141	$375,977	$232,626	$867,052	$605,910	$5,551,706
Canada	304,020	31,129	4,612	39,699	15,443	394,903
EMEA	302,511	116,158	221,274	—	—	639,943
APLA	132,391	60,832	2,743	—	—	195,966
Total revenue	$4,209,063	$584,096	$461,255	$906,751	$621,353	$6,782,518

	For the Year Ended December 31, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,237,463	$465,269	$366,103	—	$279,656	$4,348,491
PG&A	681,954	80,377	78,541	$889,177	—	1,730,049
Total revenue	$3,919,417	$545,646	$444,644	$889,177	$279,656	$6,078,540

Revenue by geography
United States	$3,178,104	$371,483	$212,653	$847,293	$274,274	$4,883,807
Canada	293,269	31,150	18,539	41,884	5,382	390,224
EMEA	306,890	87,977	208,032	—	—	602,899
APLA	141,154	55,036	5,420	—	—	201,610
Total revenue	$3,919,417	$545,646	$444,644	$889,177	$279,656	$6,078,540

With respect to wholegood vehicles, boats, parts, garments and accessories, revenue is recognized when the Company transfers control of the product to the customer. With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
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
The Company expects to recognize approximately $34,254,000 of the unearned amount over the next 12 months and $47,301,000 thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$59,915	$45,760	$26,157
New contracts sold	49,565	35,610	31,617
Less: reductions for revenue recognized	(27,925)	(21,455)	(12,014)
Balance at end of year (1)	$81,555	$59,915	$45,760

(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $34,254,000 and $25,777,000 at December 31, 2019 and 2018, respectively, while the amount recorded in other long-term liabilities totaled $47,301,000 and $34,138,000 at December 31, 2019 and 2018, respectively.

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
The consolidated statements of income for the years ended December 31, 2019 and 2018 include $621,353,000 and $279,656,000 of net sales and $124,613,000 and $46,252,000 of gross profit, respectively, related to Boats.
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
The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2018 acquisition of Boat Holdings had occurred at the beginning of fiscal 2017 (in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$6,782,518	$6,429,700	$5,980,741
Net income attributable to Polaris Inc.	328,800	360,690	182,749

Basic earnings per share	$5.35	$5.77	$2.90
Diluted earnings per common share	$5.28	$5.64	$2.85

The results for the years ended December 31, 2019 and 2018 have been adjusted to exclude the impact of approximately $6,352,000 and $9,646,000 of integration and acquisition-related costs (pre-tax) incurred by the Company that are directly attributable to the transaction.
The results for the years ended December 31, 2019, 2018, and 2017 have been adjusted to include the pro forma impact of amortization of intangible assets and the depreciation of property, plant, and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; and the pro forma tax effect of both income before taxes and the pro forma adjustments. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.
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
2017 Acquisitions.
The Company did not complete any material acquisitions in 2017.

Note 4. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and awards for the benefit of its employees and directors under the shareholder approved Polaris Inc. 2007 Omnibus Incentive Plan (as amended) (the “Omnibus Plan”), which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan in April 2007, the Polaris Industries Inc. 1995 Stock Option Plan (“Option Plan”), the 1999 Broad Based Stock Option Plan, the Restricted Stock Plan and the 2003 Non-Employee Director Stock Option Plan (“Director Stock Option Plan” and collectively the “Prior Plans”) were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 24,325,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares canceled or forfeited under the Prior Plans.
 Stock option awards granted to date under the Omnibus Plan generally vest one to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 196,000 deferred stock units to its non-employee directors under the Omnibus Plan (15,000, 12,000 and 11,000 in 2019, 2018 and 2017, respectively), which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively restricted stock) awarded under the Omnibus Plan generally vests after a one to four year period. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. A maximum of 500,000 shares of common stock has been authorized under the Director Plan of which 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2019. Authorized shares under the Director Plan were exhausted in 2017. Since 2017, the Company has granted a total of 35,000 common stock equivalents to its non-employee directors under the Omnibus Plan (14,000 in 2019, 10,000 in 2018, and11,000 in 2017), which will be converted into common stock when their board service ends. As of December 31, 2019 and 2018, Polaris’ liability under the plans for the common stock equivalents totaled $11,035,000 and $7,253,000, respectively.

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
 Total share-based compensation expenses were as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Option awards	$21,847	$23,393	$18,423
Other share-based awards	48,002	28,513	28,844
Total share-based compensation before tax	69,849	51,906	47,267
Tax benefit	16,624	12,354	17,555
Total share-based compensation expense included in net income	$53,225	$39,552	$29,712

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
At December 31, 2019, there was $91,538,000 of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.37 years. Included in unrecognized share-based compensation expense is approximately $22,841,000 related to stock options and $68,697,000 for restricted stock.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the Omnibus Plan for the year ended December 31, 2019:

	Omnibus Plan (Active)
	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2018	4,575,926	$99.53
Granted	1,460,602	86.21
Exercised	(166,008)	65.90
Forfeited	(216,262)	105.95
Balance as of December 31, 2019	5,654,258	$96.83

Vested or expected to vest as of December 31, 2019	5,654,258	$96.83
Options exercisable as of December 31, 2019	2,802,466	$103.08

 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2019 was 6.61 years and 5.07 years, respectively.

The following assumptions were used to estimate the weighted average fair value of options of $19.54, $26.50 and $18.45 granted during the years ended December 31, 2019, 2018 and 2017, respectively:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average volatility	32%	30%	29%
Expected dividend yield	2.9%	2.1%	2.6%
Expected term (in years)	4.5	4.4	4.7
Weighted average risk free interest rate	2.5%	2.6%	1.9%

The total intrinsic value of options exercised during the year ended December 31, 2019 was $5,136,000. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2019, was $73,730,000 and $35,503,000, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average volatility	34%	33%	31%
Expected dividend yield	2.7%	2.1%	2.5%
Expected term (in years)	3.0	3.0	3.0
Weighted average risk free interest rate	2.4%	2.3%	1.5%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during 2019, 2018, and 2017 was $96.38, $106.43, and $82.14 per award, respectively.
The following table summarizes restricted stock activity for the year ended December 31, 2019:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2018	1,641,197	$92.19
Granted	545,365	89.75
Vested	(314,555)	90.39
Canceled/Forfeited	(485,998)	76.36
Balance as of December 31, 2019	1,386,009	$96.92
Expected to vest as of December 31, 2019	1,397,750	$96.79

The shares granted above include 125,000 performance restricted stock unit awards. These performance grants are the number of shares that would be earned at the target level of performance. The number of shares of Polaris common stock that could actually be delivered at the end of the three-year performance period for performance restricted stock units may be anywhere from 0% to 200% of target for each performance share, depending on the performance of the Company during such performance period.
The total intrinsic value of restricted stock expected to vest as of December 31, 2019 was $142,151,000. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2019, 2018 and 2017 were $89.75, $114.42 and $85.97, respectively.

Note 5. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Total expense related to the ESOP was $10,335,000, $10,037,000 and $8,241,000, in 2019, 2018 and 2017, respectively. As of December 31, 2019 there were 3,282,000 shares held in the plan.
Defined contribution plans. Polaris sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $26,185,000, $24,458,000, and $22,101,000, in 2019, 2018 and 2017, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balances are both $48,874,000 and $48,545,000 at December 31, 2019, and 2018, respectively.
Executive officers of the Company have the opportunity to defer certain restricted stock units. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. The deferrals are held in a rabbi trust and are invested in funds to match the liabilities of the SERP. The awards are redeemable in Polaris stock or in cash based upon the occurrence of events not solely within the control of Polaris; therefore, awards probable of vesting, for which the executive has not yet made an election to defer, or awards that have been deferred but have not yet vested and are probable of vesting or have been diversified into other funds, are reported as deferred compensation in the temporary equity section of the consolidated balance sheets. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2019, 133,706 shares are recorded at a fair value of $13,598,000 in temporary equity, which includes $11,834,000 of compensation cost and $1,764,000 of cumulative fair value adjustment recorded through retained earnings.

Note 6. Financing Agreement
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in thousands):

	Average interest rate at December 31, 2019	Maturity	December 31, 2019	December 31, 2018
Revolving loan facility	1.10%	July 2023	$75,183	$187,631
Term loan facility	3.05%	July 2023	1,000,000	1,150,000
Senior notes—fixed rate	4.60%	May 2021	75,000	75,000
Senior notes—fixed rate	3.13%	December 2020	100,000	100,000
Senior notes—fixed rate	4.23%	July 2028	350,000	350,000
Finance lease obligations	5.18%	Various through 2029	16,073	17,587
Notes payable and other	4.23%	Various through 2030	81,388	87,608
Debt issuance costs			(4,135)	(5,256)
Total debt, finance lease obligations, and notes payable			$1,693,509	$1,962,570
Less: current maturities			166,695	66,543
Total long-term debt, finance lease obligations, and notes payable			$1,526,814	$1,896,027

Bank financing. In July 2018, Polaris amended its unsecured revolving loan facility to increase the facility to $700,000,000 and increase its term loan facility to $1,180,000,000, of which $1,000,000,000 is outstanding as of December 31, 2019. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Under the facility, the Company is required to make principal payments totaling $59,000,000 over the next 12 months, which are classified as current maturities in the consolidated balance sheets.
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
The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. Polaris was in compliance with all such covenants as of December 31, 2019.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76,733,000, of which $71,722,000 is outstanding as of December 31, 2019. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14,500,000, of which $9,666,000 is outstanding as of December 31, 2019. The outstanding balance is included in notes payable and other. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.
The following summarizes activity under Polaris’ credit arrangements (dollars in thousands):

	2019	2018	2017
Total borrowings at December 31	$1,600,183	$1,862,631	$883,000
Average outstanding borrowings during year	$1,911,982	$1,474,485	$1,133,641
Maximum outstanding borrowings during year	$2,127,940	$1,999,731	$1,319,105
Interest rate at December 31	3.29%	3.64%	2.91%

Letters of credit. At December 31, 2019, Polaris had open letters of credit totaling $21,637,000. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs. Certain finance companies, including Polaris Acceptance, an affiliate, and TCF Financial Corporation (see Note 10), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2019, was approximately $1,884,131,000. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month end balances outstanding during the prior calendar year for Polaris Acceptance, and 100 percent of the balances outstanding for TCF Financial Corporation. At December 31, 2019, the potential aggregate repurchase obligation was approximately $180,557,000 and $221,500,000 for Polaris Acceptance and TCF Financial Corporation, respectively. Polaris’ financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, Polaris contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are included as an offset to sales in the accompanying consolidated statements of income.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Goodwill	$659,937	$647,077
Other intangible assets, net	830,298	870,517
Total goodwill and other intangible assets, net	$1,490,235	$1,517,594

There were no material additions to goodwill and other intangible assets in 2019. Additions to goodwill and other intangible assets in 2018 primarily relate to the acquisition of Boat Holdings in July 2018. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Boat Holding’s financial results are included in the Company’s consolidated results from the date of acquisition. The pro forma financial results and the purchase price allocation are included in Note 3.
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance as of beginning of year	$647,077	$433,374
Goodwill acquired and related adjustments	14,157	218,191
Currency translation effect on foreign goodwill balances	(1,297)	(4,488)
Balance as of end of year	$659,937	$647,077

For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$964,653	$(94,136)	$423,846	$(76,634)
Intangible assets acquired during the period	1,077	—	557,390	—
Intangible assets disposed of during the period	(7,114)	7,114	(13,659)	13,659
Amortization expense	—	(40,882)	—	(32,927)
Currency translation effect on foreign balances	(1,788)	1,374	(2,924)	1,766
Other intangible assets, ending	$956,828	$(126,530)	$964,653	$(94,136)

The components of other intangible assets were as follows (in thousands):

December 31, 2019	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2,630	$(986)	$1,644
Dealer/customer related	5-20	499,513	(116,142)	383,371
Developed technology	5-7	12,655	(9,402)	3,253
Total amortizable		514,798	(126,530)	388,268
Non-amortizable—brand/trade names		442,030	—	442,030
Total other intangible assets, net		$956,828	$(126,530)	$830,298

December 31, 2018	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2,630	$(329)	$2,301
Dealer/customer related	5-20	506,401	(85,614)	420,787
Developed technology	5-7	13,323	(8,193)	5,130
Total amortizable		522,354	(94,136)	428,218
Non-amortizable—brand/trade names		442,299	—	442,299
Total other intangible assets, net		$964,653	$(94,136)	$870,517

Amortization expense for intangible assets for the year ended December 31, 2019 and 2018 was $40,882,000 and $32,927,000, respectively. Estimated amortization expense for 2020 through 2024 is as follows: 2020, $36,056,000; 2021, $33,288,000; 2022, $28,323,000; 2023, $25,791,000; 2024, $25,023,000; and after 2024, $239,787,000. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 8. Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings.
The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Act. During the fourth quarter of 2018, the Company elected the period cost method related to the Global Intangible Low-Taxed Income (GILTI) and completed its accounting for the tax effects of the Tax Act which resulted in an immaterial change to the provisional amounts described above.
Polaris’ income before income taxes was generated from its United States and foreign operations as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
United States	$344,346	$344,728	$264,207
Foreign	63,454	84,521	54,584
Income before income taxes	$407,800	$429,249	$318,791

Components of Polaris’ provision for income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$46,441	$39,051	$41,134
State	18,199	3,759	7,264
Foreign	26,798	27,539	22,267
Deferred	(7,522)	23,643	75,634
Total provision for income taxes	$83,916	$93,992	$146,299

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.3	1.9	1.4
Domestic manufacturing deduction	(2.1)	(1.4)	(0.5)
Research and development tax credit	(4.0)	(3.1)	(5.6)
Stock based compensation	0.2	(1.4)	(4.4)
Valuation allowance	0.5	0.2	1.2
Tax Reform impact	—	0.4	17.4
Non-deductible expenses	—	—	2.0
Foreign tax rate differential	1.7	1.3	(0.3)
Other permanent differences	1.0	3.0	(0.3)
Effective income tax rate for continuing operations	20.6%	21.9%	45.9%

Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $188,033,000 and $186,679,000 at December 31, 2019 and 2018, respectively, are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

Polaris utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in thousands):

	As of December 31,
	2019	2018
Deferred income taxes:
Inventories	$18,550	$11,171
Accrued expenses	126,593	105,218
Cost in excess of net assets of businesses acquired	(35,203)	(22,916)
Property and equipment	(88,145)	(72,252)
Operating lease assets	(26,480)	—
Operating lease liabilities	27,115	—
Employee compensation and benefits	61,441	56,286
Net operating loss and other loss carryforwards	20,079	13,847
Valuation allowance	(14,620)	(10,370)
Total net deferred income tax asset	$89,330	$80,984

At December 31, 2019, the Company had available unused international and acquired federal net operating loss carryforwards of $48,061,000. The net operating loss carryforwards will expire at various dates from 2021 to 2030, with certain jurisdictions having indefinite carryforward terms.
Polaris classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. Polaris recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits at December 31, 2019, if recognized, would affect the Company’s effective tax rate. The Company anticipates that it is reasonably possible that gross unrecognized tax benefits as of December 31, 2019 may decrease by a range of zero to $12,000,000 during 2020, primarily as a result of ongoing U.S. federal examinations. Tax years 2013 through 2019 remain open to examination by certain tax jurisdictions to which the Company is subject. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Balance at January 1,	$25,511	$19,096
Gross increases for tax positions of prior years	1,237	6,586
Gross increases for tax positions of current year	3,969	2,522
Decreases due to settlements and other prior year tax positions	(5,629)	(2,550)
Decreases for lapse of statute of limitations	(752)	—
Currency translation effect on foreign balances	42	(143)
Balance at December 31,	24,378	25,511
Reserves related to potential interest and penalties at December 31,	3,714	3,090
Unrecognized tax benefits at December 31,	$28,092	$28,601

Note 9. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 90,460,000 shares of the Company’s common stock. As of December 31, 2019, 3,156,000 shares remain available for repurchases under the Board’s authorization. The Company has made the following share repurchases (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Total number of shares repurchased and retired	95	3,184	1,028
Total investment	$8,378	$348,663	$90,461

Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3,000,000 shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2019, approximately 1,427,000 shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2019, 2018, and 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Quarterly dividend declared and paid per common share	$0.61	$0.60	$0.58
Total dividends declared and paid per common share	$2.44	$2.40	$2.32

On January 31, 2020, the Polaris Board of Directors declared a regular cash dividend of $0.62 per share payable on March 16, 2020 to holders of record of such shares at the close of business on March 2, 2020.
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

	For the Years Ended December 31,
	2019	2018	2017
Weighted average number of common shares outstanding	61,109	62,236	62,668
Director Plan and deferred stock units	207	177	157
ESOP	121	100	91
Common shares outstanding—basic	61,437	62,513	62,916
Dilutive effect of restricted stock awards	581	679	384
Dilutive effect of stock option awards	274	757	880
Common and potential common shares outstanding—diluted	62,292	63,949	64,180

During 2019, 2018 and 2017, the number of options that were not included in the computation of diluted income per share because the option price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 3,846,000, 1,723,000 and 2,768,000, respectively.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance is as follows (in thousands):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(60,504)	$423	(2,892)	$(62,973)
Reclassification to the income statement	—	(3,219)	250	(2,969)
Reclassification to retained earnings	—	—	(668)	(668)
Change in fair value	(2,792)	(3,318)	—	(6,110)
Balance as of December 31, 2019	$(63,296)	$(6,114)	$(3,310)	$(72,720)

The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments and for actuarial losses related to retirement benefit plans the years ended December 31, 2019 and 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2019	2018
Foreign currency contracts	Other expense, net	$3,198	$9,378
Foreign currency contracts	Cost of sales	920	686
Interest rate contracts	Interest expense	(899)	(158)
Retirement plan activity	Operating expenses	(250)	(261)
Total		$2,969	$9,645

The net amount of the existing gains or losses at December 31, 2019 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 14 for further information regarding Polaris’ derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $110,641,000 at December 31, 2019 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At December 31, 2019, the outstanding amount of net receivables financed for dealers under this arrangement was $1,423,428,000, which included $687,646,000 in the Polaris Acceptance portfolio and $735,782,000 of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2019, the potential 15 percent aggregate repurchase obligation was approximately $180,557,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$79,276	$72,093	$61,645
Interest and operating expenses	14,337	11,832	7,590
Net income	$64,939	$60,261	$54,055

	As of December 31,
	2019	2018
Finance receivables, net	$687,646	$573,669
Other assets	105	102
Total Assets	$687,751	$573,771
Notes payable	$463,055	$386,438
Other liabilities	3,414	3,215
Partners’ capital	221,282	184,118
Total Liabilities and Partners’ Capital	$687,751	$573,771

A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At December 31, 2019, the potential aggregate repurchase obligation was approximately $221,500,000. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 11. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. The Company had $0 and $6,133,000 of such investments as of December 31, 2019 and 2018, respectively, which are recorded as a component of other long-term assets in the accompanying consolidated balance sheets.
During 2018, the Company had an investment in Eicher-Polaris Private Limited (“EPPL”) a joint venture established in 2012 with Eicher Motors Limited (“Eicher”) intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. However, during the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the closure, the Company recognized $27,048,000 of costs, including impairment, associated with the wind-down of EPPL for the year ended December 31, 2018. No such costs were recorded in 2019. The investment was fully impaired as of December 31, 2019 and 2018.
The Company impairs an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, Polaris evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs. As a result of the Victory® Motorcycles wind down, the Company recognized an impairment of substantially all of its cost-method investment in Brammo, Inc. in the first quarter of 2017. The impairment was recorded within other expense, net in the consolidated statements of income, and reduced the Brammo investment. See Note 16 for additional discussion related to charges incurred related to the Victory Motorcycles wind down.
In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. The sale was completed in the fourth quarter of 2017, and as a result of the sale, Polaris recorded a gain, which is included in Other (income) expense, net on the 2017 consolidated statements of income. During the first quarter of 2018, Polaris received additional distributions from Brammo and recognized a gain of $13,478,000, which is included in Other (income) expense on the consolidated statements of income.

Note 12. Leases
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
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years years or more. Such options are included in the lease term when it is reasonably certain that the option will be exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain lease agreements include rental payments that are variable based on usage or are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Information on the Company’s leases is summarized as follows (in thousands):

	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$110,153
Finance lease assets	Property and equipment, net (1)	12,721
Total leased assets		$122,874
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$34,904
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1,259
Long-term
Operating lease liabilities	Long-term operating lease liabilities	77,926
Finance lease liabilities	Finance lease obligations	14,814
Total lease liabilities		$128,903

(1) Finance lease assets are recorded net of accumulated amortization of $7,757,000 as of December 31, 2019.

Lease Cost	Classification	For the Year Ended December 31, 2019
Operating lease cost (1)	Operating expenses and cost of sales	$42,477
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	1,486
Interest on lease liabilities	Interest expense	875
Sublease income	Other (income) expense, net	(2,382)
Total lease cost		$42,456

(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases (1)	Finance Leases	Total
2020	$38,095	$2,119	$40,214
2021	28,004	2,107	30,111
2022	19,289	2,070	21,359
2023	13,960	2,070	16,030
2024	8,913	2,085	10,998
Thereafter	12,967	9,940	22,907
Total lease payments	$121,228	$20,391	$141,619
Less: interest	8,398	4,318
Present value of lease payments	$112,830	$16,073

(1) Operating lease payments include $3,429,000 related to options to extend lease terms that are reasonably certain of being exercised.
Leases that the Company has signed but have not yet commenced are immaterial.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.47
Finance leases	9.48
Weighted-average discount rate
Operating leases	3.29%
Finance leases	5.18%

Other Information	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42,687
Operating cash flows from finance leases	858
Financing cash flows from finance leases	1,254
Leased assets obtained in exchange for new operating lease liabilities	28,773

Note 13. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2019 and 2018, the Company had an accrual of $56,961,000 and $52,801,000, respectively, for the probable payment of pending and expected claims related to product liability matters associated with Polaris products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, product liability claims, and putative class action lawsuits. As of December 31, 2019, the Company is party to three putative class actions pending against the Company in the United States. Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that the Company violated various California consumer protection laws. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.
In the opinion of management, it is unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety and potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to the Company’s consolidated financial position, results of operations, or cash flows in any particular reporting period.
Leases. The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $42,477,000, $38,179,000 and $36,537,000 for 2019, 2018 and 2017, respectively.

Note 14. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk and interest rate risk. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are entered into in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s long-term debt.
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
At December 31, 2019 and 2018, Polaris had the following open foreign currency contracts (in thousands):

	December 31, 2019		December 31, 2018
Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$15,971	$(86)	—	—
Canadian Dollar	101,397	(1,069)	$55,133	$2,564
Mexican Peso	16,986	1,079	19,222	564
Total	$134,354	$(76)	$74,355	$3,128

These contracts, with maturities through December 2020, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At December 31, 2019 and 2018, Polaris had the following open interest rate swap contracts (in thousands):

		December 31, 2019		December 31, 2018
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25,000	$(67)	$25,000	$397
September 28, 2018	September 30, 2019	—	—	250,000	(163)
September 30, 2019	September 30, 2023	150,000	(7,696)	150,000	(2,899)
May 3, 2019	May 3, 2020	100,000	(237)	—	—
Total		$275,000	$(8,000)	$425,000	$(2,665)

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

The table below summarizes the carrying values of derivative instruments as of December 31, 2019 and 2018 (in thousands):

	Carrying Values of Derivative Instruments as of December 31, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1,079	$(1,155)	$(76)
Interest rate contracts	—	(8,000)	(8,000)
Total derivatives designated as hedging instruments	$1,079	$(9,155)	$(8,076)

	Carrying Values of Derivative Instruments as of December 31, 2018
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$3,128	—	$3,128
Interest rate contracts	—	$(2,665)	(2,665)
Total derivatives designated as hedging instruments	$3,128	$(2,665)	$463
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in other comprehensive loss for the years ended December 31, 2019 and 2018 was $(6,537,000) and $457,000, respectively.
See Note 9 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive income loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2019 and 2018.

Note 15. Segment Reporting
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

	For the Years Ended December 31,
	2019	2018	2017
Sales
ORV/Snowmobiles	$4,209,063	$3,919,417	$3,570,753
Motorcycles	584,096	545,646	576,068
Global Adjacent Markets	461,255	444,644	396,764
Aftermarket	906,751	889,177	884,892
Boats	621,353	279,656	—
Total sales	$6,782,518	$6,078,540	$5,428,477
Gross profit
ORV/Snowmobiles	1,204,288	1,113,908	1,054,557
Motorcycles	44,065	63,045	16,697
Global Adjacent Markets	129,939	116,583	94,920
Aftermarket	222,712	234,365	225,498
Boats	124,613	46,252	—
Corporate	(76,835)	(72,953)	(67,021)
Total gross profit	$1,648,782	$1,501,200	$1,324,651

Note 16. Victory Motorcycles Wind Down
In January 2017, the Company’s Board of Directors approved a strategic plan to wind down the Victory Motorcycles brand. The Company began wind down activities during the first quarter of 2017. As a result of the activities, the Company recognized total pretax charges of $5,063,000 and $59,792,000 for the years ended December 31, 2018 and 2017, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (ASC 420). There were no such charges recognized in 2019. These totals exclude the positive pretax impact of $2,680,000 and the negative pretax impact of $21,184,000 incurred for other wind-down activities for the years ended December 31, 2018 and 2017, respectively, as well as the pretax impact of a $3,570,000 gain in 2017 resulting from the sale of a cost method investment that was previously impaired. The total impact of wind down activities in 2018 was $2,383,000, inclusive of promotional activity. The total impact of wind down activities in 2017 was $77,406,000, inclusive of promotional activity and a gain resulting from the sale of Brammo. All costs related to wind-down activities were recognized by the end of 2018.
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

Total reserves related to the Victory Motorcycles wind down activities were $2,697,000 and $5,645,000 as of December 31, 2018 and 2017, respectively. Wind down activities in 2019 and the reserve balance at December 31, 2019 were immaterial. These reserves are included in other accrued expenses and inventory in the consolidated balance sheets. Changes to the reserves during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Contract termination charges	Inventory charges	Other costs	Total
Reserves balance as of January 1, 2017	—	—	—	—
Expenses	$21,632	$10,169	$9,231	$41,032
Cash payments / scrapped inventory	(18,445)	(9,392)	(7,550)	(35,387)
Reserves balance as of December 31, 2017	$3,187	$777	$1,681	$5,645
Expenses	3,433	—	1,630	5,063
Cash payments / scrapped inventory	(5,155)	(399)	(2,457)	(8,011)
Reserves balance as of December 31, 2018	$1,465	$378	$854	$2,697

Note 17. Quarterly Financial Data (unaudited)

	Sales	Gross profit	Net income attributable to Polaris Inc.	Diluted net income per share attributable to Polaris Inc. common shareholders
	(In thousands, except per share data)
2019
First Quarter	$1,495,690	$352,448	$48,378	$0.78
Second Quarter	1,779,315	436,448	88,263	1.42
Third Quarter	1,771,647	436,542	88,388	1.42
Fourth Quarter	1,735,866	423,344	98,931	1.58
Year	$6,782,518	$1,648,782	$323,960	$5.20

2018
First Quarter	$1,297,473	$323,481	$55,714	$0.85
Second Quarter	1,502,532	385,176	92,540	1.43
Third Quarter	1,651,415	401,270	95,529	1.50
Fourth Quarter	1,627,120	391,273	91,474	1.47
Year	$6,078,540	$1,501,200	$335,257	$5.24

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board and Meetings” and “Corporate Governance—Code of Business Conduct and Ethics” in the Polaris definitive Proxy Statement to be filed on or about March 13, 2020 (the “2020 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change-In-Control,” and “Pay Ratio Disclosure” in the Company’s 2020 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Corporate Governance Guidelines and Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2020 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 38 are included in Part II of this Form 10-K.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts is included on page 77 of this report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 78 to 81.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 13, 2020, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 13, 2020.

POLARIS INC.
By:	/S/ SCOTT W. WINE
Scott W. Wine
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ SCOTT W. WINE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2020
Scott W. Wine

	/S/ MICHAEL T. SPEETZEN	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2020
Michael T. Speetzen

	*	Director	February 13, 2020
George W. Bilicic

	*	Director	February 13, 2020
Annette K. Clayton

	*	Director	February 13, 2020
Kevin M. Farr

	*	Director	February 13, 2020
Gary E. Hendrickson

	*	Director	February 13, 2020
Gwenne A. Henricks

	*	Director	February 13, 2020
Bernd F. Kessler

	*	Director	February 13, 2020
Lawrence D. Kingsley

	*	Director	February 13, 2020
Gwynne E. Shotwell

	*	Lead Director	February 13, 2020
John P. Wiehoff

*By:	/s/ SCOTT W. WINE		February 13, 2020
(Scott W. Wine Attorney-in-Fact)

*
Scott W. Wine, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of Polaris Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In thousands)
2017: Deducted from asset accounts—Allowance for doubtful accounts receivable	$19,439	$(965)	$—	$(7,560)	$10,914
2018: Deducted from asset accounts—Allowance for doubtful accounts receivable	$10,914	$1,058	$60	$(2,581)	$9,451
2019: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9,451	$767	$—	$(878)	$9,340

(1)	Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In thousands)
2017: Deducted from asset accounts—Allowance for obsolete inventory	$45,175	$36,150	$—	$(34,206)	$47,119
2018: Deducted from asset accounts—Allowance for obsolete inventory	$47,119	$11,565	$1,947	$(12,288)	$48,343
2019: Deducted from asset accounts—Allowance for obsolete inventory	$48,343	$21,930	$454	$(14,067)	$56,660

(2)	Inventory disposals, net of recoveries.

POLARIS INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2019

Exhibit Number	Description
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

3.a
Restated Articles of Incorporation of Polaris Inc. (the “Company”), effective July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019.

.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4/A, filed November 21, 1994 (No. 033-55769).

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

.h	Description of the Company’s Capital Stock

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
Amendment to the Polaris Inc. Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009, subsequently amended on July 25, 2012, and further amended on October 24, 2019.*

POLARIS INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2019 (cont.)

.d
Polaris Industries Inc. Senior Executive Annual Incentive Plan, as amended and restated effective February 27, 2018 incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

.e
Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders filed March 11, 2019.*

.f
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
Form of Nonqualified Stock Option Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 .*

.k
Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.hh to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.l
Form of Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.m
Form of Restricted Stock Unit Award Agreement entered into with Christopher Musso, incorporated by reference to Exhibit 10.s to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

.n
Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.o
Form of Nonqualified Stock Option Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.p	Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019.)*

.q	Form of Nonqualified Stock Option Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019.)*

.r	Form of Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019.)*

.s	Form of Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019.)*

.t	Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019.)*

POLARIS INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2019 (cont.)

.u	Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019.)*

.v	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.w
Employment Offer Letter dated September 28, 2017 by and between the Company and Christopher Musso, incorporated by reference to Exhibit 10.y to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

.x
Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.y
Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.z
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

.cc	Letter Agreement between entered into with Christopher Musso, dated December 6, 2019, amending the Severance Agreement dated November 6, 2017.*

.dd	Severance Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.ii to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.ee
Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.ff	Severance Agreement dated April 4, 2011 entered into with James P. Williams.*

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

.ii
First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.jj
Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014, incorporated by reference to Exhibit 10.oo to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

POLARIS INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2019 (cont.)

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

101
The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.