Form 10-Q
period 2020-03-31
Polaris Inc.
filed 2020-04-28
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
N/A
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
As of April 21, 2020, 61,249,315 shares of Common Stock, $.01 par value, of the registrant were outstanding.

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC. CONSOLIDATED BALANCE SHEETS (In millions, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$424.4	$157.1
Trade receivables, net	167.9	190.4
Inventories, net	1,234.8	1,121.1
Prepaid expenses and other	112.2	125.9
Income taxes receivable	45.9	32.5
Total current assets	1,985.2	1,627.0
Property and equipment, net	886.1	899.8
Investment in finance affiliate	112.4	110.6
Deferred tax assets	90.9	93.3
Goodwill and other intangible assets, net	1,478.4	1,490.2
Operating lease assets	110.0	110.2
Other long-term assets	100.9	99.4
Total assets	$4,763.9	$4,430.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$166.7	$166.7
Accounts payable	556.1	450.2
Accrued expenses:
Compensation	79.2	184.5
Warranties	132.8	136.2
Sales promotions and incentives	186.5	189.9
Dealer holdback	121.1	145.8
Other	230.0	213.9
Current operating lease liabilities	36.9	34.9
Income taxes payable	3.7	5.9
Total current liabilities	1,513.0	1,528.0
Long-term income taxes payable	25.2	28.1
Finance lease obligations	14.3	14.8
Long-term debt	1,982.5	1,512.0
Deferred tax liabilities	3.4	4.0
Long-term operating lease liabilities	75.6	77.9
Other long-term liabilities	141.4	143.9
Total liabilities	$3,755.4	$3,308.7
Deferred compensation	$6.7	$13.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 61.2 and 61.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	898.4	892.8
Retained earnings	210.6	287.3
Accumulated other comprehensive loss, net	(108.0)	(72.7)
Total shareholders’ equity	1,001.6	1,108.0
Noncontrolling interest	0.2	0.2
Total equity	1,001.8	1,108.2
Total liabilities and equity	$4,763.9	$4,430.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In millions, except per share data) (Unaudited)

	Three months ended March 31,
	2020	2019
Sales	$1,405.2	$1,495.7
Cost of sales	1,112.3	1,143.2
Gross profit	292.9	352.5
Operating expenses:
Selling and marketing	150.2	129.3
Research and development	78.4	67.1
General and administrative	78.5	92.9
Total operating expenses	307.1	289.3
Income from financial services	19.7	18.7
Operating income	5.5	81.9
Non-operating expense:
Interest expense	16.2	20.4
Equity in loss of other affiliates	—	0.6
Other (income) expense, net	0.9	(3.5)
Income (loss) before income taxes	(11.6)	64.4
Provision for income taxes	(6.2)	16.0
Net income (loss)	(5.4)	48.4
Net (income) loss attributable to noncontrolling interest	—	—
Net income (loss) attributable to Polaris Inc.	$(5.4)	$48.4
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$(0.09)	$0.79
Diluted	$(0.09)	$0.78
Weighted average shares outstanding:
Basic	61.9	61.3
Diluted	61.9	62.0

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(5.4)	$48.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(25.1)	(3.7)
Unrealized loss on derivative instruments	(10.3)	(2.5)
Retirement plan and other activity	0.1	(0.6)
Comprehensive income (loss)	(40.7)	41.6
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to Polaris Inc.	$(40.7)	$41.6
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.4	—	11.9	—	—	—	11.9
Deferred compensation	—	—	(0.5)	7.4	—	—	6.9
Proceeds from stock issuances under employee plans	—	—	2.3	—	—	—	2.3
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	(0.6)	—	(8.1)	(40.7)	—	—	(48.8)
Net loss	—	—	—	(5.4)	—	—	(5.4)
Other comprehensive loss	—	—	—	—	(35.3)	—	(35.3)
Balance, March 31, 2020	61.2	0.6	898.4	210.6	(108.0)	0.2	1,001.8

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60.9	$0.6	$808.0	$121.1	$(63.0)	$0.3	$867.0
Employee stock compensation	0.2	—	12.1	—	—	—	12.1
Deferred compensation	—	—	(1.5)	(0.3)	—	—	(1.8)
Proceeds from stock issuances under employee plans	—	—	3.2	—	—	—	3.2
Cash dividends declared (1)	—	—	—	(37.1)	—	—	(37.1)
Repurchase and retirement of common shares	(0.1)	—	(1.0)	(5.2)	—	—	(6.2)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	0.6	(0.6)	—	—
Net income	—	—	—	48.4	—	—	48.4
Other comprehensive loss	—	—	—	—	(6.1)	—	(6.1)
Balance, March 31, 2019	61.0	0.6	820.8	127.5	(69.7)	0.3	879.5
(1) Polaris Inc. declared $0.62 and $0.61 dividends per share for the three months ended March 31, 2020, and March 31, 2019, respectively.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three months ended March 31,
	2020	2019
Operating Activities:
Net income (loss)	$(5.4)	$48.4
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	62.4	54.4
Noncash compensation	11.9	12.1
Noncash income from financial services	(7.8)	(7.7)
Deferred income taxes	0.8	(1.3)
Other, net	—	0.6
Changes in operating assets and liabilities:
Trade receivables	18.0	(11.2)
Inventories	(121.5)	(180.0)
Accounts payable	106.3	91.2
Accrued expenses	(116.2)	(75.7)
Income taxes payable/receivable	(18.8)	12.3
Prepaid expenses and others, net	(1.1)	18.7
Net cash used for operating activities	(71.4)	(38.2)
Investing Activities:
Purchase of property and equipment	(46.8)	(70.2)
Investment in finance affiliate, net	6.0	0.2
Net cash used for investing activities	(40.8)	(70.0)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	939.4	1,010.2
Repayments under debt arrangements / finance lease obligations	(469.2)	(870.5)
Repurchase and retirement of common shares	(48.8)	(6.2)
Cash dividends to shareholders	(38.0)	(37.1)
Proceeds from stock issuances under employee plans	2.3	3.2
Net cash provided by financing activities	385.7	99.6
Impact of currency exchange rates on cash balances	(4.9)	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	268.6	(9.6)
Cash, cash equivalents and restricted cash at beginning of period	196.3	193.1
Cash, cash equivalents and restricted cash at end of period	$464.9	$183.5

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$17.4	$23.0
Income taxes paid	$8.5	$2.9
Leased assets obtained for operating lease liabilities	$7.4	$4.0

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$424.4	$151.4
Other long-term assets	40.5	32.1
Total	$464.9	$183.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Reclassifications. Certain reclassifications of previously reported segment gross profit amounts have been made to conform to the current year presentation. The reclassifications had no impact on the consolidated balance sheets, statements of income (loss), comprehensive income (loss), equity, or cash flows, as previously reported. See further information in Note 10.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$51.0	$51.0	$—	$—
Total assets at fair value	$51.0	$51.0	$—	$—
Non-qualified deferred compensation liabilities	$(51.0)	$(51.0)	$—	$—
Foreign exchange contracts, net	(1.1)	—	(1.1)	—
Interest rate contracts, net	(20.4)	—	(20.4)
Total liabilities at fair value	$(72.5)	$(51.0)	$(21.5)	$—

	Fair Value Measurements as of December 31, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.9	$48.9	$—	$—
Total assets at fair value	$48.9	$48.9	$—	$—
Non-qualified deferred compensation liabilities	$(48.9)	$(48.9)	$—	$—
Foreign exchange contracts, net	(0.1)		(0.1)
Interest rate contracts, net	(8.0)	—	(8.0)	—
Total liabilities at fair value	$(57.0)	$(48.9)	$(8.1)	$—

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At March 31, 2020 and December 31, 2019, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $2,277.8 million and $1,769.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $2,163.5 million and $1,693.5 million as of March 31, 2020 and December 31, 2019, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in millions):

	March 31, 2020	December 31, 2019
Raw materials and purchased components	$425.2	$344.6
Service parts, garments and accessories	358.4	357.0
Finished goods	513.5	476.2
Less: reserves	(62.3)	(56.7)
Inventories	$1,234.8	$1,121.1

Product warranties. The Company typically provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. Polaris provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. The Company’s standard warranties require the Company, generally through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume.

The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$136.2	$121.8
Additions charged to expense	24.2	26.0
Warranty claims paid, net	(27.6)	(31.6)
Balance at end of period	$132.8	$116.2

New accounting pronouncements.
Financial instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method. The adoption of Topic 326 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have have a material impact on the Company’s disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	Three months ended March 31, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$644.7	$109.8	$77.4	—	$154.5	$986.4
PG&A	179.0	16.8	20.9	$202.1	—	418.8
Total revenue	$823.7	$126.6	$98.3	$202.1	$154.5	$1,405.2

Revenue by geography
United States	$682.7	$77.8	$48.5	$194.0	$151.4	$1,154.4
Canada	52.0	4.6	1.5	8.1	3.1	69.3
EMEA	62.0	29.4	47.7	—	—	139.1
APLA	27.0	14.8	0.6	—	—	42.4
Total revenue	$823.7	$126.6	$98.3	$202.1	$154.5	$1,405.2

	Three months ended March 31, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$700.9	$102.3	$84.7	—	$184.8	$1,072.7
PG&A	166.6	15.6	20.3	$220.5	—	423.0
Total revenue	$867.5	$117.9	$105.0	$220.5	$184.8	$1,495.7

Revenue by geography
United States	$708.9	$67.9	$51.7	$211.6	$180.8	$1,220.9
Canada	51.6	6.0	1.1	8.9	4.0	71.6
EMEA	78.7	30.7	51.4	—	—	160.8
APLA	28.3	13.3	0.8	—	—	42.4
Total revenue	$867.5	$117.9	$105.0	$220.5	$184.8	$1,495.7

With respect to wholegood vehicles, boats, parts, garments and accessories, revenue is recognized when the Company transfers control of the product to the customer (or distributor). With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
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
The Company expects to recognize approximately $35.8 million of the unearned amount over the next 12 months and $49.8 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$81.6	$59.9
New contracts sold	13.2	9.9
Less: reductions for revenue recognized	(9.2)	(6.3)
Balance at end of period (1)	$85.6	$63.5

(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $35.8 million and $27.2 million at March 31, 2020 and 2019, respectively, while the amount recorded in other long-term liabilities totaled $49.8 million and $36.3 million at March 31, 2020 and 2019, respectively.

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
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended March 31,
	2020	2019
Option awards	$3.7	$1.3
Other share-based awards	1.8	9.6
Total share-based compensation before tax	5.5	10.9
Tax benefit	1.3	2.6
Total share-based compensation expense included in net income	$4.2	$8.3

In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2020, there was $116.8 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.74 years. Included in unrecognized share-based compensation expense is approximately $28.4 million related to stock options and $88.4 million for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate at March 31, 2020	Maturity	March 31, 2020	December 31, 2019
Revolving loan facility	1.67%	July 2023	$561.6	$75.1
Term loan facility	2.24%	July 2023	985.0	1,000.0
Senior notes—fixed rate	4.60%	May 2021	75.0	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.15%	Various through 2029	15.6	16.1
Notes payable and other	4.24%	Various through 2030	80.2	81.4
Debt issuance costs			(3.9)	(4.1)
Total debt, finance lease obligations, and notes payable			$2,163.5	$1,693.5
Less: current maturities			166.7	166.7
Total long-term debt, finance lease obligations, and notes payable			$1,996.8	$1,526.8

In December 2010, the Company entered into a Master Note Purchase Agreement to issue $75 million of unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100 million of unsecured senior notes due December 2020. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350 million of unsecured senior notes due July 2028.
In July 2018, Polaris amended its unsecured revolving loan facility to increase the facility to $700 million and increase its term loan facility to $1,180 million, of which $985 million is outstanding as of March 31, 2020. The expiration date of the facility was extended to July 2023, and interest will continue to be charged at rates based on a LIBOR or “prime” base rate. Under the facility, the Company is required to make principal payments totaling $59 million over the next 12 months, which are classified as current maturities in the consolidated balance sheets.

The unsecured revolving loan facility and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. Polaris was in compliance with all such covenants at March 31, 2020.
On April 9, 2020, the Company amended the revolving loan facility to provide a new incremental 364-day term loan in the amount of $300 million. The new incremental term loan, which was fully drawn on closing, is unsecured and matures on April 8, 2021 and can be extended for an additional 364-day term upon request of Polaris and consent by the lenders. Applicable margins under the incremental term loan range from 0.50% to 1.25% for base advances and from 1.50% to 2.25% for eurocurrency advances, depending on leverage ratio. There are no required principal payments prior to the maturity date. The amended credit facility prohibits share repurchases until the 2020 incremental term loans have been repaid, but did not change the required financial covenant ratios and continues to contain standard covenants with regards to mergers and consolidations, asset sales, and is subject to acceleration upon various events of default.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $71.7 million is outstanding as of March 31, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $8.5 million is outstanding as of March 31, 2020. The outstanding balance is included in Notes payable and other. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at March 31, 2020 and December 31, 2019 are as follows (in millions):

	March 31, 2020	December 31, 2019
Goodwill	$658.4	$659.9
Other intangible assets, net	820.0	830.3
Total goodwill and other intangible assets, net	$1,478.4	$1,490.2

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows (in millions):

Three months ended March 31, 2020
Goodwill, beginning of period	$659.9
Currency translation effect on foreign goodwill balances	(1.5)
Goodwill, end of period	$658.4

The components of other intangible assets were as follows (in millions):

	Total estimated life (years)	March 31, 2020	December 31, 2019
Non-amortizable—indefinite lived:
Brand/trade names		$441.9	$442.0
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	5-20	498.9	499.5
Developed technology	5-7	12.6	12.7
Total amortizable		514.1	514.8
Less: Accumulated amortization		(136.0)	(126.5)
Net amortized other intangible assets		378.1	388.3
Total other intangible assets, net		$820.0	$830.3

Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 was $10.0 million and $10.2 million, respectively. Estimated amortization expense for the remainder of 2020 through 2025 is as follows: 2020 (remainder), $26.1 million; 2021, $33.3 million; 2022, $28.3 million; 2023, $25.8 million; 2024, $25.0 million; 2025, $25.0 million; and after 2025, $214.6 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the three months ended March 31, 2020, Polaris paid $48.8 million to repurchase approximately 0.6 million shares of its common stock. As of March 31, 2020, the Board of Directors has authorized the Company to repurchase up to an additional 2.6 million million shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Polaris paid a regular cash dividend of $0.62 per share on March 16, 2020 to holders of record at the close of business on March 2, 2020.
Cash dividends declared and paid per common share for the three months ended March 31, 2020 and 2019, were as follows:

	Three months ended March 31,
	2020	2019
Cash dividends declared and paid per common share	$0.62	$0.61

Net income (loss) per share
Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted income (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain shares issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in millions):

	Three months ended March 31,
	2020	2019
Weighted average number of common shares outstanding	61.4	61.0
Director Plan and deferred stock units	0.2	0.2
ESOP	0.3	0.1
Common shares outstanding—basic	61.9	61.3
Dilutive effect of Omnibus Plan	—	0.7
Common and potential common shares outstanding—diluted	61.9	62.0

During the three months ended March 31, 2020, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 5.2 million compared to 4.4 million for the same period in 2019. As a result of the Company’s net loss during the first quarter of 2020, an additional 0.7 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(63.3)	$(6.1)	$(3.3)	$(72.7)
Reclassification to the statement of income	—	—	0.1	0.1
Change in fair value	(25.1)	(10.3)	—	(35.4)
Balance as of March 31, 2020	$(88.4)	$(16.4)	$(3.2)	$(108.0)

The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments for the three months ended March 31, 2020 and 2019 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended March 31,
		2020	2019
Foreign currency contracts	Other expense, net	$—	$1.2
Foreign currency contracts	Cost of sales	0.5	0.1
Interest rate contracts	Interest expense	(0.5)	—
Retirement plan activity	Operating expenses	(0.1)	(0.1)
Total		$(0.1)	$1.2

The net amount of the existing gains or losses at March 31, 2020 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $112.4 million at March 31, 2020 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2020, the outstanding amount of net receivables financed for dealers under this arrangement was $1,403.6 million, which included $690.0 million in the Polaris Acceptance portfolio and $713.6 million of receivables within the Securitization Facility (“Securitized Receivables”).
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

A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At March 31, 2020, the potential aggregate repurchase obligation was approximately $261.1 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of Polaris products. Polaris’ income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
Polaris also administers and provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. Polaris finances its self-insured risks related to extended service contracts, but does not retain any insurance or financial risk under any of the other arrangements. Polaris’ service fee income generated from these arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income (loss).

Note 8. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2020, the Company had an accrual of $60.3 million for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, product liability claims, and putative class action lawsuits. As of March 31, 2020, the Company is party to three putative class actions pending against the Company in the United States. Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that Polaris violated various California consumer protection laws. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss.
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
At March 31, 2020 and December 31, 2019, the Company had the following open foreign currency contracts (in millions):

	March 31, 2020		December 31, 2019
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$10.1	$1.0	$16.0	$(0.1)
Canadian Dollar	64.8	3.8	101.4	(1.1)
Mexican Peso	37.8	(5.9)	17.0	1.1
Total	$112.7	$(1.1)	$134.4	$(0.1)

These contracts, with maturities through July 2021, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan Facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At March 31, 2020 and December 31, 2019, the Company had the following open interest rate swap contracts (in millions):

		March 31, 2020		December 31, 2019
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25.0	$(0.4)	$25.0	$(0.1)
September 30, 2019	September 30, 2023	150.0	(13.3)	150.0	(7.7)
May 3, 2019	May 3, 2020	100.0	(0.1)	100.0	(0.2)
March 3, 2020	February 28, 2023	400.0	(6.6)	—	—
Total		$675.0	$(20.4)	$275.0	$(8.0)

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

The table below summarizes the carrying values of derivative instruments as of March 31, 2020 and December 31, 2019 (in millions):

	Carrying Values of Derivative Instruments as of March 31, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$4.8	$(5.9)	$(1.1)
Interest rate contracts	—	(20.4)	(20.4)
Total derivatives designated as hedging instruments	$4.8	$(26.3)	$(21.5)

	Carrying Values of Derivative Instruments as of December 31, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.1	$(1.2)	$(0.1)
Interest rate contracts	—	(8.0)	(8.0)
Total derivatives designated as hedging instruments	$1.1	$(9.2)	$(8.1)

Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portions of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2020 were $(10.3) million compared to $(2.5) million for the same respective period in 2019.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2020.

Note 10. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the operating segments by product line, inclusive of wholegoods and PG&A. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has six operating segments: 1) ORV, 2) Snowmobiles, 3) Motorcycles, 4) Global Adjacent Markets, 5) Aftermarket, and 6) Boats, and five reportable segments: 1) ORV/Snowmobiles, 2) Motorcycles, 3) Global Adjacent Markets, 4) Aftermarket, and 5) Boats.
Beginning in the first quarter of 2020, certain costs, primarily incentive-based compensation costs, previously classified as "Corporate" in the Company's segment gross profit results were allocated to the respective operating segments results. The comparative 2019 gross profit results for ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, Aftermarket, Boats, and Corporate were reclassified for comparability.
The ORV/Snowmobiles segment includes the aggregated results of the Company’s ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets, Aftermarket, and Boats segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs. Segment sales and gross profit data are summarized as follows (in millions):

	Three months ended March 31,
	2020	2019
Sales
ORV/Snowmobiles	$823.7	$867.5
Motorcycles	126.6	117.9
Global Adjacent Markets	98.3	105.0
Aftermarket	202.1	220.5
Boats	154.5	184.8
Total sales	$1,405.2	$1,495.7
Gross profit
ORV/Snowmobiles	$201.7	$240.1
Motorcycles	(1.0)	3.7
Global Adjacent Markets	26.9	29.6
Aftermarket	46.3	56.5
Boats	29.7	36.2
Corporate	(10.7)	(13.6)
Total gross profit	$292.9	$352.5

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three month period ended March 31, 2020 compared to the three month period ended March 31, 2019. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2020 to the first quarter of 2019.

Overview
The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, dealers, suppliers, and customers. Despite a strong start to the year, the decline in retail demand over the second half of March 2020 negatively impacted our sales and profitability for the first quarter of 2020. We also expect an adverse impact on the Company’s sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Quarterly Report. However, we generally expect the second quarter of 2020 to be the most significantly impacted with sequential improvement throughout the remainder of the fiscal year.
Sustained adverse impacts to the Company, certain suppliers, dealers or customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.
We believe we are well positioned to mitigate the impacts of COVID-19. As the situation evolves into a more prolonged pandemic, we will continue to adjust mitigation measures as needed related to health and safety. Those measures might include temporarily suspending select plant operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic. In addition, while we have and will continue enhance functionality and security of technology for off-site functions, we are also planning for the eventual reintroduction of our on-site workforce to our facilities.
Dealer health has been a key focus area for the Company in response to the pandemic. Polaris has launched numerous new programs to support cash flow for its dealers, including programs for interest free flooring and interest payment coverage, and adjustments to the retail rewards programs.  While we believe these programs are necessary to support our dealers in this external environment, they have negatively impacted our results.  For customers, we are enhancing our online experience, adding flexibility to key programs (like Snow Check), and enabling at-home shopping with our Click.Deliver.Ride program.
We are mitigating negative impacts to our operating results by taking significant actions, including reducing working capital, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. These countermeasures are expected to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.
First quarter sales totaled $1,405.2 million, a decrease of six percent from last year’s first quarter sales of $1,495.7 million. Our first quarter sales to North American customers decreased five percent and our sales to customers outside of North America decreased eleven percent.
Despite strong momentum through the majority of the first quarter, our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America decreased high-single digits percent in the first quarter of 2020. Polaris North American dealer inventory was up approximately eight percent, driven by lower retail sales.
Our gross profit of $292.9 million decreased 17 percent from $352.5 million in the comparable prior year first quarter. We reported a net loss of $5.4 million, or $(0.09) per diluted share, compared to 2019 first quarter net income of $48.4 million, or $0.78 per diluted share.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except per share data)	2020	2019	Change 2020 vs. 2019
Sales	$1,405.2	$1,495.7	(6)%
Cost of sales	$1,112.3	$1,143.2	(3)%
Gross profit	$292.9	$352.5	(17)%
Percentage of sales	20.8%	23.6%	-272 basis points
Operating expenses:
Selling and marketing	$150.2	$129.3	16%
Research and development	78.4	67.1	17%
General and administrative	78.5	92.9	(16)%
Total operating expenses	$307.1	$289.3	6%
Percentage of sales	21.9%	19.3%	+251 basis points
Income from financial services	$19.7	$18.7	5%
Operating income	$5.5	$81.9	(93)%

Non-operating expense:
Interest expense	$16.2	$20.4	(21)%
Equity in loss of other affiliates	$—	$0.6	NM
Other (income) expense, net	$0.9	$(3.5)	NM
Income (loss) before income taxes	$(11.6)	$64.4	NM
Provision for income taxes	$(6.2)	$16.0	NM
Effective income tax rate	53.8%	24.9%	NM

Net income (loss)	$(5.4)	$48.4	NM
Net (income) loss attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to Polaris Inc.	$(5.4)	$48.4	NM

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$(0.09)	$0.78	NM
Weighted average diluted shares outstanding	61.9	62.0	—%
NM = not meaningful
Sales:
Sales for the quarter were $1,405.2 million, a six percent decrease from $1,495.7 million of quarter sales in the prior year. The rapid decline in retail demand over the last two weeks of March 2020 driven by the COVID-19 related economic slowdown adversely impacted sales as we adjusted product shipment plans. The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2020
Volume	(5)%
Product mix and price	(1)
Currency	—
(6)%
Volume contributed a five percent decrease to sales for the quarter, driven by the COVID-19 related economic slowdown. Product mix and price contributed a one percent decrease.

Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2020	Percent of Total Sales	2019	Percent of Total Sales	Percent Change 2020 vs. 2019
United States	$1,154.4	82%	$1,220.9	82%	(5)%
Canada	69.3	5%	71.6	5%	(3)%
Other foreign countries	181.5	13%	203.2	13%	(11)%
Total sales	$1,405.2	100%	$1,495.7	100%	(6)%

Sales in the United States decreased five percent compared to 2019, primarily due to the COVID-19 related economic slowdown. The United States represented 82 percent of total company sales during the quarter.
Sales in Canada decreased three percent compared to 2019, primarily due to the COVID-19 related economic slowdown. Currency rate movements had an unfavorable impact of one percentage point on sales for 2020 compared to 2019. Sales in Canada represented five percent of total company sales during the quarter.
Sales in other foreign countries, primarily in Europe, decreased 11 percent compared to 2019. This decrease was primarily driven by lower sales due to the COVID-19 related economic slowdown, partially offset by sales of Indian motorcycles which were flat. Currency rate movements had an unfavorable impact of four percentage points on sales for 2020 compared to 2019. Sales in other foreign countries represented 13 percent of total company sales during the quarter.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2020	Percent of Total Cost of Sales	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019
Purchased materials and services	$946.4	85%	$979.2	86%	(3)%
Labor and benefits	98.4	9%	101.8	9%	(3)%
Depreciation and amortization	43.3	4%	36.2	3%	20%
Warranty costs	24.2	2%	26.0	2%	(7)%
Total cost of sales	$1,112.3	100%	$1,143.2	100%	(3)%
Percentage of sales	79.2%		76.4%	+272 basis points
Cost of sales decreased during the quarter primarily due to decreased sales driven by the COVID-19 related economic slowdown, partially offset by additional depreciation associated with recent capital expenditures.
 Gross Profit:
The rapid decline in retail demand over the last two weeks of March 2020 driven by the COVID-19 related economic slowdown adversely impacted gross profit as we adjusted product shipment plans. Consolidated gross profit, as a percentage of sales, decreased primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs. We expect decreased demand driven by the COVID-19 related economic slowdown to adversely affect our gross profit throughout the remainder of 2020.
Operating Expenses:
Operating expenses, in absolute dollars and as a percent of sales, increased for the quarter primarily due to incurred expenses for ongoing investment in research and development and strategic projects before the COVID-19 impact materialized.
Income from Financial Services:
Income from financial services was $19.7 million for the first quarter of 2020, up five percent compared with $18.7 million for the first quarter of 2019. The increase was primarily due to a change in retail financing programs with one of our retail providers which allowed for the release into income certain reserves maintained under the previous program.  Excluding this adjustment, financial services income would have been lower year over year.
Interest Expense:
Interest expense decreased primarily due to lower average daily debt levels and lower interest rates during the quarter compared to the prior year.

Other (income) expense, net:
Other (income) expense primarily includes foreign currency exchange rate movements and the corresponding effects on foreign currency transactions related to the Company’s foreign subsidiaries.
Provision for income taxes:
The income tax benefit was $6.2 million, or 53.8% of the loss before income tax expense for the first quarter of 2020, compared with income tax expense of $16.0 million, or 24.9% of income before income tax expense for the first quarter of 2019. The tax provision benefit for the first quarter of 2020 is primarily due to adjustments in the first quarter of 2020 related to the reversal of uncertain tax positions due to statute of limitation lapses and the small pretax loss generated (as the impact of favorable discrete items increases with low negative pretax earnings). The effects of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act had no material impact on the effective tax rate for the first quarter of 2020 and there is no anticipated material impact on the effective tax rate in future periods.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly periods, weighted average diluted shares outstanding was approximately flat compared to the prior year period.

Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.
Beginning in the first quarter of 2020 certain costs, primarily incentive-based compensation costs, previously classified as "Corporate" in the Company's segment gross profit results were allocated to the respective operating segments results. The comparative 2019 gross profit results for ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, Aftermarket, Boats, and Corporate were reclassified for comparability.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019
ORV/Snowmobiles	$823.7	59%	$867.5	58%	(5)%
Motorcycles	126.6	9%	117.9	8%	7%
Global Adjacent Markets	98.3	7%	105.0	7%	(6)%
Aftermarket	202.1	14%	220.5	15%	(8)%
Boats	154.5	11%	184.8	12%	(16)%
Total sales	$1,405.2	100%	$1,495.7	100%	(6)%

	Three months ended March 31,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019
ORV/Snowmobiles	$201.7	24.5%	$240.1	27.7%	(16)%
Motorcycles	(1.0)	(0.8)%	3.7	3.1%	NM
Global Adjacent Markets	26.9	27.4%	29.6	28.2%	(9)%
Aftermarket	46.3	22.9%	56.5	25.6%	(18)%
Boats	29.7	19.2%	36.2	19.6%	(18)%
Corporate	(10.7)		(13.6)
Total gross profit dollars	$292.9		$352.5		(17)%
Percentage of sales	20.8%		23.6%	-272 basis points
NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A, of $794.2 million, decreased four percent compared to 2019. This decrease was driven by a decline in side-by-side sales as a result of the COVID-19 related economic slowdown. Polaris’ North American ORV unit retail sales to consumers decreased high-single digits percent, with both ATV unit retail sales and side-by-side vehicles unit retail sales decreasing high-single digits percent over the prior year. The Company estimates that North American industry ORV retail sales were approximately flat compared to the prior year. North American dealer inventories of ORVs increased high-single digits percent from 2019. ORV sales outside of North America decreased approximately 10 percent. For the quarter ended March 31, 2020, the average ORV per unit sales price decreased approximately three percent compared to the comparable prior year period, driven by lower pricing and unfavorable sales mix during the quarter related to production timing.
Snowmobiles sales, inclusive of PG&A sales, of $29.5 million decreased 26 percent compared to 2019. Polaris North American unit retail sales to consumers were down mid-teens percent during the first quarter of 2020 and down low-single-digits percent for the twelve month snowmobile season ending March 2020. North American industry retail was down nearly 30 percent for the first quarter and down high-single digits percent for the season ending March 2020. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased approximately 56 percent. North American dealer inventories of snowmobiles increased low-single digits percent from 2019. For the quarter ended March 31, 2020, the average Snowmobile per unit sales price increased approximately one percent compared to the comparable prior year period, driven by favorable mix and pricing on off-season shipments.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, decreased during the first quarter of 2020, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, increased seven percent to $126.6 million. The increase was primarily due to increased sales of Slingshot of 41 percent and increased sales of Indian motorcycles of two percent. The Company estimates North American industry retail sales, 900cc and above cruiser, touring, and standard market segments (including Slingshot), decreased mid-teens percent. Over the same period, Polaris North American unit retail sales to consumers increased low-single digits percent. North American Polaris motorcycle dealer inventory increased high-teens percent due to new product launches. Sales of motorcycles to customers outside of North America was approximately flat. The average per unit sales price for the Motorcycles segment was up three percent compared to the prior year due to product mix.
Gross profit, as a percentage of sales, decreased during the first quarter of 2020, primarily due to decreased leverage of manufacturing fixed costs, partially offset by lower tariffs and promotional spending.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, decreased six percent to $98.3 million following economic disruptions due to COVID-19. The decrease in sales was primarily due to declines in the Aixam and Commercial businesses, partially offset by growth of Polaris Adventures. Sales to customers outside of North America decreased approximately seven percent, primarily due to lower Aixam sales.
Gross profit, as a percentage of sales, decreased during the first quarter of 2020, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs, partially offset by improved sales mix.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, of $202.1 million decreased eight percent, primarily due to a 10 percent decrease in TAP sales resulting from declines in wholesale revenue due to the COVID-19 related economic slowdown, partially offset by growth in the other aftermarket brands, which increased six percent, driven by revenue gains early in the quarter on cold-weather products.
Gross profit, as a percentage of sales, decreased primarily due to the reduction of sales volumes, higher tariff and freight costs, and lower vendor rebates.
Boats:
Boats wholesale revenue decreased 16 percent to $154.5 million, primarily due to a slowing marine industry and temporary plant shutdowns in March following fallout from the COVID-19 related economic slowdown and state closures. We estimate that U.S. pontoon industry retail unit sales were approximately flat during the quarter following impacts from the March economic slowdown.
Gross profit, as a percentage of sales, decreased, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs.
Cash Dividends:
We paid a regular cash dividend of $0.62 per share on March 16, 2020 to holders of record at the close of business on March 2, 2020.

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
We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, and capital requirements for the foreseeable future.
However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the revolving credit facility, reducing working capital, suspending share repurchases, postponing capital expenditures, and reducing operating costs by delaying research and development programs, reducing production, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. Further, subsequent to the balance sheet date, the Company amended its revolving loan facility to provide a new incremental term loan facility in the amount of $300 million to increase our overall liquidity.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2020	2019	Change
Total cash provided by (used for):
Operating activities	$(71.4)	$(38.2)	$(33.2)
Investing activities	(40.8)	(70.0)	29.2
Financing activities	385.7	99.6	286.1
Impact of currency exchange rates on cash balances	(4.9)	(1.0)	(3.9)
Increase in cash, cash equivalents and restricted cash	$268.6	$(9.6)	$278.2
Operating Activities:
Net cash used for operating activities was $71.4 million for the three months ended March 31, 2020, compared to $38.2 million for the same period in 2019. The $33.2 million increase in net cash used for operating activities was primarily the result of a significant decrease in net income as a result of the COVID-19 related economic slowdown.
Investing Activities:
Net cash used for investing activities was $40.8 million for the three months ended March 31, 2020, compared to $70.0 million for the same period in 2019. The primary uses of cash were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development.
Financing Activities:
Net cash provided by financing activities was $385.7 million for the three months ended March 31, 2020, compared to $99.6 million for the same period in 2019, primarily due to increased net borrowings on the credit facility to maximize liquidity for the recent economic slowdown, partially offset by higher share repurchases. We paid cash dividends of $38.0 million and $37.1 million for the three months ended March 31, 2020 and 2019, respectively. Total common stock repurchases were $48.8 million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively, and proceeds from the issuance of stock under employee plans were $2.3 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.

Financing Arrangements:
We are party to an unsecured $700.0 million variable interest rate revolving loan facility that expires in July 2023, under which we have unsecured borrowings. As of March 31, 2020 there were borrowings of $561.6 million outstanding under this arrangement. We are also party to a $1,180.0 million term loan facility, of which $985.0 million is outstanding as of March 31, 2020. Interest is charged at rates based on LIBOR or “prime.” As of March 31, 2020, we had $137.9 million of availability on the revolving loan facility. The Company is also party to an unsecured Master Note Purchase Agreement, as amended and supplemented. At March 31, 2020, outstanding borrowings under the amended Master Note Purchase Agreement totaled $525.0 million.
On April 9, 2020, the Company amended the revolving loan facility to provide a new incremental term loan facility in the amount of $300 million. The new incremental term loan facility is unsecured and expires in April 2021 and can be extended until April 2022 upon request of Polaris and consent by the lenders. Interest will be charged for advances under the incremental facility at margins that range from 0.50% to 1.25% for base advances and from 1.50% to 2.25% for eurocurrency advance, in each case depending upon the Company’s leverage ratio. There are no required principal payments prior to the maturity date. The amended credit facility prohibits share repurchases until the 2020 incremental term loans have been repaid, but did not change the required financial covenant ratios and continues to contain standard covenants with regards to mergers and consolidations, asset sales, and is subject to acceleration upon various events of default.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of of the merger through July 2030. The original discounted payable was for $76.7 million, of which $71.7 million is outstanding as of March 31, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
Debt, finance lease obligations, notes payable, and the average related interest rates at March 31, 2020 were as follows:

($ in millions)	Average interest rate at March 31, 2020	Maturity	March 31, 2020
Revolving loan facility	1.67%	July 2023	$561.6
Term loan facility	2.24%	July 2023	985.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.15%	Various through 2029	15.6
Notes payable and other	4.24%	Various through 2030	80.2
Debt issuance costs			(3.9)
Total debt, finance lease obligations, and notes payable			$2,163.5
Less: current maturities			166.7
Long-term debt, finance lease obligations, and notes payable			$1,996.8
As of March 31, 2020, we were in compliance with all debt covenants. Our debt to total capital ratio was 68 percent at March 31, 2020. Additionally, at March 31, 2020, we had letters of credit outstanding of $15.5 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 87.9 million shares have been repurchased cumulatively from 1996 through March 31, 2020. We repurchased approximately 0.6 million shares of our common stock for $48.8 million during the first three months of 2020, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 2.6 million shares of our common stock as of March 31, 2020. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. At March 31, 2020, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $1,403.6 million, a 10 percent increase from $1,272.2 million at March 31, 2019.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2020 was $112.4 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At March 31, 2020, the potential aggregate repurchase obligation was approximately $261.1 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
Retail Customer Financing Arrangements:
We have agreements with certain financial institutions, under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2020, the agreements in place were as follows:

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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of March 31, 2020:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$10.1	$0.69 to 1 AUD
Canadian Dollar	Long	64.8	$0.75 to 1 CAD
Mexican Peso	Short	37.8	20.50 Peso to $1
During the quarter ended March 31, 2020, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2019. We expect currencies to have a negative impact on net income in 2020 compared to 2019.
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not hedge commodity prices. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have a favorable impact on our gross profit margins for 2020 when compared to 2019.
We are a party to a credit agreement with various lenders consisting of a $700.0 million revolving loan facility and a $1,180.0 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At March 31, 2020, we had an outstanding balance of $561.6 million on the revolving loan facility, and an outstanding balance of $985.0 million on the term loan facility.
We have entered into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, we will pay interest based upon a fixed rate and receive variable rate interest payments based on the one-month LIBOR.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.
Goodwill. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completed its most recent annual goodwill impairment test as of the first day of the fourth quarter 2019.

As a result of the current market and economic conditions resulting from the COVID-19 pandemic, we evaluated whether such events indicate that it is more-likely-than-not that the fair value of the Aftermarket and Boats reporting units would be less than their respective carrying value as of March 31, 2020.  We performed sensitivity analysis on several key assumptions and projected future cash flow scenarios. As a result of this analysis, we continue to conclude that the fair value of each reporting unit exceeds its carrying value and goodwill was not impaired as of March 31, 2020.
The determination of the fair value of a reporting unit requires considerable judgment and estimation.  The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic.  We have evaluated numerous factors disrupting our business and made significant assumptions which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows.
While management believes that our current assumptions and financial projections are reasonable, there is a high level of uncertainty regarding the ultimate financial impacts of COVID-19 and the economic recovery. As a result, there can be no assurance that the estimates and assumptions made in our analysis as of March 31, 2020 will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to expectations regarding the impact of the COVID-19 pandemic on our financial results and the effectiveness of the Company’s responses to the pandemic; future cash flows and capital requirements, the impact of foreign exchange rate movements on sales and net income, the impact of commodity price changes on gross profit margins; deferred revenue recognition; the effect of legal proceedings on the Company’s financial results; and the Company’s anticipated effective tax rate. “Forward looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates,” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. In addition to the factors referenced above, among the other factors that could cause actual results to differ materially, many of which are, and will be, amplified by the COVID-19 pandemic, include but are not limited to: future conduct of litigation processes; product recalls and warranty expenses; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs and other changes to international trade policies; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Wells Fargo, TCF Bank, Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

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
Class action lawsuits. As of the date hereof, we are party to three putative class actions pending against Polaris in the U.S., all of which were previously reported in the Company’s 10-K annual report for the period ended December 31, 2019.
The first putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions that were filed between April 5-10, 2018 and that we disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2018: In re Polaris Marketing, Sales Practices, and Product Liability Litigation (D. Minn.), June 15, 2018.
The second putative class action is also pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on certain other Polaris products and seeks damages for alleged economic loss: Riley Johannessohn, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. On March 31, 2020, the district court judge denied class certification. Plaintiffs are pursuing an appeal.
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

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2019 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results, with the exception of the following new risk factor:
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in the United States and other countries where we operate or our dealers or suppliers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our dealers or suppliers. These impacts include, but are not limited to:

•
Continued significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;

•
Inability to meet our dealers’ or consumers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;

•
Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, and external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations;

•
Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, dealers, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results; or

•
Inability to maintain adequate liquidity or meet debt covenants if the Company is unable to resume normal operations in a timely fashion. The Company may be required to pursue additional sources of financing to meet its financial obligations and obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve the Company's cash position, including but not limited to, monetizing Company assets, granting a lean on the company’s assets, implementing employee furloughs, and foregoing capital expenditures and other discretionary expenses.

•
Increased difficulty in determining the fair value of the Company’s goodwill and other assets for accounting purposes given the level of judgment and estimation that is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic, which could result in estimates and assumptions made in valuing goodwill and other Company assets proving to be inaccurate in the future.

These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. The recent volatility in capital markets has also increased the cost of capital and adversely impacted access to capital. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, third-party actions taken to contain its spread and mitigate its public health effects, and the related impact on consumer confidence and spending.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2020	62,000	$94.61	62,000	3,094,000
February 1 — 29, 2020	268,000	$88.11	268,000	2,826,000
March 1 — 31, 2020	226,000	$85.39	226,000	2,600,000
Total	556,000	$87.73	556,000	2,600,000
(1) The Board of Directors has authorized additional shares for repurchase in January of 2016, at which time it authorized the Company to repurchase 10.4 million shares of the Company’s common stock (the “Program”). Of that total, 2.6 million million shares remain available for repurchase under the Program. The Program does not have an expiration date.

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

10.a
Incremental Amendment dated as of April 9, 2020 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2020.

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

101
The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on April 28, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income (Loss) for the three month periods ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 28, 2020	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2020	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)