Form 10-Q
period 2020-06-30
Polaris Inc.
filed 2020-07-28
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 21, 2020, 61,338,503 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2020

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$544.4	$157.1
Trade receivables, net	195.2	190.4
Inventories, net	1,026.4	1,121.1
Prepaid expenses and other	103.5	125.9
Income taxes receivable	14.2	32.5
Total current assets	1,883.7	1,627.0
Property and equipment, net	873.7	899.8
Investment in finance affiliate	72.0	110.6
Deferred tax assets	184.7	93.3
Goodwill and other intangible assets, net	1,092.0	1,490.2
Operating lease assets	105.4	110.2
Other long-term assets	101.2	99.4
Total assets	$4,312.7	$4,430.5
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$536.5	$166.7
Accounts payable	545.6	450.2
Accrued expenses:
Compensation	127.1	184.5
Warranties	134.2	136.2
Sales promotions and incentives	132.6	189.9
Dealer holdback	138.6	145.8
Other	249.8	213.9
Current operating lease liabilities	35.3	34.9
Income taxes payable	7.9	5.9
Total current liabilities	1,907.6	1,528.0
Long-term income taxes payable	20.0	28.1
Finance lease obligations	14.2	14.8
Long-term debt	1,377.3	1,512.0
Deferred tax liabilities	3.3	4.0
Long-term operating lease liabilities	72.4	77.9
Other long-term liabilities	150.5	143.9
Total liabilities	$3,545.3	$3,308.7
Deferred compensation	$14.2	$13.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 61.3 and 61.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	921.3	892.8
Retained earnings (accumulated deficit)	(69.3)	287.3
Accumulated other comprehensive loss, net	(99.6)	(72.7)
Total shareholders’ equity	753.0	1,108.0
Noncontrolling interest	0.2	0.2
Total equity	753.2	1,108.2
Total liabilities and equity	$4,312.7	$4,430.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales	$1,511.8	$1,779.3	$2,917.0	$3,275.0
Cost of sales	1,179.1	1,342.9	2,291.4	2,486.1
Gross profit	332.7	436.4	625.6	788.9
Operating expenses:
Selling and marketing	119.6	140.6	269.8	269.9
Research and development	66.8	76.4	145.2	143.5
General and administrative	87.9	104.1	166.4	197.0
Goodwill and other intangible asset impairments	379.2	—	379.2	—
Total operating expenses	653.5	321.1	960.6	610.4
Income from financial services	25.4	19.8	45.1	38.5
Operating income (loss)	(295.4)	135.1	(289.9)	217.0
Non-operating expense:
Interest expense	17.9	20.6	34.1	41.0
Equity in loss of other affiliates	—	0.5	—	1.1
Other (income) expense, net	0.8	(0.3)	1.7	(3.8)
Income (loss) before income taxes	(314.1)	114.3	(325.7)	178.7
Provision for income taxes	(78.7)	26.2	(84.9)	42.2
Net income (loss)	(235.4)	88.1	(240.8)	136.5
Net loss attributable to noncontrolling interest	—	0.1	—	0.1
Net income (loss) attributable to Polaris Inc.	$(235.4)	$88.2	$(240.8)	$136.6
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$(3.82)	$1.44	$(3.90)	$2.23
Diluted	$(3.82)	$1.42	$(3.90)	$2.20
Weighted average shares outstanding:
Basic	61.6	61.4	61.7	61.4
Diluted	61.6	62.2	61.7	62.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(235.4)	$88.1	$(240.8)	$136.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10.5	2.9	(14.6)	(0.8)
Unrealized loss on derivative instruments	(2.1)	(4.0)	(12.4)	(6.5)
Retirement plan and other activity	—	0.1	0.1	(0.5)
Comprehensive income (loss)	(227.0)	87.1	(267.7)	128.7
Comprehensive income attributable to noncontrolling interest	—	0.1	—	0.1
Comprehensive income (loss) attributable to Polaris Inc.	$(227.0)	$87.2	$(267.7)	$128.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.4	—	11.9	—	—	—	11.9
Deferred compensation	—	—	(0.5)	7.4	—	—	6.9
Proceeds from stock issuances under employee plans	—	—	2.3	—	—	—	2.3
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	(0.6)	—	(8.1)	(40.7)	—	—	(48.8)
Net loss	—	—	—	(5.4)	—	—	(5.4)
Other comprehensive loss	—	—	—	—	(35.3)	—	(35.3)
Balance, March 31, 2020	61.2	0.6	898.4	210.6	(108.0)	0.2	1,001.8
Employee stock compensation	—	—	19.8	—	—	—	19.8
Deferred compensation	—	—	(1.4)	(6.1)	—	—	(7.5)
Proceeds from stock issuances under employee plans	0.1	—	4.6	—	—	—	4.6
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	—	—	(0.1)	(0.4)	—	—	(0.5)
Net loss	—	—	—	(235.4)	—	—	(235.4)
Other comprehensive income	—	—	—	—	8.4	—	8.4
Balance, June 30, 2020	61.3	0.6	921.3	(69.3)	(99.6)	0.2	753.2

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60.9	$0.6	$808.0	$121.1	$(63.0)	$0.3	$867.0
Employee stock compensation	0.2	—	12.1	—	—	—	12.1
Deferred compensation	—	—	(1.5)	(0.3)	—	—	(1.8)
Proceeds from stock issuances under employee plans	—	—	3.2	—	—	—	3.2
Cash dividends declared (1)	—	—	—	(37.1)	—	—	(37.1)
Repurchase and retirement of common shares	(0.1)	—	(1.0)	(5.2)	—	—	(6.2)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	0.6	(0.6)	—	—
Net income	—	—	—	48.4	—	—	48.4
Other comprehensive loss	—	—	—	—	(6.1)	—	(6.1)
Balance, March 31, 2019	61.0	0.6	820.8	127.5	(69.7)	0.3	879.5
Employee stock compensation	—	—	22.1	—	—	—	22.1
Deferred compensation	—	—	(1.2)	(0.6)	—	—	(1.8)
Proceeds from stock issuances under employee plans	0.1	—	3.0	—	—	—	3.0
Cash dividends declared (1)	—	—	—	(37.3)	—	—	(37.3)
Repurchase and retirement of common shares	—	—	(0.1)	(0.3)	—	—	(0.4)
Net income	—	—	—	88.2	—	(0.1)	88.1
Other comprehensive loss	—	—	—	—	(1.1)	—	(1.1)
Balance, June 30, 2019	61.1	0.6	844.6	177.5	(70.8)	0.2	952.1
(1) Polaris Inc. declared a $0.62 dividend per share for the three month periods ended June 30, 2020 and March 31, 2020 and a  $0.61 dividend per share for the three month periods ended June 30, 2019 and March 31, 2019.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating Activities:
Net income (loss)	$(240.8)	$136.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127.1	111.9
Noncash compensation	31.7	34.2
Noncash income from financial services	(11.9)	(15.5)
Deferred income taxes	(92.6)	(5.9)
Goodwill and other intangible asset impairments	379.2	—
Other, net	—	1.1
Changes in operating assets and liabilities:
Trade receivables	(6.2)	(26.9)
Inventories	91.8	(159.1)
Accounts payable	95.3	72.0
Accrued expenses	(77.8)	19.0
Income taxes payable/receivable	12.0	30.8
Prepaid expenses and others, net	1.9	4.8
Net cash provided by operating activities	309.7	202.9
Investing Activities:
Purchase of property and equipment	(88.1)	(137.2)
Investment in finance affiliate, net	50.6	10.2
Acquisition of businesses, net of cash acquired	—	(1.8)
Net cash used for investing activities	(37.5)	(128.8)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	1,288.7	1,788.6
Repayments under debt arrangements / finance lease obligations	(1,054.9)	(1,853.5)
Repurchase and retirement of common shares	(49.3)	(6.5)
Cash dividends to shareholders	(76.0)	(74.4)
Proceeds from stock issuances under employee plans	6.9	6.2
Net cash provided by (used for) financing activities	115.4	(139.6)
Impact of currency exchange rates on cash balances	(3.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	384.5	(65.6)
Cash, cash equivalents and restricted cash at beginning of period	196.3	193.1
Cash, cash equivalents and restricted cash at end of period	$580.8	$127.5

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$35.4	$41.5
Income taxes paid (refunded)	$(8.4)	$14.9
Leased assets obtained for operating lease liabilities	$12.4	$8.1

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$544.4	$96.1
Other long-term assets	36.4	31.4
Total	$580.8	$127.5
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$47.7	$47.7	$—	$—
Total assets at fair value	$47.7	$47.7	$—	$—
Non-qualified deferred compensation liabilities	$(47.7)	$(47.7)	$—	$—
Foreign exchange contracts, net	(2.9)	—	(2.9)	—
Interest rate contracts, net	(21.5)	—	(21.5)
Total liabilities at fair value	$(72.1)	$(47.7)	$(24.4)	$—

	Fair Value Measurements as of December 31, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.9	$48.9	$—	$—
Total assets at fair value	$48.9	$48.9	$—	$—
Non-qualified deferred compensation liabilities	$(48.9)	$(48.9)	$—	$—
Foreign exchange contracts, net	(0.1)		(0.1)
Interest rate contracts, net	(8.0)	—	(8.0)	—
Total liabilities at fair value	$(57.0)	$(48.9)	$(8.1)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At June 30, 2020 and December 31, 2019, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $2,045.5 million and $1,769.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,928.0 million and $1,693.5 million as of June 30, 2020 and December 31, 2019, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in millions):

	June 30, 2020	December 31, 2019
Raw materials and purchased components	$402.3	$344.6
Service parts, garments and accessories	316.6	357.0
Finished goods	376.9	476.2
Less: reserves	(69.4)	(56.7)
Inventories	$1,026.4	$1,121.1
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

The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$132.8	$116.2	$136.2	$121.8
Additions to reserve related to acquisitions	—	8.8	—	8.8
Additions charged to expense	29.8	36.9	54.0	62.9
Warranty claims paid, net	(28.4)	(29.1)	(56.0)	(60.7)
Balance at end of period	$134.2	$132.8	$134.2	$132.8
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
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	Three months ended June 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$737.3	$118.3	$62.4	—	$132.2	$1,050.2
PG&A	215.6	23.0	15.5	$207.5	—	461.6
Total revenue	$952.9	$141.3	$77.9	$207.5	$132.2	$1,511.8

Revenue by geography
United States	$795.6	$90.2	$39.1	$198.8	$129.7	$1,253.4
Canada	52.8	4.2	0.1	8.7	2.5	68.3
EMEA	62.8	26.5	37.2	—	—	126.5
APLA	41.7	20.4	1.5	—	—	63.6
Total revenue	$952.9	$141.3	$77.9	$207.5	$132.2	$1,511.8

	Three months ended June 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$864.2	$169.5	$98.6	—	$182.4	$1,314.7
PG&A	185.1	27.3	23.3	$228.9	—	464.6
Total revenue	$1,049.3	$196.8	$121.9	$228.9	$182.4	$1,779.3

Revenue by geography
United States	$871.8	$120.2	$58.1	$219.2	$177.3	$1,446.6
Canada	74.3	10.4	2.1	9.7	5.1	101.6
EMEA	65.8	48.7	60.9	—	—	175.4
APLA	37.4	17.5	0.8	—	—	55.7
Total revenue	$1,049.3	$196.8	$121.9	$228.9	$182.4	$1,779.3

	Six months ended June 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,382.0	$228.1	$139.8	—	$286.7	$2,036.6
PG&A	394.6	39.8	36.4	$409.6	—	880.4
Total revenue	$1,776.6	$267.9	$176.2	$409.6	$286.7	$2,917.0

Revenue by geography
United States	$1,478.3	$168.0	$87.6	$392.8	$281.1	$2,407.8
Canada	104.8	8.8	1.6	16.8	5.6	137.6
EMEA	124.8	55.9	84.9	—	—	265.6
APLA	68.7	35.2	2.1	—	—	106.0
Total revenue	$1,776.6	$267.9	$176.2	$409.6	$286.7	$2,917.0

	Six months ended June 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,565.1	$271.8	$183.3	—	$367.2	$2,387.4
PG&A	351.7	42.9	43.6	$449.4	—	887.6
Total revenue	$1,916.8	$314.7	$226.9	$449.4	$367.2	$3,275.0

Revenue by geography
United States	$1,580.7	$188.1	$109.8	$430.8	$358.1	$2,667.5
Canada	125.9	16.4	3.2	18.6	9.1	173.2
EMEA	144.5	79.4	112.3	—	—	336.2
APLA	65.7	30.8	1.6	—	—	98.1
Total revenue	$1,916.8	$314.7	$226.9	$449.4	$367.2	$3,275.0
With respect to wholegood vehicles, boats, and parts, garments and accessories (“PG&A), revenue is recognized when the Company transfers control of the product to the customer (or distributor). With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties and field service bulletin actions are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
ORV/Snowmobiles, Motorcycles and Global Adjacent Markets segments
Wholegood vehicles and parts, garments and accessories. For the majority of wholegood vehicles PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. Sales returns are not material. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
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
The Company expects to recognize approximately $32.4 million of the unearned amount over the next 12 months and $57.4 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$85.6	$63.5	$81.6	$59.9
New contracts sold	13.6	11.5	26.8	21.4
Less: reductions for revenue recognized	(9.4)	(7.3)	(18.6)	(13.6)
Balance at end of period (1)	$89.8	$67.7	$89.8	$67.7
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $32.4 million and $28.8 million at June 30, 2020 and 2019, respectively, while the amount recorded in other long-term liabilities totaled $57.4 million and $38.9 million at June 30, 2020 and 2019, respectively.

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

Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Option awards	$5.9	$6.8	$9.6	$8.1
Other share-based awards	15.4	14.9	17.2	24.5
Total share-based compensation before tax	21.3	21.7	26.8	32.6
Tax benefit	5.1	5.2	6.4	7.8
Total share-based compensation expense included in net income (loss)	$16.2	$16.5	$20.4	$24.8
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At June 30, 2020, there was $100.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.53 years. Included in unrecognized share-based compensation expense is approximately $23.3 million related to stock options and $76.8 million for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate at June 30, 2020	Maturity	June 30, 2020	December 31, 2019
Revolving loan facility	2.00%	July 2023	$49.5	$75.1
Term loan facility	2.43%	July 2023	970.0	1,000.0
Incremental term loan	3.00%	April 2021	300.0	—
Senior notes—fixed rate	4.60%	May 2021	75.0	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.15%	Various through 2029	15.4	16.1
Notes payable and other	4.24%	Various through 2030	75.0	81.4
Debt issuance costs			(6.9)	(4.1)
Total debt, finance lease obligations, and notes payable			$1,928.0	$1,693.5
Less: current maturities			536.5	166.7
Total long-term debt, finance lease obligations, and notes payable			$1,391.5	$1,526.8
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $75 million of unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100 million of unsecured senior notes due December 2020. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350 million of unsecured senior notes due July 2028. There are $175 million of the senior notes classified as current maturities in the consolidated balance sheets as of June 30, 2020.
In July 2018, Polaris amended its unsecured credit agreement to increase its revolving loan facility (the “revolving loan facility”) to $700 million and increase its term loan facility (the “term loan facility”) to $1,180 million. The expiration date of the facility was extended to July 2023, and interest is charged at rates based on a LIBOR or “prime” base rate. On April 9, 2020, the Company amended the credit agreement to provide a new incremental 364-day term loan (the “incremental term loan”) in the amount of $300 million. The new incremental term loan, which was fully drawn on closing, is unsecured and matures on April 8, 2021 and can be extended for an additional 364-day term upon request of Polaris and consent by the lenders. There are no required principal payments prior to the maturity date. The amended credit agreement includes pricing provisions and a restriction on declaring dividends if certain elevated leverage metrics are met, prohibits share repurchases until the incremental term loan has been repaid, and continues to contain standard covenants with regards to mergers and consolidations, asset sales, and is subject to acceleration upon various events of default. In addition to the payment of the $300 million incremental term loan, the Company is required to make principal payments under the term loan facility of $59 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit agreement and the amended Master Note Purchase Agreements contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. On May 26, 2020, the Company further amended the credit agreement and amended Master Note Purchase Agreement to temporarily decrease its minimum interest coverage ratio from not less than 3.00x to not less than 2.25x and temporarily increase its maximum leverage ratio from 3.50x to 4.75x on a rolling four quarter basis until March 31, 2021. Polaris was in compliance with all such covenants at June 30, 2020.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of June 30, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $8.5 million is outstanding as of June 30, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 5. Goodwill and Other Intangible Assets
As a result of the current market and economic conditions resulting from the COVID-19 pandemic, as well as recent financial performance and restructuring actions, we determined that the conditions indicated that indefinite lived intangible assets within the Aftermarket and Boats reporting units are more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite lived intangible assets, consisting of certain brand/trade names, with their carrying value. These factors were also indicators during the second quarter of 2020 that it was more-likely-than-not that the fair value of the Aftermarket and Boats reporting units would be less than their respective carrying values. As a result, the Company performed quantitative goodwill impairment tests of the Aftermarket and Boats reporting units.
The fair value of each brand/trade name was determined using the relief-from-royalty method. Under the quantitative goodwill impairment test, the fair value of each reporting unit was determined using a discounted cash flow analysis and a market approach.
Determining the fair value of brand/trade names and the reporting units required the use of significant judgment, including royalty rates, discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the weighted average cost of capital. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic, changes in raw material prices and growth expectations for the industries and end markets in which the Company participates. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
If the carrying amount of goodwill or brand/trade names exceed their fair value, then they are considered impaired and an impairment loss is recognized in an amount by which the carrying value exceeds fair value, not to exceed the carrying amount of the trade name or goodwill allocated to that reporting unit.
As a result of this analysis, during the three months ended June 30, 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit. Further, during the same period, the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the quarter, there is no remaining goodwill for the Aftermarket reporting unit. The charges are included in Goodwill and other intangible asset impairments on the consolidated statements income (loss). The impairments resulted in a $90.3 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and intangibles.

There were no goodwill or other intangible asset impairment charges recorded related to the Boats, ORV, Snow, Global Adjacent Markets, or Motorcyles reporting units during the quarter.
Goodwill and other intangible assets, net of accumulated amortization, at June 30, 2020 and December 31, 2019 are as follows (in millions):

	June 30, 2020	December 31, 2019
Goodwill	$389.5	$659.9
Other intangible assets, net	702.5	830.3
Total goodwill and other intangible assets, net	$1,092.0	$1,490.2
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows (in millions):

Six months ended June 30, 2020
Goodwill, beginning of period	$659.9
Goodwill impairment	(270.3)
Currency translation effect on foreign goodwill balances	(0.1)
Goodwill, end of period	$389.5
The components of other intangible assets were as follows ($ in millions):

	Total estimated life (years)	June 30, 2020	December 31, 2019
Non-amortizable—indefinite lived:
Brand/trade names		$333.2	$442.0
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	5-20	459.9	499.5
Developed technology	5-7	9.7	12.7
Total amortizable		472.2	514.8
Less: Accumulated amortization		(102.9)	(126.5)
Net amortized other intangible assets		369.3	388.3
Total other intangible assets, net		$702.5	$830.3
Amortization expense for intangible assets was $8.8 million and $10.3 million for the three months ended June 30, 2020 and 2019, respectively, and $18.8 million and $20.5 million for the six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense for the remainder of 2020 through 2025 is as follows: 2020 (remainder), $17.3 million; 2021, $33.2 million; 2022, $28.3 million; 2023, $25.7 million; 2024, $25.0 million; 2025, $25.0 million; and after 2025, $214.8 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the six months ended June 30, 2020, Polaris paid $49.3 million to repurchase approximately 0.6 million shares of its common stock. As of June 30, 2020, the Board of Directors has authorized the Company to repurchase up to an additional 2.6 million shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
Polaris paid a regular cash dividend of $0.62 per share on June 15, 2020 to holders of record at the close of business on June 5, 2020.

Cash dividends declared and paid per common share for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash dividends declared and paid per common share	$0.62	$0.61	$1.24	$1.22
Net income (loss) per share
Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted income (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan. A reconciliation of these amounts is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	61.3	61.1	61.3	61.1
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.1	0.1	0.2	0.1
Common shares outstanding—basic	61.6	61.4	61.7	61.4
Dilutive effect of Omnibus Plan	—	0.8	—	0.7
Common and potential common shares outstanding—diluted	61.6	62.2	61.7	62.1
During the three and six months ended June 30, 2020, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 5.3 million and 5.2 million, respectively, compared to 4.0 million and 4.1 million for the same periods in 2019. As a result of the Company’s net loss during the three and six month periods ended June 30, 2020, an additional 0.5 million and 0.6 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(63.3)	$(6.1)	$(3.3)	$(72.7)
Reclassification to the statement of income	—	(0.7)	0.1	(0.6)
Change in fair value	(14.6)	(11.7)	—	(26.3)
Balance as of June 30, 2020	$(77.9)	$(18.5)	$(3.2)	$(99.6)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments for the three and six months ended June 30, 2020 and 2019 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Foreign currency contracts	Other expense, net	$3.5	$0.9	$3.5	$2.1
Foreign currency contracts	Cost of sales	(1.2)	0.2	(0.7)	0.3
Interest rate contracts	Interest expense	(1.6)	(0.1)	(2.1)	(0.1)
Retirement plan activity	Operating expenses	—	—	(0.1)	(0.1)
Total		$0.7	$1.0	$0.6	$2.2
The net amount of the existing gains or losses at June 30, 2020 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $72.0 million at June 30, 2020 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At June 30, 2020, the outstanding amount of net receivables financed for dealers under this arrangement was $763.6 million, which included $368.2 million in the Polaris Acceptance portfolio and $395.4 million of receivables within the Securitization Facility (“Securitized Receivables”).
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At June 30, 2020, the potential aggregate repurchase obligation was approximately $129.9 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 8. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At June 30, 2020, the Company had an accrual of $61.7 million for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of June 30, 2020, the Company is party to three putative class actions pending against the Company in the United States. Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that Polaris violated various California consumer protection laws. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
In the opinion of management, it is unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety of potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to our consolidated financial position, results of operations, or cash flows in any particular reporting period.
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
At June 30, 2020 and December 31, 2019, the Company had the following open foreign currency contracts (in millions):

	June 30, 2020		December 31, 2019
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$5.9	$(0.1)	$16.0	$(0.1)
Canadian Dollar	75.3	0.7	101.4	(1.1)
Mexican Peso	30.4	(3.5)	17.0	1.1
Total	$111.6	$(2.9)	$134.4	$(0.1)
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

At June 30, 2020 and December 31, 2019, the Company had the following open interest rate swap contracts (in millions):

		June 30, 2020		December 31, 2019
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25.0	$(0.4)	$25.0	$(0.1)
September 30, 2019	September 30, 2023	150.0	(13.3)	150.0	(7.7)
May 3, 2019	May 3, 2020	—	—	100.0	(0.2)
March 3, 2020	February 28, 2023	400.0	(7.8)	—	—
Total		$575.0	$(21.5)	$275.0	$(8.0)
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
The table below summarizes the carrying values of derivative instruments as of June 30, 2020 and December 31, 2019 (in millions):

	Carrying Values of Derivative Instruments as of June 30, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$0.7	$(3.6)	$(2.9)
Interest rate contracts	—	(21.5)	(21.5)
Total derivatives designated as hedging instruments	$0.7	$(25.1)	$(24.4)

	Carrying Values of Derivative Instruments as of December 31, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.1	$(1.2)	$(0.1)
Interest rate contracts	—	(8.0)	(8.0)
Total derivatives designated as hedging instruments	$1.1	$(9.2)	$(8.1)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portions of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2020 were $(2.1) million and $(12.4) million, respectively, compared to $(4.0) million and $(6.5) million for the same respective periods in 2019.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2020.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales
ORV/Snowmobiles	$952.9	$1,049.3	$1,776.6	$1,916.8
Motorcycles	141.3	196.8	267.9	314.7
Global Adjacent Markets	77.9	121.9	176.2	226.9
Aftermarket	207.5	228.9	409.6	449.4
Boats	132.2	182.4	286.7	367.2
Total sales	$1,511.8	$1,779.3	$2,917.0	$3,275.0
Gross profit
ORV/Snowmobiles	$251.7	$297.7	$453.4	$537.8
Motorcycles	4.4	22.9	3.4	26.6
Global Adjacent Markets	16.8	33.6	43.7	63.2
Aftermarket	47.6	55.2	93.9	111.7
Boats	18.6	40.5	48.3	76.7
Corporate	(6.4)	(13.5)	(17.1)	(27.1)
Total gross profit	$332.7	$436.4	$625.6	$788.9

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and six month period ended June 30, 2020 compared to the three and six month periods ended June 30, 2019. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2020 to the second quarter of 2019, and all “year-to-date” comparisons are from the six month period ended June 30, 2020 to the six month period ended June 30, 2019.

Overview
The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
As a result of COVID-19, our sales and profitability during the quarter were negatively impacted by the temporary suspension of select plant operations which reduced our manufacture and ship of products. However, sales and profitability were also negatively impacted by a decline in economic activity related to certain of our end markets, such as those served by Global Adjacent Markets and Aftermarket. Going forward, we anticipate these end markets to be more negatively impacted by COVID-19 than our other markets due to the nature of their products and end customers.
In spite of this, the Company saw stronger than anticipated retail demand for ORVs and motorcycles as our products provided an attractive social-distancing solution for new and existing Powersports customers. In particular, North American ORV retail sales increased over 60 percent and North American consumer retail sales for Polaris' motorcycle segment, including both Indian Motorcycle and Slingshot, increased low-twenties percent for the quarter compared to the prior year. Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America increased 57 percent in the second quarter of 2020. Polaris North American dealer inventory was down significantly, driven by higher retail sales.
The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Quarterly Report. However, we generally expect sequential improvement throughout the remainder of the fiscal year.
Adverse impacts to certain of the Company’s business segments, certain suppliers, dealers or customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of additional impairment charges, write-offs, or reserves associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.
We believe we are well positioned to mitigate the impacts of COVID-19. As the situation evolves into a more prolonged pandemic, we will continue to adjust mitigation measures as needed related to health and safety. Those measures might include further suspensions of select plant operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the pandemic. In addition, while we have and will continue to enhance functionality and security of technology for off-site functions, we are also planning for the eventual reintroduction of our on-site workforce to our facilities.
We are continuing to mitigate negative impacts to our operating results by taking significant actions, including reducing working capital, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.
Second quarter sales totaled $1,511.8 million, a decrease of 15 percent from last year’s second quarter sales of $1,779.3 million. Our second quarter sales to North American customers decreased 15 percent and our sales to customers outside of North America decreased 18 percent.
Our gross profit of $332.7 million decreased 24 percent from $436.4 million in the comparable prior year second quarter. We reported a net loss of $235.4 million, or $(3.82) per diluted share, compared to 2019 second quarter net income of $88.2 million, or $1.42 per diluted share.
The net loss was primarily due to the impairment of goodwill and other intangible assets associated with the Company's Aftermarket segment as a result of the current market and economic conditions resulting from the COVID-19 pandemic, as well as recent financial performance and restructuring actions. The Company recorded impairment charges totaling $379.2 million during the three months ended June 30, 2020. Of the $379.2 million of impairment charges, $270.3 million related to goodwill of the Aftermarket reporting unit and $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts. The impairment charges were principally a result of a decline, in the second quarter, in market conditions and a decline in the outlook for sales and operating performance driven by the COVID-19 pandemic.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
($ in millions except percentages or share data)	2020	2019	Change 2020 vs. 2019	2020	2019	Change 2020 vs. 2019
Sales	$1,511.8	$1,779.3	(15)%	$2,917.0	$3,275.0	(11)%
Cost of sales	$1,179.1	$1,342.9	(12)%	$2,291.4	$2,486.1	(8)%
Gross profit	$332.7	$436.4	(24)%	$625.6	$788.9	(21)%
Percentage of sales	22.0%	24.5%	-252 bps	21.4%	24.1%	-264 bps
Operating expenses:
Selling and marketing	$119.6	$140.6	(15)%	$269.8	$269.9	—%
Research and development	$66.8	$76.4	(13)%	$145.2	$143.5	1%
General and administrative	$87.9	$104.1	(16)%	$166.4	$197.0	(16)%
Goodwill and other intangible asset impairment	$379.2	$—	NM	$379.2	$—	NM
Total operating expenses	$653.5	$321.1	104%	$960.6	$610.4	57%
Percentage of sales	43.2%	18.0%	NM	32.9%	18.6%	NM
Income from financial services	$25.4	$19.8	28%	$45.1	$38.5	17%
Operating income (loss)	$(295.4)	$135.1	NM	$(289.9)	$217.0	NM

Non-operating expense:
Interest expense	$17.9	$20.6	(13)%	$34.1	$41.0	(17)%
Equity in loss of other affiliates	$—	$0.5	NM	$—	$1.1	NM
Other (income) expense, net	$0.8	$(0.3)	NM	$1.7	$(3.8)	NM
Income (loss) before income taxes	$(314.1)	$114.3	NM	$(325.7)	$178.7	NM
Provision for income taxes	$(78.7)	$26.2	NM	$(84.9)	$42.2	NM
Effective income tax rate	25.0%	22.9%	NM	26.1%	23.6%	NM

Net income (loss)	$(235.4)	$88.1	NM	$(240.8)	$136.5	NM
Net loss attributable to noncontrolling interest	—	0.1	NM	—	0.1	NM
Net income (loss) attributable to Polaris Inc.	$(235.4)	$88.2	NM	$(240.8)	$136.6	NM

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$(3.82)	$1.42	NM	$(3.90)	$2.20	NM
Weighted average diluted shares outstanding	61.6	62.2	(1)%	61.7	62.1	(1)%
NM = not meaningful
Sales:
Sales for the quarter were $1,511.8 million, a 15 percent decrease from $1,779.3 million of sales in the prior year. Year-to-date sales were $2,917.0 million, an 11 percent decrease from $3,275.0 million of sales in the prior year. The decrease in sales was primarily driven by the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments. The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Volume	(13)%	(9)%
Product mix and price	(1)	(1)
Currency	(1)	(1)
	(15)%	(11)%
Volume contributed a 13 percent decrease to sales for the quarter and a nine percent decrease for the year-to-date period, driven by the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments. Product mix and price contributed a one percent decrease for both periods while currency also contributed a one percent decrease for both periods.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2020	Percent of Total Sales	2019	Percent of Total Sales	Percent Change 2020 vs. 2019	2020	Percent of Total Sales	2019	Percent of Total Sales	Percent Change 2020 vs. 2019
United States	$1,253.4	83%	$1,446.6	81%	(13)%	$2,407.8	82%	$2,667.5	82%	(10)%
Canada	68.3	4%	101.6	6%	(33)%	137.6	5%	173.2	5%	(21)%
Other foreign countries	190.1	13%	231.1	13%	(18)%	371.6	13%	434.3	13%	(14)%
Total sales	$1,511.8	100%	$1,779.3	100%	(15)%	$2,917.0	100%	$3,275.0	100%	(11)%

Sales in the United States decreased 13 percent during the quarter and 10 percent for the year-to-date period compared to 2019, primarily due to the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments. The United States represented 83 percent and 82 percent of total company sales during the quarter and year-to-date periods, respectively.
Sales in Canada decreased 33 percent during the quarter and 21 percent for the year-to-date period compared to 2019, primarily due to the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments. Currency rate movements had an unfavorable impact of three and two percentage points on quarter and year-to-date sales for 2020 compared to 2019. Sales in Canada represented four and five percent of total company sales during the quarter and year-to-date periods, respectively.
Sales in other foreign countries, primarily in Europe, decreased 18 percent during the quarter and 14 percent for the year-to-date period compared to 2019. The decreases were primarily driven by lower sales due to the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments as well as the global economic slowdown. Currency rate movements had an unfavorable impact of five and four percentage points on quarter and year-to-date sales for 2020 compared to 2019. Sales in other foreign countries represented 13 percent of total company sales during the quarter and year-to-date periods.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2020	Percent of Total Cost of Sales	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019	2020	Percent of Total Cost of Sales	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019
Purchased materials and services	$1,014.5	86%	$1,158.8	86%	(12)%	$1,960.9	86%	$2,138.0	86%	(8)%
Labor and benefits	91.9	8%	112.7	8%	(18)%	190.3	8%	214.5	9%	(11)%
Depreciation and amortization	42.9	4%	34.5	3%	24%	86.2	4%	70.7	3%	22%
Warranty costs	29.8	2%	36.9	3%	(19)%	54.0	2%	62.9	2%	(14)%
Total cost of sales	$1,179.1	100%	$1,342.9	100%	(12)%	$2,291.4	100%	$2,486.1	100%	(8)%
Percentage of sales	78.0%		75.5%	+252 bps		78.6%		75.9%	+264 bps
Cost of sales decreased during the quarter and year-to-date periods primarily due to decreased sales driven by the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments, as well as tariff refunds and lower warranty costs, partially offset by other costs associated with COVID-19, such as mitigation efforts related to health and safety, higher restructuring costs, and higher depreciation associated with recent capital expenditures.
 Gross Profit:
The temporary suspension of production caused by COVID-19 which resulted in reduced product shipments adversely impacted gross profit. Consolidated gross profit, as a percentage of sales, decreased primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs, other costs associated with COVID-19, such as mitigation efforts related to health and safety, higher tariffs, higher restructuring costs, and higher depreciation associated with recent capital expenditures.
Operating Expenses:
Operating expenses, in absolute dollars and as a percent of sales, increased for the quarter and year-to-date periods primarily due to the impairment of goodwill and other intangible assets associated with the Company’s Aftermarket segment, partially offset by reduced employee compensation, discretionary and non-essential spending due to cost actions we undertook in the 2020 second quarter.
Income from Financial Services:
Income from financial services was up 28 percent and 17 percent for the quarter and year-to-date periods, respectively, compared to 2019. The increases were primarily due to increased retail sales.
Interest Expense:
Interest expense decreased primarily due to lower interest rates during the quarter and year-to-date periods compared to the prior year.
Other (income) expense, net:
Other (income) expense is the result of foreign currency exchange rate movements and the corresponding effects on foreign currency transactions related to the Company’s foreign subsidiaries.
Provision for income taxes:
The income tax benefit was $78.7 million, or 25.0% of the loss before income tax expense, and $84.9 million, or 26.1% of the loss before income tax expense, for the quarter and year-to-date periods ended June 30, 2020, respectively, compared with income tax expense of $26.2 million, or 22.9% of income before income tax expense, and $42.2 million, or 23.6% of income before income tax expense, for the same periods in 2019. The tax provision benefit for the quarter and year-to-date periods ended June 30, 2020 is primarily due to the deferred income tax benefit arising from the impairment of certain goodwill and intangible assets for financial statement purposes, in addition to the release of certain income tax reserves due to favorable federal tax examination developments.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly and year-to-date periods, weighted average diluted shares outstanding was down one percent compared to the comparable prior year periods.

Cash Dividends:
We paid a regular cash dividend of $0.62 per share on June 15, 2020 to holders of record at the close of business on June 5, 2020.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019
ORV/Snowmobiles	$952.9	63%	$1,049.3	59%	(9)%	$1,776.6	61%	$1,916.8	58%	(7)%
Motorcycles	141.3	9%	196.8	11%	(28)%	267.9	9%	314.7	10%	(15)%
Global Adjacent Markets	77.9	5%	121.9	7%	(36)%	176.2	6%	226.9	7%	(22)%
Aftermarket	207.5	14%	228.9	13%	(9)%	409.6	14%	449.4	14%	(9)%
Boats	132.2	9%	182.4	10%	(28)%	286.7	10%	367.2	11%	(22)%
Total sales	$1,511.8	100%	$1,779.3	100%	(15)%	$2,917.0	100%	$3,275.0	100%	(11)%

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019
ORV/Snowmobiles	$251.7	26.4%	$297.7	28.4%	(15)%	$453.4	25.5%	$537.8	28.1%	(16)%
Motorcycles	4.4	3.1%	22.9	11.6%	(81)%	3.4	1.3%	26.6	8.4%	(87)%
Global Adjacent Markets	16.8	21.4%	33.6	27.6%	(50)%	43.7	24.7%	63.2	27.8%	(31)%
Aftermarket	47.6	22.9%	55.2	24.1%	(14)%	93.9	22.9%	111.7	24.9%	(16)%
Boats	18.6	14.1%	40.5	22.2%	(54)%	48.3	16.8%	76.7	20.9%	(37)%
Corporate	(6.4)		(13.5)			(17.1)		(27.1)
Total gross profit dollars	$332.7		$436.4		(24)%	$625.6		$788.9		(21)%
Percentage of sales	22.0%		24.5%	-252 bps		21.4%		24.1%	-264 bps
NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A, were $937.3 million and $1,731.5 million for the quarter and year-to-date periods, respectively, compared to $1,029.1 million and $1,856.3 million in the comparable prior year periods. The decreases of nine and seven percent were driven by a decline in side-by-side sales as a result of the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments. Polaris’ North American ORV unit retail sales to consumers increased over 60 percent for the quarter and over 35 percent for the year-to-date periods, with both ATV unit retail sales and side-by-side unit retail sales increasing significantly over the prior year. The Company estimates that North American industry ORV retail sales were up over 60 percent for the quarter and up nearly 40 percent for the year-to-date period compared to 2019. Polaris North American dealer inventories of ORVs decreased nearly 60 percent from 2019 as a result of strong retail sales. ORV sales outside of North America increased approximately one percent for the quarter and decreased approximately four percent for the year-to-date period. For the quarter and year-to-date periods ended June 30, 2020, the average ORV per unit sales price decreased approximately two percent and three percent, respectively, compared to the comparable prior year periods, driven by lower pricing and product mix.

Snowmobiles sales, inclusive of PG&A sales, were $15.6 million and $45.1 million for the quarter and year-to-date periods, respectively, compared to $20.3 million and 60.4 million in the comparable prior year periods. Snowmobile sales in the Company’s second quarter are routinely low as it is the off-season for snowmobile retail sales and shipments.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs and higher tariff costs.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, decreased 28 percent and 15 percent for the quarter and year-to-date periods, respectively. The decreases were driven by the temporary suspension of production caused by COVID-19 which resulted in reduced product shipments. Polaris North American unit retail sales to consumers increased low-twenties percent for the quarter and mid-teens percent for the year-to-date period. The Company estimates North American industry retail sales, 900cc and above cruiser, touring, and standard market segments (including Slingshot), decreased high-teens percent for the quarter and year-to-date periods. North American Polaris motorcycle dealer inventory decreased high-teens percent. Sales of motorcycles to customers outside of North America decreased 29 percent for the quarter and 17 percent for the year-to-date period. For the quarter and year-to-date periods ended June 30, 2020, the average per unit sales price for the Motorcycles segment was up one percent and three percent, respectively, compared to the comparable prior year periods due to product mix.
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to decreased leverage of manufacturing fixed costs, partially offset by lower tariff costs.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, decreased 36 percent and 22 percent for the quarter and year-to-date periods, respectively, driven by industrial, educational, government and rental organizations reducing or suspending purchases during the COVID-19 pandemic. The decreases in sales were primarily due to declines in the Aixam, Commercial, Government and Defense businesses, partially offset by growth of Polaris Adventures. Sales to customers outside of North America decreased approximately 37 percent for the quarter and 24 percent for the year-to-date period.
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs, partially offset by lower warranty costs.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, decreased nine percent for the quarter and year-to-date periods. The decreases are primarily due to a 10 percent decrease in TAP sales in both periods resulting from declines in wholesale revenue due to the COVID-19 related economic slowdown. The decrease was partially offset by growth in the other aftermarket brands, which was approximately flat for the quarter and up three percent for the year-to-date period, driven by revenue gains in the first quarter on cold-weather products.
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing and distribution fixed costs, higher tariff and freight costs, and lower vendor rebates.
Boats:
Boats revenue decreased 28 percent and 22 percent for the quarter and year-to-date periods, primarily due to a slowing marine industry and the temporary suspension of production caused by COVID-19. We estimate that U.S. pontoon industry retail unit sales were down mid-single digits during the quarter and year-to-date periods following impacts from the economic slowdown.
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to costs associated with restructuring activities and unfavorable mix, partially offset by favorable pricing.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchases and retirement of common stock, capital investments, new product development and cash dividends to shareholders. The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, and capital requirements for the foreseeable future.
However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including reducing working capital, suspending share repurchases, postponing capital expenditures, and reducing operating costs by delaying research and development programs, reducing production, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. Further, during the second quarter, we amended our revolving loan facility to favorably adjust our financial covenants and provide a new incremental term loan facility in the amount of $300 million to increase our overall liquidity.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2020	2019	Change
Total cash provided by (used for):
Operating activities	$309.7	$202.9	$106.8
Investing activities	(37.5)	(128.8)	91.3
Financing activities	115.4	(139.6)	255.0
Impact of currency exchange rates on cash balances	(3.1)	(0.1)	(3.0)
Increase (decrease) in cash, cash equivalents and restricted cash	$384.5	$(65.6)	$450.1
Operating Activities:
Net cash provided by operating activities was $309.7 million for the six months ended June 30, 2020, compared to $202.9 million for the same period in 2019. The $106.8 million increase in net cash provided by operating activities was primarily the result of reduced inventory levels, partially offset by a significant decrease in net income as a result of the COVID-19 related economic slowdown.
Investing Activities:
Net cash used for investing activities was $37.5 million for the six months ended June 30, 2020, compared to $128.8 million for the same period in 2019. The primary sources and uses of cash were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. As a result of the uncertainty associated with the COVID-19 related economic slowdown, the Company significantly reduced or postponed its planned capital expenditures for the year-to-date period. This decrease in expenditures combined with an increase in cash distributions from Polaris Acceptance resulted in less cash used for investing activities compared to the prior year.
Financing Activities:
Net cash provided by financing activities was $115.4 million for the six months ended June 30, 2020, compared to net cash used for financing activities of $139.6 million for the same period in 2019. The change was primarily due to increased net borrowings under debt arrangements, driven by the new incremental term loan of $300 million drawn during the second quarter. We recorded $233.8 million of net borrowings for the six months ended June 30, 2020, compared to $64.9 million of net repayments for the comparable period in 2019. The increase in net cash provided from borrowings under debt arrangements was partially offset by higher share repurchases. We paid cash dividends of $76.0 million and $74.4 million for the six months ended June 30, 2020 and 2019, respectively. Total common stock repurchases were $49.3 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively, and proceeds from the issuance of stock under employee plans were $6.9 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively.
Financing Arrangements:
We are party to an unsecured credit agreement, which includes a $700.0 million variable interest rate revolving loan facility that expires in July 2023, under which we have unsecured borrowings. As of June 30, 2020 there were borrowings of $49.5 million outstanding under this arrangement. Our credit agreement also includes a term loan facility, of which $970.0 million is outstanding as of June 30, 2020 and a $300.0 million incremental term loan, all of which is outstanding as of June 30, 2020. Interest is charged at rates based on LIBOR or “prime” for these agreements. As of June 30, 2020, we had $647.6 million of availability on the revolving loan facility. The Company is also party to an unsecured Master Note Purchase Agreement, as amended and supplemented. At June 30, 2020, outstanding borrowings under the amended Master Note Purchase Agreement totaled $525.0 million.
The credit agreement and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. On May 26, 2020, the Company further amended the credit agreement and amended Master Note Purchase Agreement to temporarily decrease its minimum interest coverage ratio from not less than 3.00x to not less than 2.25x and temporarily increase its maximum leverage ratio from 3.50x to 4.75x on a rolling four quarter basis until March 31, 2021. Polaris was in compliance with all such covenants at June 30, 2020.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of June 30, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
Debt, finance lease obligations, notes payable, and the average related interest rates at June 30, 2020 were as follows:

($ in millions)	Average interest rate at June 30, 2020	Maturity	June 30, 2020
Revolving loan facility	2.00%	July 2023	$49.5
Term loan facility	2.43%	July 2023	970.0
Incremental term loan	3.00%	April 2021	300.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.15%	Various through 2029	15.4
Notes payable and other	4.24%	Various through 2030	75.0
Debt issuance costs			(6.9)
Total debt, finance lease obligations, and notes payable			$1,928.0
Less: current maturities			536.5
Long-term debt, finance lease obligations, and notes payable			$1,391.5
As of June 30, 2020, we were in compliance with all debt covenants. Our debt to total capital ratio was 72 percent at June 30, 2020. Additionally, at June 30, 2020, we had letters of credit outstanding of $21.5 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 87.9 million shares have been repurchased cumulatively from 1996 through June 30, 2020. We repurchased approximately 0.6 million shares of our common stock for $49.3 million during the first six months of 2020, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 2.6 million shares of our common stock as of June 30, 2020. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules. Further, subject to the April 2020 amendment to our credit agreement, we are prohibited from making share repurchases until the $300 million incremental term loan drawn in the second quarter has been repaid.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. At June 30, 2020, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $763.6 million, a 40 percent decrease from $1,272.4 million at June 30, 2019, as a result of lower dealer inventory in the current year.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at June 30, 2020 was $72.0 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At June 30, 2020, the potential aggregate repurchase obligation was approximately $129.9 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
Retail Customer Financing Arrangements:
We have agreements with certain financial institutions, under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At June 30, 2020, the agreements in place were as follows:

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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of June 30, 2020:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$5.9	$0.68 to 1 AUD
Canadian Dollar	Long	75.3	$0.74 to 1 CAD
Mexican Peso	Short	30.4	20.80 Peso to $1
During the quarter and year-to-date periods ended June 30, 2020, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2019. We expect currencies to have a negative impact on net income in 2020 compared to 2019.
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
We are a party to a credit agreement with various lenders consisting of a revolving loan facility, a term loan facility, and an incremental term loan. Interest accrues on the revolving loan facility and incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At June 30, 2020, we had an outstanding balance of $49.5 million on the revolving loan facility, an outstanding balance of $970.0 million on the term loan facility, and an outstanding balance of $300.0 million on the incremental term loan.
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
Identifiable intangible assets. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We complete our annual impairment test as of the first day of the fourth quarter each year for those identifiable assets not subject to amortization.
As a result of the current market and economic conditions resulting from the COVID-19 pandemic, as well as recent financial performance and restructuring actions, we determined that the conditions indicated that indefinite lived intangible assets within the Aftermarket and Boats reporting units are more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite lived intangible assets, consisting of certain brand/trade names, with their carrying value. The fair value of each brand/trade name was determined using the relief-from-royalty method.
As a result of this analysis, during the three months ended June 30, 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit.
While management believes the current projections, discount rate, royalty rate, and other assumptions are reasonable, the estimated fair value of the brand/trade names are particularly dependent on Aftermarket’s ability to execute the planned actions underlying the forecasted improvement in its performance and there is a high level of uncertainty regarding the ultimate financial impacts of COVID-19 and the economic recovery. As a result, there can be no assurance that the estimates and assumptions made in our analysis as of June 30, 2020 will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.
Goodwill. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completed its most recent annual goodwill impairment test as of the first day of the fourth quarter 2019.
As a result of the current market and economic conditions resulting from the COVID-19 pandemic, as well as recent financial performance and restructuring actions, we identified indicators during the second quarter of 2020 that it was more-likely-than-not that the fair value of the Aftermarket and Boats reporting units would be less than their respective carrying values. Our evaluation included consideration of changes in business performance assumptions compared to those used in our 2019 annual impairment test. As a result, we performed quantitative goodwill impairment tests of the Aftermarket and Boats reporting units. Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach.
Determining the fair value of the reporting units required the use of significant judgment, including discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the weighted average cost of capital. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic, changes in raw material prices and growth expectations for the industries and end markets in which the Company participates.
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
As a result of this analysis, during the three months ended June 30, 2020 the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the quarter, there is no remaining goodwill for the Aftermarket reporting unit.
There were no impairment charges recorded related to the Boats reporting unit. The Boats reporting unit did not have a difference between its fair value and carrying value that was lower than 10%. While management believes the current projections, discount rate, and other assumptions are reasonable, the estimated fair value of the reporting unit is particularly dependent on the strength of the pontoon industry and there is a high level of uncertainty regarding the ultimate financial impacts of COVID-19 and the economic recovery. As a result, there can be no assurance that the estimates and assumptions made in our analysis as of June 30, 2020 will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.

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
The first putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from purportedly unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions that were filed between April 5-10, 2018 and that we disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2018: In re Polaris Marketing, Sales Practices, and Product Liability Litigation (D. Minn.), June 15, 2018. On February 26, 2020, the district court dismissed the majority of plaintiffs and claims. Plaintiffs subsequently voluntarily dismissed the remaining plaintiffs and are pursuing an appeal on behalf of the dismissed plaintiffs.
The second putative class action is also pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on Sportsman ATV, seeking damages for alleged economic loss: Riley Johannessohn, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. On March 31, 2020, the district court judge denied class certification. The Eighth Circuit has agreed to hear plaintiffs’ appeal.
The third putative class action is pending in the United States District Court for the Central District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019. The case is in the early stages of discovery and procedural scheduling.
With respect to each of these three putative class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

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
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in the United States and other countries where we operate or our dealers or suppliers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our dealers or suppliers. These impacts include, but are not limited to:
•Continued significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;

•Inability to meet our dealers’ or consumers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, and external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations;
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, dealers, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results; or
•Inability to maintain adequate liquidity or meet debt covenants if the Company is unable to resume normal operations in a timely fashion. The Company may be required to pursue additional sources of financing to meet its financial obligations and obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve the Company's cash position, including but not limited to, monetizing Company assets, granting a lean on the company’s assets, implementing employee furloughs, and foregoing capital expenditures and other discretionary expenses.
•Increased difficulty in determining the fair value of the Company’s goodwill and other assets for accounting purposes given the level of judgment and estimation that is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic, which could result in estimates and assumptions made in valuing goodwill and other Company assets proving to be inaccurate in the future.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2020	3,000	$55.95	3,000	2,597,000
May 1 — 31, 2020	3,000	$65.64	3,000	2,594,000
June 1 — 30, 2020	1,000	$91.52	1,000	2,593,000
Total	7,000	$65.32	7,000	2,593,000
(1) The Board of Directors has authorized additional shares for repurchase in January of 2016, at which time it authorized the Company to repurchase 10.4 million shares of the Company’s common stock (the “Program”). Of that total, 2.6 million shares remain available for repurchase under the Program. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

10.a	Polaris Inc. Amended and Restated 2007 Omnibus Incentive Plan, incorporated by reference to Annex A to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders filed March 13, 2020.

10.b
Amendment No. 1 dated as of May 26, 2020 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 29, 2020.

10.c
Fourth Amendment to Master Note Purchase Agreement dated as of May 26, 2020 to Master Note Purchase Agreement dated as of December 13, 2010 by and among Polaris Inc. and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed May 29, 2020.

10.d
First Amendment dated as of May 26, 2020 to Master Note Purchase Agreement dated as of July 2, 2018 by and among Polaris Inc. and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed May 29, 2020.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on July 28, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Equity for the three and six month periods ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2020 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	July 28, 2020	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2020	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)