Form 10-Q
period 2020-09-30
Polaris Inc.
filed 2020-10-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 20, 2020, 61,700,081 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2020

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$820.6	$157.1
Trade receivables, net	241.3	190.4
Inventories, net	1,213.5	1,121.1
Prepaid expenses and other	98.6	125.9
Income taxes receivable	5.7	32.5
Total current assets	2,379.7	1,627.0
Property and equipment, net	865.3	899.8
Investment in finance affiliate	44.9	110.6
Deferred tax assets	186.4	93.3
Goodwill and other intangible assets, net	1,087.3	1,490.2
Operating lease assets	105.8	110.2
Other long-term assets	114.2	99.4
Total assets	$4,783.6	$4,430.5
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$542.1	$166.7
Accounts payable	790.7	450.2
Accrued expenses:
Compensation	194.6	184.5
Warranties	140.6	136.2
Sales promotions and incentives	133.1	189.9
Dealer holdback	109.7	145.8
Other	256.6	213.9
Current operating lease liabilities	33.6	34.9
Income taxes payable	38.0	5.9
Total current liabilities	2,239.0	1,528.0
Long-term income taxes payable	21.3	28.1
Finance lease obligations	14.4	14.8
Long-term debt	1,307.9	1,512.0
Deferred tax liabilities	3.5	4.0
Long-term operating lease liabilities	74.2	77.9
Other long-term liabilities	159.3	143.9
Total liabilities	$3,819.6	$3,308.7
Deferred compensation	$16.2	$13.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 61.7 and 61.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	972.8	892.8
Retained earnings	59.0	287.3
Accumulated other comprehensive loss, net	(84.9)	(72.7)
Total shareholders’ equity	947.5	1,108.0
Noncontrolling interest	0.3	0.2
Total equity	947.8	1,108.2
Total liabilities and equity	$4,783.6	$4,430.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$1,954.6	$1,771.6	$4,871.6	$5,046.6
Cost of sales	1,420.0	1,335.1	3,711.4	3,821.2
Gross profit	534.6	436.5	1,160.2	1,225.4
Operating expenses:
Selling and marketing	135.5	149.8	405.3	419.7
Research and development	77.2	77.3	222.4	220.8
General and administrative	100.6	100.8	267.0	297.8
Goodwill and other intangible asset impairments	—	—	379.2	—
Total operating expenses	313.3	327.9	1,273.9	938.3
Income from financial services	18.1	21.7	63.2	60.2
Operating income (loss)	239.4	130.3	(50.5)	347.3
Non-operating expense:
Interest expense	17.3	19.8	51.4	60.8
Equity in loss of other affiliates	—	4.0	—	5.1
Other (income) expense, net	3.2	(1.7)	4.9	(5.5)
Income (loss) before income taxes	218.9	108.2	(106.8)	286.9
Provision for income taxes	52.0	19.8	(32.9)	62.0
Net income (loss)	166.9	88.4	(73.9)	224.9
Net (income) loss attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1
Net income (loss) attributable to Polaris Inc.	$166.8	$88.4	$(74.0)	$225.0
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$2.70	$1.44	$(1.20)	$3.67
Diluted	$2.66	$1.42	$(1.20)	$3.62
Weighted average shares outstanding:
Basic	61.9	61.5	61.8	61.4
Diluted	62.8	62.3	61.8	62.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$166.9	$88.4	$(73.9)	$224.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12.8	(12.4)	(1.8)	(13.2)
Unrealized gain (loss) on derivative instruments	1.8	(0.4)	(10.6)	(6.9)
Retirement plan and other activity	0.1	—	0.2	(0.5)
Comprehensive income (loss)	181.6	75.6	(86.1)	204.3
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1
Comprehensive income (loss) attributable to Polaris Inc.	$181.5	$75.6	$(86.2)	$204.4
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.4	—	11.9	—	—	—	11.9
Deferred compensation	—	—	(0.5)	7.4	—	—	6.9
Proceeds from stock issuances under employee plans	—	—	2.3	—	—	—	2.3
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	(0.6)	—	(8.1)	(40.7)	—	—	(48.8)
Net loss	—	—	—	(5.4)	—	—	(5.4)
Other comprehensive loss	—	—	—	—	(35.3)	—	(35.3)
Balance, March 31, 2020	61.2	0.6	898.4	210.6	(108.0)	0.2	1,001.8
Employee stock compensation	—	—	19.8	—	—	—	19.8
Deferred compensation	—	—	(1.4)	(6.1)	—	—	(7.5)
Proceeds from stock issuances under employee plans	0.1	—	4.6	—	—	—	4.6
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	—	—	(0.1)	(0.4)	—	—	(0.5)
Net loss	—	—	—	(235.4)	—	—	(235.4)
Other comprehensive income	—	—	—	—	8.4	—	8.4
Balance, June 30, 2020	61.3	0.6	921.3	(69.3)	(99.6)	0.2	753.2
Employee stock compensation	—	—	27.7	—	—	—	27.7
Deferred compensation	—	—	(1.9)	(0.1)	—	—	(2.0)
Proceeds from stock issuances under employee plans	0.4	—	25.7	—	—	—	25.7
Cash dividends declared (1)	—	—	—	(38.2)	—	—	(38.2)
Repurchase and retirement of common shares	—	—	—	(0.2)	—	—	(0.2)
Net income	—	—	—	166.8	—	0.1	166.9
Other comprehensive loss	—	—	—	—	14.7	—	14.7
Balance, September 30, 2020	61.7	0.6	972.8	59.0	(84.9)	0.3	947.8

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60.9	$0.6	$808.0	$121.1	$(63.0)	$0.3	$867.0
Employee stock compensation	0.2	—	12.1	—	—	—	12.1
Deferred compensation	—	—	(1.5)	(0.3)	—	—	(1.8)
Proceeds from stock issuances under employee plans	—	—	3.2	—	—	—	3.2
Cash dividends declared (1)	—	—	—	(37.1)	—	—	(37.1)
Repurchase and retirement of common shares	(0.1)	—	(1.0)	(5.2)	—	—	(6.2)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	0.6	(0.6)	—	—
Net income	—	—	—	48.4	—	—	48.4
Other comprehensive loss	—	—	—	—	(6.1)	—	(6.1)
Balance, March 31, 2019	61.0	0.6	820.8	127.5	(69.7)	0.3	879.5
Employee stock compensation	—	—	22.1	—	—	—	22.1
Deferred compensation	—	—	(1.2)	(0.6)	—	—	(1.8)
Proceeds from stock issuances under employee plans	0.1	—	3.0	—	—	—	3.0
Cash dividends declared (1)	—	—	—	(37.3)	—	—	(37.3)
Repurchase and retirement of common shares	—	—	(0.1)	(0.3)	—	—	(0.4)
Net income	—	—	—	88.2	—	(0.1)	88.1
Other comprehensive loss	—	—	—	—	(1.1)	—	(1.1)
Balance, June 30, 2019	61.1	0.6	844.6	177.5	(70.8)	0.2	952.1
Employee stock compensation	—	—	22.3	—	—	—	22.3
Deferred compensation	—	—	(1.6)	0.6	—	—	(1.0)
Proceeds from stock issuances under employee plans	—	—	2.0	—	—	—	2.0
Cash dividends declared (1)	—	—	—	(37.3)	—	—	(37.3)
Repurchase and retirement of common shares	—	—	(0.1)	(0.4)	—	—	(0.5)
Net income	—	—	—	88.4	—	—	88.4
Other comprehensive loss	—	—	—	—	(12.8)	—	(12.8)
Balance September 30, 2019	61.1	$0.6	$867.2	$228.8	$(83.6)	$0.2	$1,013.2
(1) Polaris Inc. declared a $0.62 dividend per share for the three month periods ended September 30, 2020, June 30, 2020, and March 31, 2020 and a $0.61 dividend per share for the three month periods ended September 30, 2019, June 30, 2019, and March 31, 2019.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating Activities:
Net income (loss)	$(73.9)	$224.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	190.5	173.0
Noncash compensation	59.4	56.6
Noncash income from financial services	(15.0)	(23.7)
Deferred income taxes	(94.1)	(9.1)
Goodwill and other intangible asset impairments	379.2	—
Other, net	—	5.2
Changes in operating assets and liabilities:
Trade receivables	(48.6)	(23.6)
Inventories	(90.4)	(304.3)
Accounts payable	338.5	239.2
Accrued expenses	(19.4)	75.3
Income taxes payable/receivable	51.6	19.7
Prepaid expenses and others, net	(2.1)	2.9
Net cash provided by operating activities	675.7	436.1
Investing Activities:
Purchase of property and equipment	(131.8)	(189.3)
Investment in finance affiliate, net	80.6	11.7
Investment in other affiliates, net	(2.5)	—
Acquisition of businesses, net of cash acquired	—	(1.8)
Net cash used for investing activities	(53.7)	(179.4)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	1,299.9	2,654.2
Repayments under debt arrangements / finance lease obligations	(1,131.6)	(2,831.7)
Repurchase and retirement of common shares	(49.5)	(7.0)
Cash dividends to shareholders	(114.2)	(111.7)
Proceeds from stock issuances under employee plans	32.6	8.2
Net cash provided by (used for) financing activities	37.2	(288.0)
Impact of currency exchange rates on cash balances	1.4	(3.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	660.6	(34.4)
Cash, cash equivalents and restricted cash at beginning of period	196.3	193.1
Cash, cash equivalents and restricted cash at end of period	$856.9	$158.7

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$54.2	$63.7
Income taxes paid	$5.6	$48.9
Leased assets obtained for operating lease liabilities	$21.9	$18.6

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$820.6	$122.2
Other long-term assets	36.3	36.5
Total	$856.9	$158.7
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49.5	$49.5	$—	$—
Total assets at fair value	$49.5	$49.5	$—	$—
Non-qualified deferred compensation liabilities	$(49.5)	$(49.5)	$—	$—
Foreign exchange contracts, net	(2.0)	—	(2.0)	—
Interest rate contracts, net	(20.0)	—	(20.0)	—
Total liabilities at fair value	$(71.5)	$(49.5)	$(22.0)	$—

	Fair Value Measurements as of December 31, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.9	$48.9	$—	$—
Total assets at fair value	$48.9	$48.9	$—	$—
Non-qualified deferred compensation liabilities	$(48.9)	$(48.9)	$—	$—
Foreign exchange contracts, net	(0.1)	—	(0.1)	—
Interest rate contracts, net	(8.0)	—	(8.0)	—
Total liabilities at fair value	$(57.0)	$(48.9)	$(8.1)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At September 30, 2020 and December 31, 2019, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,972.8 million and $1,769.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,864.4 million and $1,693.5 million as of September 30, 2020 and December 31, 2019, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in millions):

	September 30, 2020	December 31, 2019
Raw materials and purchased components	$536.6	$344.6
Service parts, garments and accessories	320.6	357.0
Finished goods	420.8	476.2
Less: reserves	(64.5)	(56.7)
Inventories	$1,213.5	$1,121.1
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

The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$134.2	$132.8	$136.2	$121.8
Additions to reserve related to acquisitions	—	—	—	8.8
Additions charged to expense	37.2	31.4	91.2	94.3
Warranty claims paid, net	(30.8)	(27.1)	(86.8)	(87.8)
Balance at end of period	$140.6	$137.1	$140.6	$137.1
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
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020, and is effective for the Company’s fiscal year beginning January 1, 2021. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	Three months ended September 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,022.0	$137.7	$86.1	—	$155.1	$1,400.9
PG&A	266.8	29.2	20.5	$237.2	—	553.7
Total revenue	$1,288.8	$166.9	$106.6	$237.2	$155.1	$1,954.6

Revenue by geography
United States	$1,090.5	$120.2	$52.9	$224.9	$152.9	$1,641.4
Canada	89.6	6.1	0.2	12.3	2.2	110.4
EMEA	71.2	21.6	52.9	—	—	145.7
APLA	37.5	19.0	0.6	—	—	57.1
Total revenue	$1,288.8	$166.9	$106.6	$237.2	$155.1	$1,954.6

	Three months ended September 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$950.0	$127.4	$92.3	—	$119.1	$1,288.8
PG&A	202.4	22.5	21.7	$236.2	—	482.8
Total revenue	$1,152.4	$149.9	$114.0	$236.2	$119.1	$1,771.6

Revenue by geography
United States	$964.1	$105.5	$60.9	$224.1	$117.2	$1,471.8
Canada	91.1	7.9	0.4	12.1	1.9	113.4
EMEA	63.4	21.7	52.3	—	—	137.4
APLA	33.8	14.8	0.4	—	—	49.0
Total revenue	$1,152.4	$149.9	$114.0	$236.2	$119.1	$1,771.6

	Nine months ended September 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$2,404.0	$365.8	$225.9	—	$441.8	$3,437.5
PG&A	661.4	69.0	56.9	$646.8	—	1,434.1
Total revenue	$3,065.4	$434.8	$282.8	$646.8	$441.8	$4,871.6

Revenue by geography
United States	$2,568.8	$288.2	$140.5	$617.7	$434.0	$4,049.2
Canada	194.4	14.9	1.8	29.1	7.8	248.0
EMEA	196.0	77.5	137.8	—	—	411.3
APLA	106.2	54.2	2.7	—	—	163.1
Total revenue	$3,065.4	$434.8	$282.8	$646.8	$441.8	$4,871.6

	Nine months ended September 30, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$2,515.1	$399.2	$275.6	—	$486.3	$3,676.2
PG&A	554.1	65.4	65.3	$685.6	—	1,370.4
Total revenue	$3,069.2	$464.6	$340.9	$685.6	$486.3	$5,046.6

Revenue by geography
United States	$2,544.8	$293.6	$170.7	$654.9	$475.3	$4,139.3
Canada	217.0	24.3	3.6	30.7	11.0	286.6
EMEA	207.9	101.1	164.6	—	—	473.6
APLA	99.5	45.6	2.0	—	—	147.1
Total revenue	$3,069.2	$464.6	$340.9	$685.6	$486.3	$5,046.6
With respect to wholegood vehicles, boats, and parts, garments and accessories (“PG&A”), revenue is recognized when the Company transfers control of the product to the customer (or distributor). With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
ORV/Snowmobiles, Motorcycles and Global Adjacent Markets segments
Wholegood vehicles and parts, garments and accessories. For the majority of wholegood vehicles and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. Sales returns are not material. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
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
The Company expects to recognize approximately $35.1 million of the unearned amount over the next 12 months and $63.2 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$89.8	$67.7	$81.6	$59.9
New contracts sold	15.8	11.1	42.6	32.5
Less: reductions for revenue recognized	(7.3)	(6.4)	(25.9)	(20.0)
Balance at end of period (1)	$98.3	$72.4	$98.3	$72.4
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $35.1 million and $30.7 million at September 30, 2020 and 2019, respectively, while the amount recorded in other long-term liabilities totaled $63.2 million and $41.7 million at September 30, 2020 and 2019, respectively.

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

Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Option awards	$6.3	$7.0	$15.9	$15.1
Other share-based awards	17.6	12.7	34.8	37.2
Total share-based compensation before tax	23.9	19.7	50.7	52.3
Tax benefit	5.7	4.7	12.1	12.5
Total share-based compensation expense included in net income (loss)	$18.2	$15.0	$38.6	$39.8
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At September 30, 2020, there was $82.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.22 years. Included in unrecognized share-based compensation expense is approximately $16.9 million related to stock options and $65.2 million for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate at September 30, 2020	Maturity	September 30, 2020	December 31, 2019
Revolving loan facility	—%	July 2023	$—	$75.1
Term loan facility	1.65%	July 2023	955.0	1,000.0
Incremental term loan	2.75%	April 2021	300.0	—
Senior notes—fixed rate	4.60%	May 2021	75.0	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.15%	Various through 2029	15.8	16.1
Notes payable and other	4.24%	Various through 2030	75.0	81.4
Debt issuance costs			(6.4)	(4.1)
Total debt, finance lease obligations, and notes payable			$1,864.4	$1,693.5
Less: current maturities			542.1	166.7
Total long-term debt, finance lease obligations, and notes payable			$1,322.3	$1,526.8
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $75 million of unsecured senior notes due May 2021 (collectively, the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100 million of unsecured senior notes due December 2020. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350 million of unsecured senior notes due July 2028. There are $175 million of the senior notes classified as current maturities in the consolidated balance sheets as of September 30, 2020.
In July 2018, Polaris amended its unsecured credit agreement to increase its revolving loan facility (the “revolving loan facility”) to $700 million and increase its term loan facility (the “term loan facility”) to $1,180 million. The expiration date of the facility was extended to July 2023, and interest is charged at rates based on a LIBOR or “prime” base rate. On April 9, 2020, the Company amended the credit agreement to provide a new incremental 364-day term loan (the “incremental term loan”) in the amount of $300 million. The new incremental term loan, which was fully drawn on closing, is unsecured and matures on April 8, 2021 and can be extended for an additional 364-day term upon request of Polaris and consent by the lenders. There are no required principal payments on the incremental term loan prior to the maturity date. The amended credit agreement includes pricing provisions and a restriction on declaring dividends if certain leverage metrics are met, prohibits most share repurchases until the incremental term loan has been repaid, and continues to contain standard covenants with regards to mergers and consolidations, asset sales, and is subject to acceleration upon various events of default. In addition to the payment of the $300 million incremental term loan, the Company is required to make principal payments under the term loan facility of $59 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit agreement and the amended Master Note Purchase Agreements contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. On May 26, 2020, the Company further amended the credit agreement and amended Master Note Purchase Agreement to temporarily decrease its minimum interest coverage ratio from not less than 3.00x to not less than 2.25x and temporarily increase its maximum leverage ratio from 3.50x to 4.75x on a rolling four quarter basis until March 31, 2021. Polaris was in compliance with all such covenants at September 30, 2020.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of September 30, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $8.5 million is outstanding as of September 30, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 5. Goodwill and Other Intangible Assets
In the second quarter of 2020, as a result of market and economic conditions resulting from the COVID-19 pandemic, as well as financial performance and restructuring actions, the Company determined that the conditions indicated that indefinite lived intangible assets within the Aftermarket and Boats reporting units are more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite lived intangible assets, consisting of certain brand/trade names, with their carrying value. These factors were also indicators during the second quarter of 2020 that it was more-likely-than-not that the fair value of the Aftermarket and Boats reporting units would be less than their respective carrying values. As a result, the Company performed quantitative goodwill impairment tests of the Aftermarket and Boats reporting units.
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
As a result of this analysis, during the second quarter of 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit. Further, during the second quarter of 2020, the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the second quarter, there is no remaining goodwill for the Aftermarket reporting unit. The charges are included in Goodwill and other intangible asset impairments on the consolidated statements income (loss). The impairments resulted in a $90.3 million income tax benefit (deferred tax asset) associated with the remaining tax-deductible basis in goodwill and intangibles.
As of September 30, 2020, there were no goodwill or other intangible asset impairment charges recorded related to the Boats, ORV, Snow, Global Adjacent Markets, or Motorcycles reporting units during 2020.

Goodwill and other intangible assets, net of accumulated amortization, at September 30, 2020 and December 31, 2019 are as follows (in millions):

	September 30, 2020	December 31, 2019
Goodwill	$392.9	$659.9
Other intangible assets, net	694.4	830.3
Total goodwill and other intangible assets, net	$1,087.3	$1,490.2
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows (in millions):

Nine months ended September 30, 2020
Goodwill, beginning of period	$659.9
Goodwill impairment	(270.3)
Currency translation effect on foreign goodwill balances	3.3
Goodwill, end of period	$392.9
The components of other intangible assets were as follows ($ in millions):

	Total estimated life (years)	September 30, 2020	December 31, 2019
Non-amortizable—indefinite lived:
Brand/trade names		$333.7	$442.0
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	5-20	460.1	499.5
Developed technology	5-7	9.8	12.7
Total amortizable		472.5	514.8
Less: Accumulated amortization		(111.8)	(126.5)
Net amortized other intangible assets		360.7	388.3
Total other intangible assets, net		$694.4	$830.3
Amortization expense for intangible assets was $8.7 million and $10.4 million for the three months ended September 30, 2020 and 2019, respectively, and $27.5 million and $30.9 million for the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense for the remainder of 2020 through 2025 is as follows: 2020 (remainder), $8.7 million; 2021, $33.3 million; 2022, $28.3 million; 2023, $25.7 million; 2024, $25.0 million; 2025, $25.0 million; and after 2025, $214.7 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6. Shareholders’ Equity
During the nine months ended September 30, 2020, Polaris paid $49.5 million to repurchase approximately 0.6 million shares of its common stock. As of September 30, 2020, the Board of Directors has authorized the Company to repurchase up to an additional 2.6 million shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
Polaris paid a regular cash dividend of $0.62 per share on September 15, 2020 to holders of record at the close of business on September 1, 2020.

Cash dividends declared and paid per common share for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash dividends declared and paid per common share	$0.62	$0.61	$1.86	$1.83
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	61.5	61.2	61.4	61.1
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.2	0.1	0.2	0.1
Common shares outstanding—basic	61.9	61.5	61.8	61.4
Dilutive effect of Omnibus Plan	0.9	0.8	—	0.8
Common and potential common shares outstanding—diluted	62.8	62.3	61.8	62.2
During the three and nine months ended September 30, 2020, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 2.2 million and 5.0 million, respectively, compared to 4.3 million and 4.2 million for the same periods in 2019. As a result of the Company’s net loss during the nine month period ended September 30, 2020, an additional 0.7 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(63.3)	$(6.1)	$(3.3)	$(72.7)
Reclassification to the statement of income	—	1.0	0.2	1.2
Change in fair value	(1.8)	(11.6)	—	(13.4)
Balance as of September 30, 2020	$(65.1)	$(16.7)	$(3.1)	$(84.9)
The table below provides data about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments and retirement plan activity for the three and nine months ended September 30, 2020 and 2019 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Foreign currency contracts	Other expense, net	$1.0	$0.5	$4.5	$2.6
Foreign currency contracts	Cost of sales	(0.7)	0.2	(1.4)	0.5
Interest rate contracts	Interest expense	(2.0)	(0.3)	(4.1)	(0.4)
Retirement plan activity	Operating expenses	(0.1)	(0.1)	(0.2)	(0.2)
Total		$(1.8)	$0.3	$(1.2)	$2.5
The net amount of the existing gains or losses at September 30, 2020 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $44.9 million at September 30, 2020 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At September 30, 2020, the outstanding amount of net receivables financed for dealers under this arrangement was $733.0 million, which included $357.8 million in the Polaris Acceptance portfolio and $375.2 million of receivables within the Securitization Facility (“Securitized Receivables”).
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At September 30, 2020, the potential aggregate repurchase obligation was approximately $80.9 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 8. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At September 30, 2020, the Company had an accrual of $65.6 million for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of September 30, 2020, the Company is party to three putative class actions pending against the Company in the United States.

Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that Polaris violated various California consumer protection laws related to rollover protection structure certification. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
In the opinion of management, it is presently unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety of potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to our consolidated financial position, results of operations, or cash flows in any particular reporting period.
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

Note 9. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk and interest rate risk. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are entered into in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s debt.
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
At September 30, 2020 and December 31, 2019, the Company had the following open foreign currency contracts (in millions):

	September 30, 2020		December 31, 2019
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$11.4	$(0.2)	$16.0	$(0.1)
Canadian Dollar	138.7	(0.3)	101.4	(1.1)
Mexican Peso	24.8	(1.5)	17.0	1.1
Total	$174.9	$(2.0)	$134.4	$(0.1)
These contracts, with maturities through September 2021, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.

At September 30, 2020 and December 31, 2019, the Company had the following open interest rate swap contracts (in millions):

		September 30, 2020		December 31, 2019
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25.0	$(0.3)	$25.0	$(0.1)
September 30, 2019	September 30, 2023	150.0	(12.4)	150.0	(7.7)
May 3, 2019	May 3, 2020	—	—	100.0	(0.2)
March 3, 2020	February 28, 2023	400.0	(7.3)	—	—
Total		$575.0	$(20.0)	$275.0	$(8.0)
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
The table below summarizes the carrying values of derivative instruments as of September 30, 2020 and December 31, 2019 (in millions):

	Carrying Values of Derivative Instruments as of September 30, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$0.4	$(2.4)	$(2.0)
Interest rate contracts	—	(20.0)	(20.0)
Total derivatives designated as hedging instruments	$0.4	$(22.4)	$(22.0)

	Carrying Values of Derivative Instruments as of December 31, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.1	$(1.2)	$(0.1)
Interest rate contracts	—	(8.0)	(8.0)
Total derivatives designated as hedging instruments	$1.1	$(9.2)	$(8.1)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portions of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2020 were $1.8 million and $(10.6) million, respectively, compared to $(0.4) million and $(6.9) million for the same respective periods in 2019.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2020.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales
ORV/Snowmobiles	$1,288.8	$1,152.4	$3,065.4	$3,069.2
Motorcycles	166.9	149.9	434.8	464.6
Global Adjacent Markets	106.6	114.0	282.8	340.9
Aftermarket	237.2	236.2	646.8	685.6
Boats	155.1	119.1	441.8	486.3
Total sales	$1,954.6	$1,771.6	$4,871.6	$5,046.6
Gross profit
ORV/Snowmobiles	$377.8	$308.3	$831.2	$846.1
Motorcycles	15.5	8.7	18.9	35.3
Global Adjacent Markets	31.5	30.8	75.2	94.0
Aftermarket	63.7	61.8	157.6	173.5
Boats	33.3	22.3	81.6	99.0
Corporate	12.8	4.6	(4.3)	(22.5)
Total gross profit	$534.6	$436.5	$1,160.2	$1,225.4

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2020 compared to the three and nine month periods ended September 30, 2019. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2020 to the third quarter of 2019, and all “year-to-date” comparisons are from the nine month period ended September 30, 2020 to the nine month period ended September 30, 2019.

Overview
The global spread of the novel coronavirus (COVID-19) has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
As a result of COVID-19, our sales and profitability during the first half of 2020 were negatively impacted by the temporary suspension of select plant operations, which reduced our manufacture and shipment of products, as well as the temporary closures of certain dealers. During this period, sales and profitability were also negatively impacted by a decline in economic activity related to certain of our end markets, such as those served by Global Adjacent Markets and Aftermarket. Going forward, we anticipate these end markets to be more negatively impacted by COVID-19 than our other markets due to the nature of their products and end customers.

Beginning in the second quarter the Company began to see stronger than anticipated retail demand for our Powersports products as they provided an attractive social-distancing solution for new and existing Powersports customers. Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America increased 57 percent and 15 percent in the second and third quarters of 2020, respectively. Further, retail sales for Polaris boats also increased significantly during the third quarter compared to the prior year. Polaris North American dealer inventory as of September 30, 2020 was down significantly as retail sales outpaced shipments. At this time, we expect continued positive retail demand for the remainder of the calendar year.
During the third quarter we made significant progress managing operations as we seek to satisfy retail demand. However, due to the dynamics of the COVID-19 pandemic and other natural disasters, our supply chain and manufacturing operations experienced constraints caused by logistics and production-limiting disruptions. Because of the significant economic uncertainty, we are continuing to execute a cautionary approach to spending given the pandemic-generated economic uncertainty. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.
Third quarter sales totaled $1,954.6 million, an increase of 10 percent from last year’s third quarter sales of $1,771.6 million. Our third quarter sales to North American customers increased 11 percent and our sales to customers outside of North America increased 9 percent. The increases were driven by increased ORV and boat shipments, as well as higher PG&A sales.
Our gross profit of $534.6 million increased 22 percent from $436.5 million in the comparable prior year third quarter. The increase in gross profit was driven by higher sales and lower promotions, partially offset by increased costs resulting from supply chain disruption. We reported net income of $166.8 million, or $2.66 per diluted share, compared to 2019 third quarter net income of $88.4 million, or $1.42 per diluted share.
Looking ahead, adverse impacts to the economy and certain of the Company’s business segments, certain suppliers, dealers or customers as a result of COVID-19 may affect the Company’s future valuation of certain assets and therefore may increase the likelihood of additional impairment charges, write-offs, or reserves associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.
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

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages or share data)	2020	2019	Change 2020 vs. 2019	2020	2019	Change 2020 vs. 2019
Sales	$1,954.6	$1,771.6	10%	$4,871.6	$5,046.6	(3)%
Cost of sales	$1,420.0	$1,335.1	6%	$3,711.4	$3,821.2	(3)%
Gross profit	$534.6	$436.5	22%	$1,160.2	$1,225.4	(5)%
Percentage of sales	27.3%	24.6%	+271 bps	23.8%	24.3%	-47 bps
Operating expenses:
Selling and marketing	$135.5	$149.8	(10)%	$405.3	$419.7	(3)%
Research and development	$77.2	$77.3	—%	$222.4	$220.8	1%
General and administrative	$100.6	$100.8	—%	$267.0	$297.8	(10)%
Goodwill and other intangible asset impairment	$—	$—	—%	$379.2	$—	NM
Total operating expenses	$313.3	$327.9	(4)%	$1,273.9	$938.3	36%
Percentage of sales	16.0%	18.5%	-247 bps	26.2%	18.6%	+756 bps
Income from financial services	$18.1	$21.7	(17)%	$63.2	$60.2	5%
Operating income (loss)	$239.4	$130.3	84%	$(50.5)	$347.3	NM

Non-operating expense:
Interest expense	$17.3	$19.8	(13)%	$51.4	$60.8	(15)%
Equity in loss of other affiliates	$—	$4.0	NM	$—	$5.1	NM
Other (income) expense, net	$3.2	$(1.7)	NM	$4.9	$(5.5)	NM
Income (loss) before income taxes	$218.9	$108.2	102%	$(106.8)	$286.9	NM
Provision for income taxes	$52.0	$19.8	163%	$(32.9)	$62.0	NM
Effective income tax rate	23.7%	18.3%	+543 bps	30.9%	21.6%	+927 bps

Net income (loss)	$166.9	$88.4	89%	$(73.9)	$224.9	NM
Net (income) loss attributable to noncontrolling interest	(0.1)	—	NM	(0.1)	0.1	NM
Net income (loss) attributable to Polaris Inc.	$166.8	$88.4	89%	$(74.0)	$225.0	NM

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$2.66	$1.42	87%	$(1.20)	$3.62	NM
Weighted average diluted shares outstanding	62.8	62.3	1%	61.8	62.2	(1)%
NM = not meaningful
Sales:
Sales for the quarter were $1,954.6 million, a 10 percent increase from $1,771.6 million of sales in the prior year. Year-to-date sales were $4,871.6 million, a three percent decrease from $5,046.6 million of sales in the prior year. The increase in the quarter was driven primarily by increased ORV and boat shipments, as well as higher ORV PG&A sales. The decrease in the year-to-date period was primarily driven by the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments, as well as a decline in economic activity related to certain of our end markets, such as those served by Global Adjacent Markets and Aftermarket. The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Volume	6%	(4)%
Product mix and price	4	1
Currency	—	—
	10%	(3)%
Volume contributed a six percent increase to sales for the quarter driven by increased ORV and boat shipments, as well as higher ORV PG&A sales. Volume contributed a four percent decrease to sales for the year-to-date period, driven by the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments, as well as a decline in economic activity related to certain of our end markets, such as those served by Global Adjacent Markets and Aftermarket. Product mix and price contributed a four percent increase for the quarter and a one percent increase for the year-to-date period.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2020	Percent of Total Sales	2019	Percent of Total Sales	Percent Change 2020 vs. 2019	2020	Percent of Total Sales	2019	Percent of Total Sales	Percent Change 2020 vs. 2019
United States	$1,641.4	84%	$1,471.8	83%	12%	$4,049.2	83%	$4,139.3	82%	(2)%
Canada	110.4	6%	113.4	6%	(3)%	248.0	5%	286.6	6%	(13)%
Other countries	202.8	10%	186.4	11%	9%	574.4	12%	620.7	12%	(7)%
Total sales	$1,954.6	100%	$1,771.6	100%	10%	$4,871.6	100%	$5,046.6	100%	(3)%

Sales in the United States increased 12 percent during the quarter compared to 2019, driven by increased ORV and boat shipments, as well as higher PG&A sales. Sales in the United States decreased two percent for the year-to-date period compared to 2019, primarily due to the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments. The United States represented 84 percent and 83 percent of total company sales during the quarter and year-to-date periods, respectively.
Sales in Canada decreased two percent during the quarter compared to 2019, primarily due to timing of shipments for the Company’s pre-season snowmobile orders. Sales in Canada decreased 13 percent for the year-to-date period compared to 2019, primarily due to the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments. Currency rate movements had an unfavorable impact of one percentage points on quarter and year-to-date sales for 2020 compared to 2019. Sales in Canada represented six and five percent of total Company sales during the quarter and year-to-date periods, respectively.
Sales in other countries, primarily in Europe, increased nine percent during the quarter compared to 2019, primarily driven by increased ORV shipments. Sales decreased seven percent for the year-to-date period compared to 2019, primarily driven by lower sales due to the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments. Currency rate movements had a favorable impact of two percentage points on quarter sales and had an unfavorable impact of two percentage points on year-to-date sales for 2020 compared to 2019. Sales in other countries represented 10 percent and 12 percent of total Company sales during the quarter and year-to-date periods, respectively.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2020	Percent of Total Cost of Sales	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019	2020	Percent of Total Cost of Sales	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019
Purchased materials and services	$1,207.5	85%	$1,145.0	86%	5%	$3,168.4	85%	$3,283.0	86%	(3)%
Labor and benefits	130.8	9%	114.4	9%	14%	321.1	9%	328.9	9%	(2)%
Depreciation and amortization	44.5	3%	44.4	3%	—%	130.7	4%	115.1	3%	14%
Warranty costs	37.2	3%	31.3	2%	19%	91.2	2%	94.2	2%	(3)%
Total cost of sales	$1,420.0	100%	$1,335.1	100%	6%	$3,711.4	100%	$3,821.2	100%	(3)%
Percentage of sales	72.7%		75.4%	-271 bps		76.2%		75.7%	+47 bps
Cost of sales increased during the quarter primarily due to increased ORV and boat shipments, higher PG&A sales, and higher warranty costs. Cost of sales decreased during the year-to-date period primarily due to decreased sales driven by the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments, as well as tariff refunds, partially offset by other costs associated with COVID-19, such as mitigation efforts related to health and safety, higher restructuring costs, and higher depreciation associated with recent capital expenditures.
 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, increased primarily due to lower promotional costs, lower dealer flooring costs, and favorable mix, partially offset by increased costs resulting from supply chain disruption. Consolidated gross profit for the year-to-date period, as a percentage of sales, decreased primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs, other costs associated with COVID-19, such as mitigation efforts related to health and safety, higher restructuring costs, and higher depreciation associated with recent capital expenditures, partially offset by lower tariffs and lower promotions.
Operating Expenses:
Operating expenses, in absolute dollars and as a percent of sales, decreased for the quarter primarily due to the Company’s ongoing cautionary approach to spending given the pandemic-generated economic uncertainty. Operating expenses, in absolute dollars and as a percent of sales, increased for the year-to-date period primarily due to the impairment of goodwill and other intangible assets associated with the Company’s Aftermarket segment, partially offset by reduced employee compensation, discretionary and non-essential spending due to cost actions we undertook in the 2020 second quarter.
Income from Financial Services:
Income from financial services decreased 17 percent for the quarter compared to 2019, primarily due to lower wholesale financing income from Polaris Acceptance, driven by lower dealer inventory levels. Income from financial services increased five percent for the year-to-date period compared to 2019, primarily due to higher retail credit income resulting from increased retail sales, partially offset by lower wholesale financing income from Polaris Acceptance.
Interest Expense:
Interest expense decreased primarily due to lower interest rates during the quarter and year-to-date periods compared to the prior year.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
Income tax expense was $52.0 million, or 23.7 percent of income before income taxes, and income tax benefit was $32.9 million, or 30.9 percent of the loss before income taxes, for the quarter and year-to-date periods ended September 30, 2020, respectively, compared with income tax expense of $19.8 million, or 18.3% of income before income taxes, and $62.0 million, or 21.6% of income before income taxes, for the same periods in 2019. The increase in the effective income tax rate for the third quarter of 2020 as compared to the same period in 2019 is primarily due to the manufacturing deduction benefits realized from the filing of amended returns in the third quarter of 2019. The tax provision benefit for the year-to-date period ended September 30, 2020 is primarily due to the deferred income tax benefit arising from the impairment of certain tax-deductible goodwill and intangible assets, in addition to the release of certain income tax reserves due to favorable federal tax examination developments.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly and year-to-date periods, weighted average diluted shares outstanding was up one percent and down one percent compared to the comparable prior year periods, respectively.
Cash Dividends:
We paid a regular cash dividend of $0.62 per share on September 15, 2020 to holders of record at the close of business on September 1, 2020.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019
ORV/Snowmobiles	$1,288.8	66%	$1,152.4	65%	12%	$3,065.4	63%	$3,069.2	61%	—%
Motorcycles	166.9	9%	149.9	9%	11%	434.8	9%	464.6	9%	(6)%
Global Adjacent Markets	106.6	5%	114.0	6%	(6)%	282.8	6%	340.9	7%	(17)%
Aftermarket	237.2	12%	236.2	13%	—%	646.8	13%	685.6	13%	(6)%
Boats	155.1	8%	119.1	7%	30%	441.8	9%	486.3	10%	(9)%
Total sales	$1,954.6	100%	$1,771.6	100%	10%	$4,871.6	100%	$5,046.6	100%	(3)%

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019
ORV/Snowmobiles	$377.8	29.3%	$308.3	26.8%	23%	$831.2	27.1%	$846.1	27.6%	(2)%
Motorcycles	15.5	9.3%	8.7	5.8%	78%	18.9	4.3%	35.3	7.6%	(46)%
Global Adjacent Markets	31.5	29.7%	30.8	27.0%	2%	75.2	26.6%	94.0	27.6%	(20)%
Aftermarket	63.7	26.9%	61.8	26.2%	3%	157.6	24.4%	173.5	25.3%	(9)%
Boats	33.3	21.5%	22.3	18.8%	49%	81.6	18.5%	99.0	20.4%	(18)%
Corporate	12.8		4.6			(4.3)		(22.5)
Total gross profit dollars	$534.6		$436.5		22%	$1,160.2		$1,225.4		(5)%
Percentage of sales	27.3%		24.6%	+271 bps		23.8%		24.3%	-47 bps
ORV/Snowmobiles:
ORV sales, inclusive of PG&A, were $1,196.2 million and $2,927.7 million for the quarter and year-to-date periods, respectively, compared to $1,026.0 million and $2,882.4 million in the comparable prior year periods. The increases of 17 percent and two percent were driven by increased shipments as a result of strong retail sales and higher PG&A sales. Polaris’ North American ORV unit retail sales to consumers increased low-double digits percent for the quarter, with both ATV unit retail sales and side-by-side unit retail sales increasing low-double digits percent. Polaris’ North American ORV unit retail sales to consumers increased mid-twenties percent for the year-to-date period, with ATV unit retail sales increasing over 30 percent and side-by-side unit retail sales increasing low-twenties percent. The Company estimates that North American industry ORV retail sales were up low-twenties percent for the quarter and up over 30 percent for the year-to-date period compared to 2019. Polaris North American dealer inventories of ORVs decreased over 60 percent from 2019 as a result of strong retail sales. ORV sales outside of North America increased approximately 12 percent for the quarter and one percent for the year-to-date period. The average ORV per unit sales price increased approximately five percent for the quarter compared to 2019, driven by lower promotional costs. For the year-to-date period ended September 30, 2020, the average ORV per unit sales prices was flat compared to 2019.
Snowmobiles sales, inclusive of PG&A sales, were $92.6 million and $137.7 million for the quarter and year-to-date periods, respectively, compared to $126.4 million and $186.8 million in the comparable prior year periods. The decreases were driven by the timing of shipments for the Company’s pre-season snowmobile orders.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, increased during the quarter primarily due to lower promotional costs and lower dealer flooring costs, partially offset by manufacturing costs incurred due to supply chain disruption. Gross profit, as a percentage of sales, decreased during the year-to-date period, primarily due to the reduction of sales volumes in the first and second quarters resulting in decreased leverage of manufacturing fixed costs, partially offset by lower promotional costs.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, increased 11 percent for the quarter, driven by higher Slingshot and PG&A sales. Motorcycle sales, inclusive of PG&A sales, decreased six percent year-to-date driven by the temporary suspension of production in the first and second quarters caused by COVID-19 which resulted in reduced product shipments. Polaris North American unit retail sales to consumers increased over 40 percent for the quarter and over 20 percent for the year-to-date period. The Company estimates North American industry retail sales, 900cc and above cruiser, touring, and standard market segments (including Slingshot), increased low-single digits percent for the quarter and decreased low-double digits for the year-to-date period. North American Polaris motorcycle dealer inventory decreased over 30 percent. Sales of motorcycles to customers outside of North America increased 11 percent for the quarter and decreased 10 percent for the year-to-date period. For the quarter and year-to-date periods ended September 30, 2020, the average per unit sales price for the Motorcycles segment was up five percent and three percent, respectively, compared to the comparable prior year periods due to favorable product mix.
Gross profit, as a percentage of sales, increased during the quarter primarily due to lower promotional costs and lower European Union retaliatory tariffs, partially offset by manufacturing costs incurred due to supply chain disruption. Gross profit, as a percentage of sales, decreased for the year-to-date period ended September 30, 2020 primarily due to decreased leverage of manufacturing fixed costs, partially offset by lower retaliatory tariff costs.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, decreased six percent and 17 percent for the quarter and year-to-date periods, respectively, driven by industrial, educational, government and rental organizations reducing or suspending purchases during the COVID-19 pandemic. The decreases in sales were primarily due to declines in the Commercial, Government and Defense businesses, partially offset by growth of Polaris Adventures year-to-date and strength in Aixam within the quarter. Sales to customers outside of North America increased approximately two percent for the quarter and decreased approximately 16 percent for the year-to-date period.
Gross profit, as a percentage of sales, increased during the quarter primarily due to favorable product mix. Gross profit, as a percentage of sales, decreased for the year-to-date period ended September 30, 2020 primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs, partially offset by lower warranty costs.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, was approximately flat for the quarter and decreased six percent for the year-to-date period. The decrease for the year-to-date period was primarily due to a seven percent decrease in TAP sales resulting from first half declines in wholesale revenue due to the COVID-19 related economic slowdown.
Gross profit, as a percentage of sales, increased slightly during the quarter primarily due to lower promotional costs and lower tariff costs. Gross profit, as a percentage of sales, decreased for the year-to-date period ended September 30, 2020 primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing and distribution fixed costs, higher tariff and freight costs, and lower vendor rebates.

Boats:
Boats revenue increased 30 percent for the quarter, primarily due to increased production levels driven by increased retail demand. Boats revenue decreased nine percent for the year-to-date period, primarily due to the temporary suspension of production in the first and second quarter caused by COVID-19. We estimate that U.S. pontoon industry retail unit sales were up low-fifty percent for the quarter and up low-double digits percent for the year-to-date period ended September 30, 2020.
Gross profit, as a percentage of sales, increased during the quarter primarily due to higher sales volumes, lower dealer flooring costs, and favorable product mix. Gross profit, as a percentage of sales, decreased for the year-to-date period ended September 30, 2020 primarily due to costs associated with restructuring activities, partially offset by favorable pricing and margin enhancement initiatives.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2020	2019	Change
Total cash provided by (used for):
Operating activities	$675.7	$436.1	$239.6
Investing activities	(53.7)	(179.4)	125.7
Financing activities	37.2	(288.0)	325.2
Impact of currency exchange rates on cash balances	1.4	(3.1)	4.5
Increase (decrease) in cash, cash equivalents and restricted cash	$660.6	$(34.4)	$695.0

Operating Activities:
Net cash provided by operating activities was $675.7 million for the nine months ended September 30, 2020, compared to $436.1 million for the same period in 2019. The $239.6 million increase in net cash provided by operating activities was primarily the result of improved working capital due to strong end-market demand. The impacts of demand on working capital have been a decrease in finished goods inventory and increases in raw materials and accounts payable. Further, excluding the impact of the non-cash impairment charge, net income was higher than the prior year comparable period which further added to the increase of net cash provided by operating activities.
Investing Activities:
Net cash used for investing activities was $53.7 million for the nine months ended September 30, 2020, compared to $179.4 million for the same period in 2019. The primary sources and uses of cash were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. As a result of the uncertainty associated with the COVID-19 related economic slowdown, the Company significantly reduced or postponed its planned capital expenditures for the year-to-date period. This decrease in expenditures combined with an increase in cash distributions from Polaris Acceptance resulted in less cash used for investing activities compared to the prior year.
Financing Activities:
Net cash provided by financing activities was $37.2 million for the nine months ended September 30, 2020, compared to net cash used for financing activities of $288.0 million for the same period in 2019. The change was primarily due to increased net borrowings under debt arrangements, driven by the new incremental term loan of $300 million drawn during the second quarter. We recorded $168.3 million of net borrowings for the nine months ended September 30, 2020, compared to $177.5 million of net repayments for the comparable period in 2019. The increase in net cash provided from borrowings under debt arrangements was partially offset by higher share repurchases. We paid cash dividends of $114.2 million and $111.7 million for the nine months ended September 30, 2020 and 2019, respectively. Total common stock repurchases were $49.5 million and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively, and proceeds from the issuance of stock under employee plans were $32.6 million and $8.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Financing Arrangements:
We are party to an unsecured credit agreement, which includes a $700.0 million variable interest rate revolving loan facility that expires in July 2023, under which we have unsecured borrowings. As of September 30, 2020 there were no borrowings outstanding under this arrangement. Our credit agreement also includes a term loan facility, of which $955.0 million is outstanding as of September 30, 2020 and a $300.0 million incremental term loan, all of which is outstanding as of September 30, 2020. Interest is charged at rates based on LIBOR or “prime” for these agreements. As of September 30, 2020, we had $697.1 million of availability on the revolving loan facility. The Company is also party to an unsecured Master Note Purchase Agreement, as amended and supplemented. At September 30, 2020, outstanding borrowings under the amended Master Note Purchase Agreement totaled $525.0 million.
The credit agreement and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. On May 26, 2020, the Company further amended the credit agreement and amended Master Note Purchase Agreement to temporarily decrease its minimum interest coverage ratio from not less than 3.00x to not less than 2.25x and temporarily increase its maximum leverage ratio from 3.50x to 4.75x on a rolling four quarter basis until March 31, 2021. Polaris was in compliance with all such covenants at September 30, 2020.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of September 30, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.

Debt, finance lease obligations, notes payable, and the average related interest rates at September 30, 2020 were as follows:

($ in millions)	Average interest rate at September 30, 2020	Maturity	September 30, 2020
Revolving loan facility	—%	July 2023	$—
Term loan facility	1.65%	July 2023	955.0
Incremental term loan	2.75%	April 2021	300.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	3.13%	December 2020	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.15%	Various through 2029	15.8
Notes payable and other	4.24%	Various through 2030	75.0
Debt issuance costs			(6.4)
Total debt, finance lease obligations, and notes payable			$1,864.4
Less: current maturities			542.1
Long-term debt, finance lease obligations, and notes payable			$1,322.3
As of September 30, 2020, we were in compliance with all debt covenants. Our debt to total capital ratio was 66 percent at September 30, 2020. Additionally, at September 30, 2020, we had letters of credit outstanding of $19.9 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 87.9 million shares have been repurchased cumulatively from 1996 through September 30, 2020. We repurchased approximately 0.6 million shares of our common stock for $49.5 million during the first nine months of 2020, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 2.6 million shares of our common stock as of September 30, 2020. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules. Further, the April 2020 amendment to our credit agreement prohibits most share repurchases until the $300 million incremental term loan drawn in the second quarter has been repaid.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. At September 30, 2020, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $733.0 million, a 47 percent decrease from $1,391.2 million at September 30, 2019, as a result of lower dealer inventory in the current year.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at September 30, 2020 was $44.9 million. Our exposure to losses of Polaris Acceptance is limited to our equity in

Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At September 30, 2020, the potential aggregate repurchase obligation was approximately $80.9 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
Retail Customer Financing Arrangements:
We have agreements with certain financial institutions, under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At September 30, 2020, the agreements in place were as follows:

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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of September 30, 2020:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$11.4	$0.70 to 1 AUD
Canadian Dollar	Long	138.7	$0.74 to 1 CAD
Mexican Peso	Short	24.8	20.98 Peso to $1
During the quarter and year-to-date periods ended September 30, 2020, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2019. We expect currencies to have a neutral impact on net income in 2020 compared to 2019.
The assets and liabilities in all our international entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of our international entities are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
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
We are a party to a credit agreement with various lenders consisting of a revolving loan facility, a term loan facility, and an incremental term loan. Interest accrues on the revolving loan facility and incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At September 30, 2020, we had no outstanding balance on the revolving loan facility, an outstanding balance of $955.0 million on the term loan facility, and an outstanding balance of $300.0 million on the incremental term loan.
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
In the second quarter, as a result of market and economic conditions resulting from the COVID-19 pandemic, as well as financial performance and restructuring actions, we determined that the conditions indicated that indefinite lived intangible assets within the Aftermarket and Boats reporting units are more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite lived intangible assets, consisting of certain brand/trade names, with their carrying value. The fair value of each brand/trade name was determined using the relief-from-royalty method.
As a result of this analysis, during the second quarter of 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit.

While management believes the projections, discount rate, royalty rate, and other assumptions are reasonable, the estimated fair value of the brand/trade names are particularly dependent on Aftermarket’s ability to execute the planned actions underlying the forecasted improvement in its performance and there is a high level of uncertainty regarding the ultimate financial impacts of COVID-19 and the economic recovery. As a result, there can be no assurance that the estimates and assumptions made in our analysis will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.
Goodwill. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completed its most recent annual goodwill impairment test as of the first day of the fourth quarter 2019.
In the second quarter, as a result of market and economic conditions resulting from the COVID-19 pandemic, as well as financial performance and restructuring actions, we identified indicators during the second quarter of 2020 that it was more-likely-than-not that the fair value of the Aftermarket and Boats reporting units would be less than their respective carrying values. Our evaluation included consideration of changes in business performance assumptions compared to those used in our 2019 annual impairment test. As a result, we performed quantitative goodwill impairment tests of the Aftermarket and Boats reporting units. Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach.
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
As a result of this analysis, during the second quarter of 2020 the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the quarter, there is no remaining goodwill for the Aftermarket reporting unit.
There were no impairment charges recorded related to the Boats reporting unit. The Boats reporting unit did not have a difference between its fair value and carrying value that was lower than 10%. While management believes the projections, discount rate, and other assumptions are reasonable, the estimated fair value of the reporting unit is particularly dependent on the strength of the pontoon industry and there is a high level of uncertainty regarding the ultimate financial impacts of COVID-19 and the economic recovery. As a result, there can be no assurance that the estimates and assumptions made in our analysis will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.

Note Regarding Forward Looking Statements
Certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements,” including but not limited to expectations regarding the impact of the COVID-19 pandemic on our financial results and the effectiveness of the Company’s responses to the pandemic; future cash flows and capital requirements, the impact of foreign exchange rate movements on sales and net income, the impact of commodity price changes on gross profit margins; deferred revenue recognition; the effect of legal proceedings on the Company’s financial results; and the Company’s anticipated effective tax rate. “Forward looking statements” can generally be identified as such because the context of the statement will include words such as the Company or management “believes,” “anticipates,” “expects,” “estimates,” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading titled “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. In addition to the factors referenced above, among the other factors that could cause actual results to differ materially, include but are not limited to: future conduct of litigation processes; product recalls and/or warranty expenses; the Company’s ability to successfully source necessary parts and materials and the ability of the Company to manufacture products to meet increasing demand; the continuation of the increasing consumer demand for the Company’s products; overall economic conditions, including inflation and consumer confidence and spending; interruptions in informal supply arrangements; raw material, commodity and transportation costs; tariffs and other changes to international trade policies; foreign currency exchange rate fluctuations; product offerings, promotional activities and pricing strategies by competitors; disruptions in manufacturing facilities; the ability to provide products that respond to consumer’s needs and preferences; strategic partners’ sensitivity to economic conditions; acquisition integration costs; environmental and product safety regulatory activity; appropriate levels of dealer and distributor relationships; uncertainty in the retail and wholesale credit markets and relationships with Wells Fargo, TCF Bank, Performance Finance, Sheffield Financial and Synchrony Bank; the ability to protect our intellectual property; the ability to manage our international operations; effects of weather; impairment of goodwill or trade names; the ability to comply with our outstanding debt agreements; changes in tax policy; attracting and retaining skilled employees; and disruptions or breaches of information technology systems. The Company does not undertake any duty to any person to provide updates to its forward-looking statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President — Finance and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
We are involved in a number of legal proceedings incidental to our business, none of which is presently expected to have a material effect on the financial results of our business.
Class action lawsuits. As of the date hereof, we are party to three putative class actions pending against Polaris in the U.S., all of which were previously reported in the Company’s 10-K annual report for the period ended December 31, 2019.
The first putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from purportedly unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions that were filed between April 5-10, 2018 and that we disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2018: In re Polaris Marketing, Sales Practices, and Product Liability Litigation (D. Minn.), June 15, 2018. On February 26, 2020, the district court dismissed the majority of plaintiffs and claims. Plaintiffs subsequently voluntarily dismissed the remaining plaintiffs and have appealed, as of right, to the Eight Circuit on behalf of the Court dismissed plaintiffs.
The second putative class action is also pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on Sportsman ATV, seeking damages for alleged economic loss: Riley Johannessohn, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. On March 31, 2020, the district court judge denied class certification. The Eighth Circuit agreed to hear plaintiffs’ appeal.
The third putative class action is pending in the United States District Court for the Central District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019. Depositions and document discovery are proceeding in this matter.
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
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in the United States and other countries where we operate or our dealers or suppliers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our dealers or suppliers. These impacts include, but are not limited to:
•Reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, dealer closures, or financial hardship, supply chain and shipping constraints, reduced options for marketing and promotion of products at in-person events or other impacts resulting from COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
•Inability to meet our dealers’ or consumers’ demands and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, and external business partners, to meet their obligations to the Company or to timely meet those obligations, which may be caused by their own financial or operational difficulties and may adversely impact our operations;

•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines, governmental or regulatory actions, including mandated closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, dealers, suppliers, or distributors from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results;
•Inability to maintain adequate liquidity or meet debt covenants given COVID-19 impacts. The Company may be required to pursue additional sources of financing to meet its financial obligations and obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve the Company's cash position, including but not limited to, monetizing Company assets, granting a lean on the company’s assets, implementing employee furloughs, and foregoing capital expenditures and other discretionary expenses; or
•Increased difficulty in determining the fair value of the Company’s goodwill and other assets for accounting purposes given the level of judgment and estimation that is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic, which could result in estimates and assumptions made in valuing goodwill and other Company assets proving to be inaccurate in the future.
These impacts may have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. Despite our efforts to manage and remedy COVID-19 related impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, third-party actions taken to contain its spread and mitigate its public health effects, and the related impact on consumer confidence and spending.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2020	1,000	$91.71	1,000	2,592,000
August 1 — 31, 2020	—	$—	—	2,592,000
September 1 — 30, 2020	2,000	$96.50	2,000	2,590,000
Total	3,000	$94.82	3,000	2,590,000
(1) The Board of Directors has authorized additional shares for repurchase in January of 2016, at which time it authorized the Company to repurchase 10.4 million shares of the Company’s common stock (the “Program”). Of that total, 2.6 million shares remain available for repurchase under the Program. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on October 27, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income (Loss) for the three and nine month periods ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Equity for the three and nine month periods ended September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2020 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 27, 2020	/s/ SCOTT W. WINE
Scott W. Wine Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2020	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)