Form 10-K
period 2020-12-31
Polaris Inc.
filed 2021-02-16
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-11411

POLARIS INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1790959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Highway 55,	Medina,	Minnesota	55340
(Address of Principal Executive Offices)			(Zip Code)
(763) 542-0500
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act

Title of Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	PII	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,675,268,000 as of June 30, 2020, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date. As of February 9, 2021, 61,970,286 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 29, 2021 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2021 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

  POLARIS INC.
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Polaris Inc., formerly known as Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include, Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles, Global Adjacent Markets vehicles, including Commercial, Government and Defense vehicles, and Boats. Polaris also designs and manufactures or sources parts, garments and accessories (PG&A) related to its vehicles and aftermarket products and services for off-road and on-road vehicles. Polaris products are sold online and through dealers, distributors, and retail stores principally located in the United States, Canada, Western Europe, Australia, and Mexico.
Business Segments
We operate in six business segments; ORV, Snowmobiles, Motorcycles, Global Adjacent Markets, Aftermarket, and Boats. Our products are sold through a network of approximately 2,300 independent dealers in North America, approximately 1,400 independent international dealers through over 30 subsidiaries, and approximately 90 independent distributors in over 120 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products, however few carry our full line of products and, while relatively consistent, the actual number of dealers can vary from time to time. We also sell through a network of brick-and-mortar retail centers.
Off-Road Vehicles:
ORVs are four-wheel vehicles designed for off-road use and traversing a wide variety of terrain, including dunes, trails, and mud. The vehicles can be multi-passenger or single passenger, are used for recreation in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The ORV industry is comprised of ATVs and side-by-side vehicles. Internationally, ATVs and side-by-sides are sold primarily in Western European countries by similar manufacturers as in North America.
Estimated North America and worldwide ORV industry retail sales are summarized as follows:

	Twelve months ended December 31,
Estimated* Approximate Industry Sales (in units)	2020	2019	2018
North America ATV retail sales	345,000	260,000	260,000
North America side-by-side retail sales	640,000	510,000	475,000
North America ORV retail sales	985,000	770,000	735,000

Worldwide ATV retail sales	465,000	380,000	370,000
Worldwide side-by-side retail sales	690,000	550,000	530,000
Worldwide ORV retail sales	1,155,000	930,000	900,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

The side-by-side market has increased consistently over the past several years primarily due to continued innovation by manufacturers. More recently, the COVID-19 pandemic has boosted both ATV and side-by-side sales as these products provide an attractive social-distancing solution for new and existing Powersports customers.
In 2020, we continued to be the North America market share leader in Off-Road Vehicles. Our ORV lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, and the Sportsman ATV. The full line (excluding military vehicles) spans 85 models, including two-, four- and six-wheel drive general purpose, recreational, and commercial vehicles. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2020 ORV product introductions included the fully redesigned SPORTSMAN 450 & SPORTSMAN 570, SPORTSMAN 570 ULTIMATE TRAIL LE, RANGER XP1000 NORTHSTAR ULTIMATE, RANGER XP1000 TRAIL BOSS, GENERAL XP1000 PURSUIT EDITION, GENERAL XP1000 FACTORY CUSTOM EDITION, GENERAL 1000 SPORT, RZR TURBO S LIFTED LIME LE, RZR PROXP ORANGE MADNESS LE & OUTLAW 70 EFI.

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
We sell our ORVs directly to a network of over 1,400 dealers in North America and over 1,000 international dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers. We produce and deliver our products throughout the year based on dealer, distributor, and customer orders. ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. We utilize our Retail Flow Management (RFM) ordering system for ORV dealers, which allows dealers to order daily and create a segment stocking order which reduces order fulfillment times.
The ORV industry in the United States, Canada and other global markets is highly competitive. As an ORV original equipment manufacturer (OEM), our competition primarily comes from North American and Asian manufacturers. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties.
Snowmobiles:
Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that worldwide industry sales of snowmobiles totaled approximately 125,000, 135,000, and 125,000 units for the seasons ended March 31, 2020, 2019, and 2018, respectively.
For the season ended March 31, 2020, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 80 models, ranging from youth models to utility and economy models to performance and competition models. Polaris snowmobiles are sold principally in the United States, Canada, Russia and Northern Europe. 2020 snowmobile product introductions included the all new Matryx Platform available with 7S display as well as the 650 Patriot Engine. Key models include the Polaris INDY VR1 129/137, Polaris INDY XC Launch Edition, Polaris SWITCHBACK ASSAULT 146, Polaris PRO RMK QD2, Polaris RMK KHAOS QD2.We also manufacture a snow bike conversion kit system under the Timbersled brand.
We design, engineer, produce or supply a variety of replacement parts and Polaris Engineered Accessories for our snowmobiles and snow bike conversion kits. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. We also market a full line of gear and apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Gear and apparel is purchased from independent vendors and sold by us through our dealers, distributors, and online.
We sell our snowmobiles directly to a network of approximately 600 dealers in North America, primarily located in the snowbelt regions of the United States and Canada, as well as and over 300 international dealers. We offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacturing of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season.
The global Snowmobile industry is primarily comprised of North American, Japanese, and Russian competitors. Competitive market share position is driven heavily by product news (styling, technology, performance) and attractiveness of promotional incentives.
Motorcycles:
Motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of several segments. We currently compete in three segments: cruisers, touring (including 3-wheel), and standard motorcycles. Competition in these segments of the motorcycle industry is based on a number of factors, including styling, price, quality, reliability and the dealer network supporting the brand.

Estimated combined 900cc and above cruiser, touring, and standard market segments (including the moto-roadster Slingshot®) motorcycle industry sales in North America and worldwide are summarized as follows:

	Twelve months ended December 31,
Estimated* Industry Sales (in units)	2020	2019	2018
North America 900cc cruiser, touring, and standard retail sales	190,000	210,000	210,000
Worldwide 900cc cruiser, touring, and standard retail sales	330,000	365,000	370,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

In 2020, we held the number two position in North America market share for the 900cc+ category. Our motorcycles lineup includes Indian Motorcycle and Slingshot, a 3-wheel open air roadster. Our 2021 model year line of motorcycles for Indian Motorcycle and Slingshot consists of 25 models. In 2020, Indian Motorcycle launched its all-new 2021 lineup delivering next-level technology and a robust suite of new accessories. Polaris Slingshot launched its much-anticipated AutoDrive transmission technology in the 2020 lineup, then expanded the 2021 lineup, which now includes a base model Slingshot S.
We design, engineer, produce or source a variety of replacement parts and accessories for our motorcycles. Motorcycle accessories include saddle bags, handlebars, backrests, exhausts, windshields, seats, oil and various chrome accessories. We also market a full line of gear and apparel for our motorcycles, including helmets, jackets, leathers and hats. Gear and apparel is purchased from independent vendors and sold by us through our dealers and distributors, and online under our brand names.
Indian Motorcycle and Slingshot are distributed directly through independently owned dealers and distributors. Indian motorcycles are sold through a network of over 200 North America and over 300 international dealers. Slingshot currently has over 350 dealers globally. We utilize our RFM ordering system for motorcycle dealers, which allows dealers to order daily and create a segment stocking order which reduces order fulfillment times.
Global Adjacent Markets:
Our Global Adjacent Markets business designs and manufacturers vehicles that support people mobility as well as various commercial work applications, and include products in the light-duty hauling, people mover, industrial and urban/suburban commuting sub-sectors, as well as tactical defense vehicles. As part of Global Adjacent Markets, our Polaris Adventures business partners with local outfitters to deliver unique ride experiences leveraging many of our global vehicle platforms. We estimate the worldwide target market for Polaris’ Global Adjacent Markets businesses was over $8.0 billion in 2020, which includes light duty hauling, people movers, industrial, rental, urban/suburban commuting and related quadricycles.
Our vehicle brands include GEM, Goupil, Aixam, ProXD, and Taylor-Dunn, offering low emission vehicles, light duty hauling, passenger vehicles and industrial vehicles. Across these brands we offer 85 models. Global Adjacent Markets also includes all government, defense, and business-to-business (B2B) applications of ORV, Snowmobiles, and Motorcycles outside of our traditional dealer channels. For defense customers, we offer ATVs and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. These vehicles provide versatile mobility for up to nine passengers, and include DAGOR, Sportsman MV and MRZR.
Within Global Adjacent Markets, our businesses each have their own distribution networks through which their respective vehicles are distributed. GEM has approximately 200 dealers. ProXD is sold through a growing network of over 100 dealers and also direct to customer where permitted. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries. Taylor-Dunn has approximately 200 United States dealers and approximately 50 international dealers. The Polaris Adventures network completed over 270,000 rides in over 150 locations in 2020.
Aftermarket:
Aftermarket parts, garments and accessories are sold through a highly fragmented industry, which includes dealers, aftermarket e-commerce, big box retailers, distributors and specialty 4x4 retailers. We estimate the market for Jeep and truck aftermarket accessories was approximately $9.0 billion in 2020, and the market for Powersports aftermarket parts, garments and accessories to be approximately $5.0 billion in 2020.

Our aftermarket portfolio of brands include Transamerican Auto Parts (“TAP”), which is a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. TAP owned brands include 4WP, 4 Wheel Parts, Pro Comp, Smittybilt, Rubicon Express, G2 Axle & Gear, Poison Spyder, Trail Master, 4WP Factory, and LRG. We compete primarily in North America and our competition is highly fragmented across the retail and online channels. TAP sells through its retail stores, call center, and e-commerce sites, while also supporting numerous independent accessory retailers/installers through their wholesale distribution network. TAP conducts business through a three-pronged sales, service, and manufacturing paradigm. TAP has 95 brick-and-mortar retail centers, staffed with experienced product and installation specialists. TAP’s omni-channel retail strategy includes a significant e-commerce business with 4WheelParts.com and 4WD.com. The TAP e-commerce network facilitates consumer sales, service and support, including “pick-up-in-store.”
Other brands within our aftermarket portfolio include Kolpin, Pro Armor, Klim, 509, and Trail Tech. Aftermarket brands in our off-road category include Kolpin, a lifestyle brand specializing in purpose-built and universal-fit accessories for a variety of off-road vehicles and off-road outdoor enthusiasts, and Pro Armor, a lineup that specializes in accessories for performance side-by-side vehicles and ATVs. Aftermarket brands in our Apparel category include Klim, which specializes in premium technical riding gear for snowmobile, motorcycle and off-road activities, and 509, which is an aftermarket leader in snowmobile and Offroad apparel, helmets and goggles. Kolpin Outdoors, Pro Armor and Trail Tech are marketed through Apex Product Group, a unified sales, customer service, distribution and vertically integrated manufacturing organization. Apex brands allow us to access customers through strategic retail and e-commerce marketplaces, as well as dealerships (Polaris and non-Polaris) to reach owners of Polaris and other OEM’s products. Klim and 509 each have their own dealer/distributor networks.
Boats:
On July 2, 2018, we completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats. As a result, we established the Boats operating segment.
Our boats are designed to compete in key segments of the recreational marine industry, primarily pontoon and deck boats. Inclusive of the segments in which we compete, we estimate total U.S. 2020 powerboats market sales were approximately $13.0 billion, with pontoon being one of the largest segments therein.
Our brands include Bennington, Godfrey, and Hurricane, with a full offering of pontoon and deck boats. These brands are strategically positioned with over 500 base models across a range of price points. We also offer custom layouts and features and work with numerous engine manufacturers enabling customers to build exactly what they want. In 2020, Polaris Boats, including the Bennington and Godfrey brands, is projected to be the market share leader in pontoon boats and our Hurricane brand the market share leader in deck boats.
In a highly fragmented industry, our extensive, experienced and loyal network of over 600 active dealers is a competitive advantage, helping to generate steady demand. Concentrated primarily in North America, this dealer network is organized into distinct sales territories supported by experienced sales representatives and leadership. Through the use of offseason incentive programs, we adhere to level production throughout the year, minimizing disruption to the workforce and vendor network.
Financial Services Arrangements
Floor plan financing. We have arrangements with Polaris Acceptance (United States), a joint venture between Polaris and a subsidiary of Wells Fargo Bank, N.A., Wells Fargo affiliates (Australia, Canada, France, Germany, the United Kingdom, China and New Zealand), and TCF Financial Corporation (“TCF”) to provide floor plan financing for many of our dealers. A majority of our North America sales of snowmobiles, ORVs, motorcycles, boats, and related PG&A are financed under these arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units. See Note 10 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
Customer financing. We do not offer consumer financing directly to the end users of our products. Instead, we have agreements in place with third party financing companies to provide financing services to those end consumers.

We have a multi-year agreement with Sheffield Financial (“Sheffield”) pursuant to which Sheffield agreed to make available closed-end installment consumer and commercial credit to customers of our dealers for Polaris products. The current installment credit agreement under which Sheffield provides installment credit lending for ORVs, snowmobiles, and certain other Polaris products expires in December 2024.
We have a multi-year agreement with Evergreen Bank Group, under which Performance Finance, as a division of Evergreen Bank Group, makes available closed-end installment credit to customers of our dealers for both Polaris and non-Polaris products. The current installment credit agreement under which Performance Finance provides installment credit lending for Polaris and non-Polaris products expires in December 2021.
We have a multi-year contract with Synchrony Bank, under which Synchrony Bank makes available closed-end installment consumer and commercial credit to customers of our dealers for both Polaris and non-Polaris products. The current installment credit agreement under which Synchrony Bank provides installment credit lending for Polaris products expires in December 2025.
Manufacturing and Distribution Operations
Our products are primarily assembled at our 20 global manufacturing facilities, many of which are shared across business segments. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, precision machining, welding, clutch assembly and painting. Certain other component parts are purchased from third-party vendors. Raw materials or standard parts are available from multiple sources for the components manufactured by us. Polaris Boats has a long-term supply contract with an engine manufacturer, which requires a certain volume of total engine purchases, and includes favorable pricing, as well as various growth and volume incentives.
Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final set-up and up-fitting is completed for certain models before shipment to dealers, distributors, and customers.
Our products are distributed to our dealers, distributors, and customers through a network of over 30 distribution centers, including third-party providers.
Sales and Marketing
Our marketing activities are designed primarily to promote and communicate with consumers to enable the marketing and selling efforts of our dealers and distributors globally. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our brands directly to consumers via digital, television, print, out of home, radio, events and sponsorships. We utilize public relations and partnerships to drive earned media. We provide advertising assets and content and partially underwrite dealer and distributor advertising to a degree and on terms which vary by brand and from year to year. We also provide print materials, signage and other promotional items for use by dealers. We spent $544.3 million, $559.2 million and $491.8 million for sales and marketing activities in 2020, 2019 and 2018, respectively. Our corporate headquarters facility is in Medina, Minnesota, and we maintain over 30 other sales and administrative facilities across the world.
Engineering, Research and Development, and New Product Introduction
We have approximately 1,300 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in Roseau, Minnesota, Wyoming, Minnesota, Chula Vista, California, Elkhart, Indiana, and Burgdorf, Switzerland.
We utilize internal combustion engine testing facilities to design engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Further, we are currently executing an electrification initiative to position the Company as a leader in powersports electrification. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, motorcycles, and certain Global Adjacent Market vehicles, and our Roseau, Minnesota facility for our snowmobile, ATV and powertrain research and development. We utilize our Elkhart, Indiana facility for engineering, design and development for our boats research and development. We also own Swissauto

Powersports Ltd., an engineering company that develops high performance and high efficiency engines and innovative vehicles.
Intellectual Property
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations include POLARIS, RANGER, RZR, GENERAL, SPORTSMAN, INDIAN MOTORCYCLE, SLINGSHOT, BENNINGTON, KLIM, and 4 WHEEL PARTS. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.
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
In October 2009, the CPSC published an advance notice of proposed rulemaking regarding side-by-side vehicle, also known as Recreational Off-Highway Vehicle (ROV), safety under the Consumer Product Safety Act. In December 2014, the CPSC published a Notice of Proposed Rulemaking that includes proposed mandatory safety standards for ROVs in the areas of lateral stability, steering and handling, and occupant retention. Polaris and powersports industry associations have expressed concerns about the proposed mandatory standards, whether they would actually reduce ROV incident rates, whether the proposed tests are repeatable and appropriate for ROVs, and the unintended safety consequences that could result from them. As a result of those concerns, revisions to voluntary industry standards were proposed. In 2015, CPSC staff expressed support for the proposed 2016 revisions to the ANSI standard, and subsequently recommended that the CPSC terminate its rule-making process. We are unable to predict the outcome of the CPSC rule-making process or the ultimate impact of any resulting rules on our business and operating results.
We are a member of the Recreational Off-Highway Vehicle Association (ROHVA), which was established to promote the safe and responsible use of ROVs, a category that includes our RANGER, Polaris GENERAL, and RZR vehicles. ROHVA develops, through ANSI, voluntary standards for equipment, configuration and performance requirements of ROVs. Comments on the draft standards have been actively solicited from the CPSC and other stakeholders as part of the ANSI process. The standard, which addresses stability, occupant retention and other safety performance criteria, was approved and published by ANSI.  We believe that our products comply with all applicable ROHVA/ANSI safety standards, as well as all other applicable safety standards in the U.S. or internationally.
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
Human Capital Management
Best People, Best Team is a Polaris guiding principle. Our employees are also among our largest shareholder groups, driven by our Employee Stock Ownership Plan and our equity compensation program. Our greatest asset is our employees and we are committed to providing a diverse and engaging work environment. With almost 15,000 employees globally at the end of 2020, we aim to leverage our Polaris values to drive a positive culture.
Employee Well Being. We believe the physical health, safety, and financial security of our employees is critical to our success and it is a key focus of our guiding principles. Over the last year, the strength of our team was displayed through the agile response to the COVID-19 pandemic, which also offered an opportunity to reinforce our commitment to employee well-being. Polaris’ culture of safety first prepared us to identify and adopt safety controls to protect employees working onsite. We developed a broad set of resources and communications to educate our employees on safety both within and outside of the work environment. Our COVID-19 Pay Policy for US employees provided additional financial security for those impacted by illness or quarantine. With employee well-being as a key focus, we shared resources for employees to manage remote work, support mental health, and balance parental and other family responsibilities.

Leadership Development. As a part of our growth strategy, we are committed to strategically and intentionally developing our current employees to become the next generation of leaders through external partnerships and employee development programs such as Succeeding as a Polaris Leader and Polaris Leadership Development 1 and 2. These programs provide high potential employees opportunities to grow and prepare for next-level roles. In 2020, our investment in leadership development continued. We scaled virtual leadership training to a larger number of leaders than prior years and disseminated tools for managing remote teams.
We also remained committed to focused development for early career talent. We revamped our 2020 intern programs to support both onsite and remote interns, launching development programs across the hybrid workforce. We believe our intern programs provide a strong talent pipeline to our early career functional development programs across engineering, operations, sales, marketing, finance, human resources, and information services. Each development program consists of structured rotations and additional formal development, accelerating our talent pipeline.
Commitment to Diversity and Inclusion. Our commitment to diversity and inclusion is another focus of our guiding principle of Best People, Best Team. Fostering an environment that ensures equal opportunity and truly values individual differences is critical to the success of our business. Polaris thrives when it empowers and values the unique skills, perspectives and contributions of each employee. In 2020, we made a corporate commitment to the CEO Action Pledge for Diversity & Inclusion, which outlines specific sets of actions designed to advance diversity and inclusion in the workplace. To further this work, we created a Diversity and Inclusion Steering Team to accelerate our progress. We partnered with external training organizations to drive a culture of inclusion, including a partnership with Franklin Covey for interactive training for all employees at the Director+ level in the company. In addition to other actions, we joined the Corporate Partnership Council of the Society of Women Engineers to promote opportunities for development for our team, as well as to build a pipeline for future talent.
Headcount. Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been materially disruptive to operations. As of December 31, 2020, on a worldwide basis, we employed almost 15,000 full-time persons. Approximately 5,000 of our full-time employees are salaried.
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
Available Information
Our Internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors, our Code of Business Conduct and Ethics, and our Corporate Responsibility Report. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations. Information contained on our website is not part of this report. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that side (http://www.sec.gov).
Forward-Looking Statements
This 2020 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, shipments, net income, net income per share, future cash flows and capital requirements, operational initiatives, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
Potential risks and uncertainties include such factors as severity and duration of the COVID-19 pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations expansion and supply chain initiatives, product offerings, promotional activities and pricing strategies by competitors; the Company’s ability to successfully source necessary parts and materials and the ability of the Company to manufacture and deliver products to dealers to meet increasing demand and to bring dealer inventory levels back to optimal levels; the continuation of the increasing consumer demand for the Company’s products; economic conditions that impact consumer spending; disruptions in manufacturing facilities; acquisition integration costs; product recalls, warranty expenses; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability claims; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall economic, social, and political environment.
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

Information about our Executive Officers
Set forth below are the names of our executive officers as of February 16, 2021, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Michael T. Speetzen Interim Chief Executive Officer	51	Mr. Speetzen was appointed Interim Chief Executive Officer in December 2020. Prior to this, Mr. Speetzen was Executive Vice President—Chief Financial Officer since August 2015.
Robert P. Mack Interim Chief Financial Officer, Senior Vice President—Corporate Development and Strategy, and President—Global Adjacent Markets and Boats	51
Mr. Mack was appointed Interim Chief Financial Officer in December 2020. Mr. Mack also serves as Senior Vice President—Corporate Development and Strategy, and President—Global Adjacent Markets and Boats. Prior to joining Polaris in April 2016, Mr. Mack was Vice President, Corporate Development for Ingersoll Rand plc.

Kenneth J. Pucel Executive Vice President—Global Operations, Engineering and Lean	54	Mr. Pucel joined Polaris in December 2014 as Executive Vice President—Global Operations, Engineering and Lean.
Lucy Clark Dougherty Senior Vice President—General Counsel, Chief Compliance Officer and Secretary	51	Ms. Clark Dougherty joined Polaris in January 2018 as Senior Vice President—General Counsel, Chief Compliance Officer and Secretary. Prior to joining Polaris, Ms. Clark Dougherty was deputy general counsel at General Motors for Global Markets, Autonomous Vehicles and Transportation as a Service since June 2017. Prior to that role, Ms. Clark Dougherty held several positions at General Motors.

James P. Williams Senior Vice President—Chief Human Resources Officer	58	Mr. Williams was appointed Senior Vice President—Chief Human Resources Officer in September 2015. Prior to this, Mr. Williams was Vice President—Human Resources since April 2011.
Michael D. Dougherty President—Motorcycles and International	53
Mr. Dougherty was appointed President—Motorcycles and International in December 2019. Prior to this, Mr. Dougherty was President—International since September 2015 and Vice President—Asia Pacific and Latin America since August 2011.

Stephen L. Eastman President—Parts, Garments and Accessories	56	Mr. Eastman was appointed President—Parts, Garments and Accessories in September 2015. Prior to this, Mr. Eastman was Vice President—Parts, Garments and Accessories since February 2012.
Steven D. Menneto President—Off-Road Vehicles	55
Mr. Menneto was appointed President—Off-Road Vehicles in December 2019. Prior to this, Mr. Menneto was President—Motorcycles since September 2015 and previously held several leadership positions since joining the Company in 1997.

 Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Item 1A. Risk Factors
The following are factors known to us that could materially adversely affect our business, financial condition, cash flows, or operating results, as well as adversely affect the value of an investment in our common stock.
Macroeconomic Risks
Our business may be sensitive to economic conditions, including those that impact our customers’ spending.
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact spending on our products, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income or our customers’ budgets, such as employment levels, business conditions, the level of governmental financial assistance, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the economic impacts of natural disasters or other severe weather conditions and acts of terrorism, the availability of consumer credit could reduce overall spending or reduce spending on our products. A general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products could adversely affect our sales growth and profitability. Overall demand for products sold in the Jeep and truck aftermarket is dependent upon many factors including the total number of vehicle miles driven in North America, the total number of registered vehicles in North America, the age and quality of these registered vehicles and the level of unemployment in North America. A general reduction in spending by our customers for commercial equipment or a reduction in government budgets could adversely affect our Global Adjacent Markets business.
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
Increases in the cost of raw material, commodity, component parts, and transportation costs and shortages of certain raw materials could negatively impact our business.
The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities we use in our products and in the cost of freight and shipping to source materials, commodities, and other component parts necessary to assemble our products. Additionally, there continues to be uncertainty with respect to the implementation of current trade regulations (including the USMCA), future trade regulations and existing international trade agreements which could further disrupt our supply chain or increase the cost of raw materials and commodities necessary to manufacture our products. The impact from tariffs or other trade regulations could require us to shift our manufacturing footprint or result in decreased demand for our products or restructuring actions that could impact our work force and/or our investments in research and development or other growth initiatives. All of these could materially and adversely affect our results of operations and financial condition.
Market and Competitive Risks
We face intense competition in all product lines. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets we operate in are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors, including product availability, sales and marketing support programs (such as financing and cooperative advertising), and dealer and customer perception. Certain of our competitors are more diversified and have advantaged manufacturing footprints, and may invest more heavily in intellectual property, product development, promotions and advertising. If we are not able to compete with new or enhanced products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational products for the discretionary spending of consumers and, to a lesser extent, with other vehicles designed for utility applications. A failure to effectively compete with these other competitors could materially and adversely affect our financial results and have a material adverse effect on our performance.
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
One of our growth strategies is to develop safe, quality, innovative, customer-valued products to generate revenue growth, including from an increasing portfolio of electric vehicles. Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively in the market, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing product, execute on our electrification strategy, and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological and other resources. There can be no assurance that our past level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant engineering, planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may be of a better quality, beat our products to market, and be more attractive with more features and/or less expensive than our products.
Our continued success is dependent on positive perceptions of our Polaris brands which, if impaired, could adversely affect our sales.
We believe that our Polaris brands are one of the reasons our customers choose our products. To be successful, we must preserve our reputation. Reputational value is based in large part on perceptions and opinions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in negative mainstream and social media publicity, governmental investigations, or litigation. Negative incidents, such as quality and safety concerns or incidents related to our products or actions or statements of our employees or dealers, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. In addition, vendors and others with whom we choose to do business may affect our reputation.
Increased negative public perception of our products or any increased restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.
Demand for the Company’s products depends in part on their social acceptability. Public concerns about the environmental impact of the Company’s products or their perceived safety could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of the Company’s products. Any decline in the social acceptability of the Company’s products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent their access to certain locations or restrict their use or manner of use in certain areas or during certain times, which could negatively impact sales. Any material decline in the social acceptability of the Company’s products could impact the Company’s ability to retain existing customers or attract new ones which, in turn, could have a material adverse effect on its business, results of operations or financial condition.
From time to time, we grow our business through acquisitions, non-consolidating investments, alliances and new joint ventures and partnerships, which could be risky and could harm our business.
From time to time, we drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, non-consolidating investments, alliances, and new joint ventures and partnerships (each a “Strategic Transaction”) that we believe add value while considering our existing brands and product portfolio. The benefits of a Strategic Transaction may take more time than expected to develop or integrate into our operations, and we cannot guarantee that any Strategic Transaction will ultimately produce any benefits.
There can be no assurance that Strategic Transactions will be completed or that, if completed, they will be successful. Strategic Transaction pose risks with respect to our ability to project and evaluate market demand, potential synergies and cost savings, make correct accounting estimates and achieve anticipated business goals and objectives. As we continue to grow, in part, through Strategic Transaction, our success depends on our ability to anticipate and effectively manage these risks. If acquired businesses do not achieve forecasted results or otherwise fail to meet projections, it could affect our results of operations.
In many cases, Strategic Transactions present a number of integration risks. For example, the acquisition may: disrupt operations in core, adjacent or acquired businesses; require more time or resources than anticipated to be fully integrated into our operations and systems; create more costs than projected; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully integrate new businesses may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.
Potential divestiture activity poses similar risks, including the potential to: disrupt operations in core, adjacent or acquired businesses; require more time or resources than anticipated to be fully completed; deleverage manufacturing operations or reduce sourcing efficiencies; reduce gross profit if the Company is not able to reduce fixed cost (including corporate overhead); not deliver the value anticipated for shareholders; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully manage the risks associated with the Company’s divestiture activity may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.
Operational Risks
Any disruption in our suppliers’ operations could disrupt our production schedule.
Our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and part to manufacture our products and on time to meet our production schedules. In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. If we experience material supply disruptions—like those that we experienced in 2020 related to COVID-19 delays—we may not be able to develop alternate sourcing quickly or at all. Any material disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts could cause us not to be able to meet customer demand, to alter production schedules or suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations.
We manufacture our products at, and distribute our products from, several locations in North America and internationally. An unforeseen increase in demand for our products or any disruption at any of these facilities or manufacturing delays could adversely affect our business and operating results.
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, the occurrence of a contagious disease or illness or catastrophic weather events, the inability to manufacture at the affected facility may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. In addition, in 2020 our ability to meet customer demand was constrained by our manufacturing capacity. There can be no assurance that our current or future manufacturing footprint will be sufficient to meet customer demand or that we will be able to successfully expand our manufacturing capacity to meet demand, which could result in loss of revenue and market share.
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
We distribute our products through numerous dealers and distributors and rely on them to retail our products to the end customers. Our sales growth and profitability could be adversely affected if deterioration of business conditions or reputational harm results in a weakening of the financial condition of a material number of our dealers and distributors. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.
Our operations require significant management attention and financial resources, expose us to difficulties presented by global economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.
Investments to increase our global presence, including adding employees and continuing to invest in business infrastructure and operations, might not produce the returns we expect, which could adversely affect our profitability. Our operations and sales are also subject to risks related to political and economic instability, increased costs of customizing products for foreign countries, labor market conditions, the imposition of tariffs and other trade barriers or costs, the impact of government laws and regulations, the effects of income and withholding taxes, governmental expropriation and differences in business practices in different markets, and multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters. The realization of any of these risks or unfavorable changes in the political, regulatory and business climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows.
Weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Unfavorable weather conditions may reduce demand and negatively impact sales of certain of the Company’s products. Unfavorable weather in any particular geographic region may have an adverse effect on sales of the Company’s products in that region. In particular, lack of snowfall during winter may materially adversely affect snowmobile sales, while excessive rain before and during spring and summer may materially adversely affect sales of off-road vehicles, ATVs, and boats. There is no assurance that weather conditions or natural disasters could not have a material effect on our sales, production capability or component supply continuity for any of our products.
Our operations are dependent upon attracting and retaining senior executives and skilled employees. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of our organization and to retain or provide for adequate succession planning for our senior executives.
Our success depends on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Many members of the Company’s management team have extensive experience in the Company’s industry and with its business, products and customers. The unplanned loss of members of Company’s management team, particularly if combined with difficulties in finding qualified substitutes, could negatively affect the Company’s ability to develop and pursue its business strategy, which could materially adversely affect the Company’s business, results of operations or financial condition. In addition, the Company’s success depends to a large extent upon its ability to retain skilled employees. There is intense competition for qualified and skilled employees, and a failure to recruit, train and retain such employees could have a material adverse effect on its business, results of operations or financial condition.
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in the United States and other countries where we operate or our dealers or suppliers are located. Impacts on our operations include, but are not limited to:
•Reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, dealer closures, or financial hardship, supply chain and shipping constraints, reduced options for marketing and promotion of products at in-person events or other impacts resulting from COVID-19. If prolonged, such impacts could increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
•Inability to meet our dealers’ or consumers’ demands due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, and contractors to meet their obligations to the Company or to timely meet those obligations, which may be caused by their own financial or operational difficulties and may adversely impact our operations;
These impacts may have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. And while in 2020 the Company saw increased demand for its products resulting in part from effects of the COVID-19 pandemic, there can be no assurance that we can maintain or continue to expand demand for products in a post-pandemic era. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. Despite our efforts to manage and remedy COVID-19 related impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, third-party actions taken to contain its spread and mitigate its public health effects, including efficacy and distribution of available vaccines to our employees and the general population, and the related impact on consumer confidence and spending.
Product-Specific Risks
A significant adverse determination in any material litigation claim against us could adversely affect our operating results or financial condition.
The manufacture, sale and usage of products expose us to significant risks associated with product liability, economic loss, and other claims. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any such claims, and the effect that any such liability may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results.
The Company purchases excess insurance coverage for product liability claims for incidents occurring subsequent to the policy date that exceed our self-insured retention levels. However, certain claims, such as economic loss claims and false marketing claims, are uninsured.
No assurance can be given that our historical claims record, which has not resulted in any material adverse effects on our financial statements, will not change or that material product liability or other claims against us will not be made in the future. An unanticipated adverse determination of a material product liability claim or other material claim (particularly an uninsured matter) made against us could materially and adversely affect our financial condition.
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
Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could materially and adversely affect our business. Past product recalls have harmed our reputation and caused us to lose customers. Future product recalls could increasingly cause consumers to question the safety or reliability of our products.

Regulatory, Intellectual Property, Privacy and Cybersecurity Risks
Our business, properties and products are subject to extensive United States federal and state and international safety, environmental and other government regulation and any failure to comply with these regulations could harm our reputation, expose us to damages and otherwise adversely affect our business.
Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things: climate change; emissions to air; discharges to water; restrictions placed on water and land usage and water availability; product and associated packaging; use of certain chemicals; import and export compliance, including country of origin certification requirements; worker and product user health and safety; consumer privacy; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. We are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products.
Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, or modify our approach to our workforce, adversely affecting the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, changes to regulations may require us to incur expenses or modify product offerings in order to maintain compliance with the actions of regulators and could decrease the demand for our products.
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
We use many information technology systems, some of which are managed by third parties, and manufacture connected products (including connected vehicles), some of which are managed by third parties, in operating our business. Those systems and products process potentially sensitive information, including intellectual property; proprietary business information of Polaris and our dealers, suppliers, and other business partners; and personal information of consumers and employees. Our systems and products have been, and could be in the future vulnerable to breach, damage, disruption, or breakdown from various sources, power loss, viruses, malware, ransomware, phishing, denial of service, and other cyber-attacks that may be random, targeted, or the result of misconduct of error by individuals with access to our systems. While we invest in layers of data and information technology protection, and monitor continually evolving cybersecurity threats, there can be no assurance that our efforts will prevent disruptions or breaches of our systems and connected products.

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
Finance and Capital Structure Risks
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
We have arrangements with each of Performance Finance, Sheffield Financial and Synchrony Bank to make retail financing available to consumers who purchase our products in the United States. During 2020, consumers financed approximately 30 percent of the vehicles we sold in the United States through these installment retail credit programs. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, it is possible that our sales and profitability could be adversely affected.
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
General Risks
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
Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, negative perception of the Company’s brands and tradenames, unanticipated competition, and/or changes in technology or markets, could require a provision for impairment in a future period that could negatively impact our reported earnings and reduce our consolidated net worth and shareholders’ equity.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material properties as of December 31, 2020:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	C	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	O/S, G	Owned	733,000
Huntsville, Alabama	Wholegoods manufacturing	O/S, M, G	Owned	725,000
Monterrey, Mexico	Wholegoods manufacturing	O/S	Owned	440,000
Elkhart, Indiana	Wholegoods manufacturing	B	Owned	822,000
Opole, Poland	Wholegoods manufacturing	O/S, M	Leased	300,000
Osceola, Wisconsin	Component parts & engine manufacturing	O/S, M, G	Owned	286,000
Spirit Lake, Iowa	Wholegoods manufacturing	M	Owned	273,000
Chanas, France	Wholegoods manufacturing	G	Owned	196,000
Shanghai, China	Wholegoods manufacturing	O/S	Leased	158,000
Anaheim, California	Wholegoods manufacturing	G	Leased	151,000
Bourran, France	Wholegoods manufacturing and R&D	G	Leased	120,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	G	Owned	98,000
Monticello, Minnesota	Component parts manufacturing	O/S, M, G	Owned	109,000
Wyoming, Minnesota	Research and development facility	O/S, M, G	Owned	272,000
Burgdorf, Switzerland	Research and development facility	O/S, M, G	Leased	17,000
Fernley, Nevada	Distribution center	O/S, M, G	Owned	475,000
Wilmington, Ohio	Distribution center	O/S, M, G	Owned	429,000
Vermillion, South Dakota	Distribution center	O/S, M, G	Owned	610,000
Carlisle, Pennslyvania	Distribution center	A	Leased	205,000
Coppell, Texas	Distribution center	A	Leased	165,000
Jacksonville, Florida	Distribution center	A	Leased	144,000
Denver, Colorado	Distribution center	A	Leased	48,000
Compton, California	Distribution center and office facility	A	Leased	254,000
Rigby, Idaho	Distribution center and office facility	A	Owned	84,000
Shakopee, Minnesota	Wholegoods distribution	O/S, G	Leased	870,000
Plymouth, Minnesota	Office facility	C	Primarily owned	175,000
Winnipeg, Canada	Office facility	C	Leased	15,000
Rolle, Switzerland	Office facility	C	Leased	8,000
*Legend: C - Corporate (all segments), O/S - ORV/Snow, M - Motorcycles, G - Global Adjacent Markets, A - Aftermarket, B - Boats
Including the material properties listed above and those properties not listed, we have over five million square feet of global manufacturing and research and development space. Additionally, we have over six million square feet of global warehouse and distribution center space. In the United States and Canada, we lease 95 retail stores with approximately two million square feet of space. We also have international office facilities in Western Europe, Australia, Brazil, India, China, Japan, and Mexico.
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
As of the date hereof, we are party to three putative class actions pending against Polaris in the U.S., all of which were previously reported in the Company’s 10-Q quarterly report for the period ended September 30, 2020.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 9, 2021, shareholders of record of the Company’s common stock were 1,809 and the last reported sale price for shares of our common stock on the New York Stock Exchange was $121.70 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future.
STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Industry Group Index. The graph assumes the investment of $100 at the close on December 31, 2015 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2020. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2015
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2020

	2015	2016	2017	2018	2019	2020
Polaris Inc.	$100.00	$98.27	$151.52	$95.82	$130.74	$125.78
S&P Midcap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
Recreational Vehicles Industry Group Index—Morningstar Group	100.00	140.02	182.47	108.49	148.59	184.69

Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index and Morningstar’s Recreational Vehicles Group Index

200
180
160
140
120
100
80
2015
2016
2017
2018
2019
2020
Polaris Inc.
S&P Midcap 400 Index
Morningstar Recreational Vehicles Industry Group Index

The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1–31, 2020	1,000	$96.72	1,000	2,589,000
November 1–30, 2020	6,000	$95.49	6,000	2,583,000
December 1–31, 2020	1,000	$99.11	1,000	2,582,000
Total	8,000	$95.94	8,000	2,582,000

(1)    The Board of Directors has authorized additional shares for repurchase in January of 2016, at which time it authorized the Company to repurchase 10.4 million shares of the Company’s common stock (the “Program”). Of that total, 2.6 million remain available for repurchase under the Program. The Program does not have an expiration date.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Polaris’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
 Overview
2020 was a record year for sales which totaled approximately $7.0 billion, a four percent increase from 2019, primarily due to strong ORV sales. Our annual sales to North American customers increased approximately four percent and our annual sales to customers outside of North America increased approximately one percent in 2020.
Full year net income attributable to Polaris Inc. of $124.8 million was a 61 percent decrease from 2019, with diluted earnings per share decreasing 62 percent to $1.99 per share. The decrease was primarily due to the $379.2 million (pre-tax) impairment of goodwill and other intangible assets in the second quarter associated with the Company’s Aftermarket segment as a result of market and economic conditions resulting from the novel coronavirus (COVID-19) pandemic and financial performance and restructuring actions.
On January 28, 2021, we announced that our Board of Directors approved a two percent increase in the regular quarterly cash dividend to $0.63 per share for the first quarter of 2021, representing the 26th consecutive year of increased dividends to shareholders effective with the 2021 first quarter dividend.
The global spread of COVID-19 has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
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
Beginning in the second quarter we began to see stronger than anticipated retail demand for our Powersports products as they provided an attractive social-distancing solution for new and existing Powersports customers. Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America increased 25 percent in 2020. Further, unit retail sales of our boats also increased significantly during the year. Polaris North American dealer inventory as of December 31, 2020 was down 58 percent as retail sales significantly outpaced shipments. At this time, we expect retail demand to be down in 2021 compared to the strong retail of 2020.
During the second half of the year we made significant progress managing operations as we seek to satisfy retail demand. However, due to the dynamics of the COVID-19 pandemic and other natural disasters, our supply chain and manufacturing operations experienced constraints caused by logistics and production-limiting disruptions. Because of the significant economic uncertainty, we are continuing to execute a cautionary approach to spending given the pandemic-generated economic uncertainty. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.
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
We believe we are well positioned to mitigate the impacts of COVID-19. We will continue to adjust mitigation measures as needed related to employee health and safety. Those measures might include further suspensions of select plant operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the pandemic. In addition, while we have and will continue to enhance functionality and security of technology for off-site functions, we are also planning for the eventual reintroduction of our currently remote workforce to our facilities.
The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Annual Report.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$7,027.9	$6,782.5	4%	$6,078.5	12%
Cost of sales	$5,317.7	$5,133.7	4%	$4,577.3	12%
Gross profit	$1,710.2	$1,648.8	4%	$1,501.2	10%
Percentage of sales	24.3%	24.3%	+2 basis points	24.7%	-39 basis points

Operating expenses:
Selling and marketing	$544.3	$559.2	(3)%	$491.8	14%
Research and development	295.6	292.9	1%	259.7	13%
General and administrative	359.2	393.9	(9)%	349.7	13%
Goodwill and other intangible asset impairment	379.2	—	NM	—	NM
Total operating expenses	$1,578.3	$1,246.0	27%	$1,101.2	13%
Percentage of sales	22.5%	18.4%	+409 basis points	18.1%	+25 basis points
Income from financial services	$80.4	$80.9	(1)%	$87.4	(7)%
Operating income	$212.3	$483.7	(56)%	$487.4	(1)%

Non-operating expense:
Interest expense	$66.7	$77.6	(14)%	$57.0	36%
Equity in loss of other affiliates	$—	$5.1	NM	$29.3	(83)%
Other (income) expense, net	$4.2	$(6.8)	NM	$(28.1)	(76)%
Income before income taxes	$141.4	$407.8	(65)%	$429.2	(5)%
Provision for income taxes	$16.5	$83.9	(80)%	$93.9	(11)%
Effective income tax rate	11.6%	20.6%	NM	21.9%	-132 basis points

Net income	$124.9	$323.9	(61)%	$335.3	(3)%
Net (income) loss attributable to noncontrolling interest	(0.1)	0.1	NM	—	NM
Net income attributable to Polaris Inc.	$124.8	$324.0	(61)%	$335.3	(3)%

Diluted net income per share attributable to Polaris Inc. shareholders	$1.99	$5.20	(62)%	$5.24	(1)%
Weighted average diluted shares outstanding	62.6	62.3	—%	63.9	(3)%
NM = not meaningful
Sales:
Sales were $7,027.9 million in 2020, a four percent increase from $6,782.5 million in 2019. The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2020	2019
Volume	3%	1%
Product mix and price	1	6
Acquisitions	—	6
Currency	—	(1)
	4%	12%
The three percent volume increase in 2020 was primarily the result of increased ORV shipments and related PG&A. Product mix and price contributed a one percent increase in 2020, primarily due to lower promotional costs for ORVs.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2020	Percent of Total Sales	2019	Percent of Total Sales	Percent Change 2020 vs. 2019	2018	Percent of Total Sales	Percent Change 2019 vs. 2018
United States	$5,791.1	82%	$5,551.7	82%	4%	$4,883.8	80%	14%
Canada	396.1	6%	394.8	6%	—%	390.2	7%	1%
Other foreign countries	840.7	12%	836.0	12%	1%	804.5	13%	4%
Total sales	$7,027.9	100%	$6,782.5	100%	4%	$6,078.5	100%	12%
Sales in the United States for 2020 increased four percent compared to 2019, primarily due to increased ORV wholegood shipments and higher ORV PG&A sales. The United States represented 82 percent of total company sales in 2020.
Sales in Canada for 2020 were flat compared to 2019. Currency rate movements had less than a one percentage point impact on year-over-year sales. Sales in Canada represented six percent of total company sales in 2020.
Sales in other foreign countries, primarily in Europe, increased one percent in 2020 compared to 2019. This increase was primarily driven by higher ORV shipments. Currency rate movements had less than a one percentage point impact on year-over-year sales. Sales in other foreign countries represented 12 percent of total company sales in 2020.
Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2020	Percent of Total Cost of Sales	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019	2018	Percent of Total Cost of Sales	Change 2019 vs. 2018
Purchased materials and services	$4,562.6	86%	$4,418.5	86%	3%	$3,978.1	87%	11%
Labor and benefits	456.5	9%	433.3	9%	5%	358.5	8%	21%
Depreciation and amortization	174.9	3%	159.0	3%	10%	135.7	3%	17%
Warranty costs	123.7	2%	122.9	2%	1%	105.0	2%	17%
Total cost of sales	$5,317.7	100%	$5,133.7	100%	4%	$4,577.3	100%	12%
Percentage of sales	75.7%		75.7%		-2 basis points	75.3%		+39 basis points
For 2020, cost of sales increased four percent to $5,317.7 million compared to $5,133.7 million in 2019. The increase in cost of sales in 2020 is primarily attributed to increased purchased materials and services related to increased ORV shipments and higher PG&A sales.

Gross profit:
Consolidated gross profit for 2020, as a percentage of sales, was approximately flat compared to the 2019. Lower promotional costs and dealer floor plan financing costs were offset by increased costs resulting from supply chain disruption and higher depreciation related to capital expenditures associated with recent new product launches.
Operating expenses:
Operating expenses for 2020, in absolute dollars and as a percent of sales, increased primarily due to the $379.2 million impairment of goodwill and other intangible assets associated with the Company’s Aftermarket segment, partially offset by decreased stock compensation expense related to the CEO departure and lower non-essential expenses driven by our ongoing cautionary approach to spending given the pandemic-generated economic uncertainty.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Income from Polaris Acceptance joint venture	$18.5	$32.5	(43)%	$30.4	7%
Income from retail credit agreements	58.7	45.6	29%	46.3	(2)%
Income from other financial services activities	3.2	2.8	14%	10.7	(74)%
Total income from financial services	$80.4	$80.9	(1)%	$87.4	(7)%
Percentage of sales	1.1%	1.2%	-5 basis points	1.4%	-25 basis points
Income from financial services decreased one percent to $80.4 million in 2020 compared to $80.9 million in 2019. The decrease in 2020 was primarily due to lower wholesale financing income due to lower dealer inventory levels, partially offset by higher retail credit income driven by higher retail sales.
Interest expense:
The decrease in 2020 compared to 2019, was primarily due to lower interest rates.
Equity in loss of other affiliates:
In the 2019 comparable period, the Company incurred $5.1 million of losses associated with certain investments in nonmarketable securities of strategic companies. Such losses did not occur in 2020.
Other (income) expense, net:
The change in Other (income) expense, net primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions, currency hedging positions and balance sheet positions related to our foreign subsidiaries from period to period.
Provision for income taxes:
Income tax expense was $16.5 million, or 11.6% of income before income taxes, for 2020 compared with income tax expense of $83.9 million, or 20.6% of income before income taxes, for 2019. The lower income tax rate for 2020 was primarily due to the lower pretax income generated combined with the incremental benefit from the passing of the statute of limitations on certain tax positions during the year.
Weighted average shares outstanding:
The change in the weighted average diluted shares outstanding from 2019 to 2020 was primarily due to share issuances under employee plans.
Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.

Beginning in the first quarter of 2020, certain costs, primarily incentive-based compensation costs, previously classified as "Corporate" in the Company's segment gross profit results were allocated to the respective operating segments results. The comparative 2019 gross profit results for ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, Aftermarket, Boats, and Corporate were reclassified for comparability. However, the 2018 gross profit results presented below have not been reclassified to reallocate the costs discussed above and are therefore not comparable to 2020 and 2019 results.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019	2018	Percent of Sales	Percent Change 2019 vs. 2018
Sales
ORV/Snowmobiles	$4,533.3	64%	$4,209.1	62%	8%	$3,919.4	64%	7%
Motorcycles	581.7	8%	584.1	9%	—%	545.6	9%	7%
Global Adjacent Markets	424.6	6%	461.3	7%	(8)%	444.6	7%	4%
Aftermarket	884.9	13%	906.7	13%	(2)%	889.2	15%	2%
Boats	603.4	9%	621.3	9%	(3)%	279.7	5%	NM
Total sales	$7,027.9	100%	$6,782.5	100%	4%	$6,078.5	100%	12%

	For the Years Ended December 31,
($ in millions)	2020	Percent of Sales	2019	Percent of Sales	Percent Change 2020 vs. 2019	2018	Percent of Sales	Percent Change 2019 vs. 2018
Gross profit
ORV/Snowmobiles	$1,218.4	26.9%	$1,145.5	27.2%	6%	$1,113.9	28.4%	NM
Motorcycles	20.0	3.4%	30.0	5.1%	(33)%	63.0	11.6%	NM
Global Adjacent Markets	116.4	27.4%	128.8	27.9%	(10)%	116.6	26.2%	NM
Aftermarket	222.8	25.2%	222.7	24.6%	—%	234.4	26.4%	NM
Boats	116.4	19.3%	124.6	20.1%	(7)%	46.3	16.5%	NM
Corporate	16.2		(2.8)		NM	(73.0)		NM
Total gross profit	$1,710.2	24.3%	$1,648.8	24.3%	4%	$1,501.2	24.7%	10%

NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A, of $4,187.9 million in 2020, which includes ATV, Polaris GENERAL, RANGER, and RZR vehicles, increased nine percent compared to 2019. This increase was primarily driven by increased RANGER and ATV shipments as a result of strong retail, as well as higher PG&A sales. Polaris’ North American ORV unit retail sales to consumers increased mid-twenties percent for 2020 compared to 2019, with ATV unit retail sales up high-twenties percent and side-by-side vehicles unit retail sales up mid-twenties percent over the prior year, as our products provided an attractive social-distancing solution for new and existing Powersports customers. The Company estimates that North American industry ORV retail sales were up approximately 30 percent over the prior year. Polaris North American dealer inventories of ORVs decreased mid-sixties percent from 2019 as a result of strong retail sales. ORV sales outside of North America increased 11 percent in 2020 compared to 2019. For 2020, the average ORV per unit sales price increased approximately one percent compared to 2019’s average per unit sales price, primarily driven by lower promotional costs.
Snowmobiles sales, inclusive of PG&A sales, decreased 10 percent to $345.4 million for 2020 compared to 2019. Retail sales to consumers for the 2020-2021 season-to-date period through December 31, 2020, increased mid-twenties percent. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased approximately 19 percent in 2020 as compared to 2019. The Company estimates that North American industry snowmobile retail sales for the 2020-2021 season-to-date period through December 31, 2020, increased high-teens percent. Polaris North American dealer inventories of snowmobiles decreased 50 percent from 2019. The average per unit sales price in 2020 increased approximately eight percent over 2019’s average per unit sales price, primarily driven by favorable mix.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, decreased from 2019 to 2020, primarily due to higher logistical costs as well as plant inefficiencies resulting from the temporary suspension of select plant operations in the first half of the year and ongoing supply chain constraints, partially offset by higher average selling prices driven by lower promotional costs and lower dealer floor plan financing costs, as well as higher PG&A sales.
Motorcycles:
Sales of Motorcycles, inclusive of PG&A sales, decreased slightly from $584.1 million in 2019 to $581.7 million in 2020, primarily due to decreased sales of Indian motorcycles of nine percent, partially offset by an increase in sales of Slingshot of 57 percent. The Company estimates North American industry retail sales of combined 900cc and above cruiser, touring (including 3-wheel), and standard market segments decreased high-single digits percent in 2020 compared to 2019. Over the same period, Polaris North American motorcycle (including Slingshot) unit retail sales to consumers increased high-twenties percent. Polaris North American motorcycle (including Slingshot) dealer inventory decreased low-twenties percent in 2020 versus 2019 levels. Sales of motorcycles (including Slingshot) to customers outside of North America decreased approximately eight percent in 2020 compared to 2019, due primarily to a decrease in Indian motorcycle shipments. The average per unit sales price for the Motorcycles segment in 2020 was approximately flat compared to 2019’s average per unit sales price.
Gross profit, as a percentage of sales, decreased from 2019 to 2020, primarily due to unfavorable mix, higher logistical costs, and plant inefficiencies resulting from the temporary suspension of select plant operations in the first half of the year and ongoing supply chain constraints, partially offset by lower European Union retaliatory tariffs and lower warranty expense.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, decreased eight percent to $424.6 million for 2020 compared to 2019. The decrease in sales was driven by industrial, educational, government and rental organizations reducing or suspending purchases during the COVID-19 pandemic. The decrease in sales was primarily in the Commercial, Government and Defense businesses, partially offset by growth in Polaris Adventures. Sales to customers outside of North America decreased approximately five percent in 2020 compared to 2019.
Gross profit, as a percentage of sales, decreased from 2019 to 2020, primarily due to the reduction of sales volumes resulting in decreased leverage of manufacturing fixed costs, partially offset by favorable product mix.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, of $884.9 million for 2020 were down two percent compared to 2019, primarily due to a five percent decrease in TAP’s full year sales. TAP sales declined 10% over the first half of the year before stabilizing and growing by one percent over the second half of the year. Underlying the full year performance, we saw a decline within our wholesale business channel, partially offset by growth in our direct to consumer e-commerce platforms. The decrease in full year TAP sales was partially offset by other aftermarket growth of 14%, driven by accessories and apparel demand through dealer, retail, and e-commerce channels.
Gross profit, as a percentage of sales, increased from 2019 to 2020, primarily due to favorable pricing and mix, partially offset by higher freight and logistics costs.
Boats:
Boat sales decreased three percent to $603.4 million in 2020 compared to 2019, primarily due to the temporary suspension of production in the first half of 2020 caused by the COVID-19 pandemic. We estimate that U.S. pontoon industry unit sales increased high-teens percent during 2020. Polaris U.S. pontoon unit retail sales to consumers was also up high-teens percent during 2020.
Gross profit, as a percentage of sales, decreased from 2019 to 2020, primarily due to costs associated with restructuring activities, partially offset by favorable pricing and margin enhancement initiatives.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchase and retirement of common stock, capital investments, new product development and cash dividends to shareholders. The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
Given the economic uncertainty as a result of the COVID-19 pandemic, we took actions in 2020 to improve our liquidity position, including reducing working capital, temporarily suspending share repurchases, postponing certain capital expenditures, and reducing operating costs by delaying research and development programs, reducing production, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. These actions combined with the strength of our end markets in the second half of 2020 further bolstered our liquidity position heading into 2021. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.
We believe that existing cash balances, cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases, and capital requirements for the foreseeable future.
The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018:

($ in millions)	For the Years Ended December 31,
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Total cash provided by (used for):
Operating activities	$1,018.6	$655.1	$363.5	$477.1	$178.0
Investing activities	(150.7)	(239.3)	88.6	(959.5)	720.2
Financing activities	(415.4)	(411.8)	(3.6)	523.4	(935.2)
Impact of currency exchange rates on cash balances	8.7	(0.8)	9.5	(9.5)	8.7
Increase in cash, cash equivalents and restricted cash	$461.2	$3.2	$458.0	$31.5	$(28.3)
Operating Activities:
Net cash provided by operating activities was $1,018.6 million and $655.1 million in 2020 and 2019, respectively. The $363.5 million increase is primarily the result of improved working capital due to strong end-market demand. The impacts of demand on working capital have been a decrease in finished goods inventory and increases in raw materials and accounts payable. Further, excluding the impact of the non-cash impairment charge, net income was higher than the prior year comparable period which further added to the increase in net cash provided by operating activities.
Investing Activities:
Net cash used for investing activities was $150.7 million and $239.3 million in 2020 and 2019, respectively. The primary sources and uses of cash in 2020 were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. As a result of the uncertainty associated with the COVID-19 related economic slowdown, the Company reduced or postponed certain planned capital expenditures. This decrease in expenditures combined with an increase in cash distributions from Polaris Acceptance due to lower dealer inventory levels resulted in less cash used for investing activities compared to the prior year.
Financing Activities:
Net cash used for financing activities was $415.4 million and $411.8 million in 2020 and 2019, respectively. We paid cash dividends of $152.5 million and $149.1 million in 2020 and 2019, respectively. Total common stock repurchased in 2020 and 2019 totaled $50.3 million and $8.4 million, respectively. Net repayments under debt arrangements, finance lease obligations and notes payable totaled $246.2 million and $270.0 million in 2020 and 2019, respectively. Proceeds from the issuance of stock under employee plans were $33.6 million and $15.7 million in 2020 and 2019, respectively.

Financing Arrangements:
We are party to an unsecured credit agreement, which includes a $700.0 million variable interest rate revolving loan facility that expires in July 2023, under which we have unsecured borrowings. At December 31, 2020, there were no borrowings outstanding under this arrangement. Our credit agreement also includes a term loan facility, of which $940.0 million is outstanding as of December 31, 2020. On April 9, 2020, the Company amended the credit agreement to provide a new incremental 364-day term loan (the “incremental term loan”) in the amount of $300.0 million. The new incremental term loan, which was fully drawn on closing, was unsecured and set to mature on April 8, 2021, however, the incremental term loan was paid off in December 2020. Interest is charged at rates based on LIBOR or “prime” for these agreements. As of December 31, 2020, we had $695.3 million of availability on the revolving loan facility. The Company is also party to an unsecured Master Note Purchase Agreement, as amended and supplemented. At December 31, 2020 outstanding borrowings under the agreement totaled $425.0 million.
The credit agreement and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. On May 26, 2020, the Company further amended the credit agreement and amended Master Note Purchase Agreement to temporarily decrease its minimum interest coverage ratio from not less than 3.00x to not less than 2.25x and temporarily increase its maximum leverage ratio from 3.50x to 4.75x on a rolling four quarter basis until March 31, 2021. Polaris was in compliance with all such covenants at December 31, 2020. On January 15, 2021 the Company further amended the credit agreement and amended Master Note Purchase Agreement to revert the financial covenants to those in place prior to the 2020 amendments.
As a component of the Boat Holdings merger agreement in 2018, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of December 31, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
At December 31, 2020 and 2019, we were in compliance with all debt covenants. Our debt to total capital ratio was 56 percent and 60 percent at December 31, 2020 and 2019, respectively.
Share Repurchases:
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock through an authorized stock repurchase program. Of that total, approximately 87.9 million shares have been repurchased cumulatively from 1996 through December 31, 2020. We repurchased a total of 0.6 million shares of our common stock for $50.3 million during 2020, which had an immaterial impact on earnings per share. We have authorization from our Board of Directors to repurchase up to an additional 2.6 million shares of our common stock as of December 31, 2020. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements related to snowmobiles, ORVs, motorcycles, boats and related PG&A as of December 31, 2020 and 2019, was approximately $1,064.0 million and $1,884.1 million, respectively. We participate in the cost of dealer financing up to certain limits.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the

Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. At December 31, 2020, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $771.5 million, a 46 percent decrease from $1,423.4 million at December 31, 2019, as a result of significantly lower dealer inventory in the current year.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at December 31, 2020 was $59.4 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2020, the potential 15 percent aggregate repurchase obligation was approximately $198.3 million. For calendar year 2021, the potential 15 percent aggregate repurchase obligation is approximately $138.7 million. Our financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At December 31, 2020, the potential aggregate repurchase obligation was approximately $135.7 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.
Retail Customer Financing Arrangements:
We have agreements with certain financial institutions under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At December 31, 2020, the agreements in place were as follows:

Financial institution	Agreement expiration date
Performance Finance	December 2021
Sheffield Financial	December 2024
Synchrony Bank	December 2025
During 2020, consumers financed 30 percent of our vehicles sold in the United States through the Performance Finance, Sheffield Financial and Synchrony Bank installment retail credit arrangements. The volume of installment credit contracts written in calendar year 2020 with these institutions was $1,515.9 million, a 21 percent increase from 2019.

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
Revenue recognition. With respect to wholegood vehicles, boats, parts, garments and accessories, revenue is recognized when we transfer control of the product to our customer. With respect to services provided by us, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our limited warranties are recognized as expense when the products are sold. We recognize revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond our limited warranties over the life of the contract. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floor plan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of our revenue.
Sales promotions and incentives. We provide for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2020 and 2019, accrued sales promotions and incentives were $138.1 million and $189.9 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may provide longer warranties related to certain promotional programs. Our standard warranties require us, generally through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. At December 31, 2020 and 2019, the accrued warranty liability was $140.8 million and $136.2 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future, and have a material adverse effect on our financial condition.
Product liability. We are subject to product liability claims in the normal course of business. We carry excess insurance coverage for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2020 and 2019, we had accruals of $70.7 million and

$57.0 million, respectively, for the probable payment of pending and expected claims related to product liability matters associated with our products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.
Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completes its annual goodwill impairment test as of the first day of the fourth quarter.
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
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic, changes in raw material prices and growth expectations for the industries and end markets in which the Company participates. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") vary for each reporting unit being evaluated. Revenues and EBITDA beyond five years are projected to grow at a terminal growth rate consistent with industry expectations. Actual results may significantly differ from those used in our valuations. The forecasted future cash flows are discounted using a discount rate developed for each reporting unit. The discount rates were developed using market observable inputs, as well as our assessment of risks inherent in the future cash flows of the respective reporting unit.
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
In the second quarter of 2020, as a result of market and economic conditions resulting from the COVID-19 pandemic, as well as financial performance and restructuring actions, we identified indicators that it was more-likely-than-not that the fair value of the Aftermarket and Boats reporting units would be less than their respective carrying values. Our evaluation included consideration of changes in business performance assumptions compared to those used in our 2019 annual impairment test. As a result, we performed quantitative goodwill impairment tests of the Aftermarket and Boats reporting units.

The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic. We evaluated numerous factors disrupting our business and made significant assumptions which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows.
As a result of this analysis, during the second quarter of 2020 we recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded, there is no remaining goodwill for the Aftermarket reporting unit. There were no impairment charges recorded related to the Boats reporting unit. The Boats reporting unit did not have a difference between its fair value and carrying value that was lower than 10%.
In the fourth quarter of 2020, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a qualitative assessment for the ORV, Snow, Motorcycles and Global Adjacent Markets reporting units and a quantitative goodwill test for the Boats reporting unit. No assessment was performed for the Aftermarket reporting unit as it did not have a goodwill balance as of the annual testing date.
The difference between the Boats reporting unit’s fair value and carrying value was not lower than 10%. While management believes the projections, discount rate, and other assumptions are reasonable, the estimated fair value of the reporting unit is particularly dependent on the strength of the pontoon industry and there is a high level of uncertainty regarding the long-term financial impacts of COVID-19 and the economic recovery. As a result, there can be no assurance that the estimates and assumptions made in our analysis will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.
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
Our identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name with its carrying value. The fair value is determined using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the discount rate. Forecasted revenues are derived from our annual budget and long-term business plan and royalty rates were based on brand profitability. The discount rates are developed using the market observable inputs used in the development of the reporting unit discount rates, as well as our assessment of risks inherent in the future cash flows of the respective trade name.
In the second quarter of 2020, as a result of market and economic conditions resulting from the COVID-19 pandemic, as well as financial performance and restructuring actions, we determined that the conditions indicated that indefinite lived intangible assets within the Aftermarket and Boats reporting units were more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite lived intangible assets, consisting of certain brand/trade names, with their carrying value. As a result of this analysis, during the second quarter of 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit.
In the fourth quarter of 2020, we completed the annual impairment test. It was determined that the Company’s remaining indefinite lived intangible assets were not impaired.

While management believes the projections, discount rate, royalty rate, and other assumptions are reasonable, the estimated fair value of the Aftermarket brand/trade names are particularly dependent on Aftermarket’s ability to execute the planned actions underlying the forecasted improvement in its performance and there is a high level of uncertainty regarding the ultimate financial impacts of COVID-19 and the economic recovery. Similarly, the estimated fair value of the Boats brand/trade names are particularly dependent on the continued strength of the pontoon industry. As a result, there can be no assurance that the estimates and assumptions made in our analysis will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the business disruption, its impact on customer demand and the related recovery, it is possible that an impairment charge could be recorded in a future accounting period.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, and Interest Rates
Inflation:
Despite modest inflation in recent years, rising costs, including tariffs and the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not hedge commodity prices. The total impact of commodities, including tariff costs, had a favorable impact on our gross profit margins for 2020 when compared to 2019. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have an unfavorable impact on our gross profit margins for 2021 when compared to 2020.
Foreign Exchange Rates:
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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $23 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $39 million.

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2020:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$26.0	$0.73 to 1 AUD
Canadian Dollar	Long	$169.8	$0.76 to 1 CAD
Mexican Peso	Short	$13.5	22 Peso to $1
In 2020, after consideration of the existing foreign currency hedging contracts, foreign currencies had a positive impact on net income compared to 2019. We expect currencies to have a positive impact on net income in 2021 compared to 2020.
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
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $700 million revolving loan facility and a $1,180 million term loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. As of December 31, 2020, there were no borrowings outstanding on the revolving loan and an outstanding balance of $940 million on the term loan. Based on the unhedged variable-rate debt included in our debt portfolio as of December 31, 2020, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $9 million.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.
Management’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Interim Chief Executive Officer

/S/ ROBERT P. MACK

Robert P. Mack
Interim Chief Financial Officer
February 16, 2021
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on Internal Control over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 16, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Liability Claims

Description of the Matter	At December 31, 2020, the Company had an accrual of $70.7 million related to product liability claims associated with the Company’s products. As discussed in Note 13 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records product liability reserves for losses that are probable and reasonably estimable, using methods which include analysis of current and historical claims experience, actuarial analysis and management’s judgment.

Auditing management’s accounting for product liability claims was especially challenging due to the significant judgment and estimation required in evaluating the probability and amount of loss, as well as the actuarial methods applied.

How We Addressed the Matter in Our Audit	We identified and tested controls over the identification and evaluation of product liability claims, including the Company’s assessment and measurement of the estimate of the probable liability. We tested controls over management's review of the methods, significant assumptions, and the completeness and accuracy of the underlying data used by management’s actuarial specialist to assist management in estimating the product liability reserve.

To test management’s assessment of the probability of occurrence of a loss and whether the amount of loss was reasonably estimable, we inquired of internal counsel and other members of management to discuss the facts and circumstances, including possible outcomes and potential losses. In addition, we received internal and external legal counsel inquiry letters and obtained a representation letter from the Company. To test the measurement of the product liability claims, we evaluated the method of measuring the contingency and tested the accuracy and completeness of the data used to determine a range of loss. In addition, we involved internal actuarial specialists to assist with our procedures related to the measurement of the product liability reserve. To evaluate the historical accuracy of management’s estimates, we performed a retrospective analysis of resolved claims to management’s previous estimates.

Valuation of Goodwill and Indefinite lived Intangible Assets of the Aftermarket and Boats Reporting Units

Description of the Matter
At December 31, 2020, goodwill for the Boats reporting unit was $227.1 million. Indefinite lived intangible assets (brand/trade names) associated with the Aftermarket and Boats reporting units were $86.0 million and $210.7 million, respectively. As discussed in Notes 1 and 7 of the consolidated financial statements, these assets are tested at least annually for impairment or when events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. As a result of market and economic conditions resulting from the COVID-19 pandemic, as well as other factors, in the second quarter of 2020 the Company performed interim impairment tests of goodwill and indefinite lived intangible assets of the Aftermarket and Boats reporting units. As a result of the interim impairment tests, the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit and $108.9 million related to certain brand/trade names included in the Aftermarket reporting unit. There were no impairment charges resulting from the interim impairment test of the Boats reporting unit or related indefinite lived intangibles assets. In addition, there were no impairment charges resulting from the Company’s annual impairment tests.

Auditing the goodwill and indefinite lived intangible asset impairment tests of the Aftermarket and Boats reporting units was complex and highly judgmental due to the significant estimation required in determining the fair value of the Aftermarket and Boats reporting units and the related indefinite lived intangible assets. For goodwill, the estimate of fair value for the Aftermarket and Boats reporting units was sensitive to significant assumptions, such as the discount rates, forecasted revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) margins. For Aftermarket and Boats indefinite lived intangible assets, the estimated fair values were sensitive to significant assumptions such as the discount rates, forecasted revenues and royalty rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite lived intangible asset impairment testing process, including controls over management’s budgeting and forecasting process used to develop the forecasted revenues and EBITDA margins used in the fair value estimates, as well as controls over management’s review of the significant assumptions described above.

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
Minneapolis, Minnesota
February 16, 2021

POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

Assets	December 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$634.7	$157.1
Trade receivables, net	257.2	190.4
Inventories, net	1,177.6	1,121.1
Prepaid expenses and other	134.1	125.9
Income taxes receivable	3.9	32.5
Total current assets	2,207.5	1,627.0
Property and equipment:
Land, buildings and improvements	517.2	502.9
Equipment and tooling	1,499.5	1,390.5
	2,016.7	1,893.4
Less: accumulated depreciation	(1,127.9)	(993.6)
Property and equipment, net	888.8	899.8
Investment in finance affiliate	59.4	110.6
Deferred tax assets	177.7	93.3
Goodwill and other intangible assets, net	1,083.7	1,490.2
Operating lease assets	125.4	110.2
Other long-term assets	90.2	99.4
Total assets	$4,632.7	$4,430.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations, and notes payable	$142.1	$166.7
Accounts payable	782.2	450.2
Accrued expenses:
Compensation	215.4	184.5
Warranties	140.8	136.2
Sales promotions and incentives	138.1	189.9
Dealer holdback	121.7	145.8
Other	292.4	213.9
Current operating lease liabilities	34.7	34.9
Income taxes payable	22.0	5.9
Total current liabilities	1,889.4	1,528.0
Long-term income taxes payable	14.4	28.1
Finance lease obligations	14.7	14.8
Long-term debt	1,293.9	1,512.0
Deferred tax liabilities	4.4	4.0
Long-term operating lease liabilities	92.3	77.9
Other long-term liabilities	166.5	143.9
Total liabilities	$3,475.6	$3,308.7
Deferred compensation	$12.3	$13.6
Shareholders’ equity:
Preferred stock $0.01 par value, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160.0 shares authorized, 61.9 and 61.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	983.9	892.8
Retained earnings	218.4	287.3
Accumulated other comprehensive loss, net	(58.4)	(72.7)
Total shareholders’ equity	1,144.5	1,108.0
Noncontrolling interest	0.3	0.2
Total equity	1,144.8	1,108.2
Total liabilities and equity	$4,632.7	$4,430.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Sales	$7,027.9	$6,782.5	$6,078.5
Cost of sales	5,317.7	5,133.7	4,577.3
Gross profit	1,710.2	1,648.8	1,501.2
Operating expenses:
Selling and marketing	544.3	559.2	491.8
Research and development	295.6	292.9	259.7
General and administrative	359.2	393.9	349.7
Goodwill and other intangible asset impairments	379.2	—	—
Total operating expenses	1,578.3	1,246.0	1,101.2
Income from financial services	80.4	80.9	87.4
Operating income	212.3	483.7	487.4
Non-operating expense:
Interest expense	66.7	77.6	57.0
Equity in loss of other affiliates	—	5.1	29.3
Other (income) expense, net	4.2	(6.8)	(28.1)
Income before income taxes	141.4	407.8	429.2
Provision for income taxes	16.5	83.9	93.9
Net income	124.9	323.9	335.3
Net (income) loss attributable to noncontrolling interest	(0.1)	0.1	—
Net income attributable to Polaris Inc.	$124.8	$324.0	$335.3
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$2.02	$5.27	$5.36
Diluted	$1.99	$5.20	$5.24
Weighted average shares outstanding:
Basic	61.9	61.4	62.5
Diluted	62.6	62.3	63.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$124.9	$323.9	$335.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24.2	(2.8)	(18.1)
Unrealized (loss) gain on derivative instruments	(9.4)	(6.5)	0.4
Retirement plan and other activity	(0.5)	0.2	0.3
Comprehensive income	139.2	314.8	317.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.1	—
Comprehensive income attributable to Polaris Inc.	$139.1	$314.9	$317.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2017	63.1	0.6	733.9	242.8	(45.6)	—	931.7
Employee stock compensation	0.2	—	64.0	—	—	—	64.0
Deferred compensation	—	—	0.1	4.7	—	—	4.8
Proceeds from stock issuances under employee plans	0.8	—	47.1	—	—	—	47.1
Cash dividends declared ($2.40 per share)	—	—	—	(149.0)	—	—	(149.0)
Repurchase and retirement of common shares	(3.2)	—	(37.1)	(311.6)	—	—	(348.7)
Cumulative effect of adoption of accounting standards (ASU 2016-16) and other activity	—	—	—	(1.1)	—	—	(1.1)
Noncontrolling interest	—	—	—	—	—	0.3	0.3
Net income	—	—	—	335.3	—	—	335.3
Other comprehensive income	—	—	—	—	(17.4)	—	(17.4)
Balance, December 31, 2018	60.9	0.6	808.0	121.1	(63.0)	0.3	867.0
Employee stock compensation	0.4	—	74.9	—	—	—	74.9
Deferred compensation	—	—	(4.4)	(2.3)	—	—	(6.7)
Proceeds from stock issuances under employee plans	0.2	—	15.7	—	—	—	15.7
Cash dividends declared ($2.44 per share)	—	—	—	(149.1)	—	—	(149.1)
Repurchase and retirement of common shares	(0.1)	—	(1.4)	(7.0)	—	—	(8.4)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	0.6	(0.6)	—	—
Net income	—	—	—	324.0	—	(0.1)	323.9
Other comprehensive loss	—	—	—	—	(9.1)	—	(9.1)
Balance, December 31, 2019	61.4	0.6	892.8	287.3	(72.7)	0.2	1,108.2
Employee stock compensation	0.6	—	65.3	—	—	—	65.3
Deferred compensation	—	—	0.5	0.8	—	—	1.3
Proceeds from stock issuances under employee plans	0.5	—	33.6	—	—	—	33.6
Cash dividends declared ($2.48 per share)	—	—	—	(152.5)	—	—	(152.5)
Repurchase and retirement of common shares	(0.6)	—	(8.3)	(42.0)	—	—	(50.3)
Net income	—	—	—	124.8	—	0.1	124.9
Other comprehensive loss	—	—	—	—	14.3	—	14.3
Balance, December 31, 2020	61.9	0.6	983.9	218.4	(58.4)	0.3	1,144.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$124.9	$323.9	$335.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260.7	234.5	211.0
Noncash compensation	65.3	75.0	64.0
Noncash income from financial services	(18.5)	(32.5)	(30.1)
Deferred income taxes	(83.7)	(9.5)	23.4
Goodwill and other intangible asset impairments	379.2	—	—
Other impairment charges	2.8	3.6	24.2
Other, net	(0.9)	1.6	(8.5)
Changes in operating assets and liabilities:
Trade receivables	(56.2)	6.8	20.7
Inventories	(44.9)	(149.9)	(149.7)
Accounts payable	326.6	103.8	(1.0)
Accrued expenses	54.0	99.0	7.2
Income taxes payable/receivable	30.5	4.9	(4.5)
Prepaid expenses and other, net	(21.2)	(6.1)	(14.9)
Net cash provided by operating activities	1,018.6	655.1	477.1
Investing Activities:
Purchase of property and equipment	(213.9)	(251.4)	(225.4)
Investment in finance affiliate	(30.6)	(16.9)	(12.3)
Distributions from finance affiliate	100.4	30.8	39.1
Investment in other affiliates, net	(6.6)	—	(1.1)
Acquisition and disposal of businesses, net of cash acquired	—	(1.8)	(759.8)
Net cash used for investing activities	(150.7)	(239.3)	(959.5)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	1,365.5	3,368.9	3,553.2
Repayments under debt arrangements / finance lease obligations	(1,611.7)	(3,638.9)	(2,579.5)
Repurchase and retirement of common shares	(50.3)	(8.4)	(348.7)
Cash dividends to shareholders	(152.5)	(149.1)	(149.0)
Proceeds from stock issuances under employee plans	33.6	15.7	47.4
Net cash (used for) provided by financing activities	(415.4)	(411.8)	523.4
Impact of currency exchange rates on cash balances	8.7	(0.8)	(9.5)
Net increase in cash, cash equivalents and restricted cash	461.2	3.2	31.5
Cash, cash equivalents and restricted cash at beginning of period	196.3	193.1	161.6
Cash, cash equivalents and restricted cash at end of period	$657.5	$196.3	$193.1

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$67.0	$77.0	$51.0
Income taxes paid	$65.5	$87.8	$74.0
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$634.7	$157.1	$161.2
Other long-term assets	22.8	39.2	31.9
Total	$657.5	$196.3	$193.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, high-performance Off-Road Vehicles (ORV), Snowmobiles, Motorcycles, Global Adjacent Markets vehicles, and Boats. Polaris products, together with related parts, garments and accessories, as well as aftermarket accessories and apparel, are sold worldwide through a network of independent dealers and distributors, and retail stores. The primary markets for the Company’s products are the United States, Canada, Western Europe, Australia and Mexico.
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
Reclassifications. Certain reclassifications of previously reported segment gross profit amounts have been made to conform to the current year presentation. The reclassifications had no impact on the consolidated balance sheets, statements of income, comprehensive income, equity, or cash flows, as previously reported. Refer to Note 15 for additional information.
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.3	$48.3	$—	$—
Total assets at fair value	$48.3	$48.3	$—	$—
Non-qualified deferred compensation liabilities	$(48.3)	$(48.3)	$—	$—
Foreign exchange contracts, net	(2.3)	—	(2.3)	—
Interest rate contracts, net	(18.1)	—	(18.1)	—
Total liabilities at fair value	$(68.7)	$(48.3)	$(20.4)	$—

	Fair Value Measurements as of December 31, 2019
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.9	$48.9	$—	$—
Total assets at fair value	$48.9	$48.9	$—	$—
Non-qualified deferred compensation liabilities	$(48.9)	$(48.9)	$—	$—
Foreign exchange contracts, net	(0.1)	—	(0.1)	—
Interest rate contracts, net	(8.0)	—	(8.0)	—
Total liabilities at fair value	$(57.0)	$(48.9)	$(8.1)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At December 31, 2020 and December 31, 2019, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,552.3 million and $1,769.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,450.7 million and $1,693.5 million as of December 31, 2020 and December 31, 2019, respectively.
The Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Notes 3 and 7 for additional information. The Company will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. The amount of loss is determined by measuring the investment at fair value. Refer to Note 11 for additional information.
Cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Such investments consist principally of money market mutual funds.
Restricted cash. The Company classifies amounts of cash that are restricted in terms of their use and withdrawal separately within other long-term assets on the consolidated balance sheets.
Allowance for doubtful accounts. The Company’s financial exposure to collection of accounts receivable is limited due to its agreements with certain finance companies. For receivables not serviced through these finance companies, the Company provides a reserve for doubtful accounts based on historical collection experience, the age of the accounts receivables, credit quality of our customers, current and expected economic conditions, and other factors that may affect our ability to collect from customers.

Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in millions):

	December 31, 2020	December 31, 2019
Raw materials and purchased components	$533.5	$344.6
Service parts, garments and accessories	330.5	357.0
Finished goods	381.3	476.2
Less: reserves	(67.7)	(56.7)
Inventories	$1,177.6	$1,121.1
Investment in finance affiliate. The caption Investment in finance affiliate in the consolidated balance sheets represents the Company’s fifty percent equity interest in Polaris Acceptance, a partnership agreement between Wells Fargo Commercial Distribution Finance Corporation and one of the Company’s wholly-owned subsidiaries. Polaris Acceptance provides floor plan financing to Polaris dealers in the United States. The Company’s investment in Polaris Acceptance is accounted for under the equity method, and is recorded as investment in finance affiliate in the consolidated balance sheets. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 10 for additional information.
Investment in other affiliates. The Company’s investment in other affiliates is included within Other long-term assets in the consolidated balance sheets, and represents the Company’s investment in nonmarketable securities of strategic companies. For each investment, the Company assesses the level of influence in determining whether to account for the investment under the cost method or equity method. For equity method investments, the Company’s proportionate share of income or losses is recorded in the consolidated statements of income. The Company will write down or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. Refer to Note 11 for additional information.
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
Goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completes its annual goodwill impairment test as of the first day of the fourth quarter.
The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. A qualitative assessment requires that the Company considers events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in the Company’s stock price. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative test and proceed to a quantitative test, then the quantitative goodwill impairment test is performed. A quantitative test includes comparing the fair value of each reporting unit to the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an impairment is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the

COVID-19 pandemic, changes in raw material prices and growth expectations for the industries and end markets in which the Company participates.
For its annual test, the Company completed a qualitative assessment for the ORV, Snow, Motorcycles and Global Adjacent Markets reporting units and a quantitative goodwill test for the Boats reporting unit. No assessment was performed for the Aftermarket reporting unit as it did not have a goodwill balance as of the annual testing date.
The Company’s primary identifiable intangible assets include: dealer/customer relationships, brand/trade names, developed technology, and non-compete agreements. Identifiable intangible assets with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company’s identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name with its carrying value. The Company completes its annual impairment test as of the first day of the fourth quarter each year for identifiable intangible assets with indefinite lives.
Refer to Note 7 for additional information on goodwill and other intangible assets.
Revenue recognition. With respect to wholegood vehicles, boats, and parts, garments and accessories (“PG&A”), revenue is recognized when the Company transfers control of the product to the customer. With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future. Historically, product returns, whether in the normal course of business or resulting from repurchases made under floor plan financing programs, have not been material. However, the Company has agreed to repurchase products repossessed by the finance companies up to certain limits. The Company’s financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements. Refer to Note 2 for additional information.
Sales promotions and incentives. The Company provides for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by the Company’s dealers or distributors and, therefore, reduce the amount of sales the Company recognizes. The portion of the invoiced sales price estimated as the holdback is recognized as “dealer holdback” liability on the Company’s consolidated balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria.
Shipping and handling costs. The Company records shipping and handling costs as a component of cost of sales when control has transferred to the customer.
Research and development expenses. The Company records research and development expenses in the period in which they are incurred as a component of operating expenses.

Advertising expenses. The Company records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2020, 2019 and 2018, Polaris incurred $95.8 million, $77.4 million and $65.0 million of advertising expenses, respectively.
Product warranties. The Company typically provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. The Company provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. The Company’s standard warranties require the Company, generally through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume.
The activity in the warranty reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$136.2	$121.8	$123.8
Additions to reserve related to acquisitions	—	8.8	19.5
Additions charged to expense	123.7	122.9	105.0
Warranty claims paid, net	(119.1)	(117.3)	(126.5)
Balance at end of year	$140.8	$136.2	$121.8
Leases. The Company leases certain manufacturing facilities, retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
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
Share-based employee compensation. The Company recognizes in the financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options, and the Monte Carlo model to estimate the fair value of employee performance restricted stock units that include a market condition. These pricing models also require the use of input assumptions, including expected volatility, expected life, expected dividend yield, and expected risk-free rate of return. The Company utilizes historical volatility as the Company believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s history of dividend payouts. The Company develops an estimate of the number of share-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect gross margin and operating expenses.
All stock options have time-based vesting conditions. The Company estimates the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock unit awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in gross profit and operating expenses. Fluctuations in the Company’s stock price can have an effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in the Company’s stock price is recognized in the period of the change, and is reflected in gross profit and operating expenses. Refer to Note 4 for additional information.
Derivative instruments and hedging activities. Changes in the fair value of a derivative are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not use any financial contracts for trading purposes.
The Company enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. These contracts meet the criteria for cash flow hedges. Gains and losses on the Canadian dollar and Australian dollar contracts at settlement are recorded in non-operating other (income) expense, net in the consolidated income statements, and gains and losses on the Mexican peso contracts at settlement are recorded in cost of sales in the consolidated statements of income. The contracts are recorded in other current assets or other current liabilities on the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s debt. These contracts meet the criteria for cash flow hedges. The contracts are recorded in other current assets or other current liabilities on the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net. Refer to Note 14 for additional information.
Foreign currency translation. The functional currency for each of the Company’s foreign subsidiaries is their respective local currencies. The assets and liabilities in all of the Company’s foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses in all of the Company’s foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other (income) expense, net in the consolidated statements of income.
Comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, retirement benefit plan activity, and other activity. The Company discloses comprehensive income in separate consolidated statements of comprehensive income.
New accounting pronouncements.
Financial instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. Topic 326 replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method. The adoption of Topic 326 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
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
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and are applicable to our contracts and hedging relationships that reference LIBOR. We are still evaluating whether to apply any of the expedients and/or exceptions included in these ASUs.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	For the Year Ended December 31, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,612.9	$493.4	$343.6	$—	$603.4	$5,053.3
PG&A	920.4	88.3	81.0	884.9	—	1,974.6
Total revenue	$4,533.3	$581.7	$424.6	$884.9	$603.4	$7,027.9

Revenue by geography
United States	$3,749.9	$397.0	$208.3	$843.5	$592.4	$5,791.1
Canada	319.7	21.2	2.8	41.4	11.0	396.1
EMEA	307.9	96.7	210.2	—	—	614.8
APLA	155.8	66.8	3.3	—	—	225.9
Total revenue	$4,533.3	$581.7	$424.6	$884.9	$603.4	$7,027.9

	For the Year Ended December 31, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,463.2	$502.1	$373.9	$—	$621.3	$4,960.5
PG&A	745.9	82.0	87.4	906.7	—	1,822.0
Total revenue	$4,209.1	$584.1	$461.3	$906.7	$621.3	$6,782.5

Revenue by geography
United States	$3,470.1	$376.0	$232.7	$867.0	$605.9	$5,551.7
Canada	304.0	31.1	4.6	39.7	15.4	394.8
EMEA	302.5	116.2	221.3	—	—	640.0
APLA	132.5	60.8	2.7	—	—	196.0
Total revenue	$4,209.1	$584.1	$461.3	$906.7	$621.3	$6,782.5

	For the Year Ended December 31, 2018
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,237.5	$465.2	$366.1	$—	$279.7	$4,348.5
PG&A	681.9	80.4	78.5	889.2	—	1,730.0
Total revenue	$3,919.4	$545.6	$444.6	$889.2	$279.7	$6,078.5

Revenue by geography
United States	$3,178.1	$371.4	$212.7	$847.3	$274.3	$4,883.8
Canada	293.2	31.2	18.5	41.9	5.4	390.2
EMEA	306.9	88.0	208.0	—	—	602.9
APLA	141.2	55.0	5.4	—	—	201.6
Total revenue	$3,919.4	$545.6	$444.6	$889.2	$279.7	$6,078.5
With respect to wholegood vehicles, boats, and PG&A, revenue is recognized when the Company transfers control of the product to the customer. With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
ORV/Snowmobiles, Motorcycles Global Adjacent Markets, and Boats segments
Wholegood vehicles, boats, and parts, garments and accessories. For the majority of wholegood vehicles, boats, and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g., free extended service contracts). The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over vehicles, boats, or PG&A has transferred to the customer as an expense in cost of sales.
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
Aftermarket segment
The Company’s Aftermarket products are sold through dealer, distributor, retail, and e-commerce channels. The Company transfers control and recognizes a sale when products are shipped or delivered to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates rights it offers to its customers and their customers. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
Service revenue. The Company offers installation services for parts that it sells. Service revenues are recognized upon completion of the service.
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g., free extended service contracts). The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over PG&A has transferred to the customer as an expense in cost of sales.
Deferred revenue
The Company finances its self-insured risks related to extended service contracts (“ESCs”). The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The Company expects to recognize approximately $37.8 million of the unearned amount over the next 12 months and $69.3 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$81.6	$59.9	$45.8
New contracts sold	60.4	49.6	35.6
Less: reductions for revenue recognized	(34.9)	(27.9)	(21.5)
Balance at end of year (1)	$107.1	$81.6	$59.9
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $37.8 million and $34.3 million at December 31, 2020 and 2019, respectively, while the amount recorded in other long-term liabilities totaled $69.3 million and $47.3 million at December 31, 2020 and 2019, respectively.

Note 3. Acquisitions
2020 Acquisitions.
The Company did not complete any material acquisitions in 2020.
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
The consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 include $603.4 million, $621.3 million and $279.7 million of net sales and $116.4 million, $124.6 million and $46.3 million of gross profit, respectively, related to Boats.
The following table summarizes the final fair values assigned to the Boat Holdings net assets acquired and the determination of net assets (in millions):

Cash and cash equivalents	$16.5
Trade receivables	17.5
Inventory	39.9
Other current assets	4.5
Property, plant and equipment	35.3
Customer relationships	341.1
Trademarks / trade names	210.7
Non-compete agreements	2.6
Goodwill	222.4
Accounts payable	(30.0)
Other liabilities assumed	(37.3)
Total fair value of net assets acquired	823.2
Less cash acquired	(16.5)
Total consideration for acquisition, less cash acquired	$806.7
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

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2018 acquisition of Boat Holdings had occurred at the beginning of fiscal 2018 (in millions, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$7,027.9	$6,782.5	$6,429.7
Net income attributable to Polaris Inc.	124.8	328.8	360.7

Basic earnings per share	$2.02	$5.35	$5.77
Diluted earnings per common share	$1.99	$5.28	$5.64
The results for the years ended December 31, 2019 and 2018 have been adjusted to exclude the impact of approximately $6.4 million and $9.6 million, respectively, of integration and acquisition-related costs (pre-tax) incurred by the Company that are directly attributable to the transaction.
The results for the years ended December 31, 2019 and 2018 have been adjusted to include the pro forma impact of amortization of intangible assets and the depreciation of property, plant, and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; and the pro forma tax effect of both income before taxes and the pro forma adjustments. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.
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

Note 4. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and awards for the benefit of its employees and directors under the shareholder approved Polaris Inc. 2007 Omnibus Incentive Plan (as amended and restated as of April 30,2020) (the “Omnibus Plan”), which were previously provided under several separate incentive and compensatory plans. Upon approval by the shareholders of the Omnibus Plan, in April 2007 prior equity plans maintained by the Company were frozen and no further grants or awards have since been or will be made under such plans. A maximum of 27,775,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares canceled or forfeited under the Prior Plans.
 Stock option awards granted to date under the Omnibus Plan generally vest one to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 216,000 deferred stock units to its non-employee directors under the Omnibus Plan (20,000, 15,000 and 12,000 in 2020, 2019 and 2018, respectively), which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively restricted stock) awarded under the Omnibus Plan generally vests after a one to four year period. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. A maximum of 500,000 shares of common stock has been authorized under the Director Plan of which 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2020. Authorized shares under the Director Plan were exhausted in 2017. Since 2017, the Company has granted a total of 48,000 common stock equivalents to its non-employee directors under the Omnibus Plan (13,000 in 2020, 14,000 in 2019, and 10,000 in 2018). As of December 31, 2020 and 2019, Polaris’ liability under the plans for the common stock equivalents totaled $8.0 million and $11.0 million, respectively.
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
 Total share-based compensation expenses were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Option awards	$13.8	$21.8	$23.4
Other share-based awards	40.9	48.0	28.5
Total share-based compensation before tax	54.7	69.8	51.9
Tax benefit	13.1	16.6	12.3
Total share-based compensation expense included in net income	$41.6	$53.2	$39.6
These share-based compensation expenses are reflected in cost of sales and operating expenses in the accompanying consolidated statements of income. At December 31, 2020, there was $60.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.04 years. Included in unrecognized share-based compensation expense is approximately $10.2 million related to stock options and $49.9 million for restricted stock.
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient. See Note 5 for additional information.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the Omnibus Plan for the year ended December 31, 2020:

	Omnibus Plan (Active)
	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2019	5,654,258	$96.83
Granted	606,060	93.88
Exercised	(428,617)	72.49
Forfeited/Expired	(729,405)	95.62
Balance as of December 31, 2020	5,102,296	$98.70

Options exercisable as of December 31, 2020	3,398,589	$102.23
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2020 was 5.17 years and 3.84 years, respectively. Substantially all unvested outstanding options are expected to vest.

The following assumptions were used to estimate the weighted average fair value of options of $21.76, $19.54 and $26.50 granted during the years ended December 31, 2020, 2019 and 2018, respectively:

	For the Years Ended December 31,
	2020	2019	2018
Weighted-average volatility	34%	32%	30%
Expected dividend yield	2.6%	2.9%	2.1%
Expected term (in years)	4.5	4.5	4.4
Weighted average risk free interest rate	1.4%	2.5%	2.6%
The total intrinsic value of options exercised during the year ended December 31, 2020 was $13.4 million. The total intrinsic value of options outstanding and of options outstanding and exercisable at December 31, 2020, was $35.6 million and $25.8 million, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2020	2019	2018
Weighted-average volatility	35%	34%	33%
Expected dividend yield	2.6%	2.7%	2.1%
Expected term (in years)	3.0	3.0	3.0
Weighted average risk free interest rate	1.4%	2.4%	2.3%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during 2020, 2019, and 2018 was $98.09, $96.38, and $106.43 per award, respectively.
The following table summarizes restricted stock activity for the year ended December 31, 2020:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2019	1,386,009	$96.92
Granted	391,206	92.23
Vested	(423,154)	87.93
Forfeited/Cancelled	(210,985)	99.28
Balance as of December 31, 2020	1,143,076	$98.20
Expected to vest as of December 31, 2020	1,135,950	$98.12
The shares granted above include 96,000 performance restricted stock unit awards. These performance grants are the number of shares that would be earned at the target level of performance. The number of shares of Polaris common stock that could actually be delivered at the end of the three-year performance period for performance restricted stock units may be anywhere from 0% to 200% of target for each performance share, depending on the performance of the Company during such performance period.
The total intrinsic value of restricted stock expected to vest as of December 31, 2020 was $108.2 million. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2020, 2019 and 2018 were $92.23, $89.75 and $114.42, respectively.

Note 5. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). Polaris sponsors a qualified non-leveraged ESOP under which a maximum of 7,700,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct Polaris to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Participants that meet certain age and service requirements are allowed to transfer balances, subject to limitation, to the Polaris 401(k) Retirement Savings Plan and thus diversify their investments. Total expense related to the ESOP was $12.3 million, $10.3 million and $10.0 million, in 2020, 2019 and 2018, respectively. As of December 31, 2020 there were 3,242,000 shares held in the plan.
Defined contribution plans. Polaris sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $26.9 million, $26.2 million, and $24.5 million, in 2020, 2019 and 2018, respectively.
Supplemental Executive Retirement Plan (SERP). Polaris sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Polaris matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets on the consolidated balance sheets and the SERP liability is included in other long-term liabilities on the consolidated balance sheets. The asset and liability balances are both $48.3 million and $48.9 million at December 31, 2020, and 2019, respectively.
Executive officers of the Company have the opportunity to defer certain restricted stock units. These restricted stock units are redeemable in Polaris common stock or in cash. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. If the award is diversified, it must be redeemed in cash. Awards probable of vesting, for which the executive has not yet made an election to defer, and awards that have been deferred but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the consolidated balance sheets, as these awards have redemption features that are not yet solely within the control of the Company. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. At December 31, 2020, 129,457 shares are recorded at a fair value of $12.3 million in temporary equity, which includes $11.3 million of compensation cost and $1.0 million of cumulative fair value adjustment recorded through retained earnings.

Note 6. Financing Agreement
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate at December 31, 2020	Maturity	December 31, 2020	December 31, 2019
Revolving loan facility	—	July 2023	$—	$75.1
Term loan facility	1.40%	July 2023	940.0	1,000.0
Senior notes—fixed rate	4.60%	May 2021	75.0	75.0
Senior notes—fixed rate	—	December 2020	—	100.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.20%	Various through 2029	16.2	16.1
Notes payable and other	4.24%	Various through 2030	75.0	81.4
Debt issuance costs			(5.5)	(4.1)
Total debt, finance lease obligations, and notes payable			$1,450.7	$1,693.5
Less: current maturities			142.1	166.7
Total long-term debt, finance lease obligations, and notes payable			$1,308.6	$1,526.8
Bank financing. In December 2010, the Company entered into a Master Note Purchase Agreement to issue $75 million of unsecured senior notes due May 2021 (the “Senior Notes”). The Senior Notes were issued in May 2011. In December 2013, the Company entered into a First Supplement to Master Note Purchase Agreement, under which the Company issued $100 million of unsecured senior notes due December 2020. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350 million of unsecured senior notes due July 2028. There are $75 million of the senior notes classified as current maturities in the consolidated balance sheet as of December 31, 2020.
In July 2018, the Company amended its unsecured credit agreement to increase its revolving loan facility (the “revolving loan facility”) to $700 million and increase its term loan facility (the “term loan facility”) to $1,180 million. The expiration date of the facility was extended to July 2023, and interest is charged at rates based on a LIBOR or “prime” base rate. The Company is required to make principal payments under the term loan facility of $59.0 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
On April 9, 2020, the Company amended the credit agreement to provide a new incremental 364-day term loan (the “incremental term loan”) in the amount of $300 million. The new incremental term loan, which was fully drawn on closing, was unsecured and set to mature on April 8, 2021, however, the incremental term loan was repaid in full in December 2020.
The credit agreement and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. On May 26, 2020, the Company further amended the credit agreement and amended Master Note Purchase Agreement to temporarily decrease its minimum interest coverage ratio from not less than 3.00x to not less than 2.25x and temporarily increase its maximum leverage ratio from 3.50x to 4.75x on a rolling four quarter basis until March 31, 2021. Polaris was in compliance with all such covenants as of December 31, 2020. On January 15, 2021 the Company further amended the credit agreement and amended Master Note Purchase Agreement to revert the financial covenants to those in place prior to the 2020 amendments.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement in 2018, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of December 31, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility. The original mortgage note payable, due in 2027, was for $14.5 million, of which $8.5 million is outstanding as of December 31, 2020. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.
The following summarizes activity under Polaris’ credit arrangements (in millions):

	2020	2019	2018
Total borrowings at December 31	$1,365.0	$1,600.1	$1,862.6
Average outstanding borrowings during year	$1,879.7	$1,912.0	$1,474.5
Maximum outstanding borrowings during year	$2,370.6	$2,127.9	$1,999.7
Weighted-average interest rate at December 31	2.30%	3.29%	3.64%
Letters of credit. At December 31, 2020, Polaris had open letters of credit totaling $30.7 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
 Dealer financing programs. Certain finance companies, including Polaris Acceptance, an affiliate, and TCF Financial Corporation (see Note 10), provide floor plan financing to dealers on the purchase of Polaris products. The amount financed by worldwide dealers under these arrangements at December 31, 2020, was approximately $1,064.0 million. Polaris has agreed to repurchase products repossessed by the finance companies up to an annual maximum of no more than 15 percent of the average month end balances outstanding during the prior calendar year for Polaris Acceptance, and 100 percent of the balances outstanding for TCF Financial Corporation. At December 31, 2020, the potential aggregate repurchase obligation was approximately $198.3 million and $135.7 million for Polaris Acceptance and TCF Financial

Corporation, respectively. The Company’s financial exposure under these arrangements is limited to the difference between the amount paid to the finance companies for repurchases and the amount received on the resale of the repossessed products. No material losses have been incurred under these agreements during the periods presented. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are presented as a reduction of sales in the accompanying consolidated statements of income.

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
Determining the fair value of brand/trade names and the reporting units required the use of significant judgment, including royalty rates, discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic, changes in raw material prices and growth expectations for the industries and end markets in which the Company participates. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
As a result of this analysis, during the second quarter of 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit. Further, during the second quarter of 2020, the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the second quarter, there is no remaining goodwill for the Aftermarket reporting unit. The charges are included in goodwill and other intangible asset impairments on the consolidated statements income. The impairments resulted in a $90.3 million income tax benefit (deferred tax asset) associated with the remaining tax-deductible basis in goodwill and intangibles.
In the fourth quarter of 2020, we completed the annual goodwill and indefinite lived intangible asset impairment tests. It was determined that goodwill and the remaining indefinite lived intangible assets were not impaired.
Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2020 and 2019 are as follows (in millions):

	2020	2019
Goodwill	$397.3	$659.9
Other intangible assets, net	686.4	830.3
Total goodwill and other intangible assets, net	$1,083.7	$1,490.2

There were no material additions to goodwill and other intangible assets in 2020 or 2019. The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in millions):

	2020	2019
Balance as of beginning of year	$659.9	$647.1
Goodwill impairment	(270.3)	—
Goodwill acquired and related adjustments	—	14.1
Currency translation effect on foreign goodwill balances	7.7	(1.3)
Balance as of end of year	$397.3	$659.9
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 are as follows (in millions):

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Balance as of December 31, 2019	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9
Impairments	—	—	—	(270.3)	—	(270.3)
Currency translation effect on foreign goodwill balances	0.9	—	6.9	(0.1)	—	7.7

Goodwill	72.9	5.2	92.1	270.3	227.1	667.6
Accumulated goodwill impairment losses*	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2020	$72.9	$5.2	$92.1	$—	$227.1	$397.3
*There were no impairment losses prior to 2020

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Balance as of December 31, 2018	$71.8	$3.4	$86.8	$270.3	$214.8	$647.1
Goodwill acquired and related adjustments	—	1.8	—	—	12.3	14.1
Currency translation effect on foreign goodwill balances	0.2	—	(1.6)	0.1	—	(1.3)
Balance as of December 31, 2019	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9
For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2020 and 2019 are as follows (in millions):

	2020		2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$956.8	$(126.5)	$964.7	$(94.1)
Intangible assets acquired during the period	—	—	1.0	—
Intangible assets disposed of during the period	(41.7)	41.7	(7.1)	7.1
Amortization expense	—	(36.1)	—	(40.9)
Impairments	(108.9)	—	—	—
Currency translation effect on foreign balances	0.9	0.2	(1.8)	1.4
Other intangible assets, ending	$807.1	$(120.7)	$956.8	$(126.5)

The components of other intangible assets were as follows (in millions):

December 31, 2020	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2.6	$(1.6)	$1.0
Dealer/customer related	5-20	460.3	(110.8)	349.5
Developed technology	5-7	9.9	(8.3)	1.6
Total amortizable		472.8	(120.7)	352.1
Non-amortizable—brand/trade names		334.3	—	334.3
Total other intangible assets, net		$807.1	$(120.7)	$686.4

December 31, 2019	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2.6	$(1.0)	$1.6
Dealer/customer related	5-20	499.5	(116.1)	383.4
Developed technology	5-7	12.7	(9.4)	3.3
Total amortizable		514.8	(126.5)	388.3
Non-amortizable—brand/trade names		442.0	—	442.0
Total other intangible assets, net		$956.8	$(126.5)	$830.3
Amortization expense for intangible assets for the year ended December 31, 2020 and 2019 was $36.1 million and $40.9 million, respectively. Estimated amortization expense for 2021 through 2025 is as follows: 2021, $33.3 million; 2022, $28.3 million; 2023, $25.7 million; 2024, $25.0 million; 2025, $25.0 million; and after 2025, $214.8 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 8. Income Taxes
The Company’s income before income taxes was generated from its United States and foreign operations as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
United States	$72.9	$344.3	$344.7
Foreign	68.5	63.5	84.5
Income before income taxes	$141.4	$407.8	$429.2
Components of the Company’s provision for income taxes are as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$56.5	$46.4	$39.0
State	13.4	18.2	3.8
Foreign	27.4	26.8	27.5
Deferred	(80.8)	(7.5)	23.6
Total provision for income taxes	$16.5	$83.9	$93.9

Reconciliation of the Federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4	2.3	1.9
Domestic manufacturing deduction	(2.6)	(2.1)	(1.4)
Research and development tax credit	(12.6)	(4.0)	(3.1)
Stock based compensation	(0.3)	0.2	(1.4)
Valuation allowance	1.7	0.5	0.2
Foreign tax rate differential	5.6	1.7	1.3
Other permanent differences	(1.6)	1.0	3.4
Effective income tax rate for continuing operations	11.6%	20.6%	21.9%
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $251.0 million and $188.0 million at December 31, 2020 and 2019, respectively, are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
The Company utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in millions):

	As of December 31,
	2020	2019
Deferred income taxes:
Inventories	$37.2	$18.5
Accrued expenses	116.5	126.6
Cost in excess of net assets of businesses acquired	42.5	(35.2)
Property and equipment	(92.7)	(88.1)
Operating lease assets	(30.7)	(26.5)
Operating lease liabilities	30.9	27.1
Employee compensation and benefits	64.3	61.4
Net operating loss and other loss carryforwards	21.4	20.1
Valuation allowance	(16.1)	(14.6)
Total net deferred income tax asset	$173.3	$89.3
At December 31, 2020, the Company had available unused international and acquired federal net operating loss carryforwards of $62.3 million. The net operating loss carryforwards will expire at various dates from 2021 to 2030, with certain jurisdictions having indefinite carryforward terms.
The Company classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the accompanying consolidated balance sheets in accordance with ASC Topic 740. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits at December 31, 2020, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2017 through 2020 remain open to examination by certain tax jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	For the Years Ended December 31,
	2020	2019
Balance at January 1,	$24.4	$25.5
Gross increases for tax positions of prior years	0.8	1.2
Gross increases for tax positions of current year	2.7	4.0
Decreases due to settlements and other prior year tax positions	(4.2)	(5.6)
Decreases for lapse of statute of limitations	(10.5)	(0.7)
Balance at December 31,	13.2	24.4
Reserves related to potential interest and penalties at December 31,	1.2	3.7
Unrecognized tax benefits at December 31,	$14.4	$28.1

Note 9. Shareholders’ Equity
Stock repurchase program. The Polaris Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of the Company’s common stock. As of December 31, 2020, 2.6 million shares remain available for repurchases under the Board’s authorization. The Company has made the following share repurchases (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Total number of shares repurchased and retired	0.6	0.1	3.2
Total investment	$50.3	$8.4	$348.7
Stock purchase plan. Polaris maintains an employee stock purchase plan (“Purchase Plan”). A total of 3.0 million shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2020, approximately 1.5 million shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the year ended December 31, 2020, 2019, and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Quarterly dividend declared and paid per common share	$0.62	$0.61	$0.60
Total dividends declared and paid per common share	$2.48	$2.44	$2.40
On January 28, 2021, the Polaris Board of Directors declared a regular cash dividend of $0.63 per share payable on March 15, 2021 to holders of record of such shares at the close of business on March 1, 2021.
Net income per share. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net income per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan.

A reconciliation of these amounts is as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Weighted average number of common shares outstanding	61.5	61.1	62.2
Director Plan and deferred stock units	0.2	0.2	0.2
ESOP	0.2	0.1	0.1
Common shares outstanding—basic	61.9	61.4	62.5
Dilutive effect of restricted stock awards	0.5	0.6	0.7
Dilutive effect of stock option awards	0.2	0.3	0.7
Common and potential common shares outstanding—diluted	62.6	62.3	63.9
During 2020, 2019 and 2018, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 4.4 million, 3.8 million and 1.7 million, respectively.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(63.3)	$(6.1)	(3.3)	$(72.7)
Reclassification to the income statement	—	4.2	(0.5)	3.7
Change in fair value	24.2	(13.6)	—	10.6
Balance as of December 31, 2020	$(39.1)	$(15.5)	$(3.8)	$(58.4)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments and retirement plan activity for the years ended December 31, 2020 and 2019 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2020	2019
Foreign currency contracts	Other (income) expense, net	$4.3	$3.2
Foreign currency contracts	Cost of sales	(2.4)	0.9
Interest rate contracts	Interest expense	(6.1)	(0.9)
Retirement plan activity	Operating expenses	0.5	(0.2)
Total		$(3.7)	$3.0
The net amount of the existing gains or losses at December 31, 2020 that is expected to be reclassified into the income statement within the next 12 months is expected to not be material. See Note 14 for further information regarding the Company’s derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $59.4 million at December 31, 2020 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At December 31, 2020, the outstanding amount of net receivables financed for dealers under this arrangement was $771.5 million, which included $392.7 million in the Polaris Acceptance portfolio and $378.8 million of receivables within the Securitization Facility (“Securitized Receivables”).
Polaris has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2020, the potential 15 percent aggregate repurchase obligation was approximately $198.3 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility is presented as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$44.7	$79.3	$72.1
Interest and operating expenses	7.6	14.4	11.8
Net income	$37.1	$64.9	$60.3

	As of December 31,
	2020	2019
Finance receivables, net	$392.7	$687.7
Other assets	13.9	0.1
Total Assets	$406.6	$687.8
Notes payable	$248.4	$463.1
Other liabilities	39.4	3.4
Partners’ capital	118.8	221.3
Total Liabilities and Partners’ Capital	$406.6	$687.8
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At December 31, 2020, the potential aggregate repurchase obligation was approximately $135.7 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

Note 11. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. The Company had $7.5 million of investments as of December 31, 2020 and no such investments as of December 31, 2019. These investments are recorded as a component of other long-term assets in the accompanying consolidated balance sheets. The Company impairs an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. When necessary, the Company evaluates investments in nonmarketable securities for impairment, utilizing level 3 fair value inputs.
During 2018, the Company had an investment in Eicher-Polaris Private Limited (“EPPL”) a joint venture established in 2012 with Eicher Motors Limited (“Eicher”) intended to design, develop and manufacture a full range of new vehicles for India and other emerging markets. However, during the first quarter of 2018, the Board of Directors of EPPL approved a shut down of the operations of the EPPL joint venture. As a result of the closure, the Company recognized $27.0 million of costs, including impairment, associated with the wind-down of EPPL for the year ended December 31, 2018. The investment was fully impaired as of December 31, 2018.
As a result of the Victory® Motorcycles wind down, the Company recognized an impairment of substantially all of its cost-method investment in Brammo, Inc. in the first quarter of 2017. In October 2017, an agreement was signed to sell the assets of Brammo, Inc. to a third party. The sale was completed in the fourth quarter of 2017, extinguishing the Company’s investment. During the first quarter of 2018, the Company received additional distributions from Brammo and recognized a gain of $13.5 million, which is included in Other (income) expense on the consolidated statements of income.

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
Information on the Company’s leases is summarized as follows (in millions):

		As of December 31,
	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$125.4	$110.2
Finance lease assets	Property and equipment, net (1)	11.6	12.7
Total leased assets		$137.0	$122.9
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$34.7	$34.9
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1.5	1.3
Long-term
Operating lease liabilities	Long-term operating lease liabilities	92.3	77.9
Finance lease liabilities	Finance lease obligations	14.7	14.8
Total lease liabilities		$143.2	$128.9
(1) Finance lease assets are recorded net of accumulated amortization of $9.5 million and $7.8 million as of December 31, 2020 and 2019, respectively.

		For the Year Ended December 31,
Lease Cost	Classification	2020	2019
Operating lease cost (1)	Operating expenses and cost of sales	$45.4	$42.5
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	1.5	1.5
Interest on lease liabilities	Interest expense	0.9	0.9
Sublease income	Other (income) expense, net	(2.6)	(2.4)
Total lease cost		$45.2	$42.5
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases	Total
2021	$38.1	$2.3	$40.4
2022	29.5	2.3	31.8
2023	23.3	2.3	25.6
2024	16.2	2.3	18.5
2025	11.9	2.3	14.2
Thereafter	16.2	8.6	24.8
Total lease payments	$135.2	$20.1	$155.3
Less: interest	8.2	3.9
Present value of lease payments	$127.0	$16.2
(1) Operating lease payments include $14.7 million related to options to extend lease terms that are reasonably certain of being exercised.
Leases that the Company has signed but have not yet commenced are immaterial.

	As of December 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	4.88	4.47
Finance leases	8.52	9.48
Weighted-average discount rate
Operating leases	2.71%	3.29%
Finance leases	5.20%	5.18%

	For the Year Ended December 31,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45.3	$42.7
Operating cash flows from finance leases	0.8	0.9
Financing cash flows from finance leases	1.4	1.3
Leased assets obtained in exchange for new operating lease liabilities	47.7	28.8

Note 13. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At December 31, 2020 and 2019, the Company had an accrual of $70.7 million and $57.0 million, respectively, for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of December 31, 2020, the Company is party to three putative class actions pending against the Company in the United States. Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that Polaris violated various California consumer protection laws related to rollover protection structure certification. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
In the opinion of management, it is presently unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety and potential outcomes of actual and potential claims, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to the Company’s consolidated financial position, results of operations, or cash flows in any particular reporting period.
Regulatory. In the normal course of business, the Company’s products are subject to extensive laws and regulations relating to safety, environmental and other regulations promulgated by the United States federal government and individual states, as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, penalties or other costs.
Leases. The Company leases buildings and equipment under non-cancelable operating leases. Total rent expense under all operating lease agreements was $45.4 million, $42.5 million and $38.2 million for 2020, 2019 and 2018, respectively.

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
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not use any financial contracts for trading purposes.
At December 31, 2020 and 2019, the Company had the following open foreign currency contracts (in millions):

	December 31, 2020		December 31, 2019
Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$26.0	$(0.5)	$16.0	$(0.1)
Canadian Dollar	169.8	(2.8)	101.4	(1.1)
Mexican Peso	13.5	1.0	17.0	1.1
Total	$209.3	$(2.3)	$134.4	$(0.1)

These contracts, with maturities through December 2021, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At December 31, 2020 and 2019, Polaris had the following open interest rate swap contracts (in millions):

		December 31, 2020		December 31, 2019
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25.0	$(0.2)	$25.0	$(0.1)
September 30, 2019	September 30, 2023	150.0	(11.3)	150.0	(7.7)
May 3, 2019	May 3, 2020	—	—	100.0	(0.2)
March 3, 2020	February 28, 2023	400.0	(6.6)	—	—
Total		$575.0	$(18.1)	$275.0	$(8.0)
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
The table below summarizes the carrying values of derivative instruments as of December 31, 2020 and 2019 (in millions):

	Carrying Values of Derivative Instruments as of December 31, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.0	$(3.3)	$(2.3)
Interest rate contracts	—	(18.1)	(18.1)
Total derivatives designated as hedging instruments	$1.0	$(21.4)	$(20.4)

	Carrying Values of Derivative Instruments as of December 31, 2019
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.1	$(1.2)	$(0.1)
Interest rate contracts	—	(8.0)	(8.0)
Total derivatives designated as hedging instruments	$1.1	$(9.2)	$(8.1)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current income statement.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in other comprehensive loss for the years ended December 31, 2020 and 2019 was $(9.4) million and $(6.5) million, respectively.
See Note 9 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2020 and 2019.

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
Beginning in the first quarter of 2020, certain costs, primarily incentive-based compensation costs, previously classified as "Corporate" in the Company's segment gross profit results were allocated to the respective operating segments results. The comparative 2019 gross profit results for ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, Aftermarket, Boats, and Corporate were reclassified for comparability. However, the 2018 gross profit results presented below have not been reclassified to reallocate the costs discussed above and are therefore not comparable to 2020 and 2019 results.
The ORV/Snowmobiles reporting segment includes the aggregated results of the Company’s ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets, Aftermarket, and Boats segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to individual segments, including certain unallocated manufacturing costs. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Sales
ORV/Snowmobiles	$4,533.3	$4,209.1	$3,919.4
Motorcycles	581.7	584.1	545.6
Global Adjacent Markets	424.6	461.3	444.6
Aftermarket	884.9	906.7	889.2
Boats	603.4	621.3	279.7
Total sales	$7,027.9	$6,782.5	$6,078.5
Gross profit
ORV/Snowmobiles	1,218.4	1,145.5	1,113.9
Motorcycles	20.0	30.0	63.0
Global Adjacent Markets	116.4	128.8	116.6
Aftermarket	222.8	222.7	234.4
Boats	116.4	124.6	46.3
Corporate	16.2	(2.8)	(73.0)
Total gross profit	$1,710.2	$1,648.8	$1,501.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and its Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Interim Chief Executive Officer along with the Company’s Interim Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Interim Chief Executive Officer and Interim Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.
The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board and Meetings” and “Corporate Governance—Code of Business Conduct and Ethics” in the Polaris definitive Proxy Statement to be filed on or about March 16, 2021 (the “2021 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change-In-Control,” and “Pay Ratio Disclosure” in the Company’s 2021 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Corporate Governance Guidelines and Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2021 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

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
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 16, 2021, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(1)	Balance at End of Period
(In millions)
2018: Deducted from asset accounts—Allowance for doubtful accounts receivable	$10.9	$1.1	$0.1	$(2.6)	$9.5
2019: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9.5	$0.7	$—	$(0.9)	$9.3
2020: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9.3	$1.3	$—	$(5.3)	$5.3
(1)    Uncollectible accounts receivable written off, net of recoveries.

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition	Other Changes Add (Deduct)(2)	Balance at End of Period
(In millions)
2018: Deducted from asset accounts—Allowance for obsolete inventory	$47.1	$11.6	$1.9	$(12.3)	$48.3
2019: Deducted from asset accounts—Allowance for obsolete inventory	$48.3	$21.9	$0.5	$(14.0)	$56.7
2020: Deducted from asset accounts—Allowance for obsolete inventory	$56.7	$27.5	$—	$(16.5)	$67.7
(2)    Inventory disposals, net of recoveries.

POLARIS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2020

Exhibit Number	Description
2.a
Agreement and Plan of Merger, dated as of May 29, 2018, by and among Polaris Industries Inc., Polaris Sales Inc., Beam Merger Sub, LLC, Boat Holdings, LLC and the Holder Representative thereunder (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2018.

3.a	Restated Articles of Incorporation of Polaris Inc. (the “Company”), effective July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019.

.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4/A, filed November 21, 1994 (No. 033-55769).

.b	Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.

.c	First Amendment to Master Note Purchase Agreement effective as of August 18, 2011, incorporated by reference to Exhibit 4.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.d	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 20, 2013.

.e	Second Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment effective as of December 28, 2016, incorporated by reference to Exhibit 4.f to the Company’ Annual Report on Form 10-K for the year ended December 31, 2016.

.f	Third Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment, effective as of July 31, 2018, incorporated by reference to Exhibit 4.f to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

.g	Fourth Amendment to Master Note Purchase Agreement, effective as of May 26, 2020, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.h	Fifth Amendment to Master Note Purchase Agreement, effective January 15, 2021, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.i
Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated July 2, 2018, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.j	First Amendment to Master Note Purchase Agreement effective May 26, 2020, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.k	Second Amendment to Master Note Purchase Agreement, effective January 15, 2021, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.l	Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.h to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.a	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

.b	Amendment to the Polaris Industries Inc. Supplemental Retirement/Savings Plan effective January 1, 2018 incorporated by reference to Exhibit 10.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

.c	Polaris Inc. Deferred Compensation Plan for Directors, as amended and restated, effective October 24, 2019, incorporated by reference to Exhibit 10.c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.d	Polaris Industries Inc. Senior Executive Annual Incentive Plan, as amended and restated effective February 27, 2018 incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

.e
Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders filed March 13, 2020.*

.f	Form of Nonqualified Stock Option Agreement (Single Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.g	Form of Nonqualified Stock Option Agreement (Double Trigger) made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 28, 2011), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2011.*

.h	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.i	Form of the Deferred Stock Unit Award Agreement for units of deferred stock granted to non-employee directors under the Company’s Amended and Restated 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2016.*

.j	Form of Nonqualified Stock Option Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 .*

.k	Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.hh to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.l	Form of Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.m	Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.n	Form of Nonqualified Stock Option Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.o
Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.p to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.p	Form of Nonqualified Stock Option Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.q
Form of Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.r to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.r	Form of Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.s to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.s
Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.t
Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.u	Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.v	Form of Nonqualified Stock Option Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.w	Form of Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.x	Form of Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.y	Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.z	Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.aa	Form of Restricted Stock Unit Award Agreement (Retention Grant) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.bb	Employment Offer Letter dated July 28, 2008 by and between the Company and Scott W. Wine, incorporated by reference to Exhibit 10.a to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.cc	Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.dd	Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.ee	Employment Offer Letter dated December 21, 2020 by and between the Company and Michael T. Speetzen.*

.ff	Employment Offer Letter dated December 21, 2020 by and between the Company and Robert P. Mack.*

.gg	Employment Offer letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.hh	Severance, Proprietary Information and Noncompetition Agreement entered into with Scott W. Wine, incorporated by reference to Exhibit 10.b to the Company’s Current Report on Form 8-K filed August 4, 2008.*

.ii	Severance Agreement entered into with Kenneth J. Pucel, incorporated by reference to Exhibit 10.ii to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.jj
Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.kk
Severance Agreement dated April 4, 2011 entered into with James P. Williams, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.ll
Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.mm	Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.nn	First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.oo	Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014, incorporated by reference to Exhibit 10.oo to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.pp	Third Amended and Restated Credit Agreement dated November 9, 2016 by and among Polaris Industries Inc., Polaris Sales Inc., any other Domestic Borrower (as defined therein) that thereafter becomes a party thereto, Polaris Sales Europe Sárl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank, N.A., PNC Bank, National Association and BMO Harris Bank N.A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

.qq	Fourth Amended and Restated Credit Agreement, dated July 2, 2018 by and among Polaris Industries Inc., Polaris Sales Europe Sàrl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and MUFG Bank, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.rr
Incremental Amendment to Fourth Amended and Restated Credit Agreement dated as of April 9, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2020.

.ss	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of May 26, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.tt
Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of January 15, 2021, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 19, 2021.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K of the Company for the year ended December 31, 2020 formatted in iXBRL.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 16, 2021.

POLARIS INC.
By:	/S/ MICHAEL T. SPEETZEN
Michael T. Speetzen
Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
 to

	Signature	Title	Date

	/S/ MICHAEL T. SPEETZEN	Interim Chief Executive Officer (Principal Executive Officer)	February 16, 2021
Michael T. Speetzen

	/S/ ROBERT P. MACK	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2021
Robert P. Mack

	*	Director	February 16, 2021
George W. Bilicic

	*	Director	February 16, 2021
Annette K. Clayton

	*	Director	February 16, 2021
Kevin M. Farr

	*	Director	February 16, 2021
Gary E. Hendrickson

	*	Director	February 16, 2021
Gwenne A. Henricks

	*	Director	February 16, 2021
Bernd F. Kessler

	*	Director	February 16, 2021
Lawrence D. Kingsley

	*	Director	February 16, 2021
Gwynne E. Shotwell

	*	Lead Director	February 16, 2021
John P. Wiehoff

*By:	/S/ MICHAEL T. SPEETZEN		February 16, 2021
(Michael T. Speetzen Attorney-in-Fact)
*    Michael T. Speetzen, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this report of Polaris Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.