Form 10-Q
period 2021-03-31
Polaris Inc.
filed 2021-04-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 20, 2021, 61,242,076 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2021

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$432.4	$634.7
Trade receivables, net	237.2	257.2
Inventories, net	1,339.9	1,177.6
Prepaid expenses and other	123.2	134.1
Income taxes receivable	0.4	3.9
Total current assets	2,133.1	2,207.5
Property and equipment, net	879.0	888.8
Investment in finance affiliate	46.8	59.4
Deferred tax assets	158.6	177.7
Goodwill and other intangible assets, net	1,070.8	1,083.7
Operating lease assets	118.9	125.4
Other long-term assets	106.5	90.2
Total assets	$4,513.7	$4,632.7
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$142.1	$142.1
Accounts payable	869.1	782.2
Accrued expenses:
Compensation	148.8	215.4
Warranties	139.9	140.8
Sales promotions and incentives	111.9	138.1
Dealer holdback	95.4	121.7
Other	283.2	292.4
Current operating lease liabilities	33.6	34.7
Income taxes payable	32.9	22.0
Total current liabilities	1,856.9	1,889.4
Long-term income taxes payable	15.3	14.4
Finance lease obligations	13.6	14.7
Long-term debt	1,278.1	1,293.9
Deferred tax liabilities	4.3	4.4
Long-term operating lease liabilities	87.1	92.3
Other long-term liabilities	179.5	166.5
Total liabilities	$3,434.8	$3,475.6
Deferred compensation	$17.9	$12.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 61.2 and 61.9 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,082.5	983.9
Retained earnings	48.8	218.4
Accumulated other comprehensive loss, net	(72.5)	(58.4)
Total shareholders’ equity	1,059.4	1,144.5
Noncontrolling interest	1.6	0.3
Total equity	1,061.0	1,144.8
Total liabilities and equity	$4,513.7	$4,632.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2021	2020
Sales	$1,951.1	$1,405.2
Cost of sales	1,470.6	1,112.3
Gross profit	480.5	292.9
Operating expenses:
Selling and marketing	145.9	150.2
Research and development	79.5	78.4
General and administrative	87.1	78.5
Total operating expenses	312.5	307.1
Income from financial services	16.2	19.7
Operating income	184.2	5.5
Non-operating expense:
Interest expense	11.5	16.2
Other (income) expense, net	(2.5)	0.9
Income (loss) before income taxes	175.2	(11.6)
Provision for income taxes	41.0	(6.2)
Net income (loss)	134.2	(5.4)
Net (income) loss attributable to noncontrolling interest	(0.1)	—
Net income (loss) attributable to Polaris Inc.	$134.1	$(5.4)
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$2.16	$(0.09)
Diluted	$2.11	$(0.09)
Weighted average shares outstanding:
Basic	62.0	61.9
Diluted	63.4	61.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$134.2	$(5.4)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(15.6)	(25.1)
Unrealized gain (loss) on derivative instruments	1.4	(10.3)
Retirement plan and other activity	0.1	0.1
Comprehensive income (loss)	120.1	(40.7)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	—
Comprehensive income (loss) attributable to Polaris Inc.	$120.0	$(40.7)
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.3	—	8.9	—	—	—	8.9
Deferred compensation	—	—	(0.5)	(5.1)	—	—	(5.6)
Proceeds from stock issuances under employee plans	1.5	—	129.3	—	—	—	129.3
Cash dividends declared (1)	—	—	—	(38.6)	—	—	(38.6)
Repurchase and retirement of common shares	(2.5)	—	(39.1)	(260.0)	—	—	(299.1)
Net income	—	—	—	134.1	—	0.1	134.2
Contributions	—	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	—	(14.1)	—	(14.1)
Balance, March 31, 2021	61.2	$0.6	$1,082.5	$48.8	$(72.5)	$1.6	$1,061.0

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.4	—	11.9	—	—	—	11.9
Deferred compensation	—	—	(0.5)	7.4	—	—	6.9
Proceeds from stock issuances under employee plans	—	—	2.3	—	—	—	2.3
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	(0.6)	—	(8.1)	(40.7)	—	—	(48.8)
Net loss	—	—	—	(5.4)	—	—	(5.4)
Other comprehensive loss	—	—	—	—	(35.3)	—	(35.3)
Balance, March 31, 2020	61.2	$0.6	$898.4	$210.6	$(108.0)	$0.2	$1,001.8
(1) Polaris Inc. declared a $0.63 dividend per share for the three month period ended March 31, 2021 and a $0.62 dividend per share for the three month period ended March 31, 2020.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating Activities:
Net income (loss)	$134.2	$(5.4)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	59.6	62.4
Noncash compensation	8.9	11.9
Noncash income from financial services	(2.6)	(7.8)
Deferred income taxes	19.1	0.8
Changes in operating assets and liabilities:
Trade receivables	14.2	18.0
Inventories	(169.7)	(121.5)
Accounts payable	90.7	106.3
Accrued expenses	(114.0)	(116.2)
Income taxes payable/receivable	15.6	(18.8)
Prepaid expenses and others, net	—	(1.1)
Net cash provided by (used for) operating activities	56.0	(71.4)
Investing Activities:
Purchase of property and equipment	(45.4)	(46.8)
Investment in finance affiliate, net	15.2	6.0
Net cash used for investing activities	(30.2)	(40.8)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	95.4	939.4
Repayments under debt arrangements / finance lease obligations	(111.3)	(469.2)
Repurchase and retirement of common shares	(299.1)	(48.8)
Cash dividends to shareholders	(38.6)	(38.0)
Proceeds from stock issuances under employee plans	129.3	2.3
Net cash provided by (used for) financing activities	(224.3)	385.7
Impact of currency exchange rates on cash balances	(4.3)	(4.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(202.8)	268.6
Cash, cash equivalents and restricted cash at beginning of period	657.5	196.3
Cash, cash equivalents and restricted cash at end of period	$454.7	$464.9

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$13.7	$17.4
Income taxes paid	$6.9	$8.5
Leased assets obtained for operating lease liabilities	$2.7	$7.4

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$432.4	$424.4
Other long-term assets	22.3	40.5
Total	$454.7	$464.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2021
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$51.2	$51.2	$—	$—
Total assets at fair value	$51.2	$51.2	$—	$—
Non-qualified deferred compensation liabilities	$(51.2)	$(51.2)	$—	$—
Foreign exchange contracts, net	(3.5)	—	(3.5)	—
Interest rate contracts, net	(15.1)	—	(15.1)	—
Total liabilities at fair value	$(69.8)	$(51.2)	$(18.6)	$—

	Fair Value Measurements as of December 31, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.3	$48.3	$—	$—
Total assets at fair value	$48.3	$48.3	$—	$—
Non-qualified deferred compensation liabilities	$(48.3)	$(48.3)	$—	$—
Foreign exchange contracts, net	(2.3)	—	(2.3)	—
Interest rate contracts, net	(18.1)	—	(18.1)	—
Total liabilities at fair value	$(68.7)	$(48.3)	$(20.4)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. At March 31, 2021 and December 31, 2020, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,507.8 million and $1,552.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,433.8 million and $1,450.7 million as of March 31, 2021 and December 31, 2020, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The major components of inventories are as follows (in millions):

	March 31, 2021	December 31, 2020
Raw materials and purchased components	$616.4	$533.5
Service parts, garments and accessories	327.0	330.5
Finished goods	467.2	381.3
Less: reserves	(70.7)	(67.7)
Inventories	$1,339.9	$1,177.6
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
The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$140.8	$136.2
Additions charged to expense	34.6	24.2
Warranty claims paid, net	(35.5)	(27.6)
Balance at end of period	$139.9	$132.8
New accounting pronouncements.
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of the ASU did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and are applicable to our contracts and hedging relationships that reference LIBOR. We are still evaluating whether to apply any of the expedients and/or exceptions included in these ASUs.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	Three months ended March 31, 2021
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$962.8	$140.4	$97.3	$—	$198.7	$1,399.2
PG&A	269.4	25.2	27.5	229.8	—	551.9
Total revenue	$1,232.2	$165.6	$124.8	$229.8	$198.7	$1,951.1

Revenue by geography
United States	$961.3	$98.2	$56.2	$219.8	$193.4	$1,528.9
Canada	112.0	5.8	1.0	10.0	5.3	134.1
EMEA	109.9	43.1	65.6	—	—	218.6
APLA	49.0	18.5	2.0	—	—	69.5
Total revenue	$1,232.2	$165.6	$124.8	$229.8	$198.7	$1,951.1

	Three months ended March 31, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$644.7	$109.8	$77.4	$—	$154.5	$986.4
PG&A	179.0	16.8	20.9	202.1	—	418.8
Total revenue	$823.7	$126.6	$98.3	$202.1	$154.5	$1,405.2

Revenue by geography
United States	$682.7	$77.8	$48.5	$194.0	$151.4	$1,154.4
Canada	52.0	4.6	1.5	8.1	3.1	69.3
EMEA	62.0	29.4	47.7	—	—	139.1
APLA	27.0	14.8	0.6	—	—	42.4
Total revenue	$823.7	$126.6	$98.3	$202.1	$154.5	$1,405.2
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
ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, and Boats segments
Wholegood vehicles, boats, and parts, garments and accessories. For the majority of wholegood vehicles, boats, and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the

Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over vehicles, boats, parts, garments or accessories has transferred to the customer as an expense in cost of sales.
Extended Service Contracts. The Company sells separately-priced service contracts that extend mechanical breakdown coverages beyond its base limited warranty agreements to vehicle owners (“ESCs”). The separately priced service contracts range from 12 months to 84 months. The Company primarily receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over parts, garments or accessories has transferred to the customer as an expense in cost of sales.
Deferred revenue
The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The Company expects to recognize approximately $40.8 million of the unearned amount over the next 12 months and $75.8 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$107.1	$81.6
New contracts sold	20.6	13.2
Less: reductions for revenue recognized	(11.1)	(9.2)
Balance at end of period (1)	$116.6	$85.6
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $40.8 million and $35.8 million at March 31, 2021 and 2020, respectively, while the amount recorded in other long-term liabilities totaled $75.8 million and $49.8 million at March 31, 2021 and 2020, respectively.

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

Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended March 31,
	2021	2020
Option awards	$3.0	$3.7
Other share-based awards	6.6	1.8
Total share-based compensation before tax	9.6	5.5
Tax benefit	2.3	1.3
Total share-based compensation expense included in net income (loss)	$7.3	$4.2
In addition to the above share-based compensation expenses, Polaris sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
At March 31, 2021, there was $91.4 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.66 years. Included in unrecognized share-based compensation expense is approximately $11.4 million related to stock options and $80.0 million for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate at March 31, 2021	Maturity	March 31, 2021	December 31, 2020
Revolving loan facility	—%	July 2023	$—	$—
Term loan facility	1.36%	July 2023	925.0	940.0
Senior notes—fixed rate	4.60%	May 2021	75.0	75.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.20%	Various through 2029	15.0	16.2
Notes payable and other	4.25%	Various through 2030	73.8	75.0
Debt issuance costs			(5.0)	(5.5)
Total debt, finance lease obligations, and notes payable			$1,433.8	$1,450.7
Less: current maturities			142.1	142.1
Total long-term debt, finance lease obligations, and notes payable			$1,291.7	$1,308.6
In December 2010, the Company entered into a Master Note Purchase Agreement to issue $75 million of unsecured senior notes due May 2021 (the “Senior Notes”). The Senior Notes were issued in May 2011. In July 2018, the Company entered into a Master Note Purchase Agreement to issue $350 million of unsecured senior notes due July 2028. There are $75 million of the senior notes classified as current maturities in the consolidated balance sheet as of March 31, 2021.
In July 2018, the Company amended its unsecured credit agreement to increase its revolving loan facility (the “revolving loan facility”) to $700 million and increase its term loan facility (the “term loan facility”) to $1,180 million, of which $925 million is outstanding as of March 31, 2021. The expiration date of the facility was extended to July 2023, and interest is charged at rates based on a LIBOR or “prime” base rate. The Company is required to make principal payments under the term loan facility of $59 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit agreement and the amended Master Note Purchase Agreements contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. Polaris was in compliance with all such covenants at March 31, 2021.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.

As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of March 31, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which Polaris built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $7.3 million is outstanding as of March 31, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, at March 31, 2021 and December 31, 2020 are as follows (in millions):

	March 31, 2021	December 31, 2020
Goodwill	$393.7	$397.3
Other intangible assets, net	677.1	686.4
Total goodwill and other intangible assets, net	$1,070.8	$1,083.7
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Goodwill	72.9	5.2	92.1	270.3	227.1	$667.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2020	$72.9	$5.2	$92.1	$—	$227.1	$397.3

Currency translation effect on foreign goodwill balances	(0.1)	—	(3.5)	—	—	(3.6)

Goodwill	72.8	5.2	88.6	270.3	227.1	664.0
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of March 31, 2021	$72.8	$5.2	$88.6	$—	$227.1	$393.7

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Goodwill	72.0	5.2	85.2	270.4	227.1	$659.9
Accumulated goodwill impairment losses	—	—	—	—	—	—
Balance as of December 31, 2019	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9

Currency translation effect on foreign goodwill balances	(0.5)	—	(0.9)	(0.1)	—	(1.5)

Goodwill	71.5	5.2	84.3	270.3	227.1	658.4
Accumulated goodwill impairment losses	—	—	—	—	—	—
Balance as of March 31, 2020	$71.5	$5.2	$84.3	$270.3	$227.1	$658.4

The components of other intangible assets were as follows ($ in millions):

	Weighted-average useful life (years)	March 31, 2021	December 31, 2020
Non-amortizable—indefinite lived:
Brand/trade names		$333.7	$334.3
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	17	460.3	460.3
Developed technology	5	9.8	9.9
Total amortizable	16	472.7	472.8
Less: Accumulated amortization		(129.3)	(120.7)
Net amortized other intangible assets		343.4	352.1
Total other intangible assets, net		$677.1	$686.4
Amortization expense for intangible assets was $8.7 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively. Estimated amortization expense for the remainder of 2021 through 2026 is as follows: 2021 (remainder), $24.6 million; 2022, $28.3 million; 2023, $25.7 million; 2024, $25.0 million; 2025, $25.0 million; 2026, $23.8 million; and after 2026, $191.0 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 6. Shareholders’ Equity
During the three months ended March 31, 2021, Polaris paid $299.1 million to repurchase approximately 2.5 million shares of its common stock. As of March 31, 2021, the Board of Directors has authorized the Company to repurchase up to an additional 0.1 million shares of Polaris stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.63 per share on March 15, 2021 to holders of record at the close of business on March 1, 2021. Cash dividends declared and paid per common share for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended March 31,
	2021	2020
Cash dividends declared and paid per common share	$0.63	$0.62
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

	Three months ended March 31,
	2021	2020
Weighted average number of common shares outstanding	61.6	61.4
Director Plan and deferred stock units	0.3	0.2
ESOP	0.1	0.3
Common shares outstanding—basic	62.0	61.9
Dilutive effect of restricted stock units	0.6	—
Dilutive effect of stock option awards	0.8	—
Common and potential common shares outstanding—diluted	63.4	61.9

During the three months ended March 31, 2021, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive was 1.0 million compared to 5.2 million for the same period in 2020. As a result of the Company’s net loss during the three months ended March 31, 2020, an additional 0.7 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(39.1)	$(15.5)	$(3.8)	$(58.4)
Reclassification to the statement of income	—	2.1	0.1	2.2
Change in fair value	(15.6)	(0.7)	—	(16.3)
Balance as of March 31, 2021	$(54.7)	$(14.1)	$(3.7)	$(72.5)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments and retirement plan activity for the three months ended March 31, 2021 and 2020 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended March 31,
		2021	2020
Foreign currency contracts	Other (income) expense, net	$(0.7)	$—
Foreign currency contracts	Cost of sales	0.6	0.5
Interest rate contracts	Interest expense	(2.0)	(0.5)
Retirement plan activity	Operating expenses	(0.1)	(0.1)
Total		$(2.2)	$(0.1)
The net amount of the existing gains or losses at March 31, 2021 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

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
Polaris’ total investment in Polaris Acceptance of $46.8 million at March 31, 2021 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. At March 31, 2021, the outstanding amount of net receivables financed for dealers under this arrangement was $518.7 million, which included $269.7 million in the Polaris Acceptance portfolio and $249.0 million of receivables within the Securitization Facility (“Securitized Receivables”).
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of Polaris’ United States sales of boats whereby Polaris receives payment within a few days of shipment of the product. Polaris has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At March 31, 2021, the potential aggregate repurchase obligation was approximately $156.0 million. Polaris’ financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Polaris has agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of Polaris products. Polaris’ income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.
Polaris also administers and provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. Polaris finances its self-insured risks related to extended service contracts, but does not retain any insurance or financial risk under any of the third-party arrangements. Polaris’ service fee income generated from these third-party arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income (loss).

Note 8. Commitments and Contingencies
Product liability. Polaris is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. Polaris self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. At March 31, 2021, the Company had an accrual of $71.0 million for the probable payment of pending claims related to product liability litigation associated with Polaris products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of March 31, 2021, the Company is party to three putative class actions pending against the Company in the United States. Two class actions allege that certain Polaris products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The third class action alleges that Polaris violated various California consumer protection laws related to rollover protection structure certification. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
At March 31, 2021 and December 31, 2020, the Company had the following open foreign currency contracts (in millions):

	March 31, 2021		December 31, 2020
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$34.2	$0.1	$26.0	$(0.5)
Canadian Dollar	176.7	(3.7)	169.8	(2.8)
Mexican Peso	17.2	0.1	13.5	1.0
Total	$228.1	$(3.5)	$209.3	$(2.3)
These contracts, with maturities through March 2022, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
At March 31, 2021 and December 31, 2020, the Company had the following open interest rate swap contracts (in millions):

		March 31, 2021		December 31, 2020
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$25.0	$(0.1)	$25.0	$(0.2)
September 30, 2019	September 30, 2023	150.0	(9.7)	150.0	(11.3)
March 3, 2020	February 28, 2023	400.0	(5.3)	400.0	(6.6)
Total		$575.0	$(15.1)	$575.0	$(18.1)
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

The table below summarizes the carrying values of derivative instruments as of March 31, 2021 and December 31, 2020 (in millions):

	Carrying Values of Derivative Instruments as of March 31, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$0.6	$(4.1)	$(3.5)
Interest rate contracts	—	(15.1)	(15.1)
Total derivatives designated as hedging instruments	$0.6	$(19.2)	$(18.6)

	Carrying Values of Derivative Instruments as of December 31, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.0	$(3.3)	$(2.3)
Interest rate contracts	—	(18.1)	(18.1)
Total derivatives designated as hedging instruments	$1.0	$(21.4)	$(20.4)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2021 was $1.4 million compared to $(10.3) million for the same respective period in 2020.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2021.

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

	Three months ended March 31,
	2021	2020
Sales
ORV/Snowmobiles	$1,232.2	$823.7
Motorcycles	165.6	126.6
Global Adjacent Markets	124.8	98.3
Aftermarket	229.8	202.1
Boats	198.7	154.5
Total sales	$1,951.1	$1,405.2
Gross profit
ORV/Snowmobiles	$327.4	$201.7
Motorcycles	8.0	(1.0)
Global Adjacent Markets	32.9	26.9
Aftermarket	61.3	46.3
Boats	46.4	29.7
Corporate	4.5	(10.7)
Total gross profit	$480.5	$292.9

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three month period ended March 31, 2021 compared to the three month period ended March 31, 2020. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2021 to the first quarter of 2020. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
The global spread of the novel coronavirus (COVID-19) has impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
As a result of COVID-19, our sales and profitability during the first quarter of 2020 were negatively impacted by the temporary suspension of select plant operations, which reduced our manufacture and shipment of products, as well as the temporary closures of certain dealers. During this period, sales and profitability were also negatively impacted by a decline in economic activity related to certain of our end markets, such as those served by Global Adjacent Markets and Aftermarket.
Beginning in the second quarter of 2020 and continuing through the first quarter of 2021 the Company has seen stronger than anticipated retail demand for our Powersports products as they provide an attractive social-distancing solution for new and existing Powersports customers. Our unit retail sales of ORVs, snowmobiles, and motorcycles to consumers in North America increased approximately 70 percent in the first quarter of 2021 as compared to the first quarter of 2020. Further, retail sales for Polaris boats also increased significantly during the first quarter of 2021. Polaris North American dealer inventory as of March 31, 2021 was down significantly as retail sales outpaced shipments.
Navigating the global supply chain as we seek to satisfy retail demand has been challenging. Due to the dynamics of the COVID-19 pandemic and other natural disasters, our supply chain and manufacturing operations experienced constraints caused by port delays and production-limiting disruptions. These disruptions are significant, widespread and impacting many manufacturers across various industries as well as Polaris. We expect commodity prices to remain elevated throughout the remainder of the year. These disruptions combined with the impact of elevated commodity prices are expected to negatively affect the Company’s profitability as the year continues. Further, these supply chain constraints, coupled with better than expected retail sales, will challenge our ability to replenish dealer inventory levels as we go throughout the year.
First quarter sales totaled $1,951.1 million, an increase of 39 percent from last year’s first quarter sales of $1,405.2 million. Our first quarter sales to North American customers increased 36 percent and our sales to customers outside of North America increased 59 percent. The increases were primarily driven by increased ORV and snowmobile shipments, as well as higher PG&A sales.
Our gross profit of $480.5 million increased 64 percent from $292.9 million in the comparable prior year first quarter. The increase in gross profit was driven by higher sales and lower promotions, partially offset by increased costs resulting from supply chain disruption. We reported net income of $134.1 million, or $2.11 per diluted share, compared to a 2020 first quarter net loss of $5.4 million, or $(0.09) per diluted share.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except percentages or share data)	2021	2020	Change 2021 vs. 2020
Sales	$1,951.1	$1,405.2	39%
Cost of sales	$1,470.6	$1,112.3	32%
Gross profit	$480.5	$292.9	64%
Percentage of sales	24.6%	20.8%	+378 bps
Operating expenses:
Selling and marketing	$145.9	$150.2	(3)%
Research and development	$79.5	$78.4	1%
General and administrative	$87.1	$78.5	11%
Total operating expenses	$312.5	$307.1	2%
Percentage of sales	16.0%	21.9%	-584 bps
Income from financial services	$16.2	$19.7	(18)%
Operating income	$184.2	$5.5	NM

Non-operating expense:
Interest expense	$11.5	$16.2	(29)%
Other (income) expense, net	$(2.5)	$0.9	NM
Income (loss) before income taxes	$175.2	$(11.6)	NM
Provision for income taxes	$41.0	$(6.2)	NM
Effective income tax rate	23.4%	53.8%	NM

Net income (loss)	$134.2	$(5.4)	NM
Net (income) loss attributable to noncontrolling interest	$(0.1)	$—	NM
Net income (loss) attributable to Polaris Inc.	$134.1	$(5.4)	NM

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$2.11	$(0.09)	NM
Weighted average diluted shares outstanding	63.4	61.9	2%
NM = not meaningful

Sales:
Sales for the quarter were $1,951.1 million, a 39 percent increase from $1,405.2 million of sales in the prior year, as the Company achieved growth across all segments and regions. The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2021
Volume	35%
Product mix and price	2
Currency	2
39%
Volume contributed a 35 percent increase to sales for the quarter driven by increased shipments in all segments, but most significantly ORV and snowmobile shipments, as well as higher PG&A sales. Product mix and price contributed a two percent increase for the quarter, primarily due to lower promotional spending. Currency contributed a two percent increase for the quarter.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2021	Percent of Total Sales	2020	Percent of Total Sales	Percent Change 2021 vs. 2020
United States	$1,528.9	78%	$1,154.4	82%	32%
Canada	134.1	7%	69.3	5%	94%
Other countries	288.1	15%	181.5	13%	59%
Total sales	$1,951.1	100%	$1,405.2	100%	39%

Sales in the United States increased 32 percent during the quarter compared to 2020, primarily driven by increased ORV, snowmobile, and boat shipments, as well as higher PG&A sales. The United States represented 78 percent of total company sales during the quarter.
Sales in Canada increased 94 percent during the quarter compared to 2020, primarily driven by increased ORV and snowmobile shipments. Currency rate movements had a favorable impact of 11 percentage points on quarter sales for 2021 compared to 2020. Sales in Canada represented seven percent of total Company sales during the quarter.
Sales in other countries, primarily in Europe, increased 59 percent during the quarter compared to 2020, primarily driven by increased ORV shipments. Currency rate movements had a favorable impact of 11 percentage points on quarter sales for 2021 compared to 2020. Sales in other countries represented 15 percent of total Company sales during the quarter.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2021	Percent of Total Cost of Sales	2020	Percent of Total Cost of Sales	Change 2021 vs. 2020
Purchased materials and services	$1,258.9	86%	$946.4	85%	33%
Labor and benefits	137.8	9%	98.4	9%	40%
Depreciation and amortization	39.3	3%	43.3	4%	(9)%
Warranty costs	34.6	2%	24.2	2%	43%
Total cost of sales	$1,470.6	100%	$1,112.3	100%	32%
Percentage of sales	75.4%		79.2%	-378 bps
For the first quarter, cost of sales increased 32 percent to $1,470.6 million compared to $1,112.3 million in 2020. Cost of sales increased during the quarter primarily due to increased ORV and snowmobile shipments, as well as higher PG&A sales.

 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, increased primarily due to lower promotional costs and the increase of sales volumes resulting in increased leverage of manufacturing fixed costs, partially offset by higher logistical costs and plant inefficiencies related to supplier constraints.
Operating Expenses:
Operating expenses increased two percent for the quarter, primarily driven by an increase in administrative expenses, partially offset by a decrease in advertising expenses. Operating expenses, as a percent of sales, decreased for the quarter primarily due to the increase of sales volumes in the current year.
Income from Financial Services:
Income from financial services decreased 18 percent for the quarter compared to 2020, primarily due to lower wholesale financing income from Polaris Acceptance, driven by lower dealer inventory levels, partially offset by higher retail credit income resulting from increased retail sales.
Interest Expense:
Interest expense decreased primarily due to lower debt levels during the quarter compared to the prior year.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
Income tax expense was $41.0 million, or 23.4% of income before income taxes, for the first quarter of 2021 compared with an income tax benefit of $6.2 million, or 53.8% of the loss before income taxes, for the first quarter of 2020. The decrease in the effective income tax rate for the first quarter of 2021 as compared to the same period in 2020 is primarily due to the impact of an increase in excess tax benefits related to share based compensation on pretax income generated in the quarter as compared to the reversal of uncertain tax positions due to statute of limitation lapses and the small pretax loss incurred during the first quarter of 2020 (as the impact of favorable discrete items increases with low negative pretax earnings). The effects of the American Rescue Plan Act had no material impact on the effective tax rate for the first quarter of 2021 and there is no anticipated material impact on the effective tax rate in future periods.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly periods, weighted average diluted shares outstanding was up two percent compared to the comparable prior year period, primarily due to the increased dilution of weighted shares and options outstanding, partially offset by share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.63 per share on March 15, 2021 to holders of record at the close of business on March 1, 2021.

Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020
ORV/Snowmobiles	$1,232.2	63%	$823.7	59%	50%
Motorcycles	165.6	9%	126.6	9%	31%
Global Adjacent Markets	124.8	6%	98.3	7%	27%
Aftermarket	229.8	12%	202.1	14%	14%
Boats	198.7	10%	154.5	11%	29%
Total sales	$1,951.1	100%	$1,405.2	100%	39%

	Three months ended March 31,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020
ORV/Snowmobiles	$327.4	26.6%	$201.7	24.5%	62%
Motorcycles	8.0	4.9%	(1.0)	(0.8)%	NM
Global Adjacent Markets	32.9	26.3%	26.9	27.4%	22%
Aftermarket	61.3	26.7%	46.3	22.9%	32%
Boats	46.4	23.4%	29.7	19.2%	56%
Corporate	4.5		(10.7)
Total gross profit dollars	$480.5		$292.9		64%
Percentage of sales	24.6%		20.8%	+378 bps
NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A, were $1,124.9 million for the quarter compared to $794.2 million in the comparable prior year period. The increase of 42 percent in the quarter was driven by broad-based demand and shipments across ATV and side-by-side product lines, including PG&A. ORV sales outside of North America increased 76 percent for the quarter. The average ORV per unit sales price increased approximately six percent for the quarter compared to 2020, driven by lower promotional costs.
Additional information on our end markets:
•Polaris North America ATV unit retail sales up approximately 100 percent
•Polaris North America side-by-side unit retail sales up approximately 70 percent
•Total Polaris North America ORV unit retail sales up approximately 80 percent
•Estimated North America industry ORV unit retail sales up approximately 60 percent
•Total Polaris North America ORV dealer inventories down approximately 75 percent
Snowmobiles sales, inclusive of PG&A sales, were $107.3 million for the quarter compared to $29.5 million in the comparable prior year period. The increase in the quarter was driven primarily by increased snowmobile shipments as a result of strong retail sales and higher PG&A sales.
Additional information on our end markets:
•Polaris North America snowmobile unit retail sales up low-twenties percent
•Polaris North America snowmobile unit retail sales for 12-month season ending March 2021 up mid-twenties percent
•Estimated North America industry snowmobile unit retail sales up mid-single digits percent
•Estimated North America industry snowmobile unit retail sales for 12-month season ending March 2021 up mid-teens percent
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, increased primarily due to strong retail demand driving lower promotional and floor-plan finance spending, partially offset by supply chain constraints.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, increased 31 percent for the quarter, driven by increased Indian motorcycle and Slingshot shipments as a result of strong retail sales and higher PG&A sales. Sales of motorcycles to customers outside of North America increased 40 percent for the quarter. The average per unit sales price for the Motorcycles segment was down two percent compared to the comparable prior year period due to unfavorable product mix.
Additional information on our end markets:
•Indian Motorcycle North America unit retail sales up low-sixties percent
•Polaris North America 900cc cruiser, touring (including Slingshot), and standard unit retail sales up low-seventies percent
•Estimated North America industry 900cc cruiser, touring, and standard unit retail sales up high-thirties percent

•Estimated Polaris North America motorcycle dealer inventories down approximately 40 percent
Gross profit, as a percentage of sales, increased during the quarter primarily due to lower promotional costs, as well as the increase of sales volumes resulting in increased leverage of manufacturing fixed costs, partially offset by unfavorable product mix, higher logistical costs, and plant inefficiencies related to supplier constraints.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, increased 27 percent for the quarter driven by increases in demand in North America and EMEA. Sales to customers outside of North America increased 40 percent for the quarter.
Gross profit, as a percentage of sales, decreased for the quarter primarily due to unfavorable product mix, partially offset by higher pricing.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased 14 percent for the quarter, driven by growth at both TAP and the other aftermarket brands.
Gross profit, as a percentage of sales, increased during the quarter primarily due to improved product margins from changes in mix, pricing and promotions, as well as the increase of sales volumes resulting in increased leverage of fixed costs.
Boats:
Boats revenue increased 29 percent for the quarter, primarily due to increased production levels driven by retail demand across all three brands, Bennington, Godfrey, and Hurricane.
Additional information on our end markets:
•Polaris U.S pontoon unit retail sales up low-seventies percent
•Estimated U.S. industry pontoon unit retail sales up low-sixties percent
Gross profit, as a percentage of sales, increased during the quarter primarily due to favorable product mix and the increase of sales volumes resulting in increased leverage of manufacturing fixed costs, partially offset by supply chain-driven plant inefficiencies.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2021	2020	Change
Total cash provided by (used for):
Operating activities	$56.0	$(71.4)	$127.4
Investing activities	(30.2)	(40.8)	10.6
Financing activities	(224.3)	385.7	(610.0)
Impact of currency exchange rates on cash balances	(4.3)	(4.9)	0.6
Increase (decrease) in cash, cash equivalents and restricted cash	$(202.8)	$268.6	$(471.4)

Operating Activities:
Net cash provided by operating activities was $56.0 million for the three months ended March 31, 2021, compared to net cash used for operating activities of $71.4 million for the same period in 2020. The $127.4 million increase in net cash provided by operating activities was primarily the result of higher net income, partially offset by higher working capital additions due to increases in inventory driven by strong end-market demand.
Investing Activities:
Net cash used for investing activities was $30.2 million for the three months ended March 31, 2021, compared to $40.8 million for the same period in 2020. The primary sources and uses of cash were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. An increase in cash distributions from Polaris Acceptance resulted in less cash used for investing activities compared to the prior year.
Financing Activities:
Net cash used for financing activities was $224.3 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $385.7 million for the same period in 2020. The change was primarily the result of significant borrowing activity in 2020 to maximize liquidity during the COVID-19 economic slowdown. We recorded $15.9 million of net repayments for the three months ended March 31, 2021, compared to $470.2 million of net borrowings for the comparable period in 2020. The change was also driven by higher share repurchases in the current year, partially offset by stock issuances under employee plans. We paid cash dividends of $38.6 million and $38.0 million for the three months ended March 31, 2021 and 2020, respectively. Total common stock repurchases were $299.1 million and $48.8 million for the three months ended March 31, 2021 and 2020, respectively, and proceeds from the issuance of stock under employee plans were $129.3 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.
Financing Arrangements:
We are party to an unsecured credit agreement, which includes a $700.0 million variable interest rate revolving loan facility that expires in July 2023, under which we have unsecured borrowings. As of March 31, 2021 there were no borrowings outstanding under this arrangement. Our credit agreement also includes a term loan facility, on which $925.0 million is outstanding as of March 31, 2021. Interest is charged at rates based on LIBOR or “prime” for these agreements. As of March 31, 2021, we had $695.3 million of availability on the revolving loan facility. The Company is also party to an unsecured Master Note Purchase Agreement, as amended and supplemented. At March 31, 2021, outstanding borrowings under the agreement totaled $425.0 million.
The credit agreement and the amended Master Note Purchase Agreement contain covenants that require Polaris to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. Polaris was in compliance with all such covenants at March 31, 2021.
As a component of the Boat Holdings merger agreement, Polaris has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million is outstanding as of March 31, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
Debt, finance lease obligations, notes payable, and the average related interest rates at March 31, 2021 were as follows:

($ in millions)	Average interest rate at March 31, 2021	Maturity	March 31, 2021
Revolving loan facility	—%	July 2023	$—
Term loan facility	1.36%	July 2023	925.0
Senior notes—fixed rate	4.60%	May 2021	75.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.20%	Various through 2029	15.0
Notes payable and other	4.25%	Various through 2030	73.8
Debt issuance costs			(5.0)
Total debt, finance lease obligations, and notes payable			$1,433.8
Less: current maturities			142.1
Long-term debt, finance lease obligations, and notes payable			$1,291.7

As of March 31, 2021, we were in compliance with all debt covenants. Our debt to total capital ratio was 58 percent at March 31, 2021. Additionally, at March 31, 2021, we had letters of credit outstanding of $24.0 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
Our Board of Directors has authorized the cumulative repurchase of up to 90.5 million shares of our common stock. Of that total, approximately 90.4 million shares have been repurchased cumulatively from 1996 through March 31, 2021. We repurchased approximately 2.5 million shares of our common stock for $299.1 million during the first three months of 2021, which increased diluted earnings per share by four cents. We have authorization from our Board of Directors to repurchase up to an additional 0.1 million shares of our common stock as of March 31, 2021. The repurchase of any or all such shares authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. At March 31, 2021, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $518.7 million, a 63 percent decrease from $1,403.6 million at March 31, 2020, as a result of lower dealer inventory in the current year.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance at March 31, 2021 was $46.8 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
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
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. At March 31, 2021, the potential aggregate repurchase obligation was approximately $156.0 million. Our financial exposure under this arrangement is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitation referred to above.

Retail Customer Financing Arrangements:
We have agreements with certain financial institutions, under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. At March 31, 2021, the agreements in place were as follows:

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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of March 31, 2021:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$34.2	$0.76 to 1 AUD
Canadian Dollar	Long	176.7	$0.77 to 1 CAD
Mexican Peso	Short	17.2	21 Peso to $1
During the quarter ended March 31, 2021, after consideration of the existing foreign currency hedging contracts, foreign currencies had a positive impact on net income compared to 2020. We expect currencies to have a positive impact on net income in 2021 compared to 2020.
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into the Company’s end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not currently hedge commodity prices. Based on our current outlook for commodity prices, which we expect to remain high, the total impact of commodities, including tariff costs, is expected to have a negative impact on our gross profit margins for 2021 when compared to 2020.
We are a party to a credit agreement with various lenders consisting of a revolving loan facility, a term loan facility, and an incremental term loan. Interest accrues on the revolving loan facility and incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At March 31, 2021, we had no outstanding balance on the revolving loan facility and an outstanding balance of $925.0 million on the term loan facility.
We have entered into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, we will pay interest based upon a fixed rate and receive variable rate interest payments based on the one-month LIBOR.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

Note Regarding Forward Looking Statements
This report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, shipments, net income, net income per share, future cash flows and capital requirements, operational initiatives, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.

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

Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you to consult the other factors identified in Part I, Item 1A - Risk Factors of Polaris’s Annual Report on Form 10-K for the year ended December 31, 2020 and any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed with or furnished to the Securities and Exchange Commission.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
As of the date hereof, we are party to three putative class actions pending against Polaris in the U.S., all of which were previously reported in the Company’s 10-K annual report for the period ended December 31, 2020.
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
The second putative class action is also pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on Sportsman ATV, seeking damages for alleged economic loss: Riley Johannessohn, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. On March 31, 2020, the district court judge denied class certification. The plaintiffs appealed denial of class certification to the Eighth Circuit. The Court heard oral arguments on April 13, 2021. We are awaiting the Court’s decision.
The third putative class action is pending in the United States District Court for the Central District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019. Fact discovery has now closed while expert discovery and motion practice continues.
With respect to each of these three putative class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2020 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2021	263,000	$117.85	263,000	2,319,000
February 1 — 28, 2021	1,585,000	$120.01	1,585,000	734,000
March 1 — 31, 2021	608,000	$128.06	608,000	126,000
Total	2,456,000	$121.77	2,456,000	126,000
(1) The Board of Directors has authorized additional shares for repurchase in January of 2016, at which time it authorized the Company to repurchase 10.4 million shares of the Company’s common stock (the “Program”). Of that total, 0.1 million shares remain available for repurchase under the Program. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

10.a	Severance Agreement dated August 18, 2011 entered into with Steven Menneto.*

10.b	Employment Offer Letter dated April 27, 2016 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.c	Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman, incorporated by reference to Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.d	Severance Agreement entered into with Robert Mack, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on April 27, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income (Loss) for the three month periods ended March 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2021 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 27, 2021	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Interim Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2021	/s/ ROBERT P. MACK
Robert P. Mack Interim Chief Financial Officer (Principal Financial and Accounting Officer)