Form 10-Q
period 2021-06-30
Polaris Inc.
filed 2021-07-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 20, 2021, 60,589,994 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2021

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$288.8	$634.7
Trade receivables, net	220.3	257.2
Inventories, net	1,514.9	1,177.6
Prepaid expenses and other	109.1	134.1
Income taxes receivable	0.3	3.9
Total current assets	2,133.4	2,207.5
Property and equipment, net	900.4	888.8
Investment in finance affiliate	29.3	59.4
Deferred tax assets	159.2	177.7
Goodwill and other intangible assets, net	1,063.9	1,083.7
Operating lease assets	123.9	125.4
Other long-term assets	115.1	90.2
Total assets	$4,525.2	$4,632.7
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$53.1	$142.1
Accounts payable	899.3	782.2
Accrued expenses:
Compensation	211.4	215.4
Warranties	142.2	140.8
Sales promotions and incentives	59.7	138.1
Dealer holdback	97.4	121.7
Other	288.4	292.4
Current operating lease liabilities	35.4	34.7
Income taxes payable	35.2	22.0
Total current liabilities	1,822.1	1,889.4
Long-term income taxes payable	16.1	14.4
Finance lease obligations	13.4	14.7
Long-term debt	1,264.8	1,293.9
Deferred tax liabilities	4.3	4.4
Long-term operating lease liabilities	90.9	92.3
Other long-term liabilities	179.4	166.5
Total liabilities	$3,391.0	$3,475.6
Deferred compensation	$11.9	$12.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 60.6 and 61.9 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,110.0	983.9
Retained earnings	73.5	218.4
Accumulated other comprehensive loss, net	(63.5)	(58.4)
Total shareholders’ equity	1,120.6	1,144.5
Noncontrolling interest	1.7	0.3
Total equity	1,122.3	1,144.8
Total liabilities and equity	$4,525.2	$4,632.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$2,117.2	$1,511.8	$4,068.3	$2,917.0
Cost of sales	1,565.8	1,179.1	3,036.4	2,291.4
Gross profit	551.4	332.7	1,031.9	625.6
Operating expenses:
Selling and marketing	154.2	119.6	300.1	269.8
Research and development	88.8	66.8	168.3	145.2
General and administrative	107.5	87.9	194.6	166.4
Goodwill and other intangible asset impairments	—	379.2	—	379.2
Total operating expenses	350.5	653.5	663.0	960.6
Income from financial services	13.7	25.4	29.9	45.1
Operating income (loss)	214.6	(295.4)	398.8	(289.9)
Non-operating expense:
Interest expense	10.7	17.9	22.2	34.1
Other (income) expense, net	(3.2)	0.8	(5.7)	1.7
Income (loss) before income taxes	207.1	(314.1)	382.3	(325.7)
Provision for income taxes	48.6	(78.7)	89.6	(84.9)
Net income (loss)	158.5	(235.4)	292.7	(240.8)
Net income attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Net income (loss) attributable to Polaris Inc.	$158.4	$(235.4)	$292.5	$(240.8)
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$2.58	$(3.82)	$4.75	$(3.90)
Diluted	$2.52	$(3.82)	$4.63	$(3.90)
Weighted average shares outstanding:
Basic	61.3	61.6	61.6	61.7
Diluted	62.8	61.6	63.1	61.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$158.5	$(235.4)	$292.7	$(240.8)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7.1	10.5	(8.5)	(14.6)
Unrealized gain (loss) on derivative instruments	1.8	(2.1)	3.2	(12.4)
Retirement plan and other activity	0.1	—	0.2	0.1
Comprehensive income (loss)	167.5	(227.0)	287.6	(267.7)
Comprehensive income attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Comprehensive income (loss) attributable to Polaris Inc.	$167.4	$(227.0)	$287.4	$(267.7)
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2021	61.2	$0.6	$1,082.5	$48.8	$(72.5)	$1.6	$1,061.0
Employee stock compensation	—	—	20.8	—	—	—	20.8
Deferred compensation	—	—	3.4	2.6	—	—	6.0
Proceeds from stock issuances under employee plans	0.2	—	16.8	—	—	—	16.8
Cash dividends declared (1)	—	—	—	(38.4)	—	—	(38.4)
Repurchase and retirement of common shares	(0.8)	—	(13.5)	(97.9)	—	—	(111.4)
Net income	—	—	—	158.4	—	0.1	158.5
Other comprehensive income	—	—	—	—	9.0	—	9.0
Balance, June 30, 2021	60.6	0.6	1,110.0	73.5	(63.5)	1.7	1,122.3

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2020	61.2	$0.6	$898.4	$210.6	$(108.0)	$0.2	$1,001.8
Employee stock compensation	—	—	19.8	—	—	—	19.8
Deferred compensation	—	—	(1.4)	(6.1)	—	—	(7.5)
Proceeds from stock issuances under employee plans	0.1	—	4.6	—	—	—	4.6
Cash dividends declared (1)	—	—	—	(38.0)	—	—	(38.0)
Repurchase and retirement of common shares	—	—	(0.1)	(0.4)	—	—	(0.5)
Net loss	—	—	—	(235.4)	—	—	(235.4)
Other comprehensive income	—	—	—	—	8.4	—	8.4
Balance, June 30, 2020	61.3	0.6	921.3	(69.3)	(99.6)	0.2	753.2
(1) Polaris Inc. declared a $0.63 dividend per share for the three month period ended June 30, 2021 and a $0.62 dividend per share for the three month period ended June 30, 2020.

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.3	—	29.7	—	—	—	29.7
Deferred compensation	—	—	2.9	(2.5)	—	—	0.4
Proceeds from stock issuances under employee plans	1.7	—	146.1	—	—	—	146.1
Cash dividends declared (2)	—	—	—	(77.0)	—	—	(77.0)
Repurchase and retirement of common shares	(3.3)	—	(52.6)	(357.9)	—	—	(410.5)
Net income	—	—	—	292.5	—	0.2	292.7
Contributions	—	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	—	(5.1)	—	(5.1)
Balance June 30, 2021	60.6	$0.6	$1,110.0	$73.5	$(63.5)	$1.7	$1,122.3

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.4	—	31.7	—	—	—	31.7
Deferred compensation	—	—	(1.9)	1.3	—	—	(0.6)
Proceeds from stock issuances under employee plans	0.1	—	6.9	—	—	—	6.9
Cash dividends declared (2)	—	—	—	(76.0)	—	—	(76.0)
Repurchase and retirement of common shares	(0.6)	—	(8.2)	(41.1)	—	—	(49.3)
Net loss	—	—	—	(240.8)	—	—	(240.8)
Other comprehensive loss	—	—	—	—	(26.9)	—	(26.9)
Balance June 30, 2020	61.3	$0.6	$921.3	$(69.3)	$(99.6)	$0.2	$753.2
(2) Polaris Inc. declared a $1.26 dividend per share for the six month period ended June 30, 2021 and a $1.24 dividend per share for the six month period ended June 30, 2020.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating Activities:
Net income (loss)	$292.7	$(240.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118.3	127.1
Noncash compensation	25.2	31.7
Noncash income from financial services	(4.3)	(11.9)
Deferred income taxes	18.7	(92.6)
Goodwill and other intangible asset impairments	—	379.2
Changes in operating assets and liabilities:
Trade receivables	33.7	(6.2)
Inventories	(341.3)	91.8
Accounts payable	119.5	95.3
Accrued expenses	(92.2)	(77.8)
Income taxes payable/receivable	18.8	12.0
Prepaid expenses and others, net	6.5	1.9
Net cash provided by operating activities	195.6	309.7
Investing Activities:
Purchase of property and equipment	(114.4)	(88.1)
Investment in finance affiliate, net	34.3	50.6
Net cash used for investing activities	(80.1)	(37.5)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	499.9	1,288.7
Repayments under debt arrangements / finance lease obligations	(619.0)	(1,054.9)
Repurchase and retirement of common shares	(410.5)	(49.3)
Cash dividends to shareholders	(77.0)	(76.0)
Proceeds from stock issuances under employee plans	146.1	6.9
Net cash provided by (used for) financing activities	(460.5)	115.4
Impact of currency exchange rates on cash balances	(1.9)	(3.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(346.9)	384.5
Cash, cash equivalents and restricted cash at beginning of period	657.5	196.3
Cash, cash equivalents and restricted cash at end of period	$310.6	$580.8

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$21.4	$35.4
Income taxes paid (refunded)	$53.2	$(8.4)
Leased assets obtained for operating lease liabilities	$14.9	$12.4

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$288.8	$544.4
Other long-term assets	21.8	36.4
Total	$310.6	$580.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2021
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.4	$48.4	$—	$—
Total assets at fair value	$48.4	$48.4	$—	$—
Non-qualified deferred compensation liabilities	$(48.4)	$(48.4)	$—	$—
Foreign exchange contracts, net	(2.5)	—	(2.5)	—
Interest rate contracts, net	(13.7)	—	(13.7)	—
Total liabilities at fair value	$(64.6)	$(48.4)	$(16.2)	$—

	Fair Value Measurements as of December 31, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.3	$48.3	$—	$—
Total assets at fair value	$48.3	$48.3	$—	$—
Non-qualified deferred compensation liabilities	$(48.3)	$(48.3)	$—	$—
Foreign exchange contracts, net	(2.3)	—	(2.3)	—
Interest rate contracts, net	(18.1)	—	(18.1)	—
Total liabilities at fair value	$(68.7)	$(48.3)	$(20.4)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,411.5 million and $1,552.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,331.3 million and $1,450.7 million as of June 30, 2021 and December 31, 2020, respectively.
Inventories. Inventory costs include material, labor and manufacturing overhead costs, including depreciation expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at the lower of cost or net realizable value with substantially all inventories recorded using the first-in, first-out method. Finished goods include products that are completed and ready for sale or substantially completed as the product has gone through the primary manufacturing and assembly process. The major components of inventories are as follows (in millions):

	June 30, 2021	December 31, 2020
Raw materials and purchased components	$679.5	$533.5
Service parts, garments and accessories	350.8	330.5
Finished goods	560.7	381.3
Less: reserves	(76.1)	(67.7)
Inventories	$1,514.9	$1,177.6
Product warranties. The Company typically provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. The Company provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. The Company’s standard warranties require the Company, generally through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty reserve include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls, and changes in sales volume.
The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$139.9	$132.8	$140.8	$136.2
Additions charged to expense	35.8	29.8	70.4	54.0
Warranty claims paid, net	(33.5)	(28.4)	(69.0)	(56.0)
Balance at end of period	$142.2	$134.2	$142.2	$134.2
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
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and are applicable to the Company’s contracts and hedging relationships that reference LIBOR. The Company is still evaluating whether to apply any of the expedients and/or exceptions included in these ASUs.

There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	Three months ended June 30, 2021
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,032.9	$177.7	$125.6	$—	$197.6	$1,533.8
PG&A	281.4	34.0	28.5	239.5	—	583.4
Total revenue	$1,314.3	$211.7	$154.1	$239.5	$197.6	$2,117.2

Revenue by geography
United States	$1,029.3	$130.5	$76.0	$229.3	$191.2	$1,656.3
Canada	123.0	9.8	0.7	10.2	6.2	149.9
EMEA	92.7	44.1	74.8	—	0.2	211.8
APLA	69.3	27.3	2.6	—	—	99.2
Total revenue	$1,314.3	$211.7	$154.1	$239.5	$197.6	$2,117.2

	Three months ended June 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$737.3	$118.3	$62.4	$—	$132.2	$1,050.2
PG&A	215.6	23.0	15.5	207.5	—	461.6
Total revenue	$952.9	$141.3	$77.9	$207.5	$132.2	$1,511.8

Revenue by geography
United States	$795.6	$90.2	$39.1	$198.8	$129.7	$1,253.4
Canada	52.8	4.2	0.1	8.7	2.5	68.3
EMEA	62.8	26.5	37.2	—	—	126.5
APLA	41.7	20.4	1.5	—	—	63.6
Total revenue	$952.9	$141.3	$77.9	$207.5	$132.2	$1,511.8

	Six months ended June 30, 2021
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,995.7	$318.1	$222.9	$—	$396.3	$2,933.0
PG&A	550.8	59.2	56.0	469.3	—	1,135.3
Total revenue	$2,546.5	$377.3	$278.9	$469.3	$396.3	$4,068.3

Revenue by geography
United States	$1,990.6	$228.7	$132.2	$449.1	$384.6	$3,185.2
Canada	235.0	15.6	1.7	20.2	11.5	284.0
EMEA	202.6	87.2	140.4	—	0.2	430.4
APLA	118.3	45.8	4.6	—	—	168.7
Total revenue	$2,546.5	$377.3	$278.9	$469.3	$396.3	$4,068.3

	Six months ended June 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,382.0	$228.1	$139.8	$—	$286.7	$2,036.6
PG&A	394.6	39.8	36.4	409.6	—	880.4
Total revenue	$1,776.6	$267.9	$176.2	$409.6	$286.7	$2,917.0

Revenue by geography
United States	$1,478.3	$168.0	$87.6	$392.8	$281.1	$2,407.8
Canada	104.8	8.8	1.6	16.8	5.6	137.6
EMEA	124.8	55.9	84.9	—	—	265.6
APLA	68.7	35.2	2.1	—	—	106.0
Total revenue	$1,776.6	$267.9	$176.2	$409.6	$286.7	$2,917.0
With respect to wholegood vehicles, boats, and parts, garments and accessories (“PG&A”), revenue is recognized when the Company transfers control of the product to the customer. With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. When the right of return exists, the Company adjusts the consideration for the estimated effect of returns. The Company estimates expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s limited warranties are recognized as expense when the products are sold. The Company recognizes revenue for vehicle service contracts that extend mechanical and maintenance coverage beyond the Company’s limited warranties over the life of the contract. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, and Boats segments
Wholegood vehicles, boats, and parts, garments and accessories. For the majority of wholegood vehicles, boats, and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. When the right of return exists, the Company adjusts the consideration for the estimated effect of returns. The Company estimates expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future. The

Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed.
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
The Company expects to recognize approximately $43.1 million of the unearned amount over the next 12 months and $80.6 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$116.6	$85.6	$107.1	$81.6
New contracts sold	18.0	13.6	38.6	26.8
Less: reductions for revenue recognized	(10.9)	(9.4)	(22.0)	(18.6)
Balance at end of period (1)	$123.7	$89.8	$123.7	$89.8
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $43.1 million and $32.4 million as of June 30, 2021 and 2020, respectively, while the amount recorded in other long-term liabilities totaled $80.6 million and $57.4 million as of June 30, 2021 and 2020, respectively.

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

Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Option awards	$2.3	$5.9	$5.3	$9.6
Other share-based awards	11.5	15.4	18.1	17.2
Total share-based compensation before tax	13.8	21.3	23.4	26.8
Tax benefit	3.3	5.1	5.6	6.4
Total share-based compensation expense included in net income (loss)	$10.5	$16.2	$17.8	$20.4
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of June 30, 2021, there was $81.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.47 years. Included in unrecognized share-based compensation expense was approximately $10.3 million related to stock options and $70.8 million for restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of June 30, 2021	Maturity	June 30, 2021	December 31, 2020
Revolving loan facility	—%	June 2026	$—	$—
Term loan facility	1.23%	June 2026	900.0	940.0
Senior notes—fixed rate	4.60%	May 2021	—	75.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.23%	Various through 2029	14.8	16.2
Notes payable and other	4.25%	Various through 2030	73.8	75.0
Debt issuance costs			(7.3)	(5.5)
Total debt, finance lease obligations, and notes payable			$1,331.3	$1,450.7
Less: current maturities			53.1	142.1
Total long-term debt, finance lease obligations, and notes payable			$1,278.2	$1,308.6
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In May 2011 , the Company issued $75 million of unsecured senior notes due May 2021. The Senior Notes were were fully repaid in May 2021. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $900 million was outstanding as of June 30, 2021. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion and extend the expiration date to June 2026. Interest is charged at rates based on a LIBOR or “prime” base rate. The Company is required to make principal payments under the Term Loan Facility of $45 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of June 30, 2021.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.

As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million was outstanding as of June 30, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which the Company built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $7.3 million was outstanding as of June 30, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 5. Goodwill and Other Intangible Assets
The Company performed quantitative goodwill and indefinite-lived intangible asset impairment tests in the second quarter of 2020. As a result, Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit. Further, during the second quarter of 2020, the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the second quarter, there is no remaining goodwill for the Aftermarket reporting unit. The charges are included in goodwill and other intangible asset impairments on the consolidated statements income. The impairments resulted in a $90.3 million income tax benefit (deferred tax asset) associated with the remaining tax-deductible basis in goodwill and intangibles.
Goodwill and other intangible assets, net of accumulated amortization, as of June 30, 2021 and December 31, 2020 are as follows (in millions):

	June 30, 2021	December 31, 2020
Goodwill	$395.1	$397.3
Other intangible assets, net	668.8	686.4
Total goodwill and other intangible assets, net	$1,063.9	$1,083.7

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2021 and 2020 are as follows (in millions):

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Goodwill	72.9	5.2	92.1	270.3	227.1	$667.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2020	$72.9	$5.2	$92.1	$—	$227.1	$397.3

Currency translation effect on foreign goodwill balances	0.2	—	(2.4)	—	—	(2.2)

Goodwill	73.1	5.2	89.7	270.3	227.1	665.4
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of June 30, 2021	$73.1	$5.2	$89.7	$—	$227.1	$395.1

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Goodwill	72.0	5.2	85.2	270.4	227.1	$659.9
Accumulated goodwill impairment losses	—	—	—	—	—	—
Balance as of December 31, 2019	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9

Impairments	—	—	—	(270.3)	—	(270.3)
Currency translation effect on foreign goodwill balances	(0.3)	—	0.3	(0.1)	—	(0.1)

Goodwill	71.7	5.2	85.5	270.3	227.1	659.8
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of June 30, 2020	$71.7	$5.2	$85.5	$—	$227.1	$389.5
The components of other intangible assets were as follows ($ in millions):

	Weighted-average useful life (years)	June 30, 2021	December 31, 2020
Non-amortizable—indefinite lived:
Brand/trade names		$333.9	$334.3
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	17	460.3	460.3
Developed technology	5	9.8	9.9
Total amortizable	16	472.7	472.8
Less: Accumulated amortization		(137.8)	(120.7)
Net amortized other intangible assets		334.9	352.1
Total other intangible assets, net		$668.8	$686.4
Amortization expense for intangible assets was $8.5 million and $8.8 million for the three months ended June 30, 2021 and 2020, respectively, and $17.2 million and $18.8 million for the six months ended June 30, 2021 and 2020, respectively. Estimated amortization expense for the remainder of 2021 through 2026 is as follows: 2021 (remainder), $16.1 million; 2022, $28.3 million; 2023, $25.7 million; 2024, $25.0 million; 2025, $25.0 million; 2026, $23.8 million; and after 2026, $191.0 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 6. Shareholders’ Equity
During the six months ended June 30, 2021, the Company paid $410.5 million to repurchase approximately 3.3 million shares of its common stock. As of June 30, 2021, the Board of Directors has authorized the Company to repurchase up to an additional $888.8 million of the Company’s common stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.63 per share on June 15, 2021 to holders of record at the close of business on June 1, 2021. Cash dividends declared and paid per common share for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash dividends declared and paid per common share	$0.63	$0.62	$1.26	$1.24
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding	61.0	61.3	61.3	61.3
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.1	0.1	0.1	0.2
Common shares outstanding—basic	61.3	61.6	61.6	61.7
Dilutive effect of restricted stock units	0.7	—	0.7	—
Dilutive effect of stock option awards	0.8	—	0.8	—
Common and potential common shares outstanding—diluted	62.8	61.6	63.1	61.7
During the three and six months ended June 30, 2021, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive were 0.6 million and 0.8 million, respectively, compared to 5.3 million and 5.2 million for the same periods in 2020. As a result of the Company’s net loss during the three and six month periods ended June 30, 2020, an additional 0.5 million and 0.6 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(39.1)	$(15.5)	$(3.8)	$(58.4)
Reclassification to the statement of income	—	4.5	0.2	4.7
Change in fair value	(8.5)	(1.3)	—	(9.8)
Balance as of June 30, 2021	$(47.6)	$(12.3)	$(3.6)	$(63.5)

The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments and retirement plan activity for the three and six months ended June 30, 2021 and 2020 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Foreign currency contracts	Other (income) expense, net	$(0.5)	$3.5	$(1.2)	$3.5
Foreign currency contracts	Cost of sales	0.2	(1.2)	0.8	(0.7)
Interest rate contracts	Interest expense	(2.1)	(1.6)	(4.1)	(2.1)
Retirement plan activity	Operating expenses	(0.1)	—	(0.2)	(0.1)
Total		$(2.5)	$0.7	$(4.7)	$0.6
The net amount of the existing gains or losses as of June 30, 2021 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

Note 7. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of snowmobiles, off-road vehicles (“ORV”), motorcycles, and related PG&A, whereby the Company receives payment within a few days of shipment of the product.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification (“ASC”) Topic 860. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement, as amended and extended in August 2019, is effective through February 2027.
The Company’s total investment in Polaris Acceptance of $29.3 million as of June 30, 2021 is accounted for under the equity method, and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. As of June 30, 2021, the outstanding amount of net receivables financed for dealers under this arrangement was $391.4 million, which included $209.6 million in the Polaris Acceptance portfolio and $181.8 million of receivables within the Securitization Facility (“Securitized Receivables”).
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2021, the potential 15 percent aggregate repurchase obligation is approximately $138.7 million.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. As of June 30, 2021, the potential aggregate repurchase obligation was approximately $55.8 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2021, these potential aggregate repurchase obligations are approximately $27.8 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
The Company has agreements with Performance Finance, Sheffield Financial and Synchrony Bank, under which these financial institutions provide financing to end consumers of the Company’s products. The Company’s income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.

The Company also administers and provides extended service contracts to consumers and certain insurance contracts to dealers and consumers through various third-party suppliers. The Company finances its self-insured risks related to extended service contracts, but does not retain any insurance or financial risk under any of the third-party arrangements. The Company’s service fee income generated from these third-party arrangements has been included as a component of income from financial services in the accompanying consolidated statements of income (loss).

Note 8. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of June 30, 2021, the Company had an accrual of $82.3 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of June 30, 2021, the Company is party to four putative class actions pending against the Company in the United States. Two class actions allege that certain of the Company’s products caused economic losses resulting from unresolved fire hazards and excessive heat hazards. The other class actions allege that the Company violated various California consumer protection laws related to rollover protection structure certification in California, Oregon, Nevada, and Texas. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
Regulatory. In the normal course of business, the Company’s products are subject to extensive laws and regulations relating to safety, environmental, and other regulations promulgated by the United States federal government and individual states, as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, penalties or other costs.

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

As of June 30, 2021 and December 31, 2020, the Company had the following open foreign currency contracts (in millions):

	June 30, 2021		December 31, 2020
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$18.2	$0.2	$26.0	$(0.5)
Canadian Dollar	169.7	(3.1)	169.8	(2.8)
Mexican Peso	32.4	0.4	13.5	1.0
Total	$220.3	$(2.5)	$209.3	$(2.3)
These contracts, with maturities through June 2022, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
As of June 30, 2021 and December 31, 2020, the Company had the following open interest rate swap contracts (in millions):

		June 30, 2021		December 31, 2020
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$—	$—	$25.0	$(0.2)
September 30, 2019	September 30, 2023	150.0	(8.9)	150.0	(11.3)
March 3, 2020	February 28, 2023	400.0	(4.8)	400.0	(6.6)
Total		$550.0	$(13.7)	$575.0	$(18.1)
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
The table below summarizes the carrying values of derivative instruments as of June 30, 2021 and December 31, 2020 (in millions):

	Carrying Values of Derivative Instruments as of June 30, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.0	$(3.5)	$(2.5)
Interest rate contracts	—	(13.7)	(13.7)
Total derivatives designated as hedging instruments	$1.0	$(17.2)	$(16.2)

	Carrying Values of Derivative Instruments as of December 31, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.0	$(3.3)	$(2.3)
Interest rate contracts	—	(18.1)	(18.1)
Total derivatives designated as hedging instruments	$1.0	$(21.4)	$(20.4)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2021 were $1.8 million and $3.2 million, respectively, compared to $(2.1) million and $(12.4) million for the same respective periods in 2020.

See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month periods ended June 30, 2021.

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
Segment sales and gross profit data are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales
ORV/Snowmobiles	$1,314.3	$952.9	$2,546.5	$1,776.6
Motorcycles	211.7	141.3	377.3	267.9
Global Adjacent Markets	154.1	77.9	278.9	176.2
Aftermarket	239.5	207.5	469.3	409.6
Boats	197.6	132.2	396.3	286.7
Total sales	$2,117.2	$1,511.8	$4,068.3	$2,917.0
Gross profit
ORV/Snowmobiles	$364.6	$251.7	$692.0	$453.4
Motorcycles	23.9	4.4	31.9	3.4
Global Adjacent Markets	41.7	16.8	74.6	43.7
Aftermarket	62.8	47.6	124.1	93.9
Boats	47.4	18.6	93.8	48.3
Corporate	11.0	(6.4)	15.5	(17.1)
Total gross profit	$551.4	$332.7	$1,031.9	$625.6

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and six month periods ended June 30, 2021 compared to the three and six month periods ended June 30, 2020. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2021 to the second quarter of 2020, and all “year-to-date” comparisons are from the six month period ended June 30, 2021 to the six month period ended June 30, 2020. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.

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
Beginning in the second quarter of 2020 and continuing through the second quarter of 2021 the Company has seen stronger than anticipated retail demand for our Powersports products and boats as they provide an attractive social-distancing solution for new and existing Powersports customers. Polaris North American dealer inventory as of June 30, 2021 was down significantly compared to the prior year as retail sales outpaced shipments.
Navigating the global supply chain as we seek to satisfy retail demand has been challenging. Due to the dynamics of the COVID-19 pandemic and other natural disasters, our supply chain and manufacturing operations experienced constraints caused by port delays and production-limiting disruptions. These disruptions, and related costs from associated plan, production, and labor inefficiencies, are significant, widespread and impacting many manufacturers across various industries including Polaris. We expect commodity and logistics prices to remain elevated throughout the remainder of the year. Manufacturing disruptions combined with the impact of these elevated commodity and logistics costs are expected to negatively affect the Company’s profitability as the year continues. Further, these supply chain constraints, coupled with better than expected retail sales, will challenge our ability to replenish dealer inventory levels as we go throughout the year.
Second quarter sales totaled $2,117.2 million, an increase of 40 percent from last year’s second quarter sales of $1,511.8 million. Our second quarter sales to North American customers increased 37 percent and our sales to customers outside of North America increased 64 percent. The increased sales in 2021 were driven primarily by increased ORV shipments and PG&A shipments, in comparison to 2020, when the Company temporarily suspended select plant operations as a result of the then emerging COVID-19 pandemic.
Our gross profit of $551.4 million increased 66 percent from $332.7 million in the comparable prior year second quarter. The increase in gross profit was driven by higher sales, lower promotional costs, favorable pricing and improved product mix, partially offset by higher input costs including logistical costs, component costs and plant inefficiencies related to supply-chain constraints, and higher commodity prices. We reported net income of $158.4 million, or $2.52 per diluted share, compared to a 2020 second quarter net loss of $235.4 million, or $(3.82) per diluted share.
The net loss in the second quarter of 2020 was primarily due to the $379.2 million (pre-tax) impairment of goodwill and other intangible assets associated with the Company's Aftermarket segment as a result of market and economic conditions resulting from the COVID-19 pandemic, as well as the impact from the temporary suspension of plant operations.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
($ in millions except percentages and share data)	2021	2020	Change 2021 vs. 2020	2021	2020	Change 2021 vs. 2020
Sales	$2,117.2	$1,511.8	40%	$4,068.3	$2,917.0	39%
Cost of sales	$1,565.8	$1,179.1	33%	$3,036.4	$2,291.4	33%
Gross profit	$551.4	$332.7	66%	$1,031.9	$625.6	65%
Percentage of sales	26.0%	22.0%	+403 bps	25.4%	21.4%	+392 bps
Operating expenses:
Selling and marketing	$154.2	$119.6	29%	$300.1	$269.8	11%
Research and development	$88.8	$66.8	33%	$168.3	$145.2	16%
General and administrative	$107.5	$87.9	22%	$194.6	$166.4	17%
Goodwill and other intangible asset impairment	$—	$379.2	NM	$—	$379.2	NM
Total operating expenses	$350.5	$653.5	(46)%	$663.0	$960.6	(31)%
Percentage of sales	16.6%	43.2%	NM	16.3%	32.9%	NM
Income from financial services	$13.7	$25.4	(46)%	$29.9	$45.1	(34)%
Operating income (loss)	$214.6	$(295.4)	NM	$398.8	$(289.9)	NM

Non-operating expense:
Interest expense	$10.7	$17.9	(40)%	$22.2	$34.1	(35)%
Other (income) expense, net	$(3.2)	$0.8	NM	$(5.7)	$1.7	NM
Income (loss) before income taxes	$207.1	$(314.1)	NM	$382.3	$(325.7)	NM
Provision for income taxes	$48.6	$(78.7)	NM	$89.6	$(84.9)	NM
Effective income tax rate	23.4%	25.0%	-158 bps	23.4%	26.1%	-263 bps

Net income (loss)	$158.5	$(235.4)	NM	$292.7	$(240.8)	NM
Net income attributable to noncontrolling interest	$(0.1)	$—	NM	$(0.2)	$—	NM
Net income (loss) attributable to Polaris Inc.	$158.4	$(235.4)	NM	$292.5	$(240.8)	NM

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$2.52	$(3.82)	NM	$4.63	$(3.90)	NM
Weighted average diluted shares outstanding	62.8	61.6	2%	63.1	61.7	2%
NM = not meaningful

Sales:
Sales for the quarter were $2,117.2 million, a 40 percent increase from $1,511.8 million of sales in the prior year. Year-to-date sales were $4,068.3 million, a 39 percent increase from $2,917.0 million of sales in the prior year. The Company achieved growth across all segments and regions. The increased sales in 2021 were driven primarily by increased shipments in comparison to 2020, when the Company temporarily suspended select plant operations as a result of the then emerging COVID-19 pandemic.

The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Volume	28%	31%
Product mix and price	9	6
Currency	3	2
	40%	39%
Volume contributed a 28 percent increase to sales for the quarter and a 31 percent increase for the year-to-date period, driven by increased shipments in all segments, but most significantly ORV shipments, as well as higher PG&A sales. Product mix and price contributed a nine percent increase for the quarter and a six percent increase for the year-to-date period, primarily due to lower promotional spending and increased product pricing. Currency contributed a three percent and two percent increase for the quarter and year-to-date periods, respectively.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2021	Percent of Total Sales	2020	Percent of Total Sales	Percent Change 2021 vs. 2020	2021	Percent of Total Sales	2020	Percent of Total Sales	Percent Change 2021 vs. 2020
United States	$1,656.3	78%	$1,253.4	83%	32%	$3,185.2	78%	$2,407.8	82%	32%
Canada	149.9	7%	68.3	4%	119%	284.0	7%	137.6	5%	106%
Other countries	311.0	15%	190.1	13%	64%	599.1	15%	371.6	13%	61%
Total sales	$2,117.2	100%	$1,511.8	100%	40%	$4,068.3	100%	$2,917.0	100%	39%

Sales in the United States increased 32 percent during the quarter and year-to-date period compared to 2020, primarily driven by increased ORV and boat shipments, as well as higher PG&A sales. Sales in the United States represented 78 percent of total Company sales during the quarter and year-to-date periods.
Sales in Canada increased 119 percent during the quarter and 106 percent for the year-to-date period compared to 2020, primarily driven by increased ORV and snowmobile shipments. Currency rate movements had a favorable impact of 23 and 17 percentage points on quarter and year-to-date sales, respectively, for 2021 compared to 2020. Sales in Canada represented seven percent of total Company sales during the quarter and year-to-date periods.
Sales in other countries, primarily in Europe, increased 64 percent during the quarter and 61 percent for the year-to-date period compared to 2020, primarily driven by increased ORV shipments. Currency rate movements had a favorable impact of 14 and 13 percentage points on quarter and year-to-date sales, respectively, for 2021 compared to 2020. Sales in other countries represented 15 percent of total Company sales during the quarter and year-to-date periods.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2021	Percent of Total Cost of Sales	2020	Percent of Total Cost of Sales	Percent Change 2021 vs. 2020	2021	Percent of Total Cost of Sales	2020	Percent of Total Cost of Sales	Percent Change 2021 vs. 2020
Purchased materials and services	$1,343.5	86%	$1,014.5	86%	32%	$2,602.4	86%	$1,960.9	86%	33%
Labor and benefits	147.4	9%	91.9	8%	60%	285.2	9%	190.3	8%	50%
Depreciation and amortization	39.1	3%	42.9	4%	(9)%	78.4	3%	86.2	4%	(9)%
Warranty costs	35.8	2%	29.8	2%	20%	70.4	2%	54.0	2%	30%
Total cost of sales	$1,565.8	100%	$1,179.1	100%	33%	$3,036.4	100%	$2,291.4	100%	33%
Percentage of sales	74.0%		78.0%	-403 bps		74.6%		78.6%	-392 bps
Cost of sales increased during the quarter and year-to-date periods primarily due to increased ORV shipments, as well as higher PG&A sales.
 Gross Profit:
Consolidated gross profit for the quarter and year-to-date periods, as a percentage of sales, increased primarily due to higher sales, lower promotional costs, favorable pricing and improved product mix, partially offset by higher input costs including logistical costs, component costs and plant inefficiencies related to supply-chain constraints, and higher commodity prices.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to the prior year impairment of goodwill and other intangible assets associated with the Company’s Aftermarket segment, partially offset by an increase in total operating expenses to levels commensurate with the improvement in demand.
Income from Financial Services:
Income from financial services decreased 46 percent and 34 percent for the quarter and year-to-date periods, respectively, compared to 2020, primarily due to lower retail credit income resulting from lower retail sales and lower penetration rates, as well as lower wholesale financing income from Polaris Acceptance driven by lower dealer inventory.
Interest Expense:
Interest expense decreased primarily due to lower debt levels during the quarter and year-to-date periods compared to the prior year.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
Income tax expense was $48.6 million, or 23.4% of income before income taxes, and $89.6 million, or 23.4% of income before income taxes, for the quarter and year-to-date periods ended June 30, 2021, respectively, compared with an income tax benefit of $78.7 million, or 25.0% of the loss before income taxes, and $84.9 million, or 26.1% of the loss before income taxes, for the same periods in 2020. The decrease in the effective income tax rate for the quarter and year-to-date periods ended June 30, 2021 is primarily due to an increase in excess tax benefits related to share based compensation on pretax income generated during 2021 as compared to the deferred income tax benefit arising from the impairment of certain goodwill and intangible assets for financial statement purposes, and the release of certain income tax reserves due to favorable federal tax examination developments in 2020.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly and year-to-date periods, weighted average diluted shares outstanding was up two percent compared to the comparable prior year periods, primarily due to the increased dilution of weighted shares and options outstanding, partially offset by share repurchases.

Cash Dividends:
We paid a regular cash dividend of $0.63 per share on June 15, 2021 to holders of record at the close of business on June 1, 2021.

Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020
ORV/Snowmobiles	$1,314.3	62%	$952.9	63%	38%	$2,546.5	63%	$1,776.6	61%	43%
Motorcycles	211.7	10%	141.3	9%	50%	377.3	9%	267.9	9%	41%
Global Adjacent Markets	154.1	7%	77.9	5%	98%	278.9	7%	176.2	6%	58%
Aftermarket	239.5	11%	207.5	14%	15%	469.3	11%	409.6	14%	15%
Boats	197.6	10%	132.2	9%	49%	396.3	10%	286.7	10%	38%
Total sales	$2,117.2	100%	$1,511.8	100%	40%	$4,068.3	100%	$2,917.0	100%	39%

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020
ORV/Snowmobiles	$364.6	27.7%	$251.7	26.4%	45%	$692.0	27.2%	$453.4	25.5%	53%
Motorcycles	23.9	11.2%	4.4	3.1%	NM	31.9	8.4%	3.4	1.3%	NM
Global Adjacent Markets	41.7	27.1%	16.8	21.4%	148%	74.6	26.7%	43.7	24.7%	71%
Aftermarket	62.8	26.2%	47.6	22.9%	32%	124.1	26.4%	93.9	22.9%	32%
Boats	47.4	24.0%	18.6	14.1%	155%	93.8	23.7%	48.3	16.8%	94%
Corporate	11.0		(6.4)			15.5		(17.1)
Total gross profit dollars	$551.4		$332.7		66%	$1,031.9		$625.6		65%
Percentage of sales	26.0%		22.0%	+403 bps		25.4%		21.4%	+392 bps
NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A sales, were $1,275.8 million and $2,400.6 million for the quarter and year-to-date periods ended June 30, 2021, respectively, compared to $937.3 million and $1,731.5 million in the comparable prior year periods. The increases of 36 percent and 39 percent were driven by broad-based demand and shipments across ATV and side-by-side product lines, including PG&A. ORV sales to customers outside of North America increased 55 percent for the quarter and 64 percent for the year-to-date period. The average ORV per unit sales price increased approximately 13 percent and 10 percent for the quarter and year-to-date periods compared to 2020, driven by lower promotional spending and increased product pricing.
Additional information on our end markets:
•Polaris North America ATV unit retail sales down high-twenties percent for the quarter and up low-single digits percent year-to-date
•Polaris North America side-by-side unit retail sales down low-thirties percent for the quarter and down mid-single digits percent year-to-date
•Total Polaris North America ORV unit retail sales down low-thirties percent for the quarter and down low-single digits percent year-to-date
•Estimated North America industry ORV unit retail sales down mid-thirties percent for the quarter and down high-single digits percent year-to-date
•Total Polaris North America ORV dealer inventories down approximately 62 percent
Snowmobiles sales, inclusive of PG&A sales, were $38.5 million and $145.9 million for the quarter and year-to-date periods ended June 30, 2021, respectively, compared to $15.6 million and $45.1 million in the comparable prior year periods. The increases were driven primarily by increased snowmobile shipments as a result of strong retail sales and higher PG&A sales. Snowmobile sales in the Company’s second quarter are routinely low as it is the off-season for snowmobile shipments.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, increased during the quarter and year-to-date periods, primarily due to robust demand and historically low dealer inventories, which supported lower promotional and floor-plan finance spending, partially offset by higher input costs including logistical costs, component costs and plant inefficiencies related to supply chain constraints and higher commodity prices.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, increased 50 percent and 41 percent for the quarter and year-to-date periods, respectively. The increases were driven by increased Indian motorcycle and Slingshot shipments as a result of strong retail sales and higher PG&A sales. Sales of motorcycles to customers outside of North America increased 52 percent for the quarter and 46 percent for the year-to-date period. The average per unit sales price for the Motorcycles segment increased approximately eight percent and three percent for the quarter and year-to-date periods compared to 2020, driven by lower promotional costs.
Additional information on our end markets:
•Indian Motorcycle North America unit retail sales up high-twenties percent for the quarter and up approximately 40 percent year-to-date
•Polaris North America 900cc cruiser, touring (including Slingshot), and standard unit retail sales up low-twenties percent for the quarter and up high-thirties percent year-to-date
•Estimated North America industry 900cc cruiser, touring, and standard unit retail sales up mid-thirties percent for the quarter and up high-thirties percent year-to-date
•Estimated Polaris North America motorcycle dealer inventories down approximately 58 percent
Gross profit, as a percentage of sales, increased during the quarter and year-to-date periods, primarily due to increased sales volumes and lower promotional costs, partially offset by higher input costs including logistical costs, component costs and plant inefficiencies related to supply chain constraints.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, increased 98 percent and 58 percent for the quarter and year-to-date periods, respectively. The increases were driven by increases in demand in North America and EMEA. Sales to customers outside of North America increased 101 percent for the quarter and 67 percent for the year-to-date period.
Gross profit, as a percentage of sales, increased during the quarter and year-to-date periods, primarily due to increased volume, lower promotional costs, favorable foreign exchange rates, and increased pricing, partially offset by higher input costs including logistical costs, component costs and plant inefficiencies related to supply chain constraints and higher commodity prices.

Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased 15 percent for both the quarter and year-to-date periods, driven by growth at both TAP and the other aftermarket brands. TAP sales increased nine percent for both the quarter and year-to-date periods.
Gross profit, as a percentage of sales, increased during the quarter and year-to-date periods, primarily due to the increase of sales volumes resulting in increased leverage of fixed costs as well as increased pricing.
Boats:
Boats revenue increased 49 percent and 38 percent for the quarter and year-to-date periods, respectively, primarily due to increased production levels driven by retail demand across all three brands, Bennington, Godfrey, and Hurricane.
Additional information on our end markets:
•Polaris U.S pontoon unit retail sales up mid-teens percent for the quarter and up high-twenties percent year-to-date
•Estimated U.S. industry pontoon unit retail sales up low-teens percent for the quarter and up mid-twenties percent year-to-date
Gross profit, as a percentage of sales, increased during the quarter and year-to-date periods, primarily due to favorable product mix, the increase of sales volumes resulting in increased leverage of manufacturing fixed costs, and less restructuring costs, partially offset by supply chain-driven plant inefficiencies.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2021	2020	Change
Total cash provided by (used for):
Operating activities	$195.6	$309.7	$(114.1)
Investing activities	(80.1)	(37.5)	(42.6)
Financing activities	(460.5)	115.4	(575.9)
Impact of currency exchange rates on cash balances	(1.9)	(3.1)	1.2
Increase (decrease) in cash, cash equivalents and restricted cash	$(346.9)	$384.5	$(731.4)

Operating Activities:
Net cash provided by operating activities was $195.6 million for the six months ended June 30, 2021, compared to $309.7 million for the same period in 2020. The decrease was primarily the result of higher working capital additions due to increases in inventory driven by strong end-market demand and supply chain inefficiencies, partially offset by higher net income.
Investing Activities:
Net cash used for investing activities was $80.1 million for the six months ended June 30, 2021, compared to $37.5 million for the same period in 2020. The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. An increase in property, equipment and tooling purchases resulted in more cash used for investing activities compared to the prior year.
Financing Activities:
Net cash used for financing activities was $460.5 million for the six months ended June 30, 2021, compared to cash provided by financing activities of $115.4 million for the same period in 2020. The change was primarily the result of significant borrowing activity in 2020 to maximize liquidity during the COVID-19 economic slowdown. We recorded $119.1 million of net repayments for the six months ended June 30, 2021, compared to $233.8 million of net borrowings for the comparable period in 2020. The change was also driven by higher share repurchases in the current year, partially offset by stock issuances under employee plans. Total common stock repurchases were $410.5 million and $49.3 million for the six months ended June 30, 2021 and 2020, respectively, and proceeds from the issuance of stock under employee plans were $146.1 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively. We paid cash dividends of $77.0 million and $76.0 million for the six months ended June 30, 2021 and 2020, respectively.
Financing Arrangements:
We are party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that expires in June 2026. As of June 30, 2021 there were no borrowings outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $900.0 million was outstanding as of June 30, 2021. Interest is charged at rates based on LIBOR or “prime” for the credit facility. As of June 30, 2021, we had $995.3 million of availability on the Revolving Loan Facility. We are also party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of June 30, 2021, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
The credit facility and the amended Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of June 30, 2021.
As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $66.5 million was outstanding as of June 30, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
Debt, finance lease obligations, notes payable, and the average related interest rates as of June 30, 2021 were as follows:

($ in millions)	Average interest rate as of June 30, 2021	Maturity	June 30, 2021
Revolving loan facility	—%	June 2026	$—
Term loan facility	1.23%	June 2026	900.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.23%	Various through 2029	14.8
Notes payable and other	4.25%	Various through 2030	73.8
Debt issuance costs			(7.3)
Total debt, finance lease obligations, and notes payable			$1,331.3
Less: current maturities			53.1
Long-term debt, finance lease obligations, and notes payable			$1,278.2

As of June 30, 2021, we were in compliance with all debt covenants. Our debt to total capital ratio was 54 percent as of June 30, 2021. Additionally, as of June 30, 2021, we had letters of credit outstanding of $33.4 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
In April 2021, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock, which replaced the previous share repurchase program. Approximately $111.2 million has been repurchased cumulatively from that authorization through June 30, 2021. We repurchased approximately 3.3 million shares of our common stock for $410.5 million during the first six months of 2021, which increased diluted earnings per share by 15 cents. We have authorization from our Board of Directors to repurchase up to an additional $888.8 million of our common stock as of June 30, 2021. The repurchase of any or all such amounts authorized remaining for repurchase will be governed by applicable SEC rules.
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
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation (“WFCDF”), a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of our U.S. sales of snowmobiles, ORVs, motorcycles, and related PG&A, whereby we receive payment within a few days of shipment of the product. The partnership agreement is effective through February 2027.
Polaris Acceptance sells a majority of its receivables portfolio (the “Securitized Receivables”) to a securitization facility (“Securitization Facility”) arranged by Wells Fargo, a WFCDF affiliate. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. Polaris Acceptance is not responsible for any continuing servicing costs or obligations with respect to the Securitized Receivables. The remaining portion of the receivable portfolio is recorded on Polaris Acceptance’s books, and is funded through a loan from an affiliate of WFCDF and through equity contributions from both partners. As of June 30, 2021, the outstanding amount of net receivables financed for dealers under this arrangement, including Securitized Receivables, was $391.4 million, a 49 percent decrease from $763.6 million as of June 30, 2020, as a result of lower dealer inventory in the current year.
We account for our investment in Polaris Acceptance under the equity method. Polaris Acceptance is funded through equal equity cash investments from the partners and a loan from an affiliate of WFCDF. We do not guarantee the outstanding indebtedness of Polaris Acceptance. The partnership agreement provides that all income and losses of Polaris Acceptance are shared 50 percent by our wholly owned subsidiary and 50 percent by WFCDF’s subsidiary. Our total investment in Polaris Acceptance as of June 30, 2021 was $29.3 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2021, the potential 15 percent aggregate repurchase obligation is approximately $138.7 million.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. As of June 30, 2021, the potential aggregate repurchase obligation was approximately $55.8 million.
We have other financing arrangements related to our foreign subsidiaries in which we have agreed to repurchase repossessed products. For calendar year 2021, these potential aggregate repurchase obligations are approximately $27.8 million.
Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented. However, an adverse change in retail sales could cause this situation to change and thereby require us to repurchase repossessed units subject to the annual limitations referred to above.

Retail Customer Financing Arrangements:
We have agreements with certain financial institutions, under which these financial institutions provide retail credit financing to end consumers of our products in the United States. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income. As of June 30, 2021, the agreements in place were as follows:

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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of June 30, 2021:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$18.2	$0.76 to 1 AUD
Canadian Dollar	Long	169.7	$0.78 to 1 CAD
Mexican Peso	Short	32.4	21 Peso to $1
During the quarter and year-to-date periods ended June 30, 2021, after consideration of the existing foreign currency hedging contracts, foreign currencies had a positive impact on net income compared to 2020. We expect currencies to have a positive impact on net income in 2021 compared to 2020.
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not currently hedge commodity prices. Based on our current outlook for commodity prices, which we expect to remain high, the total impact of commodities, including tariff costs, is expected to have a negative impact on our gross profit margins for 2021 when compared to 2020.
We are a party to a credit agreement with various lenders consisting of a revolving loan facility, a term loan facility, and an incremental term loan. Interest accrues on the revolving loan facility and incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. As of June 30, 2021, we had no outstanding balance on the revolving loan facility and an outstanding balance of $900.0 million on the term loan facility.
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
As of the date hereof, we are party to four putative class actions pending against Polaris in the U.S., three of which were previously reported in the Company’s 10-K annual report for the period ended December 31, 2020.
The first putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from purportedly unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions that were filed between April 5-10, 2018 and that we disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2018: In re Polaris Marketing, Sales Practices, and Product Liability Litigation (D. Minn.), June 15, 2018. On February 26, 2020, the district court dismissed the majority of plaintiffs and claims. Plaintiffs subsequently voluntarily dismissed the remaining plaintiffs and have appealed to the Eight Circuit on behalf of the Court dismissed plaintiffs. The Court heard oral arguments on May 11, 2021. We are awaiting the Court’s decision.
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
The third putative class action is pending in the United States District Court for the Central District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019. Fact discovery has now closed while expert discovery and motion practice continues. On May 12, 2021, the district court granted summary judgment and dismissed the plaintiffs’ claims. Plaintiffs have appealed the decision to the Ninth Circuit.
The fourth putative class action is pending in the United States District Court for the Eastern District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California, Oregon, Nevada and Texas: Michael Hellman, Francisco Berlanga, Tim Artoff, Cy Mitchell and Jonathan Lollar, individually and on behalf of all others similarly situated v. Polaris Industries Inc. (DE), Polaris Sales Inc. and Polaris Industries Inc. (MN) (E.D. Cal.), May 25, 2021. The Hellman class action was brought by the same plaintiffs’ counsel as in the Guzman case noted above and is based on substantially similar allegations.

With respect to each of these four putative class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2020 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results, with the exception of the following risk factor which amends ans supersedes its equivalent previously discussed in our fiscal 2020 Annual Report filed on Form 10-K:
Any disruption in our suppliers’ operations could disrupt our production schedule.
Our operations and ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to manufacture our products and meet our production schedules. In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source or geography and may be at an increased risk for supply disruptions. If necessary, we may not be able to develop alternate sourcing quickly or at all. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. Any material disruption of our production schedule caused by a worsening, prolonged, or other unexpected shortage of systems, components, raw materials or parts could cause us to not be able to meet customer demand, to alter production schedules, to delay product launch schedules, or to suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations. For example, we experienced material supply disruptions in 2020 related to COVID-19 delays and we continue to experience sourcing challenges for various components critical to the manufacture of our products. These disruptions have had and may continue to have in the future an adverse impact on our prospects and operating results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2021	—	$—	—	$1,000,000,000
May 1 — 31, 2021	515,000	$134.22	515,000	$930,876,901
June 1 — 30, 2021	330,000	$127.43	330,000	$888,825,793
Total / Average	845,000	$131.57	845,000
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of June 30, 2021, the approximate value of shares that may yet to be purchased pursuant to the Program is $888.8 million. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

10.1	Amendment No. 3 dated as of June 30, 2021 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed June 30, 2021.

10.2	Offer Letter Agreement dated April 29, 2021 between Michael T. Speetzen and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2021.

10.3	Offer Letter Agreement dated April 29, 2021 between Robert P. Mack and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2021.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on July 27, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Equity for the three and six month periods ended June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2021 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	July 27, 2021	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2021	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)