Form 10-Q
period 2021-09-30
Polaris Inc.
filed 2021-10-26
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 19, 2021, 60,681,761 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2021

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$316.5	$634.7
Trade receivables, net	242.7	257.2
Inventories, net	1,773.6	1,177.6
Prepaid expenses and other	114.3	134.1
Income taxes receivable	0.6	3.9
Total current assets	2,447.7	2,207.5
Property and equipment, net	931.4	888.8
Investment in finance affiliate	31.4	59.4
Deferred tax assets	160.3	177.7
Goodwill and other intangible assets, net	1,053.2	1,083.7
Operating lease assets	165.1	125.4
Other long-term assets	81.2	90.2
Total assets	$4,870.3	$4,632.7
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$53.3	$142.1
Accounts payable	928.2	782.2
Accrued expenses:
Compensation	241.3	215.4
Warranties	137.1	140.8
Sales promotions and incentives	76.9	138.1
Dealer holdback	79.7	121.7
Other	255.3	292.4
Current operating lease liabilities	39.4	34.7
Income taxes payable	33.6	22.0
Total current liabilities	1,844.8	1,889.4
Long-term income taxes payable	16.3	14.4
Finance lease obligations	12.7	14.7
Long-term debt	1,457.3	1,293.9
Deferred tax liabilities	4.2	4.4
Long-term operating lease liabilities	128.1	92.3
Other long-term liabilities	181.7	166.5
Total liabilities	$3,645.1	$3,475.6
Deferred compensation	$11.5	$12.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 60.7 and 61.9 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,134.6	983.9
Retained earnings	150.5	218.4
Accumulated other comprehensive loss, net	(73.9)	(58.4)
Total shareholders’ equity	1,211.8	1,144.5
Noncontrolling interest	1.9	0.3
Total equity	1,213.7	1,144.8
Total liabilities and equity	$4,870.3	$4,632.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$1,959.5	$1,954.6	$6,027.8	$4,871.6
Cost of sales	1,493.9	1,420.0	4,530.3	3,711.4
Gross profit	465.6	534.6	1,497.5	1,160.2
Operating expenses:
Selling and marketing	143.2	135.5	443.3	405.3
Research and development	86.8	77.2	255.1	222.4
General and administrative	91.6	100.6	286.2	267.0
Goodwill and other intangible asset impairments	—	—	—	379.2
Total operating expenses	321.6	313.3	984.6	1,273.9
Income from financial services	11.3	18.1	41.2	63.2
Operating income (loss)	155.3	239.4	554.1	(50.5)
Non-operating expense:
Interest expense	10.8	17.3	33.0	51.4
Other (income) expense, net	0.1	3.2	(5.6)	4.9
Income (loss) before income taxes	144.4	218.9	526.7	(106.8)
Provision for income taxes	29.6	52.0	119.2	(32.9)
Net income (loss)	114.8	166.9	407.5	(73.9)
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.4)	(0.1)
Net income (loss) attributable to Polaris Inc.	$114.6	$166.8	$407.1	$(74.0)
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$1.88	$2.70	$6.63	$(1.20)
Diluted	$1.84	$2.66	$6.48	$(1.20)
Weighted average shares outstanding:
Basic	61.0	61.9	61.4	61.8
Diluted	62.3	62.8	62.9	61.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$114.8	$166.9	$407.5	$(73.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12.9)	12.8	(21.4)	(1.8)
Unrealized gain (loss) on derivative instruments	2.5	1.8	5.7	(10.6)
Retirement plan and other activity	—	0.1	0.2	0.2
Comprehensive income (loss)	104.4	181.6	392.0	(86.1)
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)	(0.4)	(0.1)
Comprehensive income (loss) attributable to Polaris Inc.	$104.2	$181.5	$391.6	$(86.2)
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2021	60.6	$0.6	$1,110.0	$73.5	$(63.5)	$1.7	$1,122.3
Employee stock compensation	0.1	—	20.0	—	—	—	20.0
Deferred compensation	—	—	(1.0)	1.4	—	—	0.4
Proceeds from stock issuances under employee plans	—	—	5.6	—	—	—	5.6
Cash dividends declared (1)	—	—	—	(38.2)	—	—	(38.2)
Repurchase and retirement of common shares	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	114.6	—	0.2	114.8
Other comprehensive income	—	—	—	—	(10.4)	—	(10.4)
Balance, September 30, 2021	60.7	0.6	1,134.6	150.5	(73.9)	1.9	1,213.7

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2020	61.3	$0.6	$921.3	$(69.3)	$(99.6)	$0.2	$753.2
Employee stock compensation	—	—	27.7	—	—	—	27.7
Deferred compensation	—	—	(1.9)	(0.1)	—	—	(2.0)
Proceeds from stock issuances under employee plans	0.4	—	25.7	—	—	—	25.7
Cash dividends declared (1)	—	—	—	(38.2)	—	—	(38.2)
Repurchase and retirement of common shares	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	166.8	—	0.1	166.9
Other comprehensive income	—	—	—	—	14.7	—	14.7
Balance, September 30, 2020	61.7	0.6	972.8	59.0	(84.9)	0.3	947.8
(1) Polaris Inc. declared a $0.63 dividend per share for the three month period ended September 30, 2021 and a $0.62 dividend per share for the three month period ended September 30, 2020.

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.4	—	49.7	—	—	—	49.7
Deferred compensation	—	—	1.9	(1.1)	—	—	0.8
Proceeds from stock issuances under employee plans	1.7	—	151.7	—	—	—	151.7
Cash dividends declared (2)	—	—	—	(115.2)	—	—	(115.2)
Repurchase and retirement of common shares	(3.3)	—	(52.6)	(358.7)	—	—	(411.3)
Net income	—	—	—	407.1	—	0.4	407.5
Contributions	—	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	—	(15.5)	—	(15.5)
Balance September 30, 2021	60.7	$0.6	$1,134.6	$150.5	$(73.9)	$1.9	$1,213.7

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.4	—	59.4	—	—	—	59.4
Deferred compensation	—	—	(3.8)	1.2	—	—	(2.6)
Proceeds from stock issuances under employee plans	0.5	—	32.6	—	—	—	32.6
Cash dividends declared (2)	—	—	—	(114.2)	—	—	(114.2)
Repurchase and retirement of common shares	(0.6)	—	(8.2)	(41.3)	—	—	(49.5)
Net loss	—	—	—	(74.0)	—	0.1	(73.9)
Other comprehensive loss	—	—	—	—	(12.2)	—	(12.2)
Balance September 30, 2020	61.7	$0.6	$972.8	$59.0	$(84.9)	$0.3	$947.8
(2) Polaris Inc. declared a $1.89 dividend per share for the nine month period ended September 30, 2021 and a $1.86 dividend per share for the nine month period ended September 30, 2020.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating Activities:
Net income (loss)	$407.5	$(73.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	178.2	190.5
Noncash compensation	45.2	59.4
Noncash income from financial services	(5.7)	(15.0)
Deferred income taxes	17.1	(94.1)
Goodwill and other intangible asset impairments	—	379.2
Changes in operating assets and liabilities:
Trade receivables	8.2	(48.6)
Inventories	(604.0)	(90.4)
Accounts payable	150.1	338.5
Accrued expenses	(95.8)	(19.4)
Income taxes payable/receivable	17.6	51.6
Prepaid expenses and others, net	35.0	(2.1)
Net cash provided by operating activities	153.4	675.7
Investing Activities:
Purchase of property and equipment	(199.3)	(131.8)
Investment in finance affiliate, net	33.7	80.6
Investment in other affiliates, net	—	(2.5)
Net cash used for investing activities	(165.6)	(53.7)
Financing Activities:
Borrowings under debt arrangements / finance lease obligations	1,250.1	1,299.9
Repayments under debt arrangements / finance lease obligations	(1,176.4)	(1,131.6)
Repurchase and retirement of common shares	(411.3)	(49.5)
Cash dividends to shareholders	(115.2)	(114.2)
Proceeds from stock issuances under employee plans	151.7	32.6
Net cash provided by (used for) financing activities	(301.1)	37.2
Impact of currency exchange rates on cash balances	(6.9)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	(320.2)	660.6
Cash, cash equivalents and restricted cash at beginning of period	657.5	196.3
Cash, cash equivalents and restricted cash at end of period	$337.3	$856.9

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$38.0	$54.2
Income taxes paid	$86.3	$5.6
Leased assets obtained for operating lease liabilities	$69.9	$21.9

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$316.5	$820.6
Other long-term assets	20.8	36.3
Total	$337.3	$856.9
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2021
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$50.6	$50.6	$—	$—
Total assets at fair value	$50.6	$50.6	$—	$—
Non-qualified deferred compensation liabilities	$(50.6)	$(50.6)	$—	$—
Foreign exchange contracts, net	(0.8)	—	(0.8)	—
Interest rate contracts, net	(12.2)	—	(12.2)	—
Total liabilities at fair value	$(63.6)	$(50.6)	$(13.0)	$—

	Fair Value Measurements as of December 31, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.3	$48.3	$—	$—
Total assets at fair value	$48.3	$48.3	$—	$—
Non-qualified deferred compensation liabilities	$(48.3)	$(48.3)	$—	$—
Foreign exchange contracts, net	(2.3)	—	(2.3)	—
Interest rate contracts, net	(18.1)	—	(18.1)	—
Total liabilities at fair value	$(68.7)	$(48.3)	$(20.4)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,595.9 million and $1,552.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,523.3 million and $1,450.7 million as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021	December 31, 2020
Raw materials and purchased components	$759.5	$533.5
Service parts, garments and accessories	397.4	330.5
Finished goods	697.4	381.3
Less: reserves	(80.7)	(67.7)
Inventories	$1,773.6	$1,177.6
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
The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$142.2	$134.2	$140.8	$136.2
Additions charged to expense	26.9	37.2	97.3	91.2
Warranty claims paid, net	(32.0)	(30.8)	(101.0)	(86.8)
Balance at end of period	$137.1	$140.6	$137.1	$140.6
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

Note 2. Revenue Recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the deferred revenue section.
The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended September 30, 2021
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$924.8	$162.7	$120.0	$—	$183.6	$1,391.1
PG&A	283.5	31.7	26.5	226.7	—	568.4
Total revenue	$1,208.3	$194.4	$146.5	$226.7	$183.6	$1,959.5

Revenue by geography
United States	$958.8	$132.9	$84.4	$215.9	$177.6	$1,569.6
Canada	116.9	9.8	0.3	10.8	6.0	143.8
EMEA	80.0	29.2	59.7	—	—	168.9
APLA	52.6	22.5	2.1	—	—	77.2
Total revenue	$1,208.3	$194.4	$146.5	$226.7	$183.6	$1,959.5

	Three months ended September 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$1,022.0	$137.7	$86.1	$—	$155.1	$1,400.9
PG&A	266.8	29.2	20.5	237.2	—	553.7
Total revenue	$1,288.8	$166.9	$106.6	$237.2	$155.1	$1,954.6

Revenue by geography
United States	$1,090.5	$120.2	$52.9	$224.9	$152.9	$1,641.4
Canada	89.6	6.1	0.2	12.3	2.2	110.4
EMEA	71.2	21.6	52.9	—	—	145.7
APLA	37.5	19.0	0.6	—	—	57.1
Total revenue	$1,288.8	$166.9	$106.6	$237.2	$155.1	$1,954.6

	Nine months ended September 30, 2021
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$2,920.5	$480.8	$342.9	$—	$579.9	$4,324.1
PG&A	834.3	90.9	82.5	696.0	—	1,703.7
Total revenue	$3,754.8	$571.7	$425.4	$696.0	$579.9	$6,027.8

Revenue by geography
United States	$2,949.4	$361.6	$216.6	$665.0	$562.2	$4,754.8
Canada	351.9	25.4	2.0	31.0	17.5	427.8
EMEA	282.6	116.4	200.1	—	0.2	599.3
APLA	170.9	68.3	6.7	—	—	245.9
Total revenue	$3,754.8	$571.7	$425.4	$696.0	$579.9	$6,027.8

	Nine months ended September 30, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$2,404.0	$365.8	$225.9	$—	$441.8	$3,437.5
PG&A	661.4	69.0	56.9	646.8	—	1,434.1
Total revenue	$3,065.4	$434.8	$282.8	$646.8	$441.8	$4,871.6

Revenue by geography
United States	$2,568.8	$288.2	$140.5	$617.7	$434.0	$4,049.2
Canada	194.4	14.9	1.8	29.1	7.8	248.0
EMEA	196.0	77.5	137.8	—	—	411.3
APLA	106.2	54.2	2.7	—	—	163.1
Total revenue	$3,065.4	$434.8	$282.8	$646.8	$441.8	$4,871.6

ORV/Snowmobiles, Motorcycles, Global Adjacent Markets, and Boats segments
Wholegood vehicles, boats, and parts, garments and accessories. For the majority of wholegood vehicles, boats, and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer (primarily dealers and distributors). The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. Payment terms vary by customer and most of the Company’s sales are financed by the customer under floorplan financing arrangements whereby the Company receives payment within a few days of shipment of the product.
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
Aftermarket segment
The Company’s Aftermarket products are sold through dealer, distributor, retail, and e-commerce channels. The Company transfers control and recognizes a sale when products are shipped or delivered to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its customers and their customers. Payment terms vary by customer but typically range from due upon delivery (or point-of-sale) to 180 days after delivery.
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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the Company's performance under the respective contract and generally relate to the sale of separately priced extended service contracts (“ESCs”). The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The Company expects to recognize approximately $43.7 million of the unearned amount over the next 12 months and $81.8 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$123.7	$89.8	$107.1	$81.6
New contracts sold	13.5	15.8	52.1	42.6
Less: reductions for revenue recognized	(11.7)	(7.3)	(33.7)	(25.9)
Balance at end of period (1)	$125.5	$98.3	$125.5	$98.3
(1) The unamortized ESC premiums (deferred revenue) recorded in other current liabilities totaled $43.7 million and $35.1 million as of September 30, 2021 and 2020, respectively, while the amount recorded in other long-term liabilities totaled $81.8 million and $63.2 million as of September 30, 2021 and 2020, respectively.

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
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Option awards	$2.3	$6.3	$7.6	$15.9
Other share-based awards	13.1	17.6	31.2	34.8
Total share-based compensation before tax	15.4	23.9	38.8	50.7
Tax benefit	3.7	5.7	9.3	12.1
Total share-based compensation expense included in net income (loss)	$11.7	$18.2	$29.5	$38.6

In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of September 30, 2021, there was $69.3 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.25 years. Included in unrecognized share-based compensation expense was approximately $8.0 million related to stock options and $61.3 million related to restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of September 30, 2021	Maturity	September 30, 2021	December 31, 2020
Revolving loan facility	0.97%	June 2026	$210.0	$—
Term loan facility	1.08%	June 2026	888.0	940.0
Senior notes—fixed rate	4.60%	May 2021	—	75.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.22%	Various through 2029	14.1	16.2
Notes payable and other	4.24%	Various through 2030	68.3	75.0
Debt issuance costs			(7.1)	(5.5)
Total debt, finance lease obligations, and notes payable			$1,523.3	$1,450.7
Less: current maturities			53.3	142.1
Total long-term debt, finance lease obligations, and notes payable			$1,470.0	$1,308.6
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In May 2011, the Company issued $75 million of unsecured senior notes due May 2021. The Senior Notes were were fully repaid in May 2021. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $888 million was outstanding as of September 30, 2021. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion and extend the expiration date to June 2026. Interest is charged at rates based on a LIBOR or “prime” base rate. The Company is required to make principal payments under the Term Loan Facility of $45 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of September 30, 2021.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of September 30, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which the Company built the Huntsville, Alabama manufacturing facility in 2016. The original mortgage note payable was for $14.5 million, of which $7.3 million was outstanding as of September 30, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.

Note 5. Goodwill and Other Intangible Assets
In the second quarter of 2020 the Company recorded impairment charges of $108.9 million related to certain brand/trade names associated with Transamerican Auto Parts which are included in the Aftermarket reporting unit. Further, during the second quarter of 2020, the Company recorded impairment charges of $270.3 million related to goodwill of the Aftermarket reporting unit. Subsequent to the impairment charges recorded in the second quarter, there is no remaining goodwill for the Aftermarket reporting unit. The charges are included in goodwill and other intangible asset impairments on the consolidated statements income. The impairments resulted in a $90.3 million income tax benefit (deferred tax asset) associated with the remaining tax-deductible basis in goodwill and intangibles.
Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2021 and December 31, 2020 are as follows (in millions):

	September 30, 2021	December 31, 2020
Goodwill	$393.2	$397.3
Other intangible assets, net	660.0	686.4
Total goodwill and other intangible assets, net	$1,053.2	$1,083.7
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021 and 2020 are as follows (in millions):

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Goodwill	72.9	5.2	92.1	270.3	227.1	$667.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2020	$72.9	$5.2	$92.1	$—	$227.1	$397.3

Currency translation effect on foreign goodwill balances	—	—	(4.1)	—	—	(4.1)

Goodwill	72.9	5.2	88.0	270.3	227.1	663.5
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of September 30, 2021	$72.9	$5.2	$88.0	$—	$227.1	$393.2

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total Polaris
Goodwill	72.0	5.2	85.2	270.4	227.1	$659.9
Accumulated goodwill impairment losses	—	—	—	—	—	—
Balance as of December 31, 2019	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9

Impairments	—	—	—	(270.3)	—	(270.3)
Currency translation effect on foreign goodwill balances	0.2	—	3.2	(0.1)	—	3.3

Goodwill	72.2	5.2	88.4	270.3	227.1	663.2
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of September 30, 2020	$72.2	$5.2	$88.4	$—	$227.1	$392.9

The components of other intangible assets were as follows ($ in millions):

	Weighted-average useful life (years)	September 30, 2021	December 31, 2020
Non-amortizable—indefinite lived:
Brand/trade names		$333.6	$334.3
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	17	460.3	460.3
Developed technology	5	9.8	9.9
Total amortizable	16	472.7	472.8
Less: Accumulated amortization		(146.3)	(120.7)
Net amortized other intangible assets		326.4	352.1
Total other intangible assets, net		$660.0	$686.4
Amortization expense for intangible assets was $8.5 million and $8.7 million for the three months ended September 30, 2021 and 2020, respectively, and $25.7 million and $27.5 million for the nine months ended September 30, 2021 and 2020, respectively. Estimated amortization expense for the remainder of 2021 through 2026 is as follows: 2021 (remainder), $7.6 million; 2022, $28.3 million; 2023, $25.7 million; 2024, $25.0 million; 2025, $25.0 million; 2026, $23.8 million; and after 2026, $191.0 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 6. Shareholders’ Equity
During the nine months ended September 30, 2021, the Company paid $411.3 million to repurchase approximately 3.3 million shares of its common stock. As of September 30, 2021, the Board of Directors has authorized the Company to repurchase up to an additional $888.8 million of the Company’s common stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.63 per share on September 15, 2021 to holders of record at the close of business on September 1, 2021. Cash dividends declared and paid per common share for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash dividends declared and paid per common share	$0.63	$0.62	$1.89	$1.86
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding	60.6	61.5	61.1	61.4
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.2	0.2	0.1	0.2
Common shares outstanding—basic	61.0	61.9	61.4	61.8
Dilutive effect of restricted stock units	0.7	0.5	0.7	—
Dilutive effect of stock option awards	0.6	0.4	0.8	—
Common and potential common shares outstanding—diluted	62.3	62.8	62.9	61.8

During the three and nine months ended September 30, 2021, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive were 0.8 million and 0.8 million, respectively, compared to 2.2 million and 5.0 million for the same periods in 2020. As a result of the Company’s net loss during the nine month period ended September 30, 2020, an additional 0.7 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(39.1)	$(15.5)	$(3.8)	$(58.4)
Reclassification to the statement of income	—	6.8	0.2	7.0
Change in fair value	(21.4)	(1.1)	—	(22.5)
Balance as of September 30, 2021	$(60.5)	$(9.8)	$(3.6)	$(73.9)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments and retirement plan activity for the three and nine months ended September 30, 2021 and 2020 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Foreign currency contracts	Other (income) expense, net	$(0.5)	$1.0	$(1.7)	$4.5
Foreign currency contracts	Cost of sales	0.2	(0.7)	1.0	(1.4)
Interest rate contracts	Interest expense	(2.0)	(2.0)	(6.1)	(4.1)
Retirement plan activity	Operating expenses	—	(0.1)	(0.2)	(0.2)
Total		$(2.3)	$(1.8)	$(7.0)	$(1.2)
The net amount of the existing gains or losses as of September 30, 2021 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

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
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a majority of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification (“ASC”) Topic 860. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the accompanying consolidated statements of income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance of $31.4 million as of September 30, 2021 is accounted for under the equity method and is recorded in investment in finance affiliate in the accompanying consolidated balance sheets. As of September 30, 2021, the outstanding amount of net receivables financed for dealers under this arrangement was $482.8 million, which included $258.4 million in the Polaris Acceptance portfolio and $224.4 million of receivables within the Securitization Facility (“Securitized Receivables”).
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2021, the potential 15 percent aggregate repurchase obligation is approximately $138.7 million.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. As of September 30, 2021, the potential aggregate repurchase obligation was approximately $71.8 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2021, the potential aggregate repurchase obligations are approximately $27.8 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
The Company has agreements with third-party financing companies to provide financing options to end consumers of the Company’s products. The Company has no material contingent liabilities for residual value or credit collection risk under these agreements. The Company’s income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.

Note 8. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of September 30, 2021, the Company had an accrual of $79.1 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of September 30, 2021, the Company is party to four putative class actions pending against the Company in the United States. These class actions allege that the Company violated various California consumer protection laws related to rollover protection structure certification in California, Oregon, Nevada, and Texas. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
As of September 30, 2021 and December 31, 2020, the Company had the following open foreign currency contracts (in millions):

	September 30, 2021		December 31, 2020
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$16.1	$0.5	$26.0	$(0.5)
Canadian Dollar	126.4	(0.1)	169.8	(2.8)
Mexican Peso	53.6	(1.2)	13.5	1.0
Total	$196.1	$(0.8)	$209.3	$(2.3)
These contracts, with maturities through September 2022, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities on the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the term loan facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
As of September 30, 2021 and December 31, 2020, the Company had the following open interest rate swap contracts (in millions):

		September 30, 2021		December 31, 2020
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$—	$—	$25.0	$(0.2)
September 30, 2019	September 30, 2023	150.0	(7.9)	150.0	(11.3)
March 3, 2020	February 28, 2023	400.0	(4.3)	400.0	(6.6)
Total		$550.0	$(12.2)	$575.0	$(18.1)
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

The table below summarizes the carrying values of derivative instruments as of September 30, 2021 and December 31, 2020 (in millions):

	Carrying Values of Derivative Instruments as of September 30, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.2	$(2.0)	$(0.8)
Interest rate contracts	—	(12.2)	(12.2)
Total derivatives designated as hedging instruments	$1.2	$(14.2)	$(13.0)

	Carrying Values of Derivative Instruments as of December 31, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.0	$(3.3)	$(2.3)
Interest rate contracts	—	(18.1)	(18.1)
Total derivatives designated as hedging instruments	$1.0	$(21.4)	$(20.4)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses on the accompanying consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 were $2.5 million and $5.7 million, respectively, compared to $1.8 million and $(10.6) million for the same respective periods in 2020.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month periods ended September 30, 2021.

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

Segment sales and gross profit data are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales
ORV/Snowmobiles	$1,208.3	$1,288.8	$3,754.8	$3,065.4
Motorcycles	194.4	166.9	571.7	434.8
Global Adjacent Markets	146.5	106.6	425.4	282.8
Aftermarket	226.7	237.2	696.0	646.8
Boats	183.6	155.1	579.9	441.8
Total sales	$1,959.5	$1,954.6	$6,027.8	$4,871.6
Gross profit
ORV/Snowmobiles	$260.3	$377.8	$952.3	$831.2
Motorcycles	17.8	15.5	49.7	18.9
Global Adjacent Markets	40.9	31.5	115.5	75.2
Aftermarket	60.1	63.7	184.2	157.6
Boats	41.2	33.3	135.0	81.6
Corporate	45.3	12.8	60.8	(4.3)
Total gross profit	$465.6	$534.6	$1,497.5	$1,160.2

Note 11. Subsequent Event
On October 26, 2021 the Company announced plans to divest its Global Electric Motorcar (GEM) and Taylor-Dunn businesses in an effort to more strategically allocate the Company’s resources. The Company expects to complete the divestiture by the end of the calendar year.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and nine month periods ended September 30, 2021 compared to the three and nine month periods ended September 30, 2020. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: Off-Road Vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; Global Adjacent Markets vehicles, including Commercial, Government, and Defense vehicles; Boats; and related Parts, Garments and Accessories (“PG&A”), as well as Aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2021 to the third quarter of 2020, and all “year-to-date” comparisons are from the nine month period ended September 30, 2021 to the nine month period ended September 30, 2020. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
The global spread of the novel coronavirus (COVID-19), heightened consumer demand across industries, and disruptive weather events have impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of these factors has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
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
Beginning in the second quarter of 2020 and continuing through the third quarter of 2021 the Company has seen strong retail demand for our Powersports products and boats as they provide an attractive social-distancing solution for new and existing Powersports customers. Polaris North American dealer inventory as of September 30, 2021 was down significantly compared to pre-pandemic levels as retail sales outpaced shipments.
Navigating the global supply chain as we seek to satisfy retail demand has been challenging. Due to the dynamics of the COVID-19 pandemic, heightened demand, and other natural disasters, our supply chain and manufacturing operations experienced inefficiencies caused by port delays and production-limiting disruptions. These disruptions, and related costs from associated plant, production, and labor inefficiencies, are significant, widespread and impacting many manufacturers across various industries including Polaris. We expect supply chain-related headwinds and elevated commodity and logistics prices to continue into 2022. While we have made pricing changes to address the increase in these costs, manufacturing disruptions combined with the impact of these elevated commodity and logistics costs are expected to negatively affect the Company’s profitability. Further, these supply chain constraints, coupled with strong retail demand, will challenge our ability to replenish dealer inventory levels.
Third quarter sales totaled $1,959.5 million, an increase of $4.9 million from last year’s third quarter sales of $1,954.6 million. Our third quarter sales to North American customers decreased 2 percent and our sales to customers outside of North America increased 21 percent. The increased sales in the quarter were driven primarily by increased pricing and lower promotional costs, mostly offset by lower shipments.
Our gross profit of $465.6 million decreased 13 percent from $534.6 million in the comparable prior year third quarter. The decrease in gross profit was driven by higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing and lower promotional costs. We reported net income of $114.6 million, or $1.84 per diluted share, compared to 2020 third quarter net income of $166.8 million, or $2.66 per diluted share.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages and share data)	2021	2020	Change 2021 vs. 2020	2021	2020	Change 2021 vs. 2020
Sales	$1,959.5	$1,954.6	—%	$6,027.8	$4,871.6	24%
Cost of sales	$1,493.9	$1,420.0	5%	$4,530.3	$3,711.4	22%
Gross profit	$465.6	$534.6	(13)%	$1,497.5	$1,160.2	29%
Percentage of sales	23.8%	27.3%	-359 bps	24.8%	23.8%	+103 bps
Operating expenses:
Selling and marketing	$143.2	$135.5	6%	$443.3	$405.3	9%
Research and development	$86.8	$77.2	12%	$255.1	$222.4	15%
General and administrative	$91.6	$100.6	(9)%	$286.2	$267.0	7%
Goodwill and other intangible asset impairment	$—	$—		$—	$379.2	NM
Total operating expenses	$321.6	$313.3	3%	$984.6	$1,273.9	(23)%
Percentage of sales	16.4%	16.0%	+38 bps	16.3%	26.2%	-982 bps
Income from financial services	$11.3	$18.1	(38)%	$41.2	$63.2	(35)%
Operating income (loss)	$155.3	$239.4	(35)%	$554.1	$(50.5)	NM

Non-operating expense:
Interest expense	$10.8	$17.3	(38)%	$33.0	$51.4	(36)%
Other (income) expense, net	$0.1	$3.2	(97)%	$(5.6)	$4.9	NM
Income (loss) before income taxes	$144.4	$218.9	(34)%	$526.7	$(106.8)	NM
Provision for income taxes	$29.6	$52.0	(43)%	$119.2	$(32.9)	NM
Effective income tax rate	20.5%	23.7%	-319 bps	22.6%	30.9%	-823 bps

Net income (loss)	$114.8	$166.9	(31)%	$407.5	$(73.9)	NM
Net income attributable to noncontrolling interest	$(0.2)	$(0.1)	100%	$(0.4)	$(0.1)	NM
Net income (loss) attributable to Polaris Inc.	$114.6	$166.8	(31)%	$407.1	$(74.0)	NM

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$1.84	$2.66	(31)%	$6.48	$(1.20)	NM
Weighted average diluted shares outstanding	62.3	62.8	(1)%	62.9	61.8	2%
NM = not meaningful

Sales:
Sales for the quarter were $1,959.5 million, a $4.9 million increase from $1,954.6 million of sales in the prior year, primarily driven by increased pricing and lower promotional costs, mostly offset by lower shipments. Year-to-date sales were $6,027.8 million, a 24 percent increase from $4,871.6 million of sales in the prior year. For the year-to-date period, the Company achieved growth across all segments and regions driven primarily by increased shipments in comparison to 2020, when the Company temporarily suspended select plant operations as a result of the then emerging COVID-19 pandemic.

The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Volume	(6)%	17%
Product mix and price	5	5
Currency	1	2
	—%	24%
Volume caused a six percent decrease to sales for the quarter, driven by lower ORV and snowmobile shipments. Volume contributed a 17 percent increase for the year-to-date period, driven by increased shipments in all segments, but most significantly ORV shipments, as well as higher PG&A sales. Product mix and price contributed a five percent increase for the quarter and year-to-date periods, primarily due to lower promotional spending and increased product pricing. Currency contributed a one percent and two percent increase for the quarter and year-to-date periods, respectively.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2021	Percent of Total Sales	2020	Percent of Total Sales	Percent Change 2021 vs. 2020	2021	Percent of Total Sales	2020	Percent of Total Sales	Percent Change 2021 vs. 2020
United States	$1,569.6	80%	$1,641.4	84%	(4)%	$4,754.8	79%	$4,049.2	83%	17%
Canada	143.8	7%	110.4	6%	30%	427.8	7%	248.0	5%	73%
Other countries	246.1	13%	202.8	10%	21%	845.2	14%	574.4	12%	47%
Total sales	$1,959.5	100%	$1,954.6	100%	—%	$6,027.8	100%	$4,871.6	100%	24%

Sales in the United States decreased four percent during the quarter, driven by lower ORV and snowmobile shipments. Sales in the United States increased 17 percent during the year-to-date period, primarily driven by increased ORV and boat shipments, as well as higher PG&A sales. Sales in the United States represented 80 percent and 79 percent of total Company sales during the quarter and year-to-date periods, respectively.
Sales in Canada increased 30 percent during the quarter and 73 percent for the year-to-date period compared to 2020, primarily driven by increased ORV shipments. Currency rate movements had a favorable impact of seven and 12 percentage points on quarter and year-to-date sales, respectively, for 2021 compared to 2020. Sales in Canada represented seven percent of total Company sales during the quarter and year-to-date periods.
Sales in other countries, primarily in Europe, increased 21 percent during the quarter and 47 percent for the year-to-date period compared to 2020, primarily driven by increased ORV shipments. Currency rate movements had a favorable impact of three and nine percentage points on quarter and year-to-date sales, respectively, for 2021 compared to 2020. Sales in other countries represented 13 percent and 14 percent of total Company sales during the quarter and year-to-date periods, respectively.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2021	Percent of Total Cost of Sales	2020	Percent of Total Cost of Sales	Percent Change 2021 vs. 2020	2021	Percent of Total Cost of Sales	2020	Percent of Total Cost of Sales	Percent Change 2021 vs. 2020
Purchased materials and services	$1,278.2	85%	$1,207.5	85%	6%	$3,880.6	86%	$3,168.4	85%	22%
Labor and benefits	147.3	10%	130.8	9%	13%	432.5	9%	321.1	9%	35%
Depreciation and amortization	41.5	3%	44.5	3%	(7)%	119.9	3%	130.7	4%	(8)%
Warranty costs	26.9	2%	37.2	3%	(28)%	97.3	2%	91.2	2%	7%
Total cost of sales	$1,493.9	100%	$1,420.0	100%	5%	$4,530.3	100%	$3,711.4	100%	22%
Percentage of sales	76.2%		72.7%	+359 bps		75.2%		76.2%	-103 bps
Cost of sales increased during the quarter and year-to-date periods primarily due to higher labor, raw material, and logistics costs. For the year-to-date period, increased wholegood and PG&A shipments also contributed to the increase.
 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, decreased primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing and lower promotional costs. Consolidated gross profit for the year-to-date period, as a percentage of sales, increased primarily due to higher sales, lower promotional costs and favorable pricing, partially offset by higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, increased for the quarter, primarily due to an increase in selling, marketing, and research and development spending. Operating expenses, in absolute dollars and as a percentage of sales, decreased for the year-to-date period, primarily due to the prior year impairment of goodwill and other intangible assets associated with the Company’s Aftermarket segment, partially offset by an increase in total operating expenses to levels commensurate with the improvement in demand.
Income from Financial Services:
Income from financial services decreased 38 percent and 35 percent for the quarter and year-to-date periods, respectively, compared to 2020, primarily due to lower retail credit income resulting from lower retail sales and lower penetration rates, as well as lower wholesale financing income from Polaris Acceptance driven by lower dealer inventory.
Interest Expense:
Interest expense decreased primarily due to lower debt levels during the quarter and year-to-date periods compared to the prior year.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
Income tax expense was $29.6 million, or 20.5% of income before income taxes, and $119.2 million, or 22.6% of income before income taxes, for the quarter and year-to-date periods ended September 30, 2021, respectively, compared with income tax expense of $52.0 million, or 23.7% of income before income taxes, and an income tax benefit of $32.9 million, or 30.9% of the loss before income taxes, for the same periods in 2020.
The decrease in the effective income tax rate for the third quarter of 2021 as compared to the same period in 2020 is primarily due to favorable adjustments related to research and development credits on pretax income generated during 2021.
The decrease in the effective income tax rate for the first nine months of 2021 as compared to the same period in 2020 is primarily due to favorable adjustments related to research and development credits on pretax income generated during 2021 as compared to the impact of the deferred income tax benefit arising from the impairment of certain goodwill and intangible assets for financial statement purposes, and the release of certain income tax reserves due to favorable federal tax examination developments on the loss before income taxes in 2020.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly period, weighted average diluted shares outstanding was down one percent compared to the comparable prior year period, primarily due to share repurchases. Over the time period within and between the comparable year-to-date period, weighted average diluted shares outstanding was up two percent compared to the comparable prior year period, primarily due to the increased dilution of weighted shares and options outstanding, partially offset by share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.63 per share on September 15, 2021 to holders of record at the close of business on September 1, 2021.

Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020
ORV/Snowmobiles	$1,208.3	62%	$1,288.8	66%	(6)%	$3,754.8	62%	$3,065.4	63%	22%
Motorcycles	194.4	10%	166.9	9%	16%	571.7	9%	434.8	9%	31%
Global Adjacent Markets	146.5	7%	106.6	5%	37%	425.4	7%	282.8	6%	50%
Aftermarket	226.7	12%	237.2	12%	(4)%	696.0	12%	646.8	13%	8%
Boats	183.6	9%	155.1	8%	18%	579.9	10%	441.8	9%	31%
Total sales	$1,959.5	100%	$1,954.6	100%	—%	$6,027.8	100%	$4,871.6	100%	24%

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020
ORV/Snowmobiles	$260.3	21.5%	$377.8	29.3%	(31)%	$952.3	25.4%	$831.2	27.1%	15%
Motorcycles	17.8	9.2%	15.5	9.3%	15%	49.7	8.7%	18.9	4.3%	163%
Global Adjacent Markets	40.9	27.9%	31.5	29.7%	30%	115.5	27.1%	75.2	26.6%	54%
Aftermarket	60.1	26.5%	63.7	26.9%	(6)%	184.2	26.5%	157.6	24.4%	17%
Boats	41.2	22.4%	33.3	21.5%	24%	135.0	23.3%	81.6	18.5%	65%
Corporate	45.3		12.8			60.8		(4.3)
Total gross profit dollars	$465.6		$534.6		(13)%	$1,497.5		$1,160.2		29%
Percentage of sales	23.8%		27.3%	-359bps		24.8%		23.8%	+103 bps
ORV/Snowmobiles:
ORV sales, inclusive of PG&A sales, were $1,149.8 million and $3,550.4 million for the quarter and year-to-date periods ended September 30, 2021, respectively, compared to $1,196.2 million and $2,927.7 million in the comparable prior year periods. The decrease of four percent for the quarter was driven by lower side-by-side and ATV shipments as a result of supply chain constraints and related component shortages. The increase of 21 percent for the year-to-date period was driven by broad-based demand and shipments across ATV and side-by-side product lines, including PG&A. ORV sales to customers outside of North America increased 26 percent for the quarter and 51 percent for the year-to-date period. The average ORV per unit sales price increased approximately five percent and eight percent for the quarter and year-to-date periods compared to 2020, driven by lower promotional spending and increased product pricing.
Additional information on our end markets:
•Polaris North America ATV unit retail sales down approximately 20 percent for the quarter and down mid-single digits percent year-to-date
•Polaris North America side-by-side unit retail sales down mid-twenties percent for the quarter and down low-double digits percent year-to-date
•Total Polaris North America ORV unit retail sales down mid-twenties percent for the quarter and down low-double digits percent year-to-date
•Estimated North America industry ORV unit retail sales down high-twenties percent for the quarter and down mid-teens percent year-to-date
•Total Polaris North America ORV dealer inventories down approximately 43 percent
Snowmobiles sales, inclusive of PG&A sales, were $58.5 million and $204.4 million for the quarter and year-to-date periods ended September 30, 2021, respectively, compared to $92.6 million and $137.7 million in the comparable prior year periods. The decrease of 37 percent for the quarter was driven by the timing of shipments for the Company's pre-season snowmobile orders year-over-year and supply chain disruptions. The increase of 48 percent for the year-to-date period was driven primarily by increased snowmobile shipments in the first half of the year as a result of strong retail sales, as well as higher PG&A sales.
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing and lower promotional costs.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, increased 16 percent and 31 percent for the quarter and year-to-date periods, respectively. The increases were driven by increased Indian motorcycle and Slingshot shipments as a result of strong retail sales and higher PG&A sales. Sales of motorcycles to customers outside of North America increased 27 percent for the quarter and 40 percent for the year-to-date period. The average per unit sales price for the Motorcycles segment increased approximately 10 percent and five percent for the quarter and year-to-date periods compared to 2020, driven by lower promotional costs.
Additional information on our end markets:
•Indian Motorcycle North America unit retail sales down approximately 12 percent for the quarter and up approximately 20 percent year-to-date
•Polaris North America 900cc cruiser, touring (including Slingshot), and standard unit retail sales down mid-teens percent for the quarter and up high-teens percent year-to-date
•Estimated North America industry 900cc cruiser, touring, and standard unit retail sales down mid-single digits percent for the quarter and up low-twenties percent year-to-date
•Estimated Polaris North America motorcycle dealer inventories down approximately 52 percent
Gross profit, as a percentage of sales, decreased slightly during the quarter, primarily due to increased input costs related to supply chain constraints, partially offset by favorable product mix, increased pricing, and lower promotional costs. Gross profit, as a percentage of sales, increased during the year-to-date period, primarily due to increased sales volumes and lower promotional costs, partially offset by increased input costs related to supply chain constraints.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, increased 37 percent and 50 percent for the quarter and year-to-date periods, respectively. The increases were driven by increases in demand in North America and EMEA. Sales to customers outside of North America increased 15 percent for the quarter and 47 percent for the year-to-date period.
Gross profit, as a percentage of sales, decreased during the quarter, primarily due to higher input costs related to supply chain constraints, partially offset by lower promotional and warranty costs. Gross profit, as a percentage of sales, increased during the year-to-date period, primarily due to increased volume, lower promotional costs, favorable foreign exchange rates, and increased pricing, partially offset by higher input costs related to supply chain constraints.

Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, decreased four percent for the quarter, driven by TAP. Aftermarket sales increased eight percent for the year-to-date period, driven by growth at both TAP and the other aftermarket brands. TAP sales decreased six percent and increased four percent for the quarter and year-to-date periods, respectively.
Gross profit, as a percentage of sales, decreased during the quarter, primarily due to lower sales volumes and higher input costs, partially offset by increased pricing. Gross profit, as a percentage of sales, increased during the year-to-date period, primarily due to increased sales volumes and pricing.
Boats:
Boats revenue increased 18 percent and 31 percent for the quarter and year-to-date periods, respectively, primarily due to increased production levels driven by retail demand and increased pricing.
Additional information on our end markets:
•Polaris U.S pontoon unit retail sales down mid-forties percent for the quarter and down mid-single digits percent year-to-date
•Estimated U.S. industry pontoon unit retail sales down low-forties percent for the quarter and down high-single digits percent year-to-date
Gross profit, as a percentage of sales, increased during the quarter primarily due to increased pricing and favorable product mix, partially offset by higher input costs related to supply chain constraints. Gross profit, as a percentage of sales, increased during the year-to-date period primarily due to favorable product mix, partially offset by higher input costs related to supply chain constraints.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2021	2020	Change
Total cash provided by (used for):
Operating activities	$153.4	$675.7	$(522.3)
Investing activities	(165.6)	(53.7)	(111.9)
Financing activities	(301.1)	37.2	(338.3)
Impact of currency exchange rates on cash balances	(6.9)	1.4	(8.3)
Increase (decrease) in cash, cash equivalents and restricted cash	$(320.2)	$660.6

Operating Activities:
Net cash provided by operating activities was $153.4 million for the nine months ended September 30, 2021, compared to $675.7 million for the same period in 2020. The decrease was primarily the result of higher working capital additions due to increases in inventory driven by strong end-market demand and supply chain inefficiencies, partially offset by higher net income.
Investing Activities:
Net cash used for investing activities was $165.6 million for the nine months ended September 30, 2021, compared to $53.7 million for the same period in 2020. The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. An increase in property, equipment and tooling purchases resulted in more cash used for investing activities compared to the prior year.
Financing Activities:
Net cash used for financing activities was $301.1 million for the nine months ended September 30, 2021, compared to cash provided by financing activities of $37.2 million for the same period in 2020. The change was primarily the result of significant borrowing activity in 2020 to maximize liquidity during the COVID-19 economic slowdown. We recorded $73.7 million of net borrowings for the nine months ended September 30, 2021, compared to $168.3 million of net borrowings for the comparable period in 2020. The change was also driven by higher share repurchases in the current year, partially offset by stock issuances under employee plans. Total common stock repurchases were $411.3 million and $49.5 million for the nine months ended September 30, 2021 and 2020, respectively, and proceeds from the issuance of stock under employee plans were $151.7 million and $32.6 million for the nine months ended September 30, 2021 and 2020, respectively. We paid cash dividends of $115.2 million and $114.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Financing Arrangements:
We are party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that expires in June 2026, under which we have unsecured borrowings. As of September 30, 2021 there were borrowings of $210.0 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $888.0 million was outstanding as of September 30, 2021. Interest is charged at rates based on LIBOR or “prime” for the credit facility. As of September 30, 2021, we had $782.4 million of availability on the Revolving Loan Facility. We are also party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of September 30, 2021, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
The credit facility and the amended Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of September 30, 2021.
As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of September 30, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.

Debt, finance lease obligations, notes payable, and the average related interest rates as of September 30, 2021 were as follows:

($ in millions)	Average interest rate as of September 30, 2021	Maturity	September 30, 2021
Revolving loan facility	0.97%	June 2026	$210.0
Term loan facility	1.08%	June 2026	888.0
Senior notes—fixed rate	4.23%	July 2028	350.0
Finance lease obligations	5.22%	Various through 2029	14.1
Notes payable and other	4.24%	Various through 2030	68.3
Debt issuance costs			(7.1)
Total debt, finance lease obligations, and notes payable			$1,523.3
Less: current maturities			53.3
Long-term debt, finance lease obligations, and notes payable			$1,470.0
As of September 30, 2021, we were in compliance with all debt covenants. Our debt to total capital ratio was 56 percent as of September 30, 2021. Additionally, as of September 30, 2021, we had letters of credit outstanding of $40.6 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
In April 2021, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock, which replaced the previous share repurchase program. Approximately $111.2 million has been repurchased cumulatively from that authorization through September 30, 2021. We repurchased approximately 3.3 million shares of our common stock for $411.3 million during the first nine months of 2021, which increased diluted earnings per share by 25 cents. We have authorization from our Board of Directors to repurchase up to an additional $888.8 million of our common stock as of September 30, 2021. The repurchase of any or all such amounts authorized remaining for repurchase will be governed by applicable SEC rules.
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
We account for our investment in Polaris Acceptance under the equity method. We do not guarantee the outstanding indebtedness of Polaris Acceptance. Our total investment in Polaris Acceptance as of September 30, 2021 was $31.4 million. Our exposure to losses of Polaris Acceptance is limited to our equity in Polaris Acceptance. Credit losses in the Polaris Acceptance portfolio have been modest, averaging less than one percent of the portfolio.
We have agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2021, the potential 15 percent aggregate repurchase obligation is approximately $138.7 million.
A subsidiary of TCF Financial Corporation (“TCF”) finances a portion of our United States sales of boats whereby we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by TCF up to a maximum of 100 percent of the aggregate outstanding TCF receivables balance. As of September 30, 2021, the potential aggregate repurchase obligation was approximately $71.8 million.
We have other financing arrangements related to our foreign subsidiaries in which we have agreed to repurchase repossessed products. For calendar year 2021, the potential aggregate repurchase obligations are approximately $27.8 million.
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
Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. The income generated from these agreements has been included as a component of income from financial services in the accompanying consolidated statements of income.

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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of September 30, 2021:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$16.1	$0.74 to 1 AUD
Canadian Dollar	Long	126.4	$0.78 to 1 CAD
Mexican Peso	Short	53.6	21 Peso to $1
During the quarter and year-to-date periods ended September 30, 2021, after consideration of the existing foreign currency hedging contracts, foreign currencies had a positive impact on net income compared to 2020. We expect currencies to have a positive impact on net income in 2021 compared to 2020.
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
We are a party to a credit agreement with various lenders consisting of a revolving loan facility, a term loan facility, and an incremental term loan. Interest accrues on the revolving loan facility and incremental term loan at variable rates based on

LIBOR or “prime” plus the applicable add-on percentage as defined. As of September 30, 2021, we had no outstanding balance on the revolving loan facility and an outstanding balance of $888.0 million on the term loan facility.
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

Note Regarding Forward Looking Statements
This report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, shipments, net income, net income per share, future cash flows and capital requirements, operational initiatives, pricing actions, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.

Potential risks and uncertainties include such factors as the severity and duration of the supply-chain related constraints currently impacting the Company; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet increasing demand and to bring dealer inventory levels back to optimal levels; COVID-19 pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations expansion and supply chain initiatives; the Company’s ability to successfully increase the pricing of its products to offset increasing input costs; consumer demand for the Company’s products (including its Model Year 2022 product offerings); product offerings, promotional activities and pricing strategies by competitors; economic conditions that impact consumer spending or consumer credit; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability claims; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall economic, social and political environment.

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
As of the date hereof, we are party to four putative class actions pending against Polaris in the U.S., three of which—Johannessohn, In re Polaris, and Guzman—were previously reported in the Company’s 10-K annual report for the period ended December 31, 2020. The fourth case—Hellman—was previously reported in the Company’s 10-Q quarterly report for the period ended June 30, 2021.
Johannessohn. The first putative class action is pending in the United States District Court for the District of Minnesota and alleges excessive heat hazards on Sportsman ATVs, seeking damages for alleged economic loss: Riley Johannessohn, Daniel Badilla, James Kelley, Kevin Wonders, William Bates and James Pinion, individually and on behalf of all others similarly situated v. Polaris Industries (D. Minn.), October 4, 2016. On March 31, 2020, the district court judge denied class certification. The plaintiffs appealed denial of class certification to the Eighth Circuit. On August 20, 2021, the Eighth Circuit affirmed denial of class certification.
In re Polaris. The second putative class action is pending in the United States District Court for the District of Minnesota and arises out of allegations that certain Polaris products suffer from purportedly unresolved fire hazards allegedly resulting in economic loss, and is the result of the consolidation of the three putative class actions that were filed between April 5-10, 2018 and that we disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2018: In re Polaris Marketing, Sales Practices, and Product Liability Litigation (D. Minn.), June 15, 2018. On February 26, 2020, the district court dismissed the majority of plaintiffs and claims. Plaintiffs subsequently voluntarily dismissed the remaining plaintiffs and have appealed to the Eighth Circuit on behalf of the Court dismissed plaintiffs. On August 16, 2021, the Eighth Circuit affirmed dismissal of the claims brought by the plaintiffs who appealed.
Guzman. The third putative class action is pending in the United States District Court for the Central District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019. On May 12, 2021, the district court granted summary judgment and dismissed the plaintiffs’ claims. Plaintiffs have appealed the decision to the Ninth Circuit.
Hellman. The fourth putative class action is pending in the United States District Court for the Eastern District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California, Oregon, Nevada and Texas: Michael Hellman, Francisco Berlanga, Tim Artoff, Cy Mitchell and Jonathan Lollar, individually and on behalf of all others similarly situated v. Polaris Industries Inc. (DE), Polaris Sales Inc. and Polaris Industries Inc. (MN) (E.D. Cal.), May 25, 2021. The Hellman class action was brought by the same plaintiffs’ counsel as in the Guzman case noted above and is based on substantially similar allegations. The Company has moved to dismiss the non-California plaintiffs.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2021	—	$—	—	$888,825,793
August 1 — 31, 2021	—	$—	—	$888,825,793
September 1 — 30, 2021	—	$—	—	$888,825,793
Total / Average	—	$—	—
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of September 30, 2021, the approximate value of shares that may yet to be purchased pursuant to the Program is $888.8 million. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on October 26, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income (Loss) for the three and nine month periods ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Equity for the three and nine month periods ended September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2021 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 26, 2021	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	October 26, 2021	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)