Form 10-K
period 2021-12-31
Polaris Inc.
filed 2022-02-15
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,295,879,000 as of June 30, 2021, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date. As of February 8, 2022, 60,049,054 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 28, 2022 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2022 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

  POLARIS INC.
2021 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Polaris Inc., formerly known as Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include, Off-Road Vehicles (ORV), including All-Terrain Vehicles (ATV) and side-by-side vehicles for recreational and utility use, Snowmobiles, Motorcycles, Global Adjacent Markets vehicles, including Commercial, Government and Defense vehicles, and Boats. We also design and manufacture or source parts, garments and accessories (PG&A) related to our vehicles and aftermarket products and services for off-road and on-road vehicles. Our products are sold online and through dealers, distributors, and retail stores principally located in the United States, Canada, Western Europe, Australia, and Mexico.
Business Segments
In 2021, we operated in six business segments; ORV, Snowmobiles, Motorcycles, Global Adjacent Markets, Aftermarket, and Boats. Our products are sold through a network of over 2,500 independent dealers in North America, over 1,500 independent international dealers through over 30 subsidiaries, and over 90 independent distributors in over 120 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products, however some dealers carry our full line of products and, while relatively consistent, the actual number of dealers carrying our products can vary from time to time. We also sell through a network of brick-and-mortar retail centers.
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis; changing from the previous basis described herein. Starting in the first quarter of 2022, the Company expects to report its results under the new basis with the following reportable segments: Off-Road, On-Road, Marine, and Aftermarket. The new basis is intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement.
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
Estimated North America and worldwide ORV industry retail sales are summarized as follows:

	Twelve months ended December 31,
Estimated* Approximate Industry Sales (in units)	2021	2020	2019
North America ATV retail sales	285,000	345,000	260,000
North America side-by-side retail sales	540,000	640,000	510,000
North America ORV retail sales	825,000	985,000	770,000

Worldwide ATV retail sales	415,000	465,000	380,000
Worldwide side-by-side retail sales	595,000	690,000	550,000
Worldwide ORV retail sales	1,010,000	1,155,000	930,000
*Estimates are unaudited and based on internally generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

The side-by-side market has been consistently strong over the past several years primarily due to continued innovation by manufacturers. More recently, and due in part to the continuing COVID-19 pandemic, we have seen robust consumer demand out-pace supply due to on-going global supply challenges.
In 2021, we continued to be the North America market share leader in Off-Road Vehicles. Our ORV lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, and the Sportsman ATV. The full line spans 121 models, including two-, four- and six-wheel drive general purpose and recreational vehicles. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2021 ORV product introductions included the SPORTSMAN 570 & 1000 RIDE COMMAND EDITIONS, SPORTSMAN 850 ULTIMATE TRAIL EDITION, RANGER KINETIC, RANGER SP 570, RANGER SP 570 NORTHSTAR, RANGER XP 1000 BIG GAME AND WATERFOWL EDITIONS, GENERAL XP TRAILHEAD LE, GENERAL XP TROY LEE DESIGNS LE, RZR 200 EFI, RZR ROCKFORD FOSGATE LE, RZR PRO R, RZR TURBO R, RZR TRAIL, AND RZR TRAIL S EDITIONS.
We design, engineer, produce or supply a variety of replacement parts and Polaris Engineered Accessories for our ORVs. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, pull-behinds, cab systems, lighting and audio systems, cargo box accessories, tracks and oil. We also market a full line of gear and apparel related to our ORVs, including helmets, jackets, gloves, pants and hats. Gear and apparel is designed to our specifications, purchased from independent vendors and sold by us through our dealers, and distributors, and online.
We sell our ORVs directly to a network of over 1,400 dealers in North America and over 1,100 international dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers. We produce and deliver our products throughout the year based on dealer, distributor, and customer orders. ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. We utilize our Retail Flow Management (RFM) ordering system for ORV dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
The ORV industry in the United States, Canada and other global markets is highly competitive. As an ORV original equipment manufacturer (OEM), our competition primarily comes from North American and Asian manufacturers. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties and a manufacturer’s ability to timely produce vehicles in response to increased consumer demand.
Snowmobiles:
Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that worldwide industry sales of snowmobiles totaled approximately 135,000, 125,000, and 135,000 units for the seasons ended March 31, 2021, 2020, and 2019, respectively. In 2021, we saw robust demand driven by the COVID-19 pandemic.
For the season ended March 31, 2021, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 58 models, ranging from youth models to utility and economy models to performance and competition models. Polaris snowmobiles are sold principally in the United States, Canada, Russia and Northern Europe.
Key model introductions in 2021 included the new Polaris RMK lineup with Matryx Chassis & Slash derivatives 146/155/165 and Polaris Indy XCR on Matryx Chassis. We also launched the PATRIOT BOOST turbo engine for mountain snowmobiles. We also manufacture a snow bike conversion kit system under the Timbersled brand and in 2021 we launched the RIOT 3 TIMBERSLED.
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
We sell our snowmobiles directly to a network of over 580 dealers in North America, primarily located in the snowbelt regions of the United States and Canada, and over 300 international dealers. We offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacturing of snowmobiles commences in late winter of the previous season and continues through late autumn or early winter of the current season.
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
Estimated combined 900cc and above cruiser, touring, and standard market segments (including the moto-roadster Slingshot®) motorcycle industry sales in North America and worldwide are summarized as follows:

	Twelve months ended December 31,
Estimated* Industry Sales (in units)	2021	2020	2019
North America 900cc cruiser, touring, and standard retail sales	220,000	190,000	210,000
Worldwide 900cc cruiser, touring, and standard retail sales	350,000	330,000	365,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

In 2021, we held the number two position in North America market share for the 900cc+ category. Our motorcycles lineup includes Indian Motorcycle and Slingshot, a 3-wheel open air roadster. Our 2022 model year line of motorcycles for Indian Motorcycle and Slingshot consists of 34 models. In 2021, Indian Motorcycle launched its all-new 2022 lineup featuring updated technology and new accessories across its cruiser, bagger, and touring models. Included in the 2022 lineup were three newly designed Indian Chief models. Polaris Slingshot launched its all-new 2022 lineup, including the reintroduction of the Slingshot SLR.
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
Indian Motorcycle and Slingshot are distributed directly through independently owned dealers and distributors. Indian Motorcycles are sold through a network of over 200 dealers in North America and over 350 international dealers. Slingshot currently has over 340 dealers globally. We utilize our RFM ordering system for motorcycle dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
Global Adjacent Markets:
Our Global Adjacent Markets business designs and manufacturers vehicles that support various commercial work applications and include products in the light-duty hauling, industrial and urban/suburban commuting sub-sectors, as well as tactical defense vehicles. As part of Global Adjacent Markets, our Polaris Adventures business partners with local outfitters to deliver unique ride experiences leveraging many of our global vehicle platforms. We estimate the worldwide target market for our Global Adjacent Markets businesses was over $5.5 billion in 2021, which includes light duty hauling, people movers, industrial, rental, urban/suburban commuting and related quadricycles.
Our vehicle brands include Goupil, Aixam, and ProXD, offering low emission vehicles, light duty hauling, passenger vehicles and industrial vehicles. Across these brands we offer 48 models. Global Adjacent Markets also includes all government, defense, and business-to-business (B2B) applications of ORV and Snowmobiles outside of our traditional dealer channels. For defense customers, we offer ATVs and side-by-side vehicles with features specifically designed for ultra-light tactical military applications. These vehicles provide versatile mobility for up to nine passengers, and include our DAGOR, Sportsman MV and MRZR models.
Within Global Adjacent Markets, our businesses each have their own distribution networks through which their respective vehicles are distributed. ProXD is sold through a growing network of over 160 dealers and also direct to customer where permitted. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries. The Polaris Adventures network completed over 400,000 rides in over 180 locations in 2021.
Aftermarket:
Aftermarket parts, garments and accessories are sold through a highly fragmented industry, which includes dealers, aftermarket e-commerce, big box retailers, distributors and specialty 4x4 retailers. We estimate the market for Jeep and truck aftermarket accessories was approximately $8.5 billion in 2021, and the market for Powersports aftermarket parts, garments and accessories was approximately $5.0 billion in 2021.
Our aftermarket portfolio of brands include Transamerican Auto Parts (“TAP”), which is a vertically integrated manufacturer, distributor, retailer and installer of off-road Jeep and truck accessories. TAP-owned brands include 4WP, 4

Wheel Parts, Pro Comp, Smittybilt, Rubicon Express, G2 Axle & Gear, Poison Spyder, Trail Master, 4WP Factory, and LRG. We compete primarily in North America and our competition is highly fragmented across the retail and online channels. TAP sells through its retail stores, call center, and e-commerce sites, while also supporting numerous independent accessory retailers/installers through their wholesale distribution network. TAP conducts business through a three-pronged sales, service, and manufacturing paradigm. TAP has 101 brick-and-mortar retail centers, staffed with experienced product and installation specialists. TAP’s omni-channel retail strategy includes a significant e-commerce business with 4WheelParts.com and 4WD.com. The TAP e-commerce network facilitates consumer sales, service and support, including “pick up in store.”
Other brands within our aftermarket portfolio include Kolpin, Pro Armor, Klim, 509, and Trail Tech. Aftermarket brands in our off-road category include Kolpin, a lifestyle brand specializing in purpose-built and universal-fit accessories for a variety of off-road vehicles and off-road outdoor enthusiasts, and Pro Armor, a lineup that specializes in accessories for performance side-by-side vehicles and ATVs. Aftermarket brands in our Apparel category include Klim, which specializes in premium technical riding gear for snowmobile, motorcycle and off-road activities, and 509, which is an aftermarket leader in snowmobile and off-road apparel, helmets and goggles. Kolpin Outdoors, Pro Armor and Trail Tech are marketed through Apex Product Group, a unified sales, customer service, distribution and vertically integrated manufacturing organization. Apex brands allow us to access customers through strategic retail and e-commerce marketplaces, as well as dealerships (Polaris and non-Polaris) to reach owners of Polaris and other OEM’s products. Klim and 509 each have their own dealer/distributor networks.
Boats:
Our boats are designed to compete in key segments of the recreational marine industry, specifically pontoon and deck boats. Inclusive of the segments in which we compete, we estimate total U.S. 2021 powerboats market sales were approximately $13.5 billion, with pontoon being one of the largest segments therein.
Our brands include Bennington, Godfrey, and Hurricane, which together provide a full offering of pontoon and deck boats. These brands are strategically positioned with over 500 base models across a range of price points. We also offer custom layouts and features and work with numerous engine manufacturers enabling customers to build a boat that meets their specifications. We believe that the combination of our Bennington and Godfrey brands is projected to be the market share leader in pontoon boats.
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
Financial Services Arrangements
Floor plan financing. We have arrangements with Polaris Acceptance (United States), a joint venture between Polaris and a subsidiary of Wells Fargo Bank, N.A., Wells Fargo affiliates (Australia, Canada, France, Germany, the United Kingdom, China and New Zealand), and a subsidiary of Huntington Bancshares Incorporated to provide floor plan financing for many of our dealers. A majority of our North America sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A are financed under these arrangements whereby we are paid within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. We have not historically been required to repurchase a significant number of units. See Note 10 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
Customer financing. We do not offer consumer financing directly to the end users of our products. Instead, we have agreements in place with third-party financing companies to provide financing services to those end consumers.
Manufacturing and Distribution Operations
Our products are primarily assembled at our 20 global manufacturing facilities, many of which are shared across business segments. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, precision machining, welding, clutch assembly and painting. Raw materials and other component parts are purchased from third-party vendors. We have a long-term supply contract with a boat engine manufacturer, which requires a certain volume of total engine purchases, and includes favorable pricing, as well as various growth and volume incentives.

Contract carriers ship our products from our manufacturing and distribution facilities to our customers. We maintain several leased wholegoods distribution centers where final set-up and up-fitting is completed for certain models before shipment to dealers, distributors, and customers.
Our products are distributed to our dealers, distributors, and customers through a network of over 40 distribution centers, including third-party providers.
Sales and Marketing
Our marketing activities are designed primarily to promote and communicate with consumers to enable the marketing and selling efforts of our dealers and distributors globally. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our brands directly to consumers via digital, television, print, out of home, radio, events and sponsorships. We utilize public relations and partnerships to drive earned media. We provide advertising assets and content and partially underwrite dealer and distributor advertising to a degree and on terms which vary by brand and from year to year. We also provide print materials, signage and other promotional items for use by dealers. We spent $584.8 million, $544.3 million and $559.2 million for sales and marketing activities in 2021, 2020 and 2019, respectively. Our corporate headquarters facility is in Medina, Minnesota, and we maintain numerous sales and administrative facilities across the world.
Engineering, Research and Development, and New Product Introduction
We have over 1,400 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in Roseau, Minnesota, Wyoming, Minnesota, Chula Vista, California, Elkhart, Indiana, Burgdorf, Switzerland, and Bangalore, India.
We utilize internal combustion engine testing facilities to design engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Further, we are currently executing an electrification initiative to position the Company as a leader in powersports electrification. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, motorcycles, and certain Global Adjacent Market vehicles, and our Roseau, Minnesota facility for our snowmobile, ATV and powertrain research and development. We utilize our Elkhart, Indiana facility for engineering, design and development for our boats research and development. We also own Swissauto Powersports Ltd., an engineering company that develops high-performance and high-efficiency engines and innovative vehicles.
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
Product Safety & Regulatory Affairs
Federal, state/provincial and local governments around the world have promulgated and/or are considering promulgating laws and regulations relating to product safety and consumer use. For example: (i) the United States, the Consumer Product Safety Commission (CPSC) has federal oversight over product safety issues related to snowmobiles, snow-bikes and off-road vehicles, (ii) the National Highway Traffic Safety Administration (NHTSA) has federal oversight over product safety issues related to motorcycles and Slingshot, and (iii) and the U.S. Coast Guard and its foreign equivalents have oversight of our Boats products, which are subject to marine safety regulations for boats. In addition, we design our products to comply with various applicable voluntary safety standards promulgated by industry associations. While we are currently effectively managing compliance with these various regulatory schemes and standards around the world, changes in the regulatory climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows. For a more detailed discussion of these risks, please see Item 1A. Risk Factors of this Annual Report.
Human Capital Management
Best Team, Best Culture is a Polaris guiding principle. Our employees are also among our largest shareholder groups, driven by our Employee Stock Ownership Plan and our equity compensation program. Our greatest asset is our employees and we are committed to providing a diverse and engaging work environment and we aim to leverage our Polaris values to drive a positive culture.
Employee well being. We believe the health, safety, and financial security of our employees drives our success and it is a key focus of our guiding principles. Over the last year, our strong safety culture remained primary while navigating the second year of the COVID-19 pandemic. We continued to identify and implement safety controls to protect employees working onsite. The agility of our employee base remained an advantage, as many employees operated in hybrid work environments. With employee well-being as a focus, we shared resources for employees to manage remote work, support mental health, and balance parental and other family responsibilities.
Employee engagement. As a core element of our human capital management strategy, we deployed our bi-annual engagement survey to our global salaried employees. Our strong employee response was indicative of our engagement, with 96% of employees participating in the survey. Survey results showed a strong level of engagement across our employees, and our overall scores were in the top quartile compared with a best-in-class global normative database, on par with high performing company norms.
Leadership Development. As a part of our growth strategy, we are committed to strategically and intentionally developing our current employees to become the next generation of leaders through external partnerships and employee development programs such as Succeeding as a Polaris Leader and Polaris Leadership Development 1 and 2. These programs provide high potential employees opportunities to grow and prepare for next-level roles. In 2021, our investment in leadership development continued. We scaled virtual leadership training to a larger number of leaders than prior years and disseminated manager tools to enhance effectiveness.
We also remained committed to focused development for early career talent. We revamped our 2021 internship programs to support both onsite and remote interns, and we created weekly hybrid development opportunities for our early talent. We believe our internship programs provide a strong talent pipeline to our early career functional development programs across engineering, operations, sales, marketing, finance, human resources, and information services. Each development program consists of structured rotations and additional formal development, accelerating our talent pipeline.
Commitment to diversity, equity, and inclusion. Our commitment to diversity, equity, and inclusion is another focus of our guiding principle of Best Team, Best Culture. Fostering an environment that ensures equal opportunity and truly values individual differences drives the success of our business. Polaris thrives when it empowers and values the unique skills, perspectives, and contributions of each employee. In 2020, we made a corporate commitment to the CEO Action Pledge for Diversity & Inclusion, which outlines specific sets of actions designed to advance diversity and inclusion in the workplace. To further this work, we created and deployed a multi-year strategy, R.I.D.E Together. R.I.D.E. Together encompasses our commitment to Respect, Inclusion, Diversity, and Equity, with our assertion that we will make meaningful progress leveraging our full workforce (Together). We deployed leadership tools to drive inclusive team conversations, and we leveraged our Employee Engagement Survey to evaluate additional opportunities to build an inclusive culture. We are members of the Corporate Partnership Council of the Society of Women Engineers which promotes opportunities for development for our team and helps build a pipeline for future talent.
Headcount. Due to the seasonality of our business and certain changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been materially disruptive to operations. As of December 31, 2021, on a worldwide basis, we employed over 16,000 full-time persons. Approximately 5,000 of our full-time employees are salaried.

Market and Industry Data
We have obtained the market and industry data presented in this year’s Annual Report from a combination of internal surveys, third-party information and estimates by management. There are limited sources that report on our markets and industries. As such, much of the market and industry data presented in this year’s Annual Report is based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. While we believe internal surveys, third-party information and our estimates are reliable, we have not verified them, nor have they been verified by any independent sources and we have no assurance that the information contained in third party websites is current, up-to date, or accurate. While we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, whether any such future-looking data will be accurate involves risks and uncertainties and are subject to change based on various factors, including those factors discussed under the “Forward-Looking Statements” and in our “Risk Factors.”
Available Information
Our Internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors, our Code of Business Conduct and Ethics, and our Corporate Responsibility Report. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations or email polaris.investorrelations@polaris.com. Information contained on our website is not part of this report. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that side (http://www.sec.gov).
Forward-Looking Statements
This 2021 Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, shipments, future cash flows and capital requirements, operational initiatives, supply chain, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
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
Information about our Executive Officers
Set forth below are the names of our executive officers as of February 15, 2022, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Michael T. Speetzen Chief Executive Officer	52
Mr. Speetzen was appointed Chief Executive Officer in April 2021. Prior to this, Mr. Speetzen was Interim Chief Executive Officer since January 2021 and Executive Vice President—Chief Financial Officer since August 2015.

Lucy Clark Dougherty Senior Vice President—General Counsel and Corporate Secretary	52	Ms. Clark Dougherty joined Polaris in January 2018 as Senior Vice President—General Counsel and Corporate Secretary. Prior to joining Polaris, Ms. Clark Dougherty was deputy general counsel at General Motors for Global Markets, Autonomous Vehicles and Transportation as a Service since June 2017. Prior to that role, Ms. Clark Dougherty held several positions at General Motors.

Michael D. Dougherty President—On-Road and International	54	Mr. Dougherty was appointed President—On-Road and International in December 2019. Prior to this, Mr. Dougherty was President—International since September 2015.
Stephen L. Eastman President—PG&A and Aftermarket	57	Mr. Eastman joined Polaris in February 2012 as President—PG&A and Aftermarket.
Robert P. Mack Chief Financial Officer and Executive Vice President—Finance & Corporate Development	52
Mr. Mack was appointed Chief Financial Officer in April 2021 Mr. Mack also serves as Executive Vice President—Finance & Corporate Development. Prior to this, Mr. Mack was Interim Chief Financial Officer and Senior Vice President—Corporate Development and Strategy, and President—Global Adjacent Markets and Boats.

Steven D. Menneto President—Off-Road	56	Mr. Menneto was appointed President—Off-Road in December 2019. Prior to this, Mr. Menneto was President—Motorcycles since September 2015.
Kenneth J. Pucel Executive Vice President—Global Operations, Engineering and Lean	55	Mr. Pucel joined Polaris in December 2014 as Executive Vice President—Global Operations, Engineering and Lean.
Jacob S. Vogel President—Marine	44	Mr. Vogel was appointed President—Marine in July 2018 when Boat Holdings, LLC was acquired by Polaris. Prior to the acquisition, Mr. Vogel was CEO of Boat Holdings LLC.
James P. Williams Senior Vice President—Chief Human Resources Officer	59	Mr. Williams joined Polaris in April 2011 as Senior Vice President—Chief Human Resources Officer.
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
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact spending on our products, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income or our customers’ budgets, such as employment levels, inflation, business conditions, the level of governmental financial assistance, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the economic impacts of natural disasters or other severe weather conditions and acts of terrorism, the availability of consumer credit could reduce overall spending or reduce spending on our products. A general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products could adversely affect our sales growth and profitability. Overall demand for products sold in the Jeep and truck aftermarket is dependent upon many factors including the total number of vehicle miles driven in North America, the total number of registered vehicles in North America, the age and quality of these registered vehicles and the level of unemployment in North America. A general reduction in spending by our customers for commercial equipment or a reduction in government budgets could adversely affect our related sales.
Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.
In addition, we have financial services partnership arrangements with subsidiaries of Wells Fargo Bank, N.A. and a subsidiary of Huntington Bancshares Incorporated that require us to repurchase products financed and repossessed by the partnership, subject to certain limitations. If adverse changes to economic conditions result in increased defaults on the loans made by this financial services partnership, our repurchase obligation under the partnership arrangement could adversely affect our liquidity and harm our business.
Shortages or increases in the cost of raw materials, commodities, component parts, and transportation could negatively impact our business.
The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport the products. Our profitability has been affected by fluctuations in the prices of the raw materials and commodities we use in our products and in the cost of freight and shipping to source materials, commodities, and other component parts necessary to assemble our products. We recently experienced significant increases in the cost of these commodities and materials due generally to an inflationary environment driven by high demand and supply chain disruptions. Additionally, fluctuating policies and the implementation of trade regulations and trade agreements could further disrupt our supply chain or increase the cost of raw materials and commodities necessary to manufacture our products. The impact from tariffs or other trade regulations could require us to shift our manufacturing footprint or result in decreased demand for our products or restructuring actions that could impact our work force and/or our investments in research and development or other growth initiatives. All of these could increase our operational costs and materially and adversely affect our results of operations and financial condition.
Market and Competitive Risks
We face intense competition in all product lines. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets in which we operate are highly competitive. Competition in such markets is based upon several factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on additional factors, including product availability, sales and marketing support programs (such as financing and cooperative advertising), and dealer and customer perception. Certain of our competitors are more diversified and have advantaged manufacturing footprints, and may invest more heavily in intellectual property, product development, promotions and advertising. If we are not able to compete with new or enhanced products or models of our competitors, our future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational, utility, and work products for the discretionary spending of our customers. A failure to effectively compete with these other competitors or adjust pricing to offset inflation or increased supply chain costs could materially and adversely affect our financial results and have a material adverse effect on our performance.
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively in the market, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing product, execute on our electrification strategy, and develop new innovative products in the global markets in which we compete. Product development requires significant financial, technological and other resources. There can be no assurance that our past level of investment in research and development will be sufficient to maintain our competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant engineering, planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may be of a better quality, beat our products to market, and be more attractive in terms of features and price than our products.
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
Demand for the Company’s products depends in part on their social acceptability. Public concerns about the environmental impact of the Company’s products or their perceived safety could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of the Company’s products or limit access to areas where customers can use our products. Any decline in the social acceptability of the Company’s products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent their access to certain locations or restrict their use or manner of use in certain areas or during certain times, which could negatively impact sales. Any material decline in the social acceptability of the Company’s products could impact the Company’s ability to retain existing customers or attract new ones which, in turn, could have a material adverse effect on its business, results of operations or financial condition.
From time to time, we manage our portfolio and grow our business through acquisitions, non-consolidating investments, alliances and new joint ventures and partnerships, which could be risky and could harm our business.
From time to time, we drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, non-consolidating investments, alliances, and new joint ventures and partnerships (each a “Strategic Transaction”) that we believe add value to our existing brands and product portfolio. The benefits of a Strategic Transaction may take more time than expected to develop or integrate into our operations, and we cannot guarantee that any Strategic Transaction will ultimately produce the expected benefits.
There can be no assurance that Strategic Transactions will be completed or that, if completed, they will be successful. Strategic Transactions pose risks with respect to our ability to project and evaluate market demand, potential synergies and cost savings, make correct accounting estimates and achieve anticipated business goals and objectives. As we continue to grow, in part, through Strategic Transactions, our success depends on our ability to anticipate and effectively manage these risks. If acquired businesses do not achieve forecasted results or otherwise fail to meet projections, it could affect our results of operations.
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
Our operations and ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to manufacture our products and meet our production schedules. For example, we are experiencing supply disruptions and sourcing challenges for various components critical to the manufacture of our products.
In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source or geography and may be at an increased risk for supply disruptions. If necessary, we may not be able to develop alternate sourcing quickly or at all. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, port, rail, or truck delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations.
Material disruptions of our production schedule caused by a worsening, prolonged, or other unexpected shortage of systems, components, raw materials or parts have caused, and could continue to cause, us to not be able to meet customer demand, to alter production schedules, to delay product launch schedules, or to suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations. These disruptions have had and may continue to have in the future an adverse impact on our prospects and operating results.
We manufacture our products at, and distribute our products from, several locations in North America and internationally. An unforeseen increase in demand for our products or any disruption at any of these facilities or manufacturing delays could adversely affect our business and operating results.
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including supply chain constraints, labor disruptions, the occurrence of a contagious disease or illness or catastrophic weather events, the inability to manufacture at the affected facility may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. In addition, our ability to meet customer demand has been constrained by our ability to manufacture product driven largely by supply chain constraints, among other factors. There can be no assurance that our current or future manufacturing footprint will be sufficient to meet customer demand or that we will be able to successfully expand our manufacturing capacity to meet demand, which could result in loss of revenue and market share.
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
We source component parts and raw materials through numerous suppliers and have relationships with a limited number of product financing sources for our dealers and consumers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of our suppliers or financing sources, or if uncertainty about inflation, the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us.
Failure to establish and maintain the appropriate level of dealers and distributor relationships or weak economic conditions impacting those relationships may negatively impact our business and operating results.
We distribute our products through numerous dealers and distributors and rely on them to retail our products to the end customers. Our sales growth and profitability could be adversely affected if deterioration of business conditions or reputational harm results in a weakening of the financial condition of our dealers and distributors. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.
Our operations require significant management attention and financial resources, expose us to difficulties presented by global economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.
Investments to increase our global presence, including adding employees and retailers and continuing to invest in business infrastructure and operations, might not produce the returns we expect, which could adversely affect our profitability. Our operations and sales are also subject to risks related to political and economic instability, increased costs of customizing products for foreign countries, labor market conditions, the imposition of tariffs and other trade barriers or costs, the impact of government laws and regulations, the effects of income and withholding taxes, governmental expropriation and differences in business practices in different markets, and multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters. The realization of any of these risks or unfavorable changes in the political, regulatory and business climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows.
Weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Unfavorable weather conditions may reduce demand and negatively impact sales of certain of the Company’s products. Unfavorable weather, including conditions caused in part by climate change, in any particular geographic region may have an adverse effect on sales of the Company’s products in that region. In particular, lack of snowfall during winter may materially adversely affect snowmobile sales, excessive rain before and during spring and summer may materially adversely affect sales of off-road vehicles, ATVs, and boats, a lack of rain in certain areas may limit boat usage and may materially adversely affect sales of boats, and wild fires can limit areas where our customers ride our off-road vehicles and ATVs. There is no assurance that weather conditions or natural disasters could not have a material effect on our sales, production capability or component supply continuity for any of our products.
Our operations are dependent upon attracting and retaining senior executives and skilled employees. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of our organization and to retain or provide for adequate succession planning for our senior executives.
Our success depends on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Many members of the Company’s management team and other key employees have extensive experience in the Company’s industry and with its business, products and customers. The unplanned loss of members of the Company’s management team or other key employees, particularly if combined with difficulties in finding qualified replacements, could negatively affect the Company’s ability to develop and pursue its business strategy, which could materially adversely affect the Company’s business, results of operations or financial condition. In addition, the Company’s success depends to a large extent upon its ability to attract and retain skilled employees. There is intense competition for qualified and skilled employees, and a failure to recruit, train and retain such employees could have a material adverse effect on its business, results of operations or financial condition.
The demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread impact on global supply chains may negatively impact our business and operating results.
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in the United States and other countries where we operate or our dealers or suppliers are located. Impacts on our operations include, but are not limited to:
•Reductions in demand or significant future volatility in demand for one or more of our products;
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
These impacts may have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. And while we have seen increased demand for our products resulting in part from effects of the COVID-19 pandemic, there can be no assurance that we can maintain or continue to expand demand for products in a post-pandemic era. Furthermore, COVID-19 and related supply chain disruptions have impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. Despite our efforts to manage and remedy COVID-19 related impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, third-party actions taken to contain its spread and mitigate its public health effects, including efficacy and distribution of available vaccines to our employees and the general population, and the related impact on consumer confidence and spending.
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
The Company purchases excess insurance coverage for product liability claims for incidents occurring subsequent to the policy date that exceed our self-insured retention levels. However, certain claims, such as economic loss claims, false marketing claims, and punitive damages, are uninsured.
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
We generally provide limited warranties for our vehicles and boats. We may also provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods.
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
We hold patents and trademarks relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Others may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. Regardless of whether litigation relating to our intellectual property rights is successful, the litigation could significantly increase our costs and divert management’s attention from operation of our business, which could adversely affect our results of operations and financial condition. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty.
We may be subject to cybersecurity breaches and other disruptions to our information technology systems and connected products that could adversely affect our business.
We use many information technology systems, some of which are managed by third parties, and manufacture connected products (including connected vehicles), some of which are managed by third parties, in operating our business. Those systems and products process potentially sensitive information, including intellectual property; proprietary business information of Polaris and our dealers, suppliers, and other business partners; and personal information of consumers and employees. Our systems and products, including those managed by third parties, have been, and could be in the future vulnerable to breach, damage, disruption, or breakdown from various sources, including power loss, viruses, malware, ransomware, phishing, denial of service, and other cyber-attacks that may be random, targeted, or the result of misconduct of error by individuals with access to our systems. While we invest in layers of data and information technology protection, and monitor continually evolving cybersecurity threats, there can be no assurance that our efforts will prevent disruptions or breaches of our systems and connected products.
We have experienced cyber-attacks, as have third-parties who manage our information technology systems and other third-party suppliers and service providers, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems, connected products, or operations as a result of such cyber-attacks. We could, however, experience material disruptions or breaches in the future. Such disruptions or breaches of our information technology systems and connected products could adversely affect our business by resulting in, among other things: (i) disruption to our business operations; (ii) compromise or loss of the information processed by those systems and products, such as intellectual property, proprietary information, or personal information; (iii) impact to the performance and/or safety of our connected products; (iv) damage to our reputation; and (v) litigation or regulatory proceedings. We are subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General

Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA). Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.
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
We have arrangements with third parties to make retail financing available to consumers who purchase our products in the United States. Furthermore, some customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, consumer demand could be materially impacted and our sales and profitability could be adversely affected.
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

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material properties as of December 31, 2021:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	C	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	O/S, G	Owned	813,000
Huntsville, Alabama	Wholegoods manufacturing	O/S, M, G	Primarily owned	1,355,000
Monterrey, Mexico	Wholegoods manufacturing	O/S	Primarily owned	1,623,000
Elkhart, Indiana	Wholegoods manufacturing	B	Owned	865,000
Opole, Poland	Wholegoods manufacturing	O/S, M	Leased	365,000
Osceola, Wisconsin	Component parts & engine manufacturing	O/S, M, G	Owned	293,000
Spirit Lake, Iowa	Wholegoods manufacturing	M	Owned	448,000
Chanas, France	Wholegoods manufacturing	G	Owned	196,000
Shanghai, China	Wholegoods manufacturing	O/S	Leased	214,000
Bourran, France	Wholegoods manufacturing and R&D	G	Leased	105,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	G	Owned	98,000
Monticello, Minnesota	Component parts manufacturing	O/S, M, G	Owned	109,000
Wyoming, Minnesota	Research and development facility	O/S, M, G	Owned	272,000
Fernley, Nevada	Distribution center	O/S, M, G	Owned	475,000
Wilmington, Ohio	Distribution center	O/S, M, G	Owned	487,000
Vermillion, South Dakota	Distribution center	O/S, M, G	Owned	610,000
Carlisle, Pennslyvania	Distribution center	A	Leased	192,000
Coppell, Texas	Distribution center	A	Leased	142,000
Jacksonville, Florida	Distribution center	A	Leased	134,000
Denver, Colorado	Distribution center	A	Leased	47,000
Compton, California	Distribution center and office facility	A	Leased	254,000
Rigby, Idaho	Distribution center and office facility	A	Owned	108,000
Shakopee, Minnesota	Wholegoods distribution	O/S, G	Leased	870,000
Plymouth, Minnesota	Office facility	C	Primarily owned	170,000
Winnipeg, Canada	Office facility	C	Leased	15,000
Rolle, Switzerland	Office facility	C	Leased	8,000
*Legend: C - Corporate (all segments), O/S - ORV/Snow, M - Motorcycles, G - Global Adjacent Markets, A - Aftermarket, B - Boats
Including the material properties listed above and those properties not listed, we have over six million square feet of global manufacturing and research and development space. Additionally, we have over six million square feet of global warehouse and distribution center space. In the United States and Canada, we lease 101 retail stores with over a million square feet of space. We also have international office facilities in Western Europe, Australia, Brazil, India, China, Japan, and Mexico.

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
As of the date hereof, we are party to two putative class actions pending against Polaris in the United States. The first case—Guzman—was first reported in the Company’s 10-K Annual Report on Form 10-K for the period ended December 31, 2020. The second case—Hellman—was first reported in the Company’s 10-Q quarterly report for the period ended June 30, 2021.
Guzman. This class action was filed in the United States District Court for the Central District of California and alleged violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California: Paul Guzman and Jeremy Albright v. Polaris Inc., Polaris Industries Inc., and Polaris Sales Inc., August 8, 2019. On May 12, 2021, the district court granted summary judgment and dismissed the plaintiffs’ claims. Plaintiffs have appealed the decision to the Ninth Circuit.
Hellman. This putative class action is pending in the United States District Court for the Eastern District of California and alleges violations of various California consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California, Oregon, Nevada and Texas: Michael Hellman, Francisco Berlanga, Tim Artoff, Cy Mitchell and Jonathan Lollar, individually and on behalf of all others similarly situated v. Polaris Industries Inc. (DE), Polaris Sales Inc. and Polaris Industries Inc. (MN) (E.D. Cal.), May 25, 2021. The Hellman class action was brought by the same plaintiffs’ counsel as in the Guzman case noted above and is based on substantially similar allegations. The Company has moved to dismiss the non-California plaintiffs. Discovery is proceeding.
With respect to each of these putative class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 8, 2022, there were 1,747 shareholders of record of the Company’s common stock and the last reported sale price for shares of our common stock on the New York Stock Exchange was $119.38 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future.
STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and Morningstar’s Global Recreational Vehicles Index. The Morningstar Global Recreational Vehicles Index replaces the Morningstar Recreational Vehicles Industry Group Index in this analysis and going forward, as Morningstar has changed its methodology for its index. The graph assumes the investment of $100 at the close on December 31, 2016 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2021. Points on the graph represent the performance as of the last business day of each of the years indicated.
Assumes $100 Invested at the close on December 31, 2016
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2021

	2016	2017	2018	2019	2020	2021
Polaris Inc.	$100.00	$154.19	$97.51	$133.04	$127.99	$150.78
S&P Midcap 400 Index	100.00	116.24	103.36	130.44	148.26	184.97
Morningstar Global Recreational Vehicles Index	100.00	119.46	68.21	90.62	114.19	141.83

Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index and Morningstar’s Global Recreational Vehicles Index

200
175
150
125
100
75
50
2016
2017
2018
2019
2020
2021
Polaris Inc.
S&P Midcap 400 Index
Morningstar Global Recreational Vehicles Index

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2021.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1–31, 2021	—	$—	—	$888,825,793
November 1–30, 2021	—	$—	—	$888,825,793
December 1–31, 2021	470,000	$106.32	470,000	$838,825,977
Total	470,000	$106.32	470,000	$838,825,977

(1)    In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock, which replaced the previous share repurchase program. As of December 31, 2021, the approximate value of shares that may yet to be purchased pursuant to the Program is $838.8 million. The share repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
 Overview
2021 was a record year for sales which totaled $8.2 billion, a 17 percent increase from 2020. The Company achieved growth across all segments and regions driven primarily by increased shipments and higher pricing compared to 2020, when we temporarily suspended select plant operations as a result of the then-emerging COVID-19 pandemic.
The global spread of COVID-19 ultimately heightened consumer demand across industries, while the impact of the pandemic as well as other disruptive events have impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of these factors has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
As a result of the COVID-19 pandemic, our sales and profitability during the first half of 2020 were negatively impacted by the temporary suspension of select plant operations, which reduced our manufacture and shipment of products, as well as the temporary closures of certain dealers. During this period, sales and profitability were also negatively impacted by a decline in economic activity related to certain of our end markets, such as those served by Global Adjacent Markets and Aftermarket.
Beginning in the second quarter of 2020 and continuing through 2021 we have seen strong retail demand for our Powersports products and boats as they provide an attractive social-distancing solution for new and existing Powersports customers.
Navigating difficulties associated with the global supply chain as we seek to satisfy retail demand has been challenging. Due to the dynamics of the COVID-19 pandemic, heightened demand, and other natural disasters, our supply chain and manufacturing operations have experienced inefficiencies caused by port delays and production-limiting disruptions. These disruptions, and related costs from associated plant, production, and labor inefficiencies, are significant, widespread and impacting many manufacturers across various industries including Polaris. We expect supply chain-related headwinds and elevated commodity and logistics prices to continue in 2022. While we have made pricing changes to address the increase in these costs, manufacturing disruptions combined with the impact of these elevated commodity and logistics costs are expected to negatively affect the Company’s profitability. As a result of strong demand and supply chain disruptions, North American dealer inventory as of December 31, 2021 was down significantly compared to pre-pandemic levels as retail sales outpaced shipments, and these factors will challenge our ability to replenish dealer inventory levels.
Full year net income attributable to Polaris Inc. of $493.9 million was a $369.1 million increase from 2020, with diluted earnings per share increasing from $1.99 to $7.88 per share. These increases were primarily driven by increased volume as well the result of the $379.2 million (pre-tax) impairment of goodwill and other intangible assets recorded in the comparable prior year.
On January 27, 2022, we announced that our Board of Directors approved a two percent increase in the regular quarterly cash dividend to $0.64 per share for the first quarter of 2022, representing the 27th consecutive year of increased dividends to shareholders.
The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Annual Report.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Sales	$8,198.2	$7,027.9	17%	$6,782.5	4%
Cost of sales	$6,255.5	$5,317.7	18%	$5,133.7	4%
Gross profit	$1,942.7	$1,710.2	14%	$1,648.8	4%
Percentage of sales	23.7%	24.3%	-64 basis points	24.3%	+2 basis points

Operating expenses:
Selling and marketing	$584.8	$544.3	7%	$559.2	(3)%
Research and development	336.7	295.6	14%	292.9	1%
General and administrative	366.0	359.2	2%	393.9	(9)%
Goodwill and other intangible asset impairment	—	379.2	NM	—	NM
Total operating expenses	$1,287.5	$1,578.3	(18)%	$1,246.0	27%
Percentage of sales	15.7%	22.5%	-675 basis points	18.4%	+409 basis points
Income from financial services	$53.8	$80.4	(33)%	$80.9	(1)%
Operating income	$709.0	$212.3	NM	$483.7	(56)%

Non-operating expense:
Interest expense	$44.2	$66.7	(34)%	$77.6	(14)%
Equity in loss of other affiliates	$—	$—	NM	$5.1	NM
Other (income) expense, net	$2.3	$4.2	(45)%	$(6.8)	NM
Loss on sale of businesses	$36.8	$—	NM	$—	—%
Income before income taxes	$625.7	$141.4	NM	$407.8	(65)%
Provision for income taxes	$131.4	$16.5	NM	$83.9	(80)%
Effective income tax rate	21.0%	11.6%	+938 basis points	20.6%	-896 basis points

Net income	$494.3	$124.9	NM	$323.9	(61)%
Net (income) loss attributable to noncontrolling interest	(0.4)	(0.1)	NM	0.1	NM
Net income attributable to Polaris Inc.	$493.9	$124.8	NM	$324.0	(61)%

Diluted net income per share attributable to Polaris Inc. shareholders	$7.88	$1.99	NM	$5.20	(62)%
Weighted average diluted shares outstanding	62.7	62.6	—%	62.3	—%
NM = not meaningful

Sales:
Sales were $8,198.2 million in 2021, a 17 percent increase from $7,027.9 million in 2020. The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2021	2020
Volume	8%	3%
Product mix and price	8	1
Currency	1	—
	17%	4%
Volume contributed a nine percent increase in 2021 driven by increased shipments in all segments, but most significantly ORV and GAM shipments, as well as higher PG&A sales. Product mix and price contributed a seven percent increase in 2021, primarily due to lower promotional spending and increased product pricing. Currency rate movements contributed a one percent increase for 2021.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2021	Percent of Total Sales	2020	Percent of Total Sales	Percent Change 2021 vs. 2020	2019	Percent of Total Sales	Percent Change 2020 vs. 2019
United States	$6,472.9	79%	$5,791.1	82%	12%	$5,551.7	82%	4%
Canada	602.1	7%	396.1	6%	52%	394.8	6%	—%
Other foreign countries	1,123.2	14%	840.7	12%	34%	836.0	12%	1%
Total sales	$8,198.2	100%	$7,027.9	100%	17%	$6,782.5	100%	4%
Sales in the United States for 2021 increased 12 percent compared to 2020, primarily driven by increased ORV and boat shipments, as well as higher PG&A sales. Sales in the United States represented 79 percent of total Company sales in 2021.
Sales in Canada for 2021 increased 52 percent compared to 2020, primarily driven by increased ORV shipments. Currency rate movements had an eight percentage point impact on year-over-year sales. Sales in Canada represented seven percent of total company sales in 2021.
Sales in other foreign countries, primarily in Europe, increased 34 percent in 2021 compared to 2020, primarily driven by increased ORV, motorcycle, and GAM shipments. Currency rate movements had a five percentage point impact on year-over-year sales. Sales in other foreign countries represented 14 percent of total company sales in 2021.
Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2021	Percent of Total Cost of Sales	2020	Percent of Total Cost of Sales	Change 2021 vs. 2020	2019	Percent of Total Cost of Sales	Change 2020 vs. 2019
Purchased materials and services	$5,391.7	86%	$4,562.6	86%	18%	$4,418.5	86%	3%
Labor and benefits	568.5	9%	456.5	9%	25%	433.3	9%	5%
Depreciation and amortization	164.9	3%	174.9	3%	(6)%	159.0	3%	10%
Warranty costs	130.4	2%	123.7	2%	5%	122.9	2%	1%
Total cost of sales	$6,255.5	100%	$5,317.7	100%	18%	$5,133.7	100%	4%
Percentage of sales	76.3%		75.7%		+64 basis points	75.7%		-2 basis points

Cost of sales increased 18 percent in 2021 primarily due to increased wholegood and PG&A shipments, as well as higher labor, raw materials, and logistics costs.
Gross profit:
Gross profit for 2021, as a percentage of sales, decreased primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints. The decrease was partially offset by higher sales volume, lower promotional costs and favorable pricing.
Operating expenses:
Operating expenses for 2021, in absolute dollars and as a percent of sales, decreased compared to 2020, primarily due to the prior year impairment of goodwill and other intangible assets, partially offset by an increase in total operating expenses to levels commensurate with increases in demand.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Income from Polaris Acceptance joint venture	$7.7	$18.5	(58)%	$32.5	(43)%
Income from retail credit agreements	41.3	58.7	(30)%	45.6	29%
Income from other financial services activities	4.8	3.2	50%	2.8	14%
Total income from financial services	$53.8	$80.4	(33)%	$80.9	(1)%
Percentage of sales	0.7%	1.1%	-49 basis points	1.2%	-5 basis points
Income from financial services decreased 33 percent, primarily due to lower retail credit income resulting from lower retail sales and lower penetration rates, as well as lower wholesale financing income from Polaris Acceptance driven by lower dealer inventory.
Interest expense:
Interest expense decreased due to lower debt levels and lower interest rates.
Other (income) expense, net:
The change in Other (income) expense, net primarily relates to foreign currency exchange rate movements and the corresponding effects on foreign currency transactions, currency hedging positions and balance sheet positions related to our foreign subsidiaries from period to period. Also included in Other (income) expense, net in 2021 is a $7.7 million impairment charge related to an investment in a strategic partner that was associated with a divested business.
Loss on sale of businesses:
In the fourth quarter of 2021, we divested our GEM and Taylor-Dunn businesses which resulted in a $36.8 million loss.
Provision for income taxes:
Income tax expense was $131.4 million, or 21.0% of income before income taxes, for 2021 compared with income tax expense of $16.5 million, or 11.6% of income before income taxes, for 2020. The increase in the effective income tax rate for 2021 as compared to 2020 is primarily due to the prior year favorable impact of lower pretax income generated in 2020 and the release of certain income tax reserves due to favorable federal tax examination developments in 2020. The increase was partially offset by favorable income tax benefits in jurisdictions with lower tax rates, as well as favorable income tax benefits from research and development credits in 2021.
Weighted average shares outstanding:
Weighted average diluted shares outstanding increased slightly in 2021 compared to 2020, primarily due to the increased dilution of weighted shares and options outstanding, partially offset by share repurchases.
Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our five reportable segments. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit.

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020	2019	Percent of Sales	Percent Change 2020 vs. 2019
Sales
ORV/Snowmobiles	$5,186.2	63%	$4,533.3	64%	14%	$4,209.1	62%	8%
Motorcycles	721.6	9%	581.7	8%	24%	584.1	9%	—%
Global Adjacent Markets	599.8	7%	424.6	6%	41%	461.3	7%	(8)%
Aftermarket	930.4	12%	884.9	13%	5%	906.7	13%	(2)%
Boats	760.2	9%	603.4	9%	26%	621.3	9%	(3)%
Total sales	$8,198.2	100%	$7,027.9	100%	17%	$6,782.5	100%	4%

	For the Years Ended December 31,
($ in millions)	2021	Percent of Sales	2020	Percent of Sales	Percent Change 2021 vs. 2020	2019	Percent of Sales	Percent Change 2020 vs. 2019
Gross profit
ORV/Snowmobiles	$1,226.3	23.6%	$1,218.4	26.9%	1%	$1,145.5	27.2%	6%
Motorcycles	52.3	7.2%	20.0	3.4%	162%	30.0	5.1%	(33)%
Global Adjacent Markets	162.3	27.1%	116.4	27.4%	39%	128.8	27.9%	(10)%
Aftermarket	247.2	26.6%	222.8	25.2%	11%	222.7	24.6%	—%
Boats	170.6	22.4%	116.4	19.3%	47%	124.6	20.1%	(7)%
Corporate	84.0		16.2		NM	(2.8)		NM
Total gross profit	$1,942.7	23.7%	$1,710.2	24.3%	14%	$1,648.8	24.3%	4%
NM = not meaningful
ORV/Snowmobiles:
ORV sales, inclusive of PG&A sales, were $4,761.9 million in 2021, compared to $4,187.9 million in 2020. The increase was driven by broad-based demand and shipments across ATV and side-by-side product lines, including PG&A, as well as increased pricing. ORV sales to customers outside of North America increased 35 percent in 2021. For 2021, the average ORV per unit sales price increased nine percent compared to 2020, driven by lower promotional costs and increased product pricing.
Additional information on our ORV end markets in 2021 compared to 2020:
•Polaris North America ATV unit retail sales down low-double digits percent
•Polaris North America side-by-side unit retail sales down mid-teens percent
•Total Polaris North America ORV unit retail sales down mid-teens percent
•Estimated North America industry ORV unit retail sales down high-teens percent
•Total Polaris North America ORV dealer inventories down approximately 20 percent
Snowmobiles sales, inclusive of PG&A sales, were $424.3 million for 2021, compared to $345.4 million in 2020. The increase was driven primarily by increased pricing and favorable mix, as well as higher PG&A sales. Sales of snowmobiles to customers outside of North America, principally within the Scandinavian region and Russia, decreased approximately 11 percent in 2021. For 2021, the average snowmobile per unit sales price increased 15 percent compared to 2020, driven by lower promotional costs.

Additional information on our snowmobile end markets in 2021 compared to 2020:
•Polaris North America snowmobile unit retail sales down high-teens percent
•Polaris North America snowmobile unit retail sales for the 2021-2022 season-to-date period through December 31, 2021 down high-twenties percent
•Estimated North America industry snowmobile unit retail sales down high-teens percent
•Estimated North America industry snowmobile unit retail sales for the 2021-2022 season-to-date period through December 31, 2021 down mid-twenties percent
•Total Polaris North America snowmobile dealer inventories down approximately 30 percent
For the ORV/Snowmobiles segment, gross profit, as a percentage of sales, decreased from 2020 to 2021, primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by favorable mix, lower promotional costs, and higher pricing.
Motorcycles:
Motorcycle sales, inclusive of PG&A sales, increased 24 percent driven by increased Indian motorcycle and Slingshot shipments as a result of strong retail sales, lower promotional costs, and higher PG&A sales. Sales of motorcycles (including Slingshot) to customers outside of North America increased 34 percent in 2021. The average per unit sales price for the Motorcycles segment increased eight percent, driven by lower promotional costs.
Additional information on our motorcycle end markets in 2021 compared to 2020:
•Indian Motorcycle North America unit retail sales up mid-teens percent
•Slingshot North American unit retail sales up approximately 20 percent
•Polaris North America 900cc cruiser, touring (including Slingshot), and standard unit retail sales up mid-teens percent
•Estimated North America industry 900cc cruiser, touring, and standard unit retail sales up high-teens percent
•Polaris North America motorcycle dealer inventories down approximately 60 percent
Gross profit, as a percentage of sales, increased from 2020 to 2021, primarily due to lower promotional costs, partially offset by increased input costs related to supply chain constraints.
Global Adjacent Markets:
Global Adjacent Markets sales, inclusive of PG&A sales, increased 41 percent driven by increases in demand in North America and EMEA. Sales to customers outside of North America increased 40 percent in 2021.
Gross profit, as a percentage of sales, decreased from 2020 to 2021, primarily due to higher input costs related to supply chain constraints, partially offset by lower promotional costs and higher pricing.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, increased five percent, driven by growth for both TAP and the other aftermarket brands. TAP sales increased two percent in 2021 while the other aftermarket brands grew 24%, driven by strong demand.
Gross profit, as a percentage of sales, increased from 2020 to 2021, primarily due to increased pricing and favorable mix.
Boats:
Boat sales increased 26 percent, primarily due to increased production levels driven by retail and demand, as well as higher pricing and favorable mix.
Additional information on our boat end markets in 2021 compared to 2020:
•Polaris U.S pontoon unit retail sales down low-single digits percent
•Estimated U.S. industry pontoon unit retail sales down mid-single digits percent
Gross profit, as a percentage of sales, increased from 2020 to 2021, primarily due to favorable product mix, partially offset by higher input costs related to supply chain constraints.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchases and retirement of common stock, capital investments, new product development, and cash dividends to shareholders. The seasonality of production and shipments cause working capital requirements to fluctuate during the year.
We believe that existing cash balances, cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases, and capital requirements for the foreseeable future.
The following table summarizes the cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019:

($ in millions)	For the Years Ended December 31,
	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Total cash provided by (used for):
Operating activities	$293.7	$1,018.6	$(724.9)	$655.1	$363.5
Investing activities	(303.9)	(150.7)	(153.2)	(239.3)	88.6
Financing activities	(107.6)	(415.4)	307.8	(411.8)	(3.6)
Impact of currency exchange rates on cash balances	(10.6)	8.7	(19.3)	(0.8)	9.5
Increase (decrease) in cash, cash equivalents and restricted cash	$(128.4)	$461.2		$3.2
Operating Activities:
The decrease in net cash provided by operating activities was primarily the result of higher working capital additions due to increases in inventory driven by strong end-market demand and supply chain inefficiencies, partially offset by higher net income.
Investing Activities:
The primary sources and uses of cash in 2021 were for the purchase of property and equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. An increase in property, equipment and tooling purchases resulted in more cash used for investing activities compared to the prior year.
Financing Activities:
The decrease in net cash used for financing activities was primarily due to increased net borrowings under debt arrangements, finance lease obligations and notes payable in 2021. Net borrowings totaled $351.3 million in 2021 compared to net repayments of $246.2 million in 2020. The increase was partially offset by higher share repurchases in 2021.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of December 31, 2021, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit agreement, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of December 31, 2021, there were no borrowings outstanding under the Revolving Loan Facility. Our credit agreement also includes a Term Loan Facility, on which $876.0 million was outstanding as of December 31, 2021. Interest is charged at rates based on LIBOR or “prime” for the credit facility. As of December 31, 2021, we had $992.5 million of availability on the Revolving Loan Facility.
On December 17, 2021, we amended the credit agreement to provide a new incremental 364-day term loan (the “incremental term loan”) in the amount of $500 million. The new incremental term loan, which was fully drawn on closing, is unsecured and matures on December 16, 2022. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million incremental term loan, we are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months.

The credit facility and the amended Master Note Purchase Agreement contain covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four-quarter basis.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million is outstanding as of December 31, 2021.
As of December 31, 2021 and 2020, we were in compliance with all debt covenants. Our debt to total capital ratio was 60 percent and 56 percent as of December 31, 2021 and 2020, respectively.
Share Repurchases:
As of December 31, 2021, our Board of Directors has authorized us to repurchase up to an additional $838.8 million of our common stock. We repurchased a total of 3.8 million shares of our common stock for $461.6 million during 2021, which had a favorable impact on earnings per share of 32 cents.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements related to snowmobiles, ORVs, motorcycles, boats and related PG&A as of December 31, 2021 and 2020, was approximately $946.7 million and $1,064.0 million, respectively. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. For calendar year 2021, the potential aggregate repurchase obligations were approximately $293.8 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. During 2021, consumers financed 22 percent of our vehicles sold in the United States through these arrangements. The volume of installment credit contracts written in calendar year 2021 with these institutions was $1,081.8 million, a 29 percent decrease from 2020.

Critical Accounting Policies and Critical Accounting Estimates
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
Revenue recognition. With respect to wholegood vehicles, boats, parts, garments and accessories, revenue is recognized when we transfer control of the product to our customer. With respect to services provided by us, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured based on the amount of consideration that we expect to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of our revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our limited warranties are recognized as expense when the products are sold. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future. Historically, product returns, whether in the normal course of business or resulting from repurchases made under the floor plan financing program, have not been material. However, we have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product.
Sales promotions and incentives. We accrue for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. As of December 31, 2021 and 2020, accrued sales promotions and incentives were $96.9 million and $138.1 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We typically provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Our standard warranties require us, generally through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. As of December 31, 2021 and 2020, the accrued warranty liability was $135.1 million and $140.8 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future, and have a material adverse effect on our financial condition.
Product liability. We are subject to product liability claims in the normal course of business. We carry excess insurance coverage for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any uninsured losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize claims experience, historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2021 and 2020, we had accruals of $70.3 million and $70.7 million, respectively, for the probable payment of pending and expected claims related to product liability litigation associated with our products. While management believes the product liability reserves are adequate, adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.
Goodwill. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. We complete our annual goodwill impairment test as of the first day of the fourth quarter.

We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. A qualitative assessment requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in our stock price. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the qualitative test and proceed to a quantitative test, then the quantitative goodwill impairment test is performed. A quantitative test includes comparing the fair value of each reporting unit to the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an impairment is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in our long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") vary for each reporting unit being evaluated. Revenues and EBITDA beyond five years are projected to grow at a terminal growth rate consistent with industry expectations. Actual results may significantly differ from those used in our valuations. The forecasted future cash flows are discounted using a discount rate developed for each reporting unit. The discount rates were developed using market observable inputs, as well as our assessment of risks inherent in the future cash flows of the respective reporting unit.
In estimating fair value using the market approach, we identify a group of comparable publicly traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of EBITDA. We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods. Inputs used to estimate these fair values included significant unobservable inputs that reflect our assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
In the fourth quarter of 2021, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a qualitative assessment for the ORV, Snow, Motorcycles and Global Adjacent Markets reporting units and elected to perform a quantitative goodwill test for the Boats reporting unit. The Boats reporting unit did not have a difference between its fair value and carrying value that was lower than 10%. No assessment was performed for the Aftermarket reporting unit as it did not have a goodwill balance as of the annual testing date.
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

In the fourth quarter of 2021, we completed the annual impairment test. It was determined that our indefinite lived intangible assets were not impaired.

New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, and Interest Rates
Inflation:
Rising costs, including wages, logistics, components, and commodity prices, are negatively impacting our gross profit margins. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not hedge commodity prices. The total impact of commodities, had an unfavorable impact on our gross profit margins for 2021 when compared to 2020. Based on our current outlook for commodity prices, the total impact of commodities is expected to have an unfavorable impact on our gross profit margins for 2022 when compared to 2021.
Foreign Exchange Rates:
The changing relationships of the U.S. dollar to foreign currencies can have a material impact on our financial results.
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impacts sales, cost of sales, and net income.
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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $20 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $33 million.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2021:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$20.3	$0.74 to 1 AUD
Canadian Dollar	Long	$121.1	$0.79 to 1 CAD
Mexican Peso	Short	$87.9	22 Peso to $1

In 2021, after consideration of the existing foreign currency hedging contracts, foreign currencies had a positive impact on net income compared to 2020. We expect currencies to have a negative impact on net income in 2022 compared to 2021.
The assets and liabilities in all our international entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of our international entities are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. As of December 31, 2021, there were no borrowings outstanding on the revolving loan and outstanding balances of $876 million and $500 million on the term loan and incremental term loan, respectively. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. Based on the unhedged variable-rate debt included in our debt portfolio as of December 31, 2021, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $8 million.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.
Management’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Chief Executive Officer

/S/ ROBERT P. MACK

Robert P. Mack
Chief Financial Officer
February 15, 2022
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on Internal Control over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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
February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Liability Claims

Description of the Matter	At December 31, 2021, the Company had an accrual of $70.3 million related to product liability claims associated with the Company’s products. As discussed in Note 13 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records product liability reserves for losses that are probable and reasonably estimable, using methods which include analysis of current and historical claims experience, actuarial analysis and management’s judgment.

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
Minneapolis, Minnesota
February 15, 2022

POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

Assets	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$509.2	$634.7
Trade receivables, net	240.5	257.2
Inventories, net	1,644.8	1,177.6
Prepaid expenses and other	160.5	134.1
Income taxes receivable	4.0	3.9
Total current assets	2,559.0	2,207.5
Property and equipment, net	975.4	888.8
Investment in finance affiliate	49.3	59.4
Deferred tax assets	163.6	177.7
Goodwill and other intangible assets, net	1,037.5	1,083.7
Operating lease assets	165.2	125.4
Other long-term assets	97.8	90.2
Total assets	$5,047.8	$4,632.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$553.3	$142.1
Accounts payable	797.4	782.2
Accrued expenses:
Compensation	223.9	215.4
Warranties	135.1	140.8
Sales promotions and incentives	96.9	138.1
Dealer holdback	98.9	121.7
Other	268.1	292.4
Current operating lease liabilities	39.3	34.7
Income taxes payable	17.2	22.0
Total current liabilities	2,230.1	1,889.4
Long-term income taxes payable	13.3	14.4
Finance lease obligations	12.1	14.7
Long-term debt	1,235.3	1,293.9
Deferred tax liabilities	5.5	4.4
Long-term operating lease liabilities	128.5	92.3
Other long-term liabilities	185.5	166.5
Total liabilities	$3,810.3	$3,475.6
Deferred compensation	$11.2	$12.3
Shareholders’ equity:
Preferred stock $0.01 par value, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value, 160.0 shares authorized, 60.4 and 61.9 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,143.8	983.9
Retained earnings	157.3	218.4
Accumulated other comprehensive loss, net	(77.4)	(58.4)
Total shareholders’ equity	1,224.3	1,144.5
Noncontrolling interest	2.0	0.3
Total equity	1,226.3	1,144.8
Total liabilities and equity	$5,047.8	$4,632.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Sales	$8,198.2	$7,027.9	$6,782.5
Cost of sales	6,255.5	5,317.7	5,133.7
Gross profit	1,942.7	1,710.2	1,648.8
Operating expenses:
Selling and marketing	584.8	544.3	559.2
Research and development	336.7	295.6	292.9
General and administrative	366.0	359.2	393.9
Goodwill and other intangible asset impairments	—	379.2	—
Total operating expenses	1,287.5	1,578.3	1,246.0
Income from financial services	53.8	80.4	80.9
Operating income	709.0	212.3	483.7
Non-operating expense:
Interest expense	44.2	66.7	77.6
Equity in loss of other affiliates	—	—	5.1
Other (income) expense, net	2.3	4.2	(6.8)
Loss on sale of businesses	36.8	—	—
Income before income taxes	625.7	141.4	407.8
Provision for income taxes	131.4	16.5	83.9
Net income	494.3	124.9	323.9
Net (income) loss attributable to noncontrolling interest	(0.4)	(0.1)	0.1
Net income attributable to Polaris Inc.	$493.9	$124.8	$324.0
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$8.06	$2.02	$5.27
Diluted	$7.88	$1.99	$5.20
Weighted average shares outstanding:
Basic	61.3	61.9	61.4
Diluted	62.7	62.6	62.3
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$494.3	$124.9	$323.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30.4)	24.2	(2.8)
Unrealized (loss) gain on derivative instruments	11.1	(9.4)	(6.5)
Retirement plan and other activity	0.3	(0.5)	0.2
Comprehensive income	475.3	139.2	314.8
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	(0.1)	0.1
Comprehensive income attributable to Polaris Inc.	$474.9	$139.1	$314.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2018	60.9	$0.6	$808.0	$121.1	$(63.0)	$0.3	$867.0
Employee stock compensation	0.4	—	74.9	—	—	—	74.9
Deferred compensation	—	—	(4.4)	(2.3)	—	—	(6.7)
Proceeds from stock issuances under employee plans	0.2	—	15.7	—	—	—	15.7
Cash dividends declared	—	—	—	(149.1)	—	—	(149.1)
Repurchase and retirement of common shares	(0.1)	—	(1.4)	(7.0)	—	—	(8.4)
Cumulative effect of adoption of accounting standards (ASU 2018-02)	—	—	—	0.6	(0.6)	—	—
Net income	—	—	—	324.0	—	(0.1)	323.9
Other comprehensive loss	—	—	—	—	(9.1)	—	(9.1)
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.6	—	65.3	—	—	—	65.3
Deferred compensation	—	—	0.5	0.8	—	—	1.3
Proceeds from stock issuances under employee plans	0.5	—	33.6	—	—	—	33.6
Cash dividends declared	—	—	—	(152.5)	—	—	(152.5)
Repurchase and retirement of common shares	(0.6)	—	(8.3)	(42.0)	—	—	(50.3)
Net income	—	—	—	124.8	—	0.1	124.9
Other comprehensive income	—	—	—	—	14.3	—	14.3
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.5	—	62.7	—	—	—	62.7
Deferred compensation	—	—	1.3	(0.2)	—	—	1.1
Proceeds from stock issuances under employee plans	1.8	—	156.1	—	—	—	156.1
Cash dividends declared	—	—	—	(153.4)	—	—	(153.4)
Repurchase and retirement of common shares	(3.8)	—	(60.2)	(401.4)	—	—	(461.6)
Net income	—	—	—	493.9	—	0.4	494.3
Contributions	—	—	—	—	—	1.3	1.3
Other comprehensive loss	—	—	—	—	(19.0)	—	(19.0)
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Polaris Inc. declared cash dividends of $2.52, $2.48, and $2.44 per share for the years ended December 31, 2021, 2020, and 2019, respectively.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$494.3	$124.9	$323.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237.1	260.7	234.5
Noncash compensation	60.6	65.3	75.0
Noncash income from financial services	(7.7)	(18.5)	(32.5)
Deferred income taxes	15.2	(83.7)	(9.5)
Loss on sale of businesses, net	34.8	—	—
Goodwill and other intangible asset impairments	—	379.2	—
Other, net	7.1	1.9	5.2
Changes in operating assets and liabilities:
Trade receivables	(0.2)	(56.2)	6.8
Inventories	(503.1)	(44.9)	(149.9)
Accounts payable	27.1	326.6	103.8
Accrued expenses	(55.8)	54.0	99.0
Income taxes payable/receivable	(4.8)	30.5	4.9
Prepaid expenses and other, net	(10.9)	(21.2)	(6.1)
Net cash provided by operating activities	293.7	1,018.6	655.1
Investing Activities:
Purchase of property and equipment	(298.3)	(213.9)	(251.4)
Investment in finance affiliate	(42.2)	(30.6)	(16.9)
Distributions from finance affiliate	60.0	100.4	30.8
Investment in other affiliates	(23.4)	(6.6)	—
Acquisition of businesses, net of cash acquired	—	—	(1.8)
Net cash used for investing activities	(303.9)	(150.7)	(239.3)
Financing Activities:
Borrowings under debt arrangements	2,424.3	1,365.5	3,368.9
Repayments under debt arrangements	(2,073.0)	(1,611.7)	(3,638.9)
Repurchase and retirement of common shares	(461.6)	(50.3)	(8.4)
Cash dividends to shareholders	(153.4)	(152.5)	(149.1)
Proceeds from stock issuances under employee plans	156.1	33.6	15.7
Net cash used for financing activities	(107.6)	(415.4)	(411.8)
Impact of currency exchange rates on cash balances	(10.6)	8.7	(0.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	(128.4)	461.2	3.2
Cash, cash equivalents and restricted cash at beginning of period	657.5	196.3	193.1
Cash, cash equivalents and restricted cash at end of period	$529.1	$657.5	$196.3

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$44.8	$67.0	$77.0
Income taxes paid	$124.4	$65.5	$87.8
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$509.2	$634.7	$157.1
Other long-term assets	19.9	22.8	39.2
Total	$529.1	$657.5	$196.3
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
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. The Company used the guidelines to analyze the Company’s relationships, including its relationship with Polaris Acceptance, and concluded that there were no variable interest entities requiring consolidation by the Company.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2021
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$52.4	$52.4	$—	$—
Foreign exchange contracts, net	2.1	—	2.1	—
Total assets at fair value	$54.5	$52.4	$2.1	$—
Non-qualified deferred compensation liabilities	$(52.4)	$(52.4)	$—	$—
Interest rate contracts, net	(7.8)	—	(7.8)	—
Total liabilities at fair value	$(60.2)	$(52.4)	$(7.8)	$—

	Fair Value Measurements as of December 31, 2020
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$48.3	$48.3	$—	$—
Total assets at fair value	$48.3	$48.3	$—	$—
Non-qualified deferred compensation liabilities	$(48.3)	$(48.3)	$—	$—
Foreign exchange contracts, net	(2.3)	—	(2.3)	—
Interest rate contracts, net	(18.1)	—	(18.1)	—
Total liabilities at fair value	$(68.7)	$(48.3)	$(20.4)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of December 31, 2021 and December 31, 2020, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,870.0 million and $1,552.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,800.7 million and $1,450.7 million as of December 31, 2021 and December 31, 2020, respectively.
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
Restricted cash. The Company classifies amounts of cash that are restricted in terms of their use and withdrawal separately within other long-term assets in the consolidated balance sheets. The Company’s restricted cash is comprised primarily of cash held in trust accounts not available for general use due to contractual restrictions.
Allowance for doubtful accounts. The Company’s exposure to credit losses on accounts receivable is limited due to its agreements with certain finance companies. For receivables not serviced through these finance companies, the Company establishes a reserve for doubtful accounts based on historical credit loss experience, the age of the accounts receivables, credit quality of our customers, current and expected economic conditions, and other factors that may affect our ability to collect from customers.
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

	December 31, 2021	December 31, 2020
Raw materials and purchased components	$720.2	$533.5
Service parts, garments and accessories	417.7	330.5
Finished goods	588.2	381.3
Less: reserves	(81.3)	(67.7)
Inventories	$1,644.8	$1,177.6
Investment in finance affiliate. The caption Investment in finance affiliate in the consolidated balance sheets represents the Company’s fifty percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of Income from financial services in the consolidated statements of income. Refer to Note 10 for additional information.
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
Property and equipment. Property and equipment is stated at cost. Depreciation is determined using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included within depreciation expense. Fully-depreciated tooling is eliminated from the accounting records annually. The Company recorded $203.1 million, $211.2 million, and $189.1 million of depreciation expense for the years ending December 31, 2021, 2020, and 2019, respectively.
The major components of property and equipment are as follows (in millions):

	December 31, 2021	December 31, 2020
Land, buildings and improvements	$532.2	$517.2
Equipment and tooling	1,672.2	1,499.5
	2,204.4	2,016.7
Less: accumulated depreciation	(1,229.0)	(1,127.9)
Property and equipment, net	$975.4	$888.8
Substantially all of the Company’s property and equipment is located in North America.
Goodwill and other intangible assets. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completes its annual goodwill impairment test as of the first day of the fourth quarter.
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

Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices, and growth expectations for the industries and end markets in which the Company participates.
For its annual test, the Company completed a qualitative assessment for the ORV, Snow, Motorcycles and Global Adjacent Markets reporting units and elected to perform a quantitative goodwill test for the Boats reporting unit. No assessment was performed for the Aftermarket reporting unit as it did not have a goodwill balance as of the annual testing date.
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
Revenue recognition. With respect to wholegood vehicles, boats, and parts, garments and accessories (“PG&A”), revenue is recognized when the Company transfers control of the product to the customer. With respect to services provided by the Company, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured based on the amount of consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. When the right of return exists, the Company adjusts the consideration for the estimated effect of returns. The Company estimates expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future. Historically, product returns, whether in the normal course of business or resulting from repurchases made under floor plan financing programs, have not been material. However, the Company has agreed to repurchase products repossessed by the finance companies up to certain limits. The Company’s financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. Refer to Note 2 for additional information.
Sales promotions and incentives. The Company accrues for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
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
Advertising expenses. The Company records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2021, 2020 and 2019, the Company incurred $90.8 million, $95.8 million and $77.4 million of advertising expenses, respectively.
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
The activity in the warranty reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$140.8	$136.2	$121.8
Additions to reserve related to acquisitions	—	—	8.8
Reductions to reserve related to divestitures	(2.1)	—	—
Additions charged to expense	130.4	123.7	122.9
Warranty claims paid, net	(134.0)	(119.1)	(117.3)
Balance at end of year	$135.1	$140.8	$136.2
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
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to20 years or more. Such options are included in the lease term when it is reasonably certain that the option will be exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain lease agreements include rental payments that are variable based on usage or are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Share-based employee compensation. The Company accounts for share-based compensation awards, including stock options and other equity-based compensation issued to employees, on a fair value basis. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options, and the Monte Carlo model to estimate the fair value of employee performance restricted stock units that include a market condition. These pricing models also require the use of input assumptions, including expected volatility, expected life, expected dividend yield, and expected risk-free rate of return. The Company utilizes historical volatility as the Company believes this is reflective of market conditions. The expected life of the awards is based on historical exercise patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The dividend yield assumption is based on the Company’s history of dividend payouts.

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
The Company enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. These contracts meet the criteria for cash flow hedges. Gains and losses on the Canadian dollar and Australian dollar contracts at settlement are recorded in non-operating other (income) expense, net in the consolidated income statements, and gains and losses on the Mexican peso contracts at settlement are recorded in cost of sales in the consolidated statements of income. The contracts are recorded in other current assets or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s debt. These contracts meet the criteria for cash flow hedges. The contracts are recorded in other current assets or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net. Refer to Note 14 for additional information.
Foreign currency translation. The functional currency for each of the Company’s foreign subsidiaries is their respective local currencies. The assets and liabilities in all of the Company’s foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of the Company’s foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other (income) expense, net in the consolidated statements of income.
Comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains or losses on derivative instruments, and retirement benefit plan activity. The Company discloses comprehensive income in separate consolidated statements of comprehensive income.
New accounting pronouncements.
Income Taxes. In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of the ASU did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
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

Note 2. Revenue Recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the amount of consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the contract liabilities section.
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	For the Year Ended December 31, 2021
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$4,063.0	$603.3	$492.8	$—	$760.2	$5,919.3
PG&A	1,123.2	118.3	107.0	930.4	—	2,278.9
Total revenue	$5,186.2	$721.6	$599.8	$930.4	$760.2	$8,198.2

Revenue by geography
United States	$4,080.7	$472.6	$296.0	$886.2	$737.4	$6,472.9
Canada	502.0	29.8	3.5	44.2	22.6	602.1
EMEA	381.6	135.0	286.4	—	0.2	803.2
APLA	221.9	84.2	13.9	—	—	320.0
Total revenue	$5,186.2	$721.6	$599.8	$930.4	$760.2	$8,198.2

	For the Year Ended December 31, 2020
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,612.9	$493.4	$343.6	$—	$603.4	$5,053.3
PG&A	920.4	88.3	81.0	884.9	—	1,974.6
Total revenue	$4,533.3	$581.7	$424.6	$884.9	$603.4	$7,027.9

Revenue by geography
United States	$3,749.9	$397.0	$208.3	$843.5	$592.4	$5,791.1
Canada	319.7	21.2	2.8	41.4	11.0	396.1
EMEA	307.9	96.7	210.2	—	—	614.8
APLA	155.8	66.8	3.3	—	—	225.9
Total revenue	$4,533.3	$581.7	$424.6	$884.9	$603.4	$7,027.9

	For the Year Ended December 31, 2019
	ORV / Snowmobiles	Motorcycles	Global Adj. Markets	Aftermarket	Boats	Total
Revenue by product type
Wholegoods	$3,463.2	$502.1	$373.9	$—	$621.3	$4,960.5
PG&A	745.9	82.0	87.4	906.7	—	1,822.0
Total revenue	$4,209.1	$584.1	$461.3	$906.7	$621.3	$6,782.5

Revenue by geography
United States	$3,470.1	$376.0	$232.7	$867.0	$605.9	$5,551.7
Canada	304.0	31.1	4.6	39.7	15.4	394.8
EMEA	302.5	116.2	221.3	—	—	640.0
APLA	132.5	60.8	2.7	—	—	196.0
Total revenue	$4,209.1	$584.1	$461.3	$906.7	$621.3	$6,782.5

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
Financial Products. The Company sells separately-priced service contracts (“ESCs”) that extend mechanical coverages beyond its base limited warranty as well as prepaid maintenance agreements to vehicle owners. The separately priced service contracts range from 12 months to 84 months. The Company primarily receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping when control over the product has transferred to the customer as an expense in cost of sales.
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the Company's performance under the respective contract and generally relate to the sale of separately priced ESCs. The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The Company expects to recognize approximately $44.0 million of the unearned amount over the next 12 months and $82.4 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$107.1	$81.6	$59.9
New contracts sold	66.6	60.4	49.6
Less: reductions for revenue recognized	(47.3)	(34.9)	(27.9)
Balance at end of year (1)	$126.4	$107.1	$81.6
(1) The unamortized ESC premiums recorded in other current liabilities totaled $44.0 million and $37.8 million as of December 31, 2021 and 2020, respectively, while the amount recorded in other long-term liabilities totaled $82.4 million and $69.3 million as of December 31, 2021 and 2020, respectively.

Note 3. Divestitures
On October 26, 2021 the Company announced plans to divest its Global Electric Motorcar (GEM) and Taylor-Dunn businesses in an effort to more strategically allocate the Company’s resources. The Company completed the sale on December 31, 2021. The sale resulted in a loss of $36.8 million. Prior to the divestiture, these businesses were included in the Global Adjacent Markets segment.

Note 4. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and awards for the benefit of its employees and directors under the shareholder approved Polaris Inc. 2007 Omnibus Incentive Plan (as amended and restated as of April 30, 2020) (the “Omnibus Plan”). A maximum of 27,775,000 shares of common stock are available for issuance under the Omnibus Plan, together with additional shares canceled or forfeited under the prior plans.
 Stock option awards granted to date under the Omnibus Plan generally vest one to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 226,000 deferred stock units to its non-employee directors under the Omnibus Plan (with grants of 10,000, 20,000 and 15,000 units in 2021, 2020 and 2019, respectively), which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively restricted stock) awarded under the Omnibus Plan generally vest after a one to four year period. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. A maximum of 500,000 shares of common stock has been authorized under the Director Plan of which 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2021. Authorized shares under the Director Plan were exhausted in 2017. Since 2017, the Company has granted a total of 56,000 common stock equivalents to its non-employee directors under the Omnibus Plan (with grants of 8,000 in 2021, 13,000 in 2020, and 14,000 in 2019). As of December 31, 2021 and 2020, the Company’s liability under the plans for the common stock equivalents totaled $8.8 million and $8.0 million, respectively.
The Company maintains a long term incentive program under which awards are issued for certain employees. Long-term incentive program awards are granted in restricted stock units and stock options and are accounted for as equity awards.
Share-based compensation expense. The amount of compensation cost for share-based awards recognized during a period is based on the portion of the awards that are ultimately expected to vest.
Total share-based compensation expenses were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Option awards	$9.8	$13.8	$21.8
Other share-based awards	40.9	40.9	48.0
Total share-based compensation before tax	50.7	54.7	69.8
Tax benefit	12.1	13.1	16.6
Total share-based compensation expense included in net income	$38.6	$41.6	$53.2
These share-based compensation expenses are reflected in cost of sales and operating expenses in the consolidated statements of income. As of December 31, 2021, there was $57.0 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.02 years. Included in unrecognized share-based compensation expense is approximately $5.8 million related to stock options and $51.2 million for restricted stock.
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient. See Note 5 for additional information.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the Omnibus Plan for the year ended December 31, 2021:

	Omnibus Plan (Active)
	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2020	5,102,296	$98.70
Granted	289,720	120.59
Exercised	(1,758,283)	86.69
Forfeited/Expired	(354,032)	124.46
Balance as of December 31, 2021	3,279,701	$104.29

Options exercisable as of December 31, 2021	2,379,543	$106.11
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2021 was 5.74 years and 4.87 years, respectively. Substantially all unvested outstanding options are expected to vest.

The following assumptions were used to estimate the weighted average fair value of options of $36.77, $21.76 and $19.54 granted during the years ended December 31, 2021, 2020 and 2019, respectively:

	For the Years Ended December 31,
	2021	2020	2019
Weighted-average volatility	43%	34%	32%
Expected dividend yield	2.1%	2.6%	2.9%
Expected term (in years)	4.7	4.5	4.5
Weighted average risk free interest rate	0.5%	1.4%	2.5%
The total intrinsic value of options exercised during the year ended December 31, 2021 was $67.0 million. The total intrinsic value of options outstanding and of options outstanding and exercisable as of December 31, 2021, was $44.2 million and $31.8 million, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2021	2020	2019
Weighted-average volatility	49%	35%	34%
Expected dividend yield	2.1%	2.6%	2.7%
Expected term (in years)	3.0	3.0	3.0
Weighted average risk free interest rate	0.2%	1.4%	2.4%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during 2021, 2020, and 2019 was $165.54, $98.09, and $96.38 per award, respectively.
The following table summarizes restricted stock activity for the year ended December 31, 2021:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2020	1,143,076	$98.20
Granted	397,987	122.08
Vested	(367,820)	113.63
Forfeited/Cancelled	(109,490)	98.96
Balance as of December 31, 2021	1,063,753	$101.72
Expected to vest as of December 31, 2021	1,095,667	$101.47
The shares granted above include 62,488 performance restricted stock unit awards. These performance grants are the number of shares that would be earned at the target level of performance. The number of shares of Polaris common stock that could actually be delivered at the end of the three-year performance period for performance restricted stock units may be anywhere from 0% to 200% of target for each performance share, depending on the performance of the Company during such performance period.
The total intrinsic value of restricted stock expected to vest as of December 31, 2021 was $120.4 million. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2021, 2020 and 2019 were $122.08, $92.23 and $89.75, respectively.

Note 5. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). The Company sponsors a qualified non-leveraged ESOP under which a maximum of 7,700,000 shares of common stock can be awarded. The shares are allocated to eligible participants’

accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct the Company to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Participants that meet certain age and service requirements are allowed to transfer balances, subject to limitation, to the Polaris 401(k) Retirement Savings Plan and thus diversify their investments. Total expense related to the ESOP was $13.9 million, $12.3 million and $10.3 million, in 2021, 2020 and 2019, respectively. As of December 31, 2021 there were 2,996,000 shares held in the plan.
Defined contribution plans. The Company sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $29.8 million, $26.9 million, and $26.2 million, in 2021, 2020 and 2019, respectively.
Supplemental Executive Retirement Plan (SERP). The Company sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Company matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets in the consolidated balance sheets and the SERP liability is included in other long-term liabilities in the consolidated balance sheets. The asset and liability balances are both $52.4 million and $48.3 million as of December 31, 2021, and 2020, respectively.
Executive officers and directors of the Company have the opportunity to defer certain restricted stock units. These restricted stock units are redeemable in Polaris common stock or in cash. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. If the award is diversified, it must be redeemed in cash. Awards probable of vesting, for which the executive has not yet made an election to defer, and awards that have been deferred but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the consolidated balance sheets, as these awards have redemption features that are not yet solely within the control of the Company. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. As of December 31, 2021, 101,521 shares are recorded at a fair value of $11.2 million in temporary equity, which includes $10.0 million of compensation cost and $1.2 million of cumulative fair value adjustment recorded through retained earnings.

Note 6. Financing Agreement
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of December 31, 2021	Maturity	December 31, 2021	December 31, 2020
Revolving loan facility	—	June 2026	$—	$—
Term loan facility	1.23%	June 2026	876.0	940.0
Incremental term loan	0.98%	December 2022	500.0	—
Senior notes—fixed rate	—	May 2021	—	75.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.20%	Various through 2029	13.5	16.2
Notes payable and other	4.24%	Various through 2030	68.3	75.0
Debt issuance costs			(7.1)	(5.5)
Total debt, finance lease obligations, and notes payable			$1,800.7	$1,450.7
Less: current maturities			553.3	142.1
Total long-term debt, finance lease obligations, and notes payable			$1,247.4	$1,308.6
Bank financing. In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In May 2011, the Company issued $75 million of unsecured senior notes due May 2021. The senior notes were fully repaid in May 2021. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $876 million was outstanding as of December 31, 2021. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1,000 million and extend the maturity date to June 2026. Interest is charged at rates based on a LIBOR or “prime” base rate.
On December 17, 2021, the Company amended the credit facility to provide a new incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million. The new incremental term loan, which was fully drawn on closing, is unsecured and matures on December 16, 2022. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of December 31, 2021.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of December 31, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The Company has a mortgage note payable agreement for land, on which the Company built the Huntsville, Alabama manufacturing facility. The original mortgage note payable was for $14.5 million, of which $7.3 million was outstanding as of December 31, 2021. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets. The payment of principal and interest for the note payable is forgivable if the Company satisfies certain job commitments over the term of the note. The Company has met the required commitments to date.
The following summarizes activity under the Company’s credit arrangements (in millions):

	2021	2020	2019
Total borrowings as of December 31	$1,726.0	$1,365.0	$1,600.1
Average outstanding borrowings during year	$1,500.4	$1,879.7	$1,912.0
Maximum outstanding borrowings during year	$1,903.0	$2,370.6	$2,127.9
Weighted-average interest rate as of December 31	1.77%	2.30%	3.29%
Letters of credit. As of December 31, 2021, the Company had open letters of credit totaling $32.1 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.

Note 7. Goodwill and Other Intangible Assets
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
In the fourth quarter of 2021, the Company completed the annual goodwill and indefinite lived intangible asset impairment tests. It was determined that goodwill and the remaining indefinite lived intangible assets were not impaired.

Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2021 and 2020 are as follows (in millions):

	2021	2020
Goodwill	$391.3	$397.3
Other intangible assets, net	646.2	686.4
Total goodwill and other intangible assets, net	$1,037.5	$1,083.7
There were no material additions to goodwill and other intangible assets in 2021 and 2020. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 were as follows (in millions):

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total
Goodwill	$72.9	$5.2	$92.1	$270.3	$227.1	$667.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2020	$72.9	$5.2	$92.1	$—	$227.1	$397.3

Currency translation effect on foreign goodwill balances	0.1	—	(6.1)	—	—	(6.0)

Goodwill	$73.0	$5.2	$86.0	$270.3	$227.1	$661.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2021	$73.0	$5.2	$86.0	$—	$227.1	$391.3

	ORV/Snowmobiles	Motorcycles	Global Adjacent Markets	Aftermarket	Boats	Total
Goodwill	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9
Accumulated goodwill impairment losses	—	—	—	—	—	—
Balance as of December 31, 2019	$72.0	$5.2	$85.2	$270.4	$227.1	$659.9

Impairments	—	—	—	(270.3)	—	(270.3)
Currency translation effect on foreign goodwill balances	0.9	—	6.9	(0.1)	—	7.7

Goodwill	$72.9	$5.2	$92.1	$270.3	$227.1	$667.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	—	(270.3)
Balance as of December 31, 2020	$72.9	$5.2	$92.1	$—	$227.1	$397.3

For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2021 and 2020 are as follows (in millions):

	2021		2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$807.1	$(120.7)	$956.8	$(126.5)
Intangible assets disposed of during the period	(25.8)	20.7	(41.7)	41.7
Amortization expense	—	(34.0)	—	(36.1)
Impairments	—	—	(108.9)	—
Currency translation effect on foreign balances	(1.1)	—	0.9	0.2
Other intangible assets, ending	$780.2	$(134.0)	$807.1	$(120.7)
The components of other intangible assets were as follows (in millions):

December 31, 2021	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2.6	$(2.3)	$0.3
Dealer/customer related	17	437.6	(121.9)	315.7
Developed technology	5	9.9	(9.8)	0.1
Total amortizable	17	450.1	(134.0)	316.1
Non-amortizable—brand/trade names		330.1	—	330.1
Total other intangible assets, net		$780.2	$(134.0)	$646.2

December 31, 2020	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2.6	$(1.6)	$1.0
Dealer/customer related	17	460.3	(110.8)	349.5
Developed technology	5	9.9	(8.3)	1.6
Total amortizable	16	472.8	(120.7)	352.1
Non-amortizable—brand/trade names		334.3	—	334.3
Total other intangible assets, net		$807.1	$(120.7)	$686.4
Amortization expense for intangible assets for the year ended December 31, 2021 and 2020 was $34.0 million and $36.1 million, respectively. Estimated amortization expense for 2022 through 2026 is as follows: 2022, $26.2 million; 2023, $25.1 million; 2024, $25.0 million; 2025, $25.0 million; 2026, $23.8 million; and after 2026, $191.0 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates, or impairments of intangible assets.

Note 8. Income Taxes
The Company’s income before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2021	2020	2019
United States	$490.3	$72.9	$344.3
Foreign	135.4	68.5	63.5
Income before income taxes	$625.7	$141.4	$407.8

The provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$72.7	$56.5	$46.4
State	17.2	13.4	18.2
Foreign	29.6	27.4	26.8
Deferred	11.9	(80.8)	(7.5)
Total provision for income taxes	$131.4	$16.5	$83.9
Reconciliations of the federal statutory income tax rate to the Company’s effective tax rate were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.0	0.4	2.3
Domestic manufacturing deduction	—	(2.6)	(2.1)
Research and development tax credit	(3.4)	(12.6)	(4.0)
Stock based compensation	(0.5)	(0.3)	0.2
Valuation allowance	0.1	1.7	0.5
Foreign tax rate differential	0.9	5.6	1.7
Other permanent differences	0.9	(1.6)	1.0
Effective income tax rate for continuing operations	21.0%	11.6%	20.6%
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $338.0 million and $251.0 million as of December 31, 2021 and 2020, respectively, are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
The Company utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in millions):

	As of December 31,
	2021	2020
Deferred income taxes:
Inventories	$73.6	$37.2
Accrued expenses and other	105.0	116.5
Cost in excess of net assets of businesses acquired	25.1	42.5
Property and equipment	(101.1)	(92.7)
Operating lease assets	(40.1)	(30.7)
Operating lease liabilities	40.5	30.9
Employee compensation and benefits	49.3	64.3
Net operating loss and other loss carryforwards	22.8	21.4
Valuation allowance	(17.0)	(16.1)
Total net deferred income tax asset	$158.1	$173.3
As of December 31, 2021, the Company had available unused international and acquired federal net operating loss carryforwards of $52.1 million. The net operating loss carryforwards will expire at various dates from 2024 to 2030, with certain jurisdictions having indefinite carryforward terms.

The Company classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the consolidated balance sheets. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes in the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits as of December 31, 2021, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2017 through 2021 remain open to examination by certain tax jurisdictions to which the Company is subject.
Reconciliations of the beginning and ending unrecognized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2021	2020
Balance as of January 1,	$13.2	$24.4
Gross increases for tax positions of prior years	0.4	0.8
Gross increases for tax positions of current year	2.7	2.7
Decreases due to settlements and other prior year tax positions	(1.7)	(4.2)
Decreases for lapse of statute of limitations	(2.2)	(10.5)
Balance as of December 31,	12.4	13.2
Reserves related to potential interest and penalties as of December 31,	0.9	1.2
Unrecognized tax benefits as of December 31,	$13.3	$14.4

Note 9. Shareholders’ Equity
Stock repurchase program. The Company has made the following share repurchases (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Total number of shares repurchased and retired	3.8	0.6	0.1
Total investment	$461.6	$50.3	$8.4
As of December 31, 2021, the Polaris Board of Directors has authorized the Company to repurchase up to an additional $838.8 million of the Company’s common stock. The repurchase of any shares will be governed by applicable SEC rules and dependent on management’s assessment of market conditions.
Stock purchase plan. The Company maintains an employee stock purchase plan (“Purchase Plan”). A total of 3.0 million shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2021, approximately 1.5 million shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Quarterly dividend declared and paid per common share	$0.63	$0.62	$0.61
Total dividends declared and paid per common share	$2.52	$2.48	$2.44
On January 27, 2022, the Polaris Board of Directors declared a regular cash dividend of $0.64 per share payable on March 15, 2022 to holders of record of such shares at the close of business on March 1, 2022.
Net income per share. Basic net income per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”) and the ESOP and deferred stock units under the 2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan.
Reconciliations of these amounts are as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Weighted average number of common shares outstanding	61.0	61.5	61.1
Director Plan and deferred stock units	0.2	0.2	0.2
ESOP	0.1	0.2	0.1
Common shares outstanding—basic	61.3	61.9	61.4
Dilutive effect of restricted stock awards	0.7	0.5	0.6
Dilutive effect of stock option awards	0.7	0.2	0.3
Common and potential common shares outstanding—diluted	62.7	62.6	62.3
During 2021, 2020 and 2019, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 0.9 million, 4.4 million and 3.8 million, respectively.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(39.1)	$(15.5)	$(3.8)	$(58.4)
Reclassification to the income statement	—	7.9	0.3	8.2
Change in fair value	(30.4)	3.2	—	(27.2)
Balance as of December 31, 2021	$(69.5)	$(4.4)	$(3.5)	$(77.4)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments and retirement plan activity for the years ended December 31, 2021 and 2020 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2021	2020
Foreign currency contracts	Other (income) expense, net	$(0.3)	$4.3
Foreign currency contracts	Cost of sales	0.5	(2.4)
Interest rate contracts	Interest expense	(8.1)	(6.1)
Retirement plan activity	Operating expenses	(0.3)	0.5
Total		$(8.2)	$(3.7)
The net amount of the existing gains or losses as of December 31, 2021 that are expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 14 for further information regarding the Company’s derivative activities.

Note 10. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of snowmobiles, ORVs, motorcycles, and related PG&A, whereby the Company receives payment within a few days of shipment of the product.
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
The Company’s total investment in Polaris Acceptance of $49.3 million as of December 31, 2021 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of December 31, 2021, the outstanding amount of net receivables financed for dealers under this arrangement was $637.5 million, which included $470.7 million in the Polaris Acceptance portfolio and $166.8 million of receivables within the Securitization Facility (“Securitized Receivables”).
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2021, the potential 15 percent aggregate repurchase obligation was approximately $138.7 million.
Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility are as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Revenues	$21.9	$44.7	$79.3
Interest and operating expenses	6.6	7.6	14.4
Net income	$15.3	$37.1	$64.9

	As of December 31,
	2021	2020
Finance receivables, net	$470.7	$392.7
Other assets	29.1	13.9
Total assets	$499.8	$406.6
Notes payable	$366.9	$248.4
Other liabilities	34.4	39.4
Partners’ capital	98.5	118.8
Total liabilities and partners’ capital	$499.8	$406.6
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of December 31, 2021, the potential aggregate repurchase obligation was approximately $133.3 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2021, the potential aggregate repurchase obligations were approximately $21.8 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
The amount financed worldwide by dealers under arrangements with finance companies as of December 31, 2021 was approximately $946.7 million. The Company has agreed to repurchase products repossessed by the finance companies. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are presented as a reduction of sales in the consolidated statements of income.
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

Note 11. Investment in Other Affiliates
The Company has certain investments in nonmarketable securities of strategic companies. The Company had $23.0 million and $7.5 million of such investments as of December 31, 2021 and 2020, respectively. These investments are recorded as a component of other long-term assets in the consolidated balance sheets.
The Company impairs an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. The Company evaluates investments in nonmarketable securities for impairment utilizing level 3 fair value inputs. The Company recorded a $7.7 million impairment associated with a strategic investment during 2021. The impairment was recorded within other (income) expense, net in the consolidated statements of income.

Note 12. Leases
Information on the Company’s leases is summarized as follows (in millions):

		As of December 31,
	Classification	2021	2020
Assets
Operating lease assets	Operating lease assets	$165.2	$125.4
Finance lease assets	Property and equipment, net (1)	9.3	11.6
Total leased assets		$174.5	$137.0
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$39.3	$34.7
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1.4	1.5
Long-term
Operating lease liabilities	Long-term operating lease liabilities	128.5	92.3
Finance lease liabilities	Finance lease obligations	12.1	14.7
Total lease liabilities		$181.3	$143.2
(1) Finance lease assets are recorded net of accumulated amortization of $10.0 million and $9.5 million as of December 31, 2021 and 2020, respectively.

		For the Year Ended December 31,
Lease Cost	Classification	2021	2020
Operating lease cost (1)	Operating expenses and cost of sales	$51.6	$45.4
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	1.3	1.5
Interest on lease liabilities	Interest expense	0.7	0.9
Sublease income	Other (income) expense, net	(0.7)	(2.6)
Total lease cost		$52.9	$45.2
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases	Total
2022	$43.8	$2.2	$46.0
2023	37.1	2.2	39.3
2024	28.7	2.2	30.9
2025	23.2	2.2	25.4
2026	18.0	2.2	20.2
Thereafter	27.5	5.3	32.8
Total lease payments	$178.3	$16.3	$194.6
Less: interest	10.5	2.8
Present value of lease payments	$167.8	$13.5
(1) Operating lease payments exclude $18.1 million of legally binding minimum lease payments for leases signed but not yet commenced. There were no options to extend lease terms that were reasonably certain of being exercised as of December 31, 2021.

	As of December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	5.62	4.88
Finance leases	7.49	8.52
Weighted-average discount rate
Operating leases	2.25%	2.71%
Finance leases	5.17%	5.20%

	For the Year Ended December 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51.7	$45.3
Operating cash flows from finance leases	0.8	0.8
Financing cash flows from finance leases	1.5	1.4
Leased assets obtained in exchange for new operating lease liabilities	82.0	47.7

Note 13. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2021 and 2020, the Company had an accrual of $70.3 million and $70.7 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of December 31, 2021, the Company is party to two putative class actions pending against the Company in the United States. These class actions allege that the Company violated various California consumer protection laws related to rollover protection structure certification in California, Oregon, Nevada, and Texas. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.

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
As of December 31, 2021 and 2020, the Company had the following open foreign currency contracts (in millions):

	December 31, 2021		December 31, 2020
Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$20.3	$0.4	$26.0	$(0.5)
Canadian Dollar	121.1	0.6	169.8	(2.8)
Mexican Peso	87.9	1.1	13.5	1.0
Total	$229.3	$2.1	$209.3	$(2.3)
These contracts, with maturities through June 2023, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities in the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
As of December 31, 2021 and 2020, the Company had the following open interest rate swap contracts (in millions):

		December 31, 2021		December 31, 2020
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
May 2, 2018	May 4, 2021	$—	$—	$25.0	$(0.2)
September 30, 2019	September 30, 2023	150.0	(5.8)	150.0	(11.3)
March 3, 2020	February 28, 2023	400.0	(2.0)	400.0	(6.6)
Total		$550.0	$(7.8)	$575.0	$(18.1)

These contracts, with maturities through September 2023, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities in the consolidated balance sheet. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The table below summarizes the carrying values of derivative instruments as of December 31, 2021 and 2020 (in millions):

	Carrying Values of Derivative Instruments as of December 31, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$2.4	$(0.3)	$2.1
Interest rate contracts	—	(7.8)	(7.8)
Total derivatives designated as hedging instruments	$2.4	$(8.1)	$(5.7)

	Carrying Values of Derivative Instruments as of December 31, 2020
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$1.0	$(3.3)	$(2.3)
Interest rate contracts	—	(18.1)	(18.1)
Total derivatives designated as hedging instruments	$1.0	$(21.4)	$(20.4)
 Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses in the consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in the consolidated statements of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in other comprehensive loss for the years ended December 31, 2021 and 2020 were $11.1 million and $(9.4) million, respectively.
See Note 9 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2021 and 2020.

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
The ORV/Snowmobiles reporting segment includes the aggregated results of the Company’s ORV and Snowmobiles operating segments. The Motorcycles, Global Adjacent Markets, Aftermarket, and Boats segments include the results for those respective operating segments. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs, and other manufacturing adjustments. Additionally, given the commonality of customers, manufacturing and asset management, the Company does not maintain separate balance sheets for each segment. Accordingly, the segment information presented below is limited to sales and gross profit data (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Sales
ORV/Snowmobiles	$5,186.2	$4,533.3	$4,209.1
Motorcycles	721.6	581.7	584.1
Global Adjacent Markets	599.8	424.6	461.3
Aftermarket	930.4	884.9	906.7
Boats	760.2	603.4	621.3
Total sales	$8,198.2	$7,027.9	$6,782.5
Gross profit
ORV/Snowmobiles	1,226.3	1,218.4	1,145.5
Motorcycles	52.3	20.0	30.0
Global Adjacent Markets	162.3	116.4	128.8
Aftermarket	247.2	222.8	222.7
Boats	170.6	116.4	124.6
Corporate	84.0	16.2	(2.8)
Total gross profit	$1,942.7	$1,710.2	$1,648.8
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis; changing from the previous basis described herein. Starting in the first quarter of 2022, the Company expects to report its results under the new basis with the following reportable segments: Off-Road, On-Road, Marine, and Aftermarket. The new basis is intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement.

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
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board and Meetings” and “Corporate Governance—Code of Business Conduct and Ethics” in the Polaris definitive Proxy Statement to be filed on or about March 17, 2022 for its 2022 annual meeting of stockholders (the “2022 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change-In-Control,” and “Pay Ratio Disclosure” in the Company’s 2022 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Corporate Governance Guidelines and Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2022 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 34 are included in Part II of this Form 10-K.
(2) Financial Statement Schedules
    Schedule II—Valuation and Qualifying Accounts is included on page 70 of this report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 71 to 75.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 15, 2022, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Reductions From Divestiture	Other Changes Add (Deduct)(1)	Balance at End of Period
(In millions)
2019: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9.5	$0.7	$—	$(0.9)	$9.3
2020: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9.3	$1.3	$—	$(5.3)	$5.3
2021: Deducted from asset accounts—Allowance for doubtful accounts receivable	$5.3	$1.3	$(0.2)	$(0.8)	$5.6
(1)    Uncollectible accounts receivable written off, net of recoveries

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisition (Reductions From Divestiture)	Other Changes Add (Deduct)(2)	Balance at End of Period
(In millions)
2019: Deducted from asset accounts—Allowance for obsolete inventory	$48.3	$21.9	$0.5	$(14.0)	$56.7
2020: Deducted from asset accounts—Allowance for obsolete inventory	$56.7	$27.5	$—	$(16.5)	$67.7
2021: Deducted from asset accounts—Allowance for obsolete inventory	$67.7	$30.1	$(2.4)	$(14.1)	$81.3
(2)    Inventory disposals, net of recoveries

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Additions Charged to Costs and Expenses (3)	Other Changes Add (Deduct) (4)	Balance at End of Period
(In millions)
2019: Deducted from asset accounts—Allowance for deferred tax assets	$10.4	$4.3	$(0.1)	$14.6
2020: Deducted from asset accounts—Allowance for deferred tax assets	$14.6	$3.3	$(1.8)	$16.1
2021: Deducted from asset accounts—Allowance for deferred tax assets	$16.1	$2.1	$(1.2)	$17.0
(3)    Increases related to losses, credits, impairments and capital losses without tax benefits
(4)    Decreases related to utilization of loss carryforwards and certain deferred tax assets

POLARIS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2021

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

3.a	Restated Articles of Incorporation of Polaris Inc. (the “Company”), effective July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019.

.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4/A, filed November 18, 1994 (No. 033-55769).

.b	Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.

.c	First Amendment to Master Note Purchase Agreement effective as of August 18, 2011, incorporated by reference to Exhibit 4.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.d	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 20, 2013.

.e	Second Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment effective as of December 28, 2016, incorporated by reference to Exhibit 4.f to the Company’ Annual Report on Form 10-K for the year ended December 31, 2016.

.f	Third Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment, effective as of July 31, 2018, incorporated by reference to Exhibit 4.f to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

.g	Fourth Amendment to Master Note Purchase Agreement, effective as of May 26, 2020, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.h	Fifth Amendment to Master Note Purchase Agreement, effective January 15, 2021, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed January 19, 2021.

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

.u	Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.v	Form of Nonqualified Stock Option Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.w	Form of Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.x	Form of Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.y	Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.z	Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.aa	Form of Restricted Stock Unit Award Agreement (Retention Grant) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020.)*

.bb	Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.cc	Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.dd	Employment Offer Letter dated December 21, 2020 by and between the Company and Michael T. Speetzen.*

.ee	Employment Offer Letter dated December 21, 2020 by and between the Company and Robert P. Mack.*

.ff	Employment Offer letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.gg	Severance Agreement entered into with Kenneth J. Pucel dated December 1, 2014.*

.hh
Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.ii
Severance Agreement dated April 4, 2011 entered into with James P. Williams, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.jj
Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.kk	Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.ll	First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.mm	Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014, incorporated by reference to Exhibit 10.oo to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.nn	Third Amended and Restated Credit Agreement dated November 9, 2016 by and among Polaris Industries Inc., Polaris Sales Inc., any other Domestic Borrower (as defined therein) that thereafter becomes a party thereto, Polaris Sales Europe Sárl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank, N.A., PNC Bank, National Association and BMO Harris Bank N.A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

.oo	Fourth Amended and Restated Credit Agreement, dated July 2, 2018 by and among Polaris Industries Inc., Polaris Sales Europe Sàrl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and MUFG Bank, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.pp
Incremental Amendment to Fourth Amended and Restated Credit Agreement dated as of April 9, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2020.

.qq	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of May 26, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.rr
Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of January 15, 2021, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.ss
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

.tt
Amendment No. 4 dated as of December 17, 2021 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 21, 2021.

.uu
Severance Agreement dated August 18, 2011 entered into with Steven Menneto, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.*

.vv
Employment Offer Letter dated April 27, 2016 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

.ww
Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman, incorporated by reference to Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.xx	Severance Agreement entered into with Robert Mack, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

.yy	Offer Letter Agreement dated April 29, 2021 between Michael T. Speetzen and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.zz	Offer Letter Agreement dated April 29, 2021 between Robert P. Mack and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K of the Company for the year ended December 31, 2021 formatted in iXBRL.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 15, 2022.

POLARIS INC.
By:	/S/ MICHAEL T. SPEETZEN
Michael T. Speetzen
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
 to

	Signature	Title	Date

	/S/ MICHAEL T. SPEETZEN	Chief Executive Officer (Principal Executive Officer)	February 15, 2022
Michael T. Speetzen

	/S/ ROBERT P. MACK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2022
Robert P. Mack

	*	Director	February 15, 2022
George W. Bilicic

	*	Director	February 15, 2022
Kevin M. Farr

	*	Director	February 15, 2022
Gary E. Hendrickson

	*	Director	February 15, 2022
Gwenne A. Henricks

	*	Director	February 15, 2022
Darryl R. Jackson

	*	Director	February 15, 2022
Bernd F. Kessler

	*	Director	February 15, 2022
Lawrence D. Kingsley

	*	Director	February 15, 2022
Gwynne E. Shotwell

	*	Lead Director	February 15, 2022
John P. Wiehoff

*By:	/S/ MICHAEL T. SPEETZEN		February 15, 2022
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