Form 10-Q
period 2022-03-31
Polaris Inc.
filed 2022-04-26
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 19, 2022, 59,497,259 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2022

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$375.4	$509.2
Trade receivables, net	251.1	240.5
Inventories, net	1,879.7	1,644.8
Prepaid expenses and other	146.7	160.5
Income taxes receivable	2.2	4.0
Total current assets	2,655.1	2,559.0
Property and equipment, net	978.2	975.4
Investment in finance affiliate	33.3	49.3
Deferred tax assets	154.5	163.6
Goodwill and other intangible assets, net	1,029.4	1,037.5
Operating lease assets	187.0	165.2
Other long-term assets	91.4	97.8
Total assets	$5,128.9	$5,047.8
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$553.3	$553.3
Accounts payable	978.5	797.4
Accrued expenses:
Compensation	118.9	223.9
Warranties	128.3	135.1
Sales promotions and incentives	79.1	96.9
Dealer holdback	90.6	98.9
Other	244.3	268.1
Current operating lease liabilities	43.5	39.3
Income taxes payable	14.4	17.2
Total current liabilities	2,250.9	2,230.1
Long-term income taxes payable	13.7	13.3
Finance lease obligations	11.5	12.1
Long-term debt	1,382.5	1,235.3
Deferred tax liabilities	5.4	5.5
Long-term operating lease liabilities	146.2	128.5
Other long-term liabilities	186.7	185.5
Total liabilities	$3,996.9	$3,810.3
Deferred compensation	$11.4	$11.2
Shareholders’ equity:
Preferred stock 0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock 0.01 par value per share, 160.0 shares authorized, 59.5 and 60.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,142.8	1,143.8
Retained earnings	45.0	157.3
Accumulated other comprehensive loss, net	(69.8)	(77.4)
Total shareholders’ equity	1,118.6	1,224.3
Noncontrolling interest	2.0	2.0
Total equity	1,120.6	1,226.3
Total liabilities and equity	$5,128.9	$5,047.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Sales	$1,956.8	$1,951.1
Cost of sales	1,560.5	1,470.6
Gross profit	396.3	480.5
Operating expenses:
Selling and marketing	143.2	145.9
Research and development	82.8	79.5
General and administrative	86.9	87.1
Total operating expenses	312.9	312.5
Income from financial services	11.4	16.2
Operating income	94.8	184.2
Non-operating expense:
Interest expense	11.8	11.5
Other (income) expense, net	(3.1)	(2.5)
Income before income taxes	86.1	175.2
Provision for income taxes	16.2	41.0
Net income	69.9	134.2
Net income attributable to noncontrolling interest	—	(0.1)
Net income attributable to Polaris Inc.	$69.9	$134.1
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$1.16	$2.16
Diluted	$1.14	$2.11
Weighted average shares outstanding:
Basic	60.3	62.0
Diluted	61.2	63.4
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$69.9	$134.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.8)	(15.6)
Unrealized gain on derivative instruments	8.3	1.4
Retirement plan and other activity	0.1	0.1
Comprehensive income	77.5	120.1
Comprehensive income attributable to noncontrolling interest	—	(0.1)
Comprehensive income attributable to Polaris Inc.	$77.5	$120.0
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.4	—	13.3	—	—	—	13.3
Deferred compensation	—	—	(0.7)	0.5	—	—	(0.2)
Proceeds from stock issuances under employee plans	0.2	—	13.9	—	—	—	13.9
Cash dividends declared (1)	—	—	—	(37.9)	—	—	(37.9)
Repurchase and retirement of common shares	(1.5)	—	(27.5)	(144.8)	—	—	(172.3)
Net income	—	—	—	69.9	—	—	69.9
Other comprehensive income	—	—	—	—	7.6	—	7.6
Balance, March 31, 2022	59.5	0.6	1,142.8	45.0	(69.8)	2.0	1,120.6

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.3	—	8.9	—	—	—	8.9
Deferred compensation	—	—	(0.5)	(5.1)	—	—	(5.6)
Proceeds from stock issuances under employee plans	1.5	—	129.3	—	—	—	129.3
Cash dividends declared (1)	—	—	—	(38.6)	—	—	(38.6)
Repurchase and retirement of common shares	(2.5)	—	(39.1)	(260.0)	—	—	(299.1)
Net income	—	—	—	134.1	—	0.1	134.2
Contributions	—	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	—	(14.1)	—	(14.1)
Balance, March 31, 2021	61.2	0.6	1,082.5	48.8	(72.5)	1.6	1,061.0
(1) Polaris Inc. declared a $0.64 dividend per share for the three month period ended March 31, 2022 and a $0.63 dividend per share for the three month period ended March 31, 2021.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating Activities:
Net income	$69.9	$134.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	61.3	59.6
Noncash compensation	13.3	8.9
Noncash income from financial services	(2.3)	(2.6)
Deferred income taxes	9.4	19.1
Changes in operating assets and liabilities:
Trade receivables	(10.4)	14.2
Inventories	(234.9)	(169.7)
Accounts payable	181.7	90.7
Accrued expenses	(161.3)	(114.0)
Income taxes payable/receivable	(0.5)	15.6
Prepaid expenses and others, net	24.7	—
Net cash provided by (used for) operating activities	(49.1)	56.0
Investing Activities:
Purchase of property and equipment	(57.4)	(45.4)
Investment in finance affiliate, net	18.2	15.2
Net cash used for investing activities	(39.2)	(30.2)
Financing Activities:
Borrowings under debt arrangements	568.0	95.4
Repayments under debt arrangements	(420.2)	(111.3)
Repurchase and retirement of common shares	(172.3)	(299.1)
Cash dividends to shareholders	(37.9)	(38.6)
Proceeds from stock issuances under employee plans	13.9	129.3
Net cash used for financing activities	(48.5)	(224.3)
Impact of currency exchange rates on cash balances	(0.3)	(4.3)
Net decrease in cash, cash equivalents and restricted cash	(137.1)	(202.8)
Cash, cash equivalents and restricted cash at beginning of period	529.1	657.5
Cash, cash equivalents and restricted cash at end of period	$392.0	$454.7

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$14.8	$13.7
Income taxes paid	$10.1	$6.9
Leased assets obtained for operating lease liabilities	$28.6	$2.7

The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$375.4	$432.4
Other long-term assets	16.6	22.3
Total	$392.0	$454.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Reclassifications. Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. The reclassifications had no impact on the consolidated balance sheets, statements of income (loss), comprehensive income (loss), equity, or cash flows, as previously reported. See further information in Note 10.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2022
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$49.4	$49.4	$—	$—
Foreign exchange contracts, net	4.3	—	4.3	—
Interest rate contracts, net	0.9	—	0.9	—
Total assets at fair value	$54.6	$49.4	$5.2	$—
Non-qualified deferred compensation liabilities	$(49.4)	$(49.4)	$—	$—
Total liabilities at fair value	$(49.4)	$(49.4)	$—	$—

	Fair Value Measurements as of December 31, 2021
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$52.4	$52.4	$—	$—
Foreign exchange contracts, net	2.1	—	2.1	—
Total assets at fair value	$54.5	$52.4	$2.1	$—
Non-qualified deferred compensation liabilities	$(52.4)	$(52.4)	$—	$—
Interest rate contracts, net	(7.8)	—	(7.8)	—
Total liabilities at fair value	$(60.2)	$(52.4)	$(7.8)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $1,987.6 million and $1,870.0 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $1,947.3 million and $1,800.7 million as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022	December 31, 2021
Raw materials and purchased components	$851.2	$720.2
Service parts, garments and accessories	481.8	417.7
Finished goods	627.9	588.2
Less: reserves	(81.2)	(81.3)
Inventories, net	$1,879.7	$1,644.8
Property and equipment. Property and equipment is stated at cost. Depreciation is determined using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included within depreciation expense. Fully-depreciated tooling is eliminated from the accounting records annually. The Company recorded $54.4 million and $49.2 million of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

The major components of property and equipment are as follows (in millions):

	March 31, 2022	December 31, 2021
Land, buildings and improvements	$535.2	$532.2
Equipment and tooling	1,720.9	1,672.2
	2,256.1	2,204.4
Less: accumulated depreciation	(1,277.9)	(1,229.0)
Property and equipment, net	$978.2	$975.4
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
The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$135.1	$140.8
Additions charged to expense	27.1	34.6
Warranty claims paid, net	(33.9)	(35.5)
Balance at end of period	$128.3	$139.9
Divestitures.
On October 26, 2021, the Company announced plans to divest its Global Electric Motorcar (GEM) and Taylor-Dunn businesses in an effort to more strategically allocate the Company’s resources. The Company completed the sale on December 31, 2021. The sale resulted in a loss of $36.8 million. The 2021 financial results of these businesses are reflected in the Corporate segment.
New accounting pronouncements.
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company adopted ASU 2020-04 and ASU 2021-01 on January 1, 2022. The adoption of the ASUs did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Revenue Recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer (primarily dealers and distributors). Revenue is measured based on the amount of consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the contract liabilities section.
The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended March 31, 2022
	Off-Road	On-Road	Marine	Aftermarket	Corporate	Total
Revenue by product type
Wholegoods	$1,000.5	$180.5	$211.5	$—	$—	$1,392.5
PG&A	308.2	38.6	—	217.5	—	564.3
Total revenue	$1,308.7	$219.1	$211.5	$217.5	$—	$1,956.8

Revenue by geography
United States	$1,002.6	$96.4	$207.1	$208.0	$—	$1,514.1
Canada	133.7	4.9	4.4	9.5	—	152.5
EMEA	122.7	99.6	—	—	—	222.3
APLA	49.7	18.2	—	—	—	67.9
Total revenue	$1,308.7	$219.1	$211.5	$217.5	$—	$1,956.8

	Three months ended March 31, 2021
	Off-Road	On-Road	Marine	Aftermarket	Corporate	Total
Revenue by product type
Wholegoods	$992.1	$196.9	$198.7	$—	$11.5	$1,399.2
PG&A	286.2	32.4	—	229.8	3.5	551.9
Total revenue	$1,278.3	$229.3	$198.7	$229.8	$15.0	$1,951.1

Revenue by geography
United States	$1,002.2	$99.2	$193.4	$219.8	$14.3	$1,528.9
Canada	113.0	5.8	5.3	10.0	—	134.1
EMEA	112.6	105.8	—	—	0.2	218.6
APLA	50.5	18.5	—	—	0.5	69.5
Total revenue	$1,278.3	$229.3	$198.7	$229.8	$15.0	$1,951.1

Off-Road, On-Road, and Marine segments
Wholegood vehicles, boats, and parts, garments and accessories. For the majority of wholegood vehicles, boats, and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. Payment terms vary by customer and most of the Company’s sales are financed by the customer under floorplan financing arrangements whereby the Company receives payment within a few days of shipment of the product.
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
Financial Products. The Company sells separately-priced service contracts (“ESCs”) that extend mechanical coverages beyond the base limited warranty as well as prepaid maintenance agreements to vehicle owners. Each of these separately priced service contracts range from 12 months to 84 months. The Company typically receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
The Company expects to recognize approximately $46.0 million of the unearned amount over the next 12 months and $86.8 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$126.4	$107.1
New contracts sold	18.2	20.6
Less: reductions for revenue recognized	(11.8)	(11.1)
Balance at end of period (1)	$132.8	$116.6
(1) The unamortized ESC premiums recorded in other current liabilities totaled $46.0 million and $40.8 million as of March 31, 2022 and 2021, respectively, while the amount recorded in other long-term liabilities totaled $86.8 million and $75.8 million as of March 31, 2022 and 2021, respectively.

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

Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended March 31,
	2022	2021
Option awards	$5.1	$3.0
Other share-based awards	5.5	6.6
Total share-based compensation before tax	10.6	9.6
Tax benefit	2.6	2.3
Total share-based compensation expense included in net income	$8.0	$7.3
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of March 31, 2022, there was $84.0 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years. Included in unrecognized share-based compensation expense was approximately $11.1 million related to stock options and $72.9 million related to restricted stock.

Note 4. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of March 31, 2022	Maturity	March 31, 2022	December 31, 2021
Revolving loan facility	1.46%	June 2026	$160.0	$—
Term loan facility	1.58%	June 2026	864.0	876.0
Incremental term loan	1.33%	December 2022	500.0	500.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.21%	Various through 2029	12.9	13.5
Notes payable and other	4.25%	Various through 2030	67.1	68.3
Debt issuance costs			(6.7)	(7.1)
Total debt, finance lease obligations, and notes payable			$1,947.3	$1,800.7
Less: current maturities			553.3	553.3
Total long-term debt, finance lease obligations, and notes payable			$1,394.0	$1,247.4
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $864 million was outstanding as of March 31, 2022. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion and extend the maturity date to June 2026. Interest is charged at rates based on a LIBOR or “prime” base rate.
On December 17, 2021, the Company amended the credit facility to provide an incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500.0 million. The incremental term loan, which was fully drawn on closing, is unsecured and matures on December 16, 2022. There are no required principal payments prior to the maturity date. In addition to the payment of the $500.0 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of March 31, 2022.

Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of March 31, 2022. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.

Note 5. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2022 and December 31, 2021 are as follows (in millions):

	March 31, 2022	December 31, 2021
Goodwill	$390.3	$391.3
Other intangible assets, net	639.1	646.2
Total goodwill and other intangible assets, net	$1,029.4	$1,037.5
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Off-Road	On-Road	Marine	Aftermarket	Total
Goodwill	111.7	52.5	227.1	270.3	$661.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	(270.3)
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$—	$391.3

Currency translation effect on foreign goodwill balances	0.2	(1.2)	—	—	(1.0)

Goodwill	111.9	51.3	227.1	270.3	660.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	(270.3)
Balance as of March 31, 2022	$111.9	$51.3	$227.1	$—	$390.3

	Off-Road	On-Road	Marine	Aftermarket	Total
Goodwill	111.6	58.6	227.1	270.3	$667.6
Accumulated goodwill impairment losses	—	—	—	(270.3)	(270.3)
Balance as of December 31, 2020	$111.6	$58.6	$227.1	$—	$397.3

Currency translation effect on foreign goodwill balances	(0.1)	(3.5)	—	—	(3.6)

Goodwill	111.5	55.1	227.1	270.3	664.0
Accumulated goodwill impairment losses	—	—	—	(270.3)	(270.3)
Balance as of March 31, 2021	$111.5	$55.1	$227.1	$—	$393.7

The components of other intangible assets were as follows ($ in millions):

	Weighted-average useful life (years)	March 31, 2022	December 31, 2021
Non-amortizable—indefinite lived:
Brand/trade names		$329.8	$330.1
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	18	424.1	437.6
Developed technology	7	2.9	9.9
Total amortizable	17	429.6	450.1
Less: Accumulated amortization		(120.3)	(134.0)
Net amortized other intangible assets		309.3	316.1
Total other intangible assets, net		$639.1	$646.2
Amortization expense for intangible assets was $6.9 million and $8.7 million for the three months ended March 31, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 through 2027 is as follows: 2022 (remainder), $19.4 million; 2023, $25.1 million; 2024, $25.0 million; 2025, $25.0 million; 2026, $23.8 million; 2027, $17.7 million; and after 2027, $173.3 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 6. Shareholders’ Equity
During the three months ended March 31, 2022, the Company paid $172.3 million to repurchase approximately 1.5 million shares of its common stock. As of March 31, 2022, the Board of Directors has authorized the Company to repurchase up to an additional $681.7 million of the Company’s common stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.64 per share on March 15, 2022 to holders of record at the close of business on March 1, 2022. Cash dividends declared and paid per common share for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended March 31,
	2022	2021
Cash dividends declared and paid per common share	$0.64	$0.63
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

	Three months ended March 31,
	2022	2021
Weighted average number of common shares outstanding	59.9	61.6
Director Plan and deferred stock units	0.2	0.3
ESOP	0.2	0.1
Common shares outstanding—basic	60.3	62.0
Dilutive effect of restricted stock units	0.5	0.6
Dilutive effect of stock option awards	0.4	0.8
Common and potential common shares outstanding—diluted	61.2	63.4

During the three months ended March 31, 2022, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive was 1.3 million compared to 1.0 million for the same period in 2021.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(69.5)	$(4.4)	$(3.5)	$(77.4)
Reclassification to the statement of income	—	0.7	0.1	0.8
Change in fair value	(0.8)	7.6	—	6.8
Balance as of March 31, 2022	$(70.3)	$3.9	$(3.4)	$(69.8)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments and retirement plan activity for the three months ended March 31, 2022 and 2021 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended March 31,
		2022	2021
Foreign currency contracts	Other (income) expense, net	$0.9	$(0.7)
Foreign currency contracts	Cost of sales	0.3	0.6
Interest rate contracts	Interest expense	(1.9)	(2.0)
Retirement plan activity	Operating expenses	(0.1)	(0.1)
Total		$(0.8)	$(2.2)
The net amount of the existing gains or losses as of March 31, 2022 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 9 for further information regarding derivative activities.

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
The Company’s total investment in Polaris Acceptance of $33.3 million as of March 31, 2022 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of March 31, 2022, the outstanding amount of net receivables financed for dealers under this arrangement was $525.5 million, which included $412.8 million in the Polaris Acceptance portfolio and $112.7 million of receivables within the Securitization Facility (“Securitized Receivables”).
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2022, the potential 15 percent aggregate repurchase obligation is approximately $69.2 million.

A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of March 31, 2022, the potential aggregate repurchase obligation was approximately $177.6 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2022, the potential aggregate repurchase obligations are approximately $21.8 million.
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

Note 8. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company carries excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of March 31, 2022, the Company had an accrual of $74.9 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of March 31, 2022, the Company is party to two putative class actions pending against the Company in the United States. These class actions allege that the Company violated various California consumer protection laws related to rollover protection structure certification in California, Oregon, Nevada, and Texas. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
As of March 31, 2022 and December 31, 2021, the Company had the following open foreign currency contracts (in millions):

	March 31, 2022		December 31, 2021
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$26.7	$(0.3)	$20.3	$0.4
Canadian Dollar	149.8	(0.8)	121.1	0.6
Mexican Peso	81.9	5.4	87.9	1.1
Total	$258.4	$4.3	$229.3	$2.1
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
As of March 31, 2022 and December 31, 2021, the Company had the following open interest rate swap contracts (in millions):

		March 31, 2022		December 31, 2021
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
September 30, 2019	September 30, 2023	150.0	(1.8)	150.0	(5.8)
March 3, 2020	February 28, 2023	400.0	2.7	400.0	(2.0)
Total		$550.0	$0.9	$550.0	$(7.8)
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

The table below summarizes the carrying values of derivative instruments as of March 31, 2022 and December 31, 2021 (in millions):

	Carrying Values of Derivative Instruments as of March 31, 2022
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$5.6	$(1.3)	$4.3
Interest rate contracts	2.7	(1.8)	0.9
Total derivatives designated as hedging instruments	$8.3	$(3.1)	$5.2

	Carrying Values of Derivative Instruments as of December 31, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$2.4	$(0.3)	$2.1
Interest rate contracts	—	(7.8)	(7.8)
Total derivatives designated as hedging instruments	$2.4	$(8.1)	$(5.7)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses in the consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2022 was $8.3 million compared to $1.4 million for the same respective period in 2021.
See Note 6 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three month period ended March 31, 2022.

Note 10. Segment Reporting
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis, which is intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement. The comparative 2021 segment results were reclassified for comparability.
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has four operating segments: 1) Off-Road, 2) On-Road, 3) Marine, and 4) Aftermarket which are all reportable segments. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs.

Segment sales and gross profit data are summarized as follows (in millions):

	Three months ended March 31,
	2022	2021
Sales
Off-Road	$1,308.7	$1,278.3
On-Road	219.1	229.3
Marine	211.5	198.7
Aftermarket	217.5	229.8
Corporate	—	15.0
Total sales	$1,956.8	$1,951.1
Gross profit
Off-Road	$251.1	$337.5
On-Road	37.6	30.0
Marine	46.5	46.4
Aftermarket	54.6	61.3
Corporate	6.5	5.3
Total gross profit	$396.3	$480.5

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three month period ended March 31, 2022 compared to the three month period ended March 31, 2021. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial off-road vehicles; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), as well as aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2022 to the first quarter of 2021. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
The global spread of the novel coronavirus (COVID-19) ultimately heightened consumer demand across industries, while the impact of the pandemic as well as other disruptive events have impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of these factors has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
Throughout 2021 and through the first quarter of 2022, we have seen strong retail demand for our Powersports products and boats. Navigating difficulties associated with the global supply chain as we seek to satisfy retail demand has been challenging. Due to the dynamics of the COVID-19 pandemic, heightened demand, geopolitical events, and other natural disasters, our supply chain and manufacturing operations have experienced inefficiencies caused by production-limiting disruptions, including supplier labor shortages. These disruptions, and related costs from associated plant, production, and labor inefficiencies, are significant, widespread and impacting many manufacturers across various industries including Polaris. We expect supply chain-related headwinds and elevated commodity and logistics prices to continue throughout 2022. While we have made pricing changes to address the increase in these costs, manufacturing disruptions combined with the impact of these elevated commodity and logistics costs are expected to negatively affect the Company’s profitability. As a result of strong demand and supply chain disruptions, North American dealer inventory as of March 31, 2022 was down significantly compared to pre-pandemic levels as retail sales outpaced shipments. We expect that these factors will challenge our ability to replenish dealer inventory levels.

First quarter sales totaled $1,956.8 million, an increase of $5.7 million from last year’s first quarter sales of $1,951.1 million. Our first quarter sales to North American customers were approximately flat and our sales to customers outside of North America increased one percent. The increase in sales in the quarter was driven primarily by increased pricing and lower promotional costs, largely offset by lower shipments resulting from continued supply chain challenges.
Our gross profit of $396.3 million decreased 18 percent from $480.5 million in the comparable prior year first quarter. The decrease in gross profit was driven by higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing and lower promotional costs. We reported net income of $69.9 million, or $1.14 per diluted share, compared to 2021 first quarter net income of $134.1 million, or $2.11 per diluted share.
Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except percentages and share data)	2022	2021	Change 2022 vs. 2021
Sales	$1,956.8	$1,951.1	—%
Cost of sales	$1,560.5	$1,470.6	6%
Gross profit	$396.3	$480.5	(18)%
Percentage of sales	20.3%	24.6%	-438 bps
Operating expenses:
Selling and marketing	$143.2	$145.9	(2)%
Research and development	$82.8	$79.5	4%
General and administrative	$86.9	$87.1	—%
Total operating expenses	$312.9	$312.5	—%
Percentage of sales	16.0%	16.0%	-2 bps
Income from financial services	$11.4	$16.2	(30)%
Operating income	$94.8	$184.2	(49)%

Non-operating expense:
Interest expense	$11.8	$11.5	3%
Other (income) expense, net	$(3.1)	$(2.5)	24%
Income before income taxes	$86.1	$175.2	(51)%
Provision for income taxes	$16.2	$41.0	(60)%
Effective income tax rate	18.8%	23.4%	-456 bps

Net income	$69.9	$134.2	(48)%
Net income attributable to noncontrolling interest	$—	$(0.1)	NM
Net income attributable to Polaris Inc.	$69.9	$134.1	(48)%

Diluted net income per share attributable to Polaris Inc. shareholders	$1.14	$2.11	(46)%
Weighted average diluted shares outstanding	61.2	63.4	(3)%
NM = not meaningful

Sales:
Sales for the quarter were $1,956.8 million, a $5.7 million increase from $1,951.1 million of sales in the prior year first quarter, primarily driven by increased pricing and lower promotional costs, mostly offset by decreased shipments resulting from continued supply chain challenges.
The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2022
Volume	(13)%
Product mix and price	14
Currency	(1)
—%
Volume caused a 13 percent decrease to sales for the quarter, driven by lower ORV and Indian Motorcycle shipments, partially offset by higher snowmobile shipments. Product mix and price contributed a 14 percent increase for the quarter, primarily due to lower promotional spending and increased product pricing. Currency drove a one percent decrease in sales for the quarter.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2022	Percent of Total Sales	2021	Percent of Total Sales	Percent Change 2022 vs. 2021
United States	$1,514.1	77%	$1,528.9	78%	(1)%
Canada	152.5	8%	134.1	7%	14%
Other countries	290.2	15%	288.1	15%	1%
Total sales	$1,956.8	100%	$1,951.1	100%	—%

Sales in the United States decreased one percent during the quarter, driven by lower ORV and Indian Motorcycle shipments, mostly offset by higher snowmobile shipments, as well as higher PG&A sales. Sales in the United States represented 77 percent of total Company sales during the quarter.
Sales in Canada increased 14 percent during the quarter, primarily driven by increased snowmobile shipments. Currency rate movements had an immaterial impact on first quarter sales. Sales in Canada represented eight percent of total Company sales during the quarter.
Sales in other countries, primarily in Europe, increased one percent during the quarter, primarily driven by increased ORV shipments. Currency rate movements had an unfavorable impact of five percentage points on first quarter sales. Sales in other countries represented 15 percent of total Company sales during the quarter.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2022	Percent of Total Cost of Sales	2021	Percent of Total Cost of Sales	Percent Change 2022 vs. 2021
Purchased materials and services	$1,346.6	86%	$1,258.9	86%	7%
Labor and benefits	142.3	9%	137.8	9%	3%
Depreciation and amortization	44.5	3%	39.3	3%	13%
Warranty costs	27.1	2%	34.6	2%	(22)%
Total cost of sales	$1,560.5	100%	$1,470.6	100%	6%
Percentage of sales	79.7%		75.4%	+438 bps
Cost of sales increased during the quarter primarily due to higher labor, raw material, and logistics costs, partially offset by lower warranty costs.

 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, decreased primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing and lower promotional costs.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, was approximately flat compared to the prior year first quarter.
Income from Financial Services:
Income from financial services decreased 30 percent for the quarter, primarily due to lower retail credit income resulting from lower retail sales and lower penetration rates, as well as lower wholesale financing income from Polaris Acceptance driven by lower dealer inventory.
Interest Expense:
Interest expense increased slightly due to higher debt levels, partially offset by a lower blended interest rate during the quarter compared to the prior year quarter.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
Income tax expense was $16.2 million, or 18.8% of income before income taxes, for the quarter ended March 31, 2022 compared with income tax expense of $41.0 million, or 23.4% of income before income taxes, for the quarter ended March 31, 2021. The decrease in the effective income tax rate is primarily due to favorable income tax benefits from increases in various federal and state income tax credits, including research and development and investment tax credits, as well as the beneficial impact of favorable discrete adjustments on lower pretax earnings in the first quarter of 2022 as compared to the first quarter of 2021.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly period, weighted average diluted shares outstanding was down three percent compared to the comparable prior year period, primarily due to share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.64 per share on March 15, 2022 to holders of record at the close of business on March 1, 2022.

Segment Results of Operations
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis, which is intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement. The comparative 2021 segment results were reclassified for comparability.
The summary that follows provides a discussion of the results of operations of each of our four reportable segments, Off-Road, On-Road, Marine, and Aftermarket. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs.

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off-Road	$1,308.7	67%	$1,278.3	65%	2%
On-Road	219.1	11%	229.3	12%	(4)%
Marine	211.5	11%	198.7	10%	6%
Aftermarket	217.5	11%	229.8	12%	(5)%
Corporate	—	—%	15.0	1%	NM
Total sales	$1,956.8	100%	$1,951.1	100%	—%

	Three months ended March 31,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off-Road	$251.1	19.2%	$337.5	26.4%	(26)%
On-Road	37.6	17.2%	30.0	13.1%	25%
Marine	46.5	22.0%	46.4	23.4%	—%
Aftermarket	54.6	25.1%	61.3	26.7%	(11)%
Corporate	6.5		5.3
Total gross profit dollars	$396.3		$480.5		(18)%
Percentage of sales	20.3%		24.6%	-438 bps
Off-Road:
Off-Road sales, inclusive of PG&A sales, were $1,308.7 million for the quarter ended March 31, 2022, compared to $1,278.3 million in the prior year period. The increase of two percent for the quarter was driven by increased snowmobile sales, as a result of the delayed timing of shipments for the Company's pre-season snowmobile orders, as well as higher PG&A sales, partially offset by lower side-by-side and ATV shipments as a result of supply chain constraints and related component shortages. Off-Road sales to customers outside of North America increased six percent for the quarter, driven by increased snowmobile shipments. The average per unit sales price for the Off-Road segment increased approximately 13 percent for the quarter, driven by increased product pricing and lower promotional spending.
Additional information on our end markets:
•Polaris North America ATV unit retail sales down mid-thirties percent
•Polaris North America side-by-side unit retail sales down mid-twenties percent
•Total Polaris North America ORV unit retail sales down high-twenties percent
•Estimated North America industry ORV unit retail sales down high-teens percent
•Total Polaris North America ORV dealer inventories down approximately 10 percent
•Polaris North America snowmobile unit retail sales for the 2021-2022 season ended March 31, 2022 were down mid-teens percent
•Estimated North America industry snowmobile unit retail sales for the 2021-2022 season ended March 31, 2022 were down mid-single digits percent
•Total Polaris North America snowmobile dealer inventories up approximately five percent
Gross profit, as a percentage of sales, decreased during the quarter primarily due to higher input costs including logistics, components, and commodity prices, plant inefficiencies related to supply chain constraints, and unfavorable mix, partially offset by increased pricing and lower promotional costs.
On-Road:
On-Road sales, inclusive of PG&A sales, decreased four percent for the quarter. The decrease was primarily driven by decreased Indian Motorcycle shipments. On-Road sales to customers outside of North America decreased five percent for the quarter, primarily driven by decreased Indian Motorcycle shipments. The average per unit sales price for the On-Road segment increased approximately seven percent for the quarter, driven by lower promotional costs.
Additional information on our end markets:
•Indian Motorcycle North America unit retail sales down low-thirties percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down high-single digits percent
•Estimated Polaris North America motorcycle dealer inventories down approximately 60 percent
Gross profit, as a percentage of sales, increased during the quarter driven by favorable product mix and lower promotional costs, partially offset by increased input costs related to supply chain constraints.
Marine:
Marine sales increased six percent for the quarter primarily due to favorable mix and increased pricing, partially offset by lower shipments. The average per unit sales price for the Marine segment increased approximately 18 percent for the quarter, driven by higher pricing.
Additional information on our end markets:
•Polaris U.S pontoon unit retail sales down high-twenties percent
•Estimated U.S. industry pontoon unit retail sales down low-single digits percent
Gross profit, as a percentage of sales, decreased during the quarter primarily due to higher input costs related to supply chain constraints, partially offset by increased pricing.
Aftermarket:
Aftermarket sales, which includes Transamerican Auto Parts (TAP), along with our other aftermarket brands of Klim, Kolpin, ProArmor, Trail Tech and 509, decreased five percent for the quarter, driven by TAP. TAP sales decreased nine percent for the quarter, reflecting the impact of fewer new and used SUV and truck transactions which are catalysts for consumer upgrade activity. New and used vehicle sales have faced headwinds through the first quarter 2022 due to supply chain challenges driving low inventory and limited vehicle availability.
Gross profit, as a percentage of sales, decreased during the quarter, primarily due to lower sales volumes and higher input costs.

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
We believe that existing cash balances, cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases, and capital requirements for at least the next 12 months and for the foreseeable future thereafter.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2022	2021	Change
Total cash provided by (used for):
Operating activities	$(49.1)	$56.0	$(105.1)
Investing activities	(39.2)	(30.2)	(9.0)
Financing activities	(48.5)	(224.3)	175.8
Impact of currency exchange rates on cash balances	(0.3)	(4.3)	4.0
Decrease in cash, cash equivalents and restricted cash	$(137.1)	$(202.8)

Operating Activities:
The decrease in net cash provided by operating activities was primarily the result of lower net income and higher working capital additions due to increases in inventory driven by strong end-market demand and supply chain inefficiencies.
Beginning in 2022, the Tax Cuts and Jobs Act ("Act") eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This legislation is expected to decrease the Company's cash from operations beginning in 2022 and continue over the five year amortization period.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. An increase in property, equipment and tooling purchases resulted in more cash used for investing activities compared to the prior year quarter.
Financing Activities:
The decrease in net cash used for financing activities was primarily due to increased net borrowings under debt arrangements. We recorded $147.8 million of net borrowings for the three months ended March 31, 2022, compared to $15.9 million of net repayments for the comparable period in 2021. The change was also driven by lower share repurchases in the current year, partially offset by stock issuances under employee plans.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of March 31, 2022, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit agreement, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of March 31, 2022 there were borrowings of $160.0 million outstanding under the Revolving Loan Facility. Our credit agreement also includes a Term Loan Facility, on which $864.0 million was outstanding as of March 31, 2022. Interest is charged at rates based on LIBOR or “prime” for the credit facility. As of March 31, 2022, we had $832.5 million of availability on the Revolving Loan Facility.
On December 17, 2021, we amended the credit agreement to provide an incremental 364-day term loan (the “incremental term loan”) in the amount of $500 million. The incremental term loan, which was fully drawn on closing, is unsecured and matures on December 16, 2022. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million incremental term loan, we are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis.

On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of March 31, 2022.
As of March 31, 2022, we were in compliance with all debt covenants. Our debt to total capital ratio was 64 percent as of March 31, 2022. Additionally, as of March 31, 2022, we had letters of credit outstanding of $36.5 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of March 31, 2022, our Board of Directors has authorized us to repurchase up to an additional $681.7 million of our common stock. We repurchased a total of 1.5 million shares of our common stock for $172.3 million during the first three months of 2022, which had a favorable impact on diluted earnings per share of one cent.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of March 31, 2022, the potential aggregate repurchase obligations were approximately $268.6 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not currently hedge commodity prices. Based on our current outlook for commodity prices, which we expect to remain high, the total impact of commodities, including tariff costs, is expected to have a negative impact on our gross profit margins for full-year 2022 when compared to 2021.
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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of March 31, 2022:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$26.7	$0.73 to 1 AUD
Canadian Dollar	Long	149.8	$0.78 to 1 CAD
Mexican Peso	Short	81.9	21 Peso to $1
During the quarter ended March 31, 2022, after consideration of the existing foreign currency hedging contracts, foreign currencies had a slightly positive impact on net income compared to 2021. We expect currencies to have a negative impact on full-year net income in 2022 compared to 2021.
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
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. As of March 31, 2022, there was $160.0 million outstanding on the revolving loan, $864.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income in 2022 compared to 2021.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

Note Regarding Forward Looking Statements
This report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “should,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans or trends, objectives or goals, such as future sales, shipments, inventory levels, consumer demand, net income, net income per share, future cash flows and capital requirements, operational initiatives, pricing actions, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.

Potential risks and uncertainties include such factors as the severity and duration of the supply-chain related constraints currently impacting the Company; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet increasing demand and to bring dealer inventory levels back to optimal levels; COVID-19 pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations expansion and supply chain initiatives; the Company’s ability to successfully increase the pricing of its products to offset increasing input costs; consumer demand for the Company’s products (including its Model Year 2023 product offerings); product offerings, promotional activities and pricing strategies by competitors; economic conditions that impact consumer spending or consumer credit; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability claims; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment.
The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

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
As of the date hereof, we are also party to series of class actions—all brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California, Oregon, Nevada and Texas. The first case brought related to this matter—Guzman—was first reported in the Company’s 10-K Annual Report on Form 10-K for the period ended December 31, 2020. The second case—Hellman—was first reported in the Company’s 10-Q quarterly report for the period ended June 30, 2021. Additional similar class actions on behalf of certain plaintiffs dismissed from the Hellman case have been filed in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff)—based on substantially similar allegations as in the Hellman matter. Each of these cases are in varying stages of discovery or motion practice. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2021 Annual Report filed on Form 10-K. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2022	165,000	$111.10	165,000	$820,495,597
February 1 — 28, 2022	1,082,736	$119.58	1,082,736	$691,024,326
March 1 — 31, 2022	78,721	$118.32	78,721	$681,709,711
Total / Average	1,326,457	$118.45	1,326,457
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of March 31, 2022, the approximate value of shares that may yet to be purchased pursuant to the Program is $681.7 million. The Program does not have an expiration date.

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

10.a
Employment Offer Letter dated December 27, 2017 by and between the Company and Lucy Clark Dougherty, incorporated by reference to Exhibit 10.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.b
Severance Agreement dated January 29, 2018 entered into with Lucy Clark Dougherty, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on April 26, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2022 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 26, 2022	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2022	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)