Form 10-Q
period 2022-06-30
Polaris Inc.
filed 2022-07-26
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 19, 2022, 59,555,617 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2022

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$314.2	$502.3
Trade receivables, net	297.2	227.9
Inventories, net	1,908.0	1,510.7
Prepaid expenses and other	174.4	150.9
Income taxes receivable	3.8	4.0
Current assets held for sale	168.2	163.2
Total current assets	2,865.8	2,559.0
Property and equipment, net	939.6	927.7
Investment in finance affiliate	37.1	49.3
Deferred tax assets	241.1	162.9
Goodwill and other intangible assets, net	918.7	935.2
Operating lease assets	113.1	90.5
Other long-term assets	86.2	97.2
Long-term assets held for sale	37.3	226.0
Total assets	$5,238.9	$5,047.8
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$553.3	$553.3
Accounts payable	978.8	776.0
Accrued expenses	678.4	756.5
Current operating lease liabilities	24.2	19.4
Income taxes payable	11.2	17.1
Current liabilities held for sale	94.3	107.8
Total current liabilities	2,340.2	2,230.1
Long-term income taxes payable	14.0	13.3
Finance lease obligations	10.5	12.1
Long-term debt	1,453.0	1,235.3
Deferred tax liabilities	5.2	5.5
Long-term operating lease liabilities	89.1	71.3
Other long-term liabilities	173.7	176.6
Long-term liabilities held for sale	68.2	66.1
Total liabilities	$4,153.9	$3,810.3
Deferred compensation	$11.4	$11.2
Shareholders’ equity:
Preferred stock 0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock 0.01 par value per share, 160.0 shares authorized, 59.5 and 60.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,161.4	1,143.8
Retained earnings	3.1	157.3
Accumulated other comprehensive loss, net	(93.7)	(77.4)
Total shareholders’ equity	1,071.4	1,224.3
Noncontrolling interest	2.2	2.0
Total equity	1,073.6	1,226.3
Total liabilities and equity	$5,238.9	$5,047.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$2,062.8	$1,911.1	$3,844.3	$3,668.9
Cost of sales	1,588.4	1,413.7	3,017.0	2,739.7
Gross profit	474.4	497.4	827.3	929.2
Operating expenses:
Selling and marketing	115.5	121.2	227.1	236.4
Research and development	86.8	86.7	167.6	164.3
General and administrative	89.2	92.5	160.9	164.5
Total operating expenses	291.5	300.4	555.6	565.2
Income from financial services	10.2	13.7	21.6	29.9
Operating income	193.1	210.7	293.3	393.9
Non-operating expense:
Interest expense	14.9	10.7	26.7	22.3
Other (income) expense, net	(3.2)	(3.0)	(6.5)	(5.3)
Income from continuing operations before income taxes	181.4	203.0	273.1	376.9
Provision for income taxes	39.4	47.8	57.0	88.6
Net income from continuing operations	142.0	155.2	216.1	288.3
Income (loss) from discontinued operations, net of tax	(4.2)	3.3	(8.4)	4.4
Impairment of discontinued operations, net of tax	(142.2)	—	(142.2)	—
Net income (loss)	(4.4)	158.5	65.5	292.7
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.2)
Net income (loss) attributable to Polaris Inc.	$(4.6)	$158.4	$65.3	$292.5

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$142.0	$155.2	$216.1	$288.3
Less net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.2)
Net income from continuing operations attributable to Polaris Inc. common shareholders	141.8	155.1	215.9	288.1
Net income (loss) from discontinued operations attributable to Polaris Inc. common shareholders	(146.4)	3.3	(150.6)	4.4
Net income (loss) attributable to Polaris Inc.	$(4.6)	$158.4	$65.3	$292.5

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$2.37	$2.53	$3.59	$4.67
Discontinued operations	$(2.45)	$0.05	$(2.50)	$0.08
Basic	$(0.08)	$2.58	$1.09	$4.75
Diluted
Continuing operations	$2.34	$2.47	$3.55	$4.56
Discontinued operations	$(2.42)	$0.05	$(2.48)	$0.07
Diluted	$(0.08)	$2.52	$1.07	$4.63
Weighted average shares outstanding:
Basic	59.9	61.3	60.1	61.6
Diluted	60.5	62.8	60.9	63.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(4.4)	$158.5	$65.5	$292.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(30.1)	7.1	(30.9)	(8.5)
Unrealized gain on derivative instruments	6.1	1.8	14.4	3.2
Retirement plan and other activity	0.1	0.1	0.2	0.2
Comprehensive income (loss)	(28.3)	167.5	49.2	287.6
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.2)
Comprehensive income (loss) attributable to Polaris Inc.	$(28.5)	$167.4	$49.0	$287.4
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2022	59.5	$0.6	$1,142.8	$45.0	$(69.8)	$2.0	$1,120.6
Employee stock compensation	—	—	15.5	—	—	—	15.5
Deferred compensation	—	—	(0.8)	0.8	—	—	—
Proceeds from stock issuances under employee plans	—	—	3.9	—	—	—	3.9
Cash dividends declared (1)	—	—	—	(38.1)	—	—	(38.1)
Net income (loss)	—	—	—	(4.6)	—	0.2	(4.4)
Other comprehensive loss	—	—	—	—	(23.9)	—	(23.9)
Balance, June 30, 2022	59.5	0.6	1,161.4	3.1	(93.7)	2.2	1,073.6

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2021	61.2	$0.6	$1,082.5	$48.8	$(72.5)	$1.6	$1,061.0
Employee stock compensation	—	—	20.8	—	—	—	20.8
Deferred compensation	—	—	3.4	2.6	—	—	6.0
Proceeds from stock issuances under employee plans	0.2	—	16.8	—	—	—	16.8
Cash dividends declared (1)	—	—	—	(38.4)	—	—	(38.4)
Repurchase and retirement of common shares	(0.8)	—	(13.5)	(97.9)	—	—	(111.4)
Net income	—	—	—	158.4	—	0.1	158.5
Other comprehensive income	—	—	—	—	9.0	—	9.0
Balance, June 30, 2021	60.6	0.6	1,110.0	73.5	(63.5)	1.7	1,122.3
(1) Polaris Inc. declared a $0.64 dividend per share for the three month period ended June 30, 2022 and a $0.63 dividend per share for the three month period ended June 30, 2021.

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.4	—	28.8	—	—	—	28.8
Deferred compensation	—	—	(1.5)	1.3	—	—	(0.2)
Proceeds from stock issuances under employee plans	0.2	—	17.8	—	—	—	17.8
Cash dividends declared (2)	—	—	—	(76.0)	—	—	(76.0)
Repurchase and retirement of common shares	(1.5)	—	(27.5)	(144.8)	—	—	(172.3)
Net income	—	—	—	65.3	—	0.2	65.5
Other comprehensive loss	—	—	—	—	(16.3)	—	(16.3)
Balance, June 30, 2022	59.5	0.6	1,161.4	3.1	(93.7)	2.2	1,073.6

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.3	—	29.7	—	—	—	29.7
Deferred compensation	—	—	2.9	(2.5)	—	—	0.4
Proceeds from stock issuances under employee plans	1.7	—	146.1	—	—	—	146.1
Cash dividends declared (2)	—	—	—	(77.0)	—	—	(77.0)
Repurchase and retirement of common shares	(3.3)	—	(52.6)	(357.9)	—	—	(410.5)
Net income	—	—	—	292.5	—	0.2	292.7
Contributions	—	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	—	(5.1)	—	(5.1)
Balance, June 30, 2021	60.6	0.6	1,110.0	73.5	(63.5)	1.7	1,122.3
(2) Polaris Inc. declared a $1.28 dividend per share for the six month period ended June 30, 2022 and a $1.26 dividend per share for the six month period ended June 30, 2021.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six months ended June 30,
	2022	2021
Operating Activities:
Net income	$65.5	$292.7
(Income) loss from discontinued operations, net of tax	8.4	(4.4)
Impairment of discontinued operations, net of tax	142.2	—
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	113.7	107.6
Noncash compensation	28.8	25.2
Noncash income from financial services	(4.5)	(4.3)
Deferred income taxes	(33.0)	18.4
Other, net	(0.4)	—
Changes in operating assets and liabilities:
Trade receivables	(79.0)	34.0
Inventories	(409.2)	(347.8)
Accounts payable	208.0	119.7
Accrued expenses	(77.8)	(108.2)
Income taxes payable/receivable	(1.5)	18.1
Prepaid expenses and others, net	(1.1)	3.8
Net cash provided by (used for) operating activities of continuing operations	(39.9)	154.8
Net cash provided by (used for) operating activities of discontinued operations	(17.1)	40.8
Net cash provided by (used for) operating activities	(57.0)	195.6
Investing Activities:
Purchase of property and equipment	(119.4)	(109.1)
Investment in finance affiliate, net	16.7	34.3
Net cash used for investing activities of continuing operations	(102.7)	(74.8)
Net cash used for investing activities of discontinued operations	(5.2)	(5.3)
Net cash used for investing activities	(107.9)	(80.1)
Financing Activities:
Borrowings under debt arrangements	1,116.0	499.9
Repayments under debt arrangements	(898.5)	(619.0)
Repurchase and retirement of common shares	(172.3)	(410.5)
Cash dividends to shareholders	(76.0)	(77.0)
Proceeds from stock issuances under employee plans	17.8	146.1
Net cash used for financing activities	(13.0)	(460.5)
Impact of currency exchange rates on cash balances	(11.6)	(1.9)
Net decrease in cash, cash equivalents and restricted cash	(189.5)	(346.9)
Cash, cash equivalents and restricted cash at beginning of period	529.1	657.5
Cash, cash equivalents and restricted cash at end of period	$339.6	$310.6
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$25.2	$21.4
Income taxes paid	$96.4	$53.2
Leased assets obtained for operating lease liabilities	$42.1	$14.9
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$314.2	$278.0
Current assets held for sale	9.5	10.8
Other long-term assets	15.9	21.8
Total	$339.6	$310.6
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Reclassifications. Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. The reclassifications had no impact on the consolidated balance sheets, statements of income (loss), comprehensive income (loss), equity, or cash flows, as previously reported. See further information in Note 12.
On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business. The operating results of the TAP business are reported in Income (loss) from discontinued operations, net of tax, in the Consolidated statements of income (loss) for all periods presented. In addition, the related assets and liabilities are reported as assets and liabilities held for sale in the consolidated balance sheets. All amounts and disclosures included in the Notes to consolidated financial statements reflect only the Company's continuing operations unless otherwise noted. See further information in Note 4.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2022
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$45.4	$45.4	$—	$—
Foreign exchange contracts, net	8.2	—	8.2	—
Interest rate contracts, net	5.4	—	5.4	—
Total assets at fair value	$59.0	$45.4	$13.6	$—
Non-qualified deferred compensation liabilities	$(45.4)	$(45.4)	$—	$—
Total liabilities at fair value	$(45.4)	$(45.4)	$—	$—

	Fair Value Measurements as of December 31, 2021
Asset (Liability)	Total	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$52.4	$52.4	$—	$—
Foreign exchange contracts, net	2.1	—	2.1	—
Total assets at fair value	$54.5	$52.4	$2.1	$—
Non-qualified deferred compensation liabilities	$(52.4)	$(52.4)	$—	$—
Interest rate contracts, net	(7.8)	—	(7.8)	—
Total liabilities at fair value	$(60.2)	$(52.4)	$(7.8)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $2,047.4 million and $1,870.0 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $2,016.8 million and $1,800.7 million as of June 30, 2022 and December 31, 2021, respectively.
Property and equipment. Depreciation expense was $52.3 million and $45.6 million for the three months ended June 30, 2022 and 2021, respectively, and $103.9 million and $92.4 million for the six months ended June 30, 2022 and 2021, respectively. Substantially all of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$126.1	$137.7	$132.9	$138.6
Additions charged to expense	33.6	35.8	60.7	70.4
Warranty claims paid, net	(31.0)	(33.5)	(64.9)	(69.0)
Balance at end of period	$128.7	$140.0	$128.7	$140.0
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
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Supplemental Balance Sheet Information

In millions	June 30, 2022	December 31, 2021
Inventories
Raw materials and purchased components	$937.1	$720.2
Service parts, garments and accessories	366.9	276.4
Finished goods	682.8	588.2
Less: reserves	(78.8)	(74.1)
Inventories, net	$1,908.0	$1,510.7
Property and equipment
Land, buildings and improvements	$512.4	$501.1
Equipment and tooling	1,688.4	1,598.3
	2,200.8	2,099.4
Less: accumulated depreciation	(1,261.2)	(1,171.7)
Property and equipment, net	$939.6	$927.7
Accrued expenses
Compensation	$146.8	$205.9
Warranties	128.7	132.9
Sales promotions and incentives	84.6	96.9
Dealer holdback	102.7	98.9
Other accrued expenses	215.6	221.9
Accrued expenses	$678.4	$756.5

Note 3. Revenue Recognition
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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended June 30, 2022
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$1,181.4	$230.4	$273.0	$—	$1,684.8
PG&A	309.0	69.0	—	—	378.0
Total revenue	$1,490.4	$299.4	$273.0	$—	$2,062.8

Revenue by geography
United States	$1,183.4	$153.3	$264.8	$—	$1,601.5
Canada	125.3	13.3	8.1	—	146.7
EMEA	108.1	112.3	0.1	—	220.5
APLA	73.6	20.5	—	—	94.1
Total revenue	$1,490.4	$299.4	$273.0	$—	$2,062.8

	Three months ended June 30, 2021
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$1,078.8	$242.7	$197.6	$14.7	$1,533.8
PG&A	318.7	55.6	—	3.0	377.3
Total revenue	$1,397.5	$298.3	$197.6	$17.7	$1,911.1

Revenue by geography
United States	$1,104.9	$145.7	$191.2	$16.6	$1,458.4
Canada	124.2	11.1	6.2	0.2	141.7
EMEA	97.2	114.2	0.2	0.2	211.8
APLA	71.2	27.3	—	0.7	99.2
Total revenue	$1,397.5	$298.3	$197.6	$17.7	$1,911.1

	Six months ended June 30, 2022
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$2,181.9	$410.9	$484.5	$—	$3,077.3
PG&A	650.6	116.4	—	—	767.0
Total revenue	$2,832.5	$527.3	$484.5	$—	$3,844.3

Revenue by geography
United States	$2,216.8	$257.5	$471.9	$—	$2,946.2
Canada	261.6	19.2	12.5	—	293.3
EMEA	230.8	211.9	0.1	—	442.8
APLA	123.3	38.7	—	—	162.0
Total revenue	$2,832.5	$527.3	$484.5	$—	$3,844.3

	Six months ended June 30, 2021
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$2,070.9	$439.6	$396.3	$26.2	$2,933.0
PG&A	628.4	101.0	—	6.5	735.9
Total revenue	$2,699.3	$540.6	$396.3	$32.7	$3,668.9

Revenue by geography
United States	$2,129.3	$256.5	$384.6	$30.9	$2,801.3
Canada	238.5	18.3	11.5	0.2	268.5
EMEA	209.7	220.1	0.2	0.4	430.4
APLA	121.8	45.7	—	1.2	168.7
Total revenue	$2,699.3	$540.6	$396.3	$32.7	$3,668.9

For the majority of wholegood vehicles, boats, and Parts, Garments, and Accessories (“PG&A”), the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers. Payment terms vary by customer and most of the Company’s sales are financed by the customer under floorplan financing arrangements whereby the Company receives payment within a few days of shipment of the product.
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
The Company expects to recognize approximately $36.4 million of the unearned amount over the next 12 months and $77.2 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$114.9	$98.6	$108.3	$89.1
New contracts sold	12.3	14.9	27.8	32.6
Less: reductions for revenue recognized	(13.6)	(8.0)	(22.5)	(16.2)
Balance at end of period (1)	$113.6	$105.5	$113.6	$105.5
(1) The unamortized ESC premiums recorded in other current liabilities totaled $36.4 million and $33.8 million as of June 30, 2022 and 2021, respectively, while the amount recorded in other long-term liabilities totaled $77.2 million and $71.7 million as of June 30, 2022 and 2021, respectively.

Note 4. Divestitures and Discontinued Operations
2021 Divestitures.
In an effort to more strategically allocate the Company’s resources, the Company sold its Global Electric Motorcar (“GEM”) and Taylor-Dunn businesses on December 31, 2021. The sale resulted in a loss of $36.8 million. The 2021 financial results of these businesses are reflected in the Corporate segment.
2022 Divestitures.
In June 2022, the Company entered into a definitive agreement to sell Transamerican Auto Parts (“TAP”), an aftermarket parts business. TAP is a vertically integrated manufacturer, distributor, retailer, and installer of off-road Jeep and truck parts and accessories. The transaction includes TAP’s full portfolio of operations, including all brands, product lines, manufacturing operations, distribution facilities, more than 100 4 Wheel Parts retail locations, and more than 1,700 TAP employees.
The results of TAP have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. As a result, an impairment of $187.8 million was recorded to adjust TAP’s assets and liabilities to fair value less costs to sell. The impairment resulted in a $45.6 million income tax benefit (deferred tax asset). As of June 30, 2022, the fair value of the assets and liabilities held for sale were measured based on a purchase offer, which is considered a Level 3 input in the fair value hierarchy.
TAP was historically included within the Company’s Aftermarket segment; however, as a result of the planned divestiture the Company began management of its portfolio of businesses under a new basis as of June 30, 2022. The Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off-Road and On-Road segments. The comparative 2021 segment results were reclassified for comparability.
The sale was completed on July 1, 2022 for a sales price of $50.0 million, subject to customary post-closing purchase price adjustments.

Results of discontinued operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$173.9	$206.2	$349.3	$399.4
Cost of sales	131.0	152.2	262.9	296.7
Other costs and expenses	48.5	49.9	97.5	97.4
Income (loss) from discontinued operations before income taxes	(5.6)	4.1	(11.1)	5.3
Income tax expense (benefit)	(1.4)	0.8	(2.7)	0.9
Income (loss) from discontinued operations, net of tax	(4.2)	3.3	(8.4)	4.4

Impairment of discontinued operations	187.8	—	187.8	—
Provision for income taxes	(45.6)	—	(45.6)	—
Impairment of discontinued operations, net of tax	142.2	—	142.2	—

Net income (loss) from discontinued operations	$(146.4)	$3.3	$(150.6)	$4.4
The carrying amounts of major classes of assets and liabilities of discontinued operations were as follows (in millions):

	June 30, 2022	December 31, 2021
Cash	$9.5	$6.9
Trade receivables	7.8	12.6
Inventories, net	141.5	134.1
Other current assets	9.4	9.6
Current assets held for sale	$168.2	$163.2

Property and equipment, net	$47.1	$47.7
Intangible assets, net	98.5	102.3
Operating lease assets	77.8	74.8
Other long-term assets	1.7	1.2
Valuation allowance on disposal group classified as discontinued operations	$(187.8)	$—
Long-term assets held for sale	$37.3	$226.0

Accounts payable	$16.4	$21.5
Accrued expenses and other current liabilities	57.2	66.5
Current operating lease liabilities	20.7	19.8
Current liabilities held for sale	$94.3	$107.8

Long-term operating lease liabilities	$59.3	$57.2
Other long-term liabilities	8.9	8.9
Long-term liabilities held for sale	$68.2	$66.1

Note 5. Share-Based Compensation
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Option awards	$2.1	$2.3	$7.2	$5.3
Other share-based awards	10.3	11.5	15.8	18.1
Total share-based compensation before tax	12.4	13.8	23.0	23.4
Tax benefit	2.9	3.3	5.5	5.6
Total share-based compensation expense included in net income (loss)	$9.5	$10.5	$17.5	$17.8
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of June 30, 2022, there was $72.9 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation expense was approximately $8.9 million related to stock options and $64.0 million related to restricted stock.

Note 6. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of June 30, 2022	Maturity	June 30, 2022	December 31, 2021
Revolving loan facility	2.79%	June 2026	$242.0	$—
Term loan facility	2.31%	June 2026	852.0	876.0
Incremental term loan	2.06%	December 2022	500.0	500.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.18%	Various through 2029	11.9	13.5
Notes payable and other	4.25%	Various through 2030	67.1	68.3
Debt issuance costs			(6.2)	(7.1)
Total debt, finance lease obligations, and notes payable			$2,016.8	$1,800.7
Less: current maturities			553.3	553.3
Total long-term debt, finance lease obligations, and notes payable			$1,463.5	$1,247.4
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $852 million was outstanding as of June 30, 2022. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion and extend the maturity date to June 2026. Interest is charged at rates based on a LIBOR or “prime” base rate.
On December 17, 2021, the Company amended the Term Loan Facility to provide an incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500.0 million. The incremental term loan, which was fully drawn on closing, is unsecured and matures on December 16, 2022. There are no required principal payments prior to the maturity date. In addition to the payment of the $500.0 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the

Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of June 30, 2022.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income (loss) over the expected remaining terms of the related debt.
As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of June 30, 2022. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of June 30, 2022 and December 31, 2021 are as follows (in millions):

	June 30, 2022	December 31, 2021
Goodwill	$385.5	$391.3
Other intangible assets, net	533.2	543.9
Total goodwill and other intangible assets, net	$918.7	$935.2
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2022 and 2021 are as follows (in millions):

	Off-Road	On-Road	Marine	Total
Goodwill	172.5	72.8	227.1	$472.4
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3

Currency translation effect on foreign goodwill balances	(0.5)	(5.3)	—	(5.8)

Goodwill	172.0	67.5	227.1	466.6
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of June 30, 2022	$111.2	$47.2	$227.1	$385.5

	Off-Road	On-Road	Marine	Total
Goodwill	172.4	78.9	227.1	$478.4
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of December 31, 2020	$111.6	$58.6	$227.1	$397.3

Currency translation effect on foreign goodwill balances	0.2	(2.4)	—	(2.2)

Goodwill	172.6	76.5	227.1	476.2
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of June 30, 2021	$111.8	$56.2	$227.1	$395.1

The accumulated goodwill impairment losses recorded relate to the Company’s $270.3 million goodwill impairment of its Aftermarket segment in 2020. As part of the Company’s segment reorganization in the second quarter of 2022, the Aftermarket segment was eliminated and historical goodwill impairments were allocated to existing segments on a relative fair value basis.
The components of other intangible assets were as follows ($ in millions):

	Weighted-average useful life (years)	June 30, 2022	December 31, 2021
Non-amortizable—indefinite lived:
Brand/trade names		$262.5	$263.5
Amortizable:
Non-compete agreements	4	2.6	2.6
Dealer/customer related	19	344.3	349.7
Developed technology	7	0.7	2.9
Total amortizable	19	347.6	355.2
Less: Accumulated amortization		(76.9)	(74.8)
Net amortized other intangible assets		270.7	280.4
Total other intangible assets, net		$533.2	$543.9
Amortization expense for intangible assets was $4.8 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively, and $9.8 million and $11.4 million for the six months ended June 30, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 through 2027 is as follows: 2022 (remainder), $9.0 million; 2023, $17.7 million; 2024, $17.7 million; 2025, $17.7 million; 2026, $17.7 million; 2027, $17.7 million; and after 2027, $173.2 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 8. Shareholders’ Equity
During the six months ended June 30, 2022, the Company paid $172.3 million to repurchase approximately 1.5 million shares of its common stock. As of June 30, 2022, the Board of Directors has authorized the Company to repurchase up to an additional $681.7 million of the Company’s common stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.64 per share on June 15, 2022 to holders of record at the close of business on June 1, 2022. Cash dividends declared and paid per common share for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash dividends declared and paid per common share	$0.64	$0.63	$1.28	$1.26

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	59.5	61.0	59.7	61.3
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.2	0.1	0.2	0.1
Common shares outstanding—basic	59.9	61.3	60.1	61.6
Dilutive effect of restricted stock units	0.3	0.7	0.4	0.7
Dilutive effect of stock option awards	0.3	0.8	0.4	0.8
Common and potential common shares outstanding—diluted	60.5	62.8	60.9	63.1
During the three and six months ended June 30, 2022, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive were 1.6 million, compared to 0.6 million and 0.8 million for the same periods in 2021, respectively.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(69.5)	$(4.4)	$(3.5)	$(77.4)
Reclassification to the statement of income	—	—	0.2	0.2
Change in fair value	(30.9)	14.4	—	(16.5)
Balance as of June 30, 2022	$(100.4)	$10.0	$(3.3)	$(93.7)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments and retirement plan activity for the three and six months ended June 30, 2022 and 2021 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021
Foreign currency contracts	Other (income) expense, net	$0.4	$(0.5)	$1.3	$(1.2)
Foreign currency contracts	Cost of sales	1.4	0.2	1.7	0.8
Interest rate contracts	Interest expense	(1.1)	(2.1)	(3.0)	(4.1)
Retirement plan activity	Operating expenses	(0.1)	(0.1)	(0.2)	(0.2)
Total		$0.6	$(2.5)	$(0.2)	$(4.7)
The net amount of the existing gains or losses as of June 30, 2022 that is expected to be reclassified into the statements of income (loss) within the next 12 months is not expected to be material. See Note 11 for further information regarding derivative activities.

Note 9. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of snowmobiles, off-

road vehicles (“ORV”), motorcycles, and related PG&A, whereby the Company receives payment within a few days of shipment of the product.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance sells a portion of its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under Accounting Standards Codification (“ASC”) Topic 860. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income (loss). The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance of $37.1 million as of June 30, 2022 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of June 30, 2022, the outstanding amount of net receivables financed for dealers under this arrangement was $601.8 million, which included $478.3 million in the Polaris Acceptance portfolio and $123.5 million of receivables within the Securitization Facility (“Securitized Receivables”).
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2022, the potential 15 percent aggregate repurchase obligation is approximately $69.2 million.
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of June 30, 2022, the potential aggregate repurchase obligation was approximately $140.6 million.
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
The Company has agreements with third-party financing companies to provide financing options to end consumers of the Company’s products. The Company has no material contingent liabilities for residual value or credit collection risk under these agreements. The Company’s income generated from these agreements has been included as a component of income from financial services in the consolidated statements of income (loss).

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. In 2012, the Company began purchasing excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of June 30, 2022, the Company had an accrual of $101.6 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of June 30, 2022, the Company is party to putative class actions pending against the Company in the United States which are described in more detail in Item 1 – Legal Proceedings. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
As of June 30, 2022 and December 31, 2021, the Company had the following open foreign currency contracts (in millions):

	June 30, 2022		December 31, 2021
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$14.1	$0.6	$20.3	$0.4
Canadian Dollar	158.6	2.5	121.1	0.6
Mexican Peso	84.7	5.1	87.9	1.1
Total	$257.4	$8.2	$229.3	$2.1
These contracts, with maturities through December 2023, met the criteria for cash flow hedges, and are recorded in other current assets or other current liabilities in the consolidated balance sheet. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on the one-month LIBOR.
As of June 30, 2022 and December 31, 2021, the Company had the following open interest rate swap contracts (in millions):

		June 30, 2022		December 31, 2021
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
September 30, 2019	September 30, 2023	150.0	0.3	150.0	(5.8)
March 3, 2020	February 28, 2023	400.0	5.1	400.0	(2.0)
Total		$550.0	$5.4	$550.0	$(7.8)
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

The table below summarizes the carrying values of derivative instruments as of June 30, 2022 and December 31, 2021 (in millions):

	Carrying Values of Derivative Instruments as of June 30, 2022
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$8.2	$—	$8.2
Interest rate contracts	5.4	—	5.4
Total derivatives designated as hedging instruments	$13.6	$—	$13.6

	Carrying Values of Derivative Instruments as of December 31, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$2.4	$(0.3)	$2.1
Interest rate contracts	—	(7.8)	(7.8)
Total derivatives designated as hedging instruments	$2.4	$(8.1)	$(5.7)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses in the consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2022 were $6.1 million and $14.4 million, respectively, compared to $1.8 million and $3.2 million for the same periods in 2021, respectively.
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and six month period ended June 30, 2022.

Note 12. Segment Reporting
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis, which was intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement. As a result, the Company eliminated its Global Adjacent Markets reporting segment.
On June 30, 2022, the Company again began management of its portfolio of businesses under a new basis as a result of the planned divestiture of TAP. As such, the Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off-Road and On-Road segments. The comparative 2021 segment results were reclassified for comparability.
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has three operating segments: 1) Off-Road, 2) On-Road, and 3) Marine which are all reportable segments. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs. Businesses that are presented as discontinued operations are excluded from the table below.

Segment sales and gross profit data are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales
Off-Road	$1,490.4	$1,397.5	$2,832.5	$2,699.3
On-Road	299.4	298.3	527.3	540.6
Marine	273.0	197.6	484.5	396.3
Corporate	—	17.7	—	32.7
Total sales	$2,062.8	$1,911.1	$3,844.3	$3,668.9
Gross profit
Off-Road	$354.2	$382.2	$612.9	$727.1
On-Road	53.4	55.3	94.6	90.5
Marine	66.6	47.4	113.1	93.8
Corporate	0.2	12.5	6.7	17.8
Total gross profit	$474.4	$497.4	$827.3	$929.2

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and six month period ended June 30, 2022 compared to the three and six month period ended June 30, 2021. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial off-road vehicles; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2022 to the second quarter of 2021 and all “year-to-date” comparisons are from the six month period ended June 30, 2022 to the six month period ended June 30, 2021. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
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
Throughout 2021 and through the first half of 2022, we have seen strong retail demand for our Powersports products and boats. Navigating difficulties associated with the global supply chain as we seek to satisfy retail demand has been challenging. Due to the dynamics of the COVID-19 pandemic, heightened demand, natural disasters, and geopolitical events, including the conflict between Russia and Ukraine and related sanctions, our supply chain and manufacturing operations have experienced inefficiencies caused by production-limiting disruptions, including supplier labor shortages. These disruptions, and related costs from associated plant, production, and labor inefficiencies, are significant, widespread and impacting many manufacturers across various industries including Polaris. We expect supply chain-related headwinds and elevated commodity costs to continue with some modest easing throughout the remainder of 2022. While we have made pricing changes to address the increase in these costs, manufacturing disruptions combined with the impact of these elevated commodity and logistics costs are expected to negatively affect the Company’s profitability. As a result of strong demand and supply chain disruptions, North American dealer inventory as of June 30, 2022 was down significantly compared to pre-pandemic levels as retail sales outpaced shipments. We expect that these factors will challenge our ability to replenish dealer inventory levels.

Second quarter sales totaled $2,062.8 million, an increase of eight percent from last year’s second quarter sales of $1,911.1 million. Our second quarter sales to customers in North America increased nine percent and our sales to customers outside of North America increased one percent. The increase in sales in the quarter was driven primarily by increased pricing and favorable mix, partially offset by lower shipments resulting from continued supply chain challenges.
Our gross profit of $474.4 million decreased five percent from $497.4 million in the comparable prior year second quarter. The decrease in gross profit was driven by higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing. We reported net income from continuing operations attributable to Polaris of $141.8 million, or $2.34 per diluted share, compared to 2021 second quarter net income from continuing operations attributable to Polaris of $155.1 million, or $2.47 per diluted share.
During the second quarter, we entered into a material definitive agreement to sell Transamerican Auto Parts (“TAP”), an aftermarket parts business. The results of TAP have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. As a result, an impairment of $187.8 million was recorded to adjust TAP’s assets and liabilities to fair value. The impairment resulted in a $45.6 million income tax benefit. The sale was completed on July 1, 2022 for a sales price of $50.0 million, subject to customary post-closing purchase price adjustments.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
($ in millions except percentages and share data)	2022	2021	Change 2022 vs. 2021	2022	2021	Change 2022 vs. 2021
Sales	$2,062.8	$1,911.1	8%	$3,844.3	$3,668.9	5%
Cost of sales	$1,588.4	$1,413.7	12%	$3,017.0	$2,739.7	10%
Gross profit	$474.4	$497.4	(5)%	$827.3	$929.2	(11)%
Percentage of sales	23.0%	26.0%	-303 bps	21.5%	25.3%	-381 bps
Operating expenses:
Selling and marketing	$115.5	$121.2	(5)%	$227.1	$236.4	(4)%
Research and development	$86.8	$86.7	—%	$167.6	$164.3	2%
General and administrative	$89.2	$92.5	(4)%	$160.9	$164.5	(2)%
Total operating expenses	$291.5	$300.4	(3)%	$555.6	$565.2	(2)%
Percentage of sales	14.1%	15.7%	-159 bps	14.5%	15.4%	-95 bps
Income from financial services	$10.2	$13.7	(26)%	$21.6	$29.9	(28)%
Operating income	$193.1	$210.7	(8)%	$293.3	$393.9	(26)%

Non-operating expense:
Interest expense	$14.9	$10.7	39%	$26.7	$22.3	20%
Other (income) expense, net	$(3.2)	$(3.0)	7%	$(6.5)	$(5.3)	23%
Income from continuing operations before income taxes	$181.4	$203.0	(11)%	$273.1	$376.9	(28)%
Provision for income taxes	$39.4	$47.8	(18)%	$57.0	$88.6	(36)%
Effective income tax rate	21.7%	23.5%	-182 bps	20.9%	23.5%	-265 bps

Net income from continuing operations	$142.0	$155.2	(9)%	$216.1	$288.3	(25)%
Net income attributable to noncontrolling interest	$(0.2)	$(0.1)	NM	$(0.2)	$(0.2)	—%
Net income from continuing operations attributable to Polaris Inc. shareholders	$141.8	$155.1	(9)%	$215.9	$288.1	(25)%

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$2.34	$2.47	(5)%	$3.55	$4.56	(22)%
Weighted average diluted shares outstanding	60.5	62.8	(4)%	60.9	63.1	(3)%
NM = not meaningful
Sales:
Sales for the quarter were $2,062.8 million, an eight percent increase from $1,911.1 million of sales in the prior year, and year-to-date sales were $3,844.3 million, a five percent increase from $3,668.9 million of sales in the prior year. The growth for both periods was primarily driven by increased pricing and favorable mix, partially offset by lower shipments resulting from continued supply chain challenges.

The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Volume	(6)%	(8)%
Product mix and price	16	14
Currency	(2)	(1)
	8%	5%
Volume caused a six percent and eight percent decrease to sales for the quarter and year-to-date periods, respectively, driven by lower ORV and Indian Motorcycle shipments. Product mix and price contributed a 16 percent and 14 percent increase for the quarter and year-to-date periods, respectively, primarily due to increased product pricing. Currency drove a two percent decrease in sales for the quarter and a one percent decrease in sales for the year-to-date period.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2022	Percent of Total Sales	2021	Percent of Total Sales	Percent Change 2022 vs. 2021	2022	Percent of Total Sales	2021	Percent of Total Sales	Percent Change 2022 vs. 2021
United States	$1,601.5	78%	$1,458.4	76%	10%	$2,946.2	77%	$2,801.3	76%	5%
Canada	146.7	7%	141.7	8%	4%	293.3	7%	268.5	8%	9%
Other countries	314.6	15%	311.0	16%	1%	604.8	16%	599.1	16%	1%
Total sales	$2,062.8	100%	$1,911.1	100%	8%	$3,844.3	100%	$3,668.9	100%	5%

Sales in the United States increased 10 percent during the quarter and five percent for the year-to-date period, driven by increased pricing and favorable mix, partially offset by lower shipments resulting from continued supply chain challenges.
Sales in Canada increased four and nine percent for the quarter and year-to-date periods, respectively, driven by increased pricing. Currency rate movements had an unfavorable impact of four and two percentage points on quarter and year-to-date sales, respectively.
Sales in other countries, primarily in Europe, increased one percent during the quarter and year-to-date periods, primarily driven by increased pricing. Currency rate movements had an unfavorable impact of nine and seven percentage points on quarter and year-to-date sales, respectively.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2022	Percent of Total Cost of Sales	2021	Percent of Total Cost of Sales	Percent Change 2022 vs. 2021	2022	Percent of Total Cost of Sales	2021	Percent of Total Cost of Sales	Percent Change 2022 vs. 2021
Purchased materials and services	$1,348.1	85%	$1,192.0	84%	13%	$2,563.2	85%	$2,306.9	84%	11%
Labor and benefits	162.0	10%	147.4	10%	10%	304.3	10%	285.2	10%	7%
Depreciation and amortization	44.7	3%	38.5	3%	16%	88.8	3%	77.2	3%	15%
Warranty costs	33.6	2%	35.8	3%	(6)%	60.7	2%	70.4	3%	(14)%
Total cost of sales	$1,588.4	100%	$1,413.7	100%	12%	$3,017.0	100%	$2,739.7	100%	10%
Percentage of sales	77.0%		74.0%	+303 bps		78.5%		74.7%	+381 bps
Cost of sales, as a percentage of sales, increased during the quarter and year-to-date periods primarily due to unfavorable mix and higher labor, raw material, and logistics costs.

 Gross Profit:
Consolidated gross profit for the quarter and year-to-date periods, as a percentage of sales, decreased primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, decreased for the quarter and year-to-date periods due to lower selling and marketing expenses.
Income from Financial Services:
Income from financial services decreased 26 percent for the quarter and 28 percent for the year-to-date period, primarily due to lower retail credit income resulting from lower retail sales and lower penetration rates.
Interest Expense:
Interest expense increased for the quarter and year-to-date periods due to higher debt levels.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
The decrease in the effective income tax rate for the quarter and year-to-date periods ended June 30, 2022 is primarily due to favorable income tax benefits from increases in various federal and state income tax credits, including research and development and investment tax credits, as compared to the prior year periods.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly and year-to-date periods, weighted average diluted shares outstanding was down four percent and three percent, respectively, compared to the comparable prior year period, primarily due to share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.64 per share on June 15, 2022 to holders of record at the close of business on June 1, 2022. We paid cash dividends of $1.28 per common share for the six months ended June 30, 2022.

Segment Results of Operations
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis, which was intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement. As a result, the Company eliminated its Global Adjacent Markets reporting segment.
On June 30, 2022, the Company again began management of its portfolio of businesses under a new basis as a result of the planned divestiture of TAP. As such, the Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off-Road and On-Road segments. The comparative 2021 segment results were reclassified for comparability.
The summary that follows provides a discussion of the results of operations of each of our three reportable segments, Off-Road, On-Road, and Marine. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs. Businesses that are presented as discontinued operations are excluded from the tables below.

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off-Road	$1,490.4	72%	$1,397.5	73%	7%	$2,832.5	74%	$2,699.3	73%	5%
On-Road	299.4	15%	298.3	16%	—%	527.3	14%	540.6	15%	(2)%
Marine	273.0	13%	197.6	10%	38%	484.5	12%	396.3	11%	22%
Corporate	—	—%	17.7	1%	NM	—	—%	32.7	1%	NM
Total sales	$2,062.8	100%	$1,911.1	100%	8%	$3,844.3	100%	$3,668.9	100%	5%
NM = not meaningful

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off-Road	$354.2	23.8%	$382.2	27.3%	(7)%	$612.9	21.6%	$727.1	26.9%	(16)%
On-Road	53.4	17.8%	55.3	18.5%	(3)%	94.6	17.9%	90.5	16.7%	5%
Marine	66.6	24.4%	47.4	24.0%	41%	113.1	23.3%	93.8	23.7%	21%
Corporate	0.2		12.5			6.7		17.8
Total gross profit	$474.4		$497.4		(5)%	$827.3		$929.2		(11)%
Percentage of sales	23.0%		26.0%	-303 bps		21.5%		25.3%	-381 bps
Off-Road:
Off-Road sales, inclusive of PG&A sales, increased seven percent and five percent for the quarter and year-to-date periods ended June 30, 2022, respectively. The increases were driven by increased pricing, partially offset by lower side-by-side and ATV shipments as a result of supply chain constraints and related component shortages. Off-Road sales to customers outside of North America increased eight percent and seven percent for the quarter and year-to-date periods, respectively, driven by increased snowmobile shipments. The average per unit sales price for the Off-Road segment increased approximately 18 percent and 16 percent for the quarter and year-to-date periods, respectively, driven by increased product pricing.
Additional information on our end markets for the quarter:
•Polaris North America ATV unit retail sales down low-thirties percent
•Polaris North America side-by-side unit retail sales down high-teens percent
•Total Polaris North America ORV unit retail sales down mid-twenties percent
•Estimated North America industry ORV unit retail sales down mid-teens percent
•Total Polaris North America ORV dealer inventories up approximately 60 percent
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to higher input costs including logistics, components, and commodity prices, plant inefficiencies related to supply chain constraints, and unfavorable mix, partially offset by increased pricing.
On-Road:
On-Road sales, inclusive of PG&A sales, were approximately flat for the quarter and decreased two percent for the year-to-date period ended June 30, 2022. The decrease was primarily driven by decreased Indian Motorcycle shipments, partially offset by higher PG&A sales. On-Road sales to customers outside of North America decreased six percent for the quarter and year-to-date periods, primarily driven by decreased Indian Motorcycle shipments. The average per unit sales price for the On-Road segment decreased approximately two percent for the quarter, driven by currency rate movements while the average per unit sales price for the On-Road segment increased approximately two percent for the year-to-date period, driven by lower promotional costs and favorable mix.

Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales down low-forties percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down mid-twenties percent
•Estimated Polaris North America motorcycle dealer inventories down approximately 20 percent
Gross profit, as a percentage of sales, decreased for the quarter driven by increased input costs related to supply chain constraints, partially offset by favorable mix. Gross profit, as a percentage of sales, increased for the year-to-date period driven by favorable product mix and lower promotional costs, partially offset by increased input costs related to supply chain constraints.
Marine:
Marine sales increased 38 percent and 22 percent for the quarter and year-to-date periods, respectively, primarily due to increased volume, favorable mix and increased pricing. The average per unit sales price for the Marine segment increased approximately 16 percent and 17 percent for the quarter and year-to-date periods, respectively, driven by higher pricing.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down mid-thirties percent
•Estimated U.S. industry pontoon unit retail sales down mid-teens percent
Gross profit, as a percentage of sales, increased during the quarter primarily due to favorable mix. Gross profit, as a percentage of sales, decreased during the year-to-date periods, primarily due to higher input costs related to supply chain constraints, partially offset by favorable mix and increased pricing.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	Six months ended June 30,
	2022	2021	Change
Total cash provided by (used for):
Operating activities	$(39.9)	$154.8	$(194.7)
Investing activities	(102.7)	(74.8)	(27.9)
Financing activities	(13.0)	(460.5)	447.5

Operating Activities:
The decrease in net cash provided by operating activities of continuing operations was primarily the result of lower net income and higher working capital additions due to increases in inventory driven by strong end-market demand and supply chain inefficiencies.
Beginning in 2022, the Tax Cuts and Jobs Act ("Act") eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This legislation is expected to decrease the Company's cash from operations beginning in 2022 and continue over the five year amortization period.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, as well as distributions from and contributions to Polaris Acceptance. A decrease in distributions from Polaris Acceptance and an increase in property, equipment and tooling purchases resulted in more cash used for investing activities of continuing operations compared to the prior year.
Financing Activities:
The decrease in net cash used for financing activities was primarily due to increased net borrowings under debt arrangements. We recorded $217.5 million of net borrowings for the six months ended June 30, 2022, compared to $119.1 million of net repayments for the comparable period in 2021. The change was also driven by lower share repurchases in the current year, partially offset by stock issuances under employee plans.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of June 30, 2022, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit agreement, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of June 30, 2022, there were borrowings of $242.0 million outstanding under the Revolving Loan Facility. Our credit agreement also includes a Term Loan Facility, on which $852.0 million was outstanding as of June 30, 2022. Interest is charged at rates based on LIBOR or “prime” for the credit facility. As of June 30, 2022, we had $750.5 million of availability on the Revolving Loan Facility.
On December 17, 2021, we amended the Term Loan Facility to provide an incremental 364-day term loan (the “incremental term loan”) in the amount of $500 million. The incremental term loan, which was fully drawn on closing, is unsecured and matures on December 16, 2022. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million incremental term loan, we are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months.
The credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $61.0 million was outstanding as of June 30, 2022.
As of June 30, 2022, we were in compliance with all debt covenants. Our debt to total capital ratio was 65 percent as of June 30, 2022. Additionally, as of June 30, 2022, we had letters of credit outstanding of $35.4 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of June 30, 2022, our Board of Directors has authorized us to repurchase up to an additional $681.7 million of our common stock. We repurchased a total of 1.5 million shares of our common stock for $172.3 million during the first six months of 2022, which had a favorable impact on diluted net income from continuing operations per share of six cents.
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

Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of June 30, 2022, the potential aggregate repurchase obligations were approximately $231.6 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. The income generated from these agreements has been included as a component of income from financial services in the consolidated statements of income (loss).

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
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impacts sales, cost of sales, and net income (loss).
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts both sales and net income (loss).
Other currencies: We operate in various countries, principally in Europe, Mexico and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in these foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts sales, cost of sales and net income (loss).
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of June 30, 2022:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$14.1	$0.72 to 1 AUD
Canadian Dollar	Long	158.6	$0.79 to 1 CAD
Mexican Peso	Short	84.7	22 Peso to $1
During the quarter and year-to-date periods ended June 30, 2022, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income (loss) compared to 2021. We expect currencies to have a negative impact on full-year net income (loss) from continuing operations in 2022 compared to 2021.

The assets and liabilities in all our international entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of our international entities are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income (loss).
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. As of June 30, 2022, there was $242.0 million outstanding on the revolving loan, $852.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income (loss) from continuing operations in 2022 compared to 2021.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

Note Regarding Forward Looking Statements
This report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “should,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans or trends, objectives or goals, such as future sales, shipments, inventory levels, consumer demand, net income (loss), net income (loss) per share, future cash flows and capital requirements, operational initiatives, pricing actions, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
Potential risks and uncertainties include such factors as the severity and duration of the supply-chain related constraints currently impacting the Company; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; COVID-19 pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; product offerings, promotional activities and pricing strategies by competitors that make our products less attractive to consumers; economic conditions that impact consumer spending or consumer credit including recessionary conditions; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability claims; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment.
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
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting during the latest fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
We are involved in a number of legal proceedings incidental to our business, none of which is presently expected to have a material effect on the financial results of our business.
As of the date hereof, we are also party to class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California, Oregon, Nevada and Texas. The first case brought related to this matter—Guzman—was first reported in the Company’s 10-K Annual Report on Form 10-K for the period ended December 31, 2020. The district court granted summary judgment and dismissed plaintiffs’ claims, and plaintiffs appealed. Awaiting Ninth Circuit decision. The second case—Hellman—was first reported in the Company’s 10-Q quarterly report for the period ended June 30, 2021. Additional similar class actions on behalf of certain plaintiffs dismissed from the Hellman case have been filed in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff).
As previously reported in the Company’s 10-Q quarterly report for the period ended September 30, 2021, the district court in In re Polaris dismissed the majority of plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. In April 2022, In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries, Inc. (County of Los Angeles, Ca.) April 28, 2022. Polaris removed the matter to federal court in June 2022 (C.D. Cal.).
As previously reported in the Company’s 10-Q quarterly report for the period ended September 30, 2021, the district court in Johannessohn denied class certification related to their claims of excessive heat hazards in Sportsman ATVs. The Eighth Circuit subsequently affirmed that denial, In June 2022, Johannessohn plaintiffs’ counsel filed a new, substantially similar putative class in Minnesota State Court, seeking damages for alleged economic loss: Jay Miller, individually and on behalf of all others similarly situated v. Polaris Inc. (4th Dist. Minn.) June 13, 2022.
With respect to each of these putative class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2022	—	$—	—	$681,709,711
May 1 — 31, 2022	—	$—	—	$681,709,711
June 1 — 30, 2022	—	$—	—	$681,709,711
Total / Average	—	$—	—
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of June 30, 2022, the approximate value of shares that may yet to be purchased pursuant to the Program is $681.7 million. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on July 26, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Equity for the three and six month periods ended June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2022 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	July 26, 2022	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	July 26, 2022	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)