Form 10-Q
period 2022-09-30
Polaris Inc.
filed 2022-10-25
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 18, 2022, 57,958,514 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2022

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$318.9	$502.3
Trade receivables, net	329.5	227.9
Inventories, net	1,929.4	1,510.7
Prepaid expenses and other	158.3	150.9
Income taxes receivable	98.7	4.0
Current assets held for sale	—	163.2
Total current assets	2,834.8	2,559.0
Property and equipment, net	957.9	927.7
Investment in finance affiliate	58.6	49.3
Deferred tax assets	150.1	162.9
Goodwill and other intangible assets, net	907.6	935.2
Operating lease assets	105.5	90.5
Other long-term assets	78.9	97.2
Long-term assets held for sale	—	226.0
Total assets	$5,093.4	$5,047.8
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$553.5	$553.3
Accounts payable	850.8	776.0
Accrued expenses	772.9	756.5
Current operating lease liabilities	22.2	19.4
Income taxes payable	13.3	17.1
Current liabilities held for sale	—	107.8
Total current liabilities	2,212.7	2,230.1
Long-term income taxes payable	14.7	13.3
Finance lease obligations	9.4	12.1
Long-term debt	1,571.5	1,235.3
Deferred tax liabilities	4.9	5.5
Long-term operating lease liabilities	83.6	71.3
Other long-term liabilities	165.2	176.6
Long-term liabilities held for sale	—	66.1
Total liabilities	$4,062.0	$3,810.3
Deferred compensation	$12.0	$11.2
Shareholders’ equity:
Preferred stock 0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock 0.01 par value per share, 160.0 shares authorized, 58.0 and 60.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,155.5	1,143.8
Retained earnings (accumulated deficit)	(20.2)	157.3
Accumulated other comprehensive loss, net	(119.0)	(77.4)
Total shareholders’ equity	1,016.9	1,224.3
Noncontrolling interest	2.5	2.0
Total equity	1,019.4	1,226.3
Total liabilities and equity	$5,093.4	$5,047.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$2,340.6	$1,777.7	$6,184.9	$5,446.6
Cost of sales	1,781.4	1,357.7	4,798.4	4,097.4
Gross profit	559.2	420.0	1,386.5	1,349.2
Operating expenses:
Selling and marketing	120.7	112.0	347.8	348.4
Research and development	98.5	84.8	266.1	249.1
General and administrative	97.8	76.3	258.7	240.8
Total operating expenses	317.0	273.1	872.6	838.3
Income from financial services	12.1	11.3	33.7	41.2
Operating income	254.3	158.2	547.6	552.1
Non-operating expense:
Interest expense	20.1	10.7	46.8	33.0
Other (income) expense, net	(7.4)	(0.1)	(13.9)	(5.4)
Income from continuing operations before income taxes	241.6	147.6	514.7	524.5
Provision for income taxes	50.9	30.4	107.9	119.0
Net income from continuing operations	190.7	117.2	406.8	405.5
Income (loss) from discontinued operations, net of tax	(3.5)	(2.4)	(11.9)	2.0
Loss from sale / impairment of discontinued operations, net of tax	(0.6)	—	(142.8)	—
Net income	186.6	114.8	252.1	407.5
Net income attributable to noncontrolling interest	(0.3)	(0.2)	(0.5)	(0.4)
Net income attributable to Polaris Inc.	$186.3	$114.6	$251.6	$407.1

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$190.7	$117.2	$406.8	$405.5
Less net income attributable to noncontrolling interest	(0.3)	(0.2)	(0.5)	(0.4)
Net income from continuing operations attributable to Polaris Inc. common shareholders	190.4	117.0	406.3	405.1
Net income (loss) from discontinued operations attributable to Polaris Inc. common shareholders	(4.1)	(2.4)	(154.7)	2.0
Net income attributable to Polaris Inc.	$186.3	$114.6	$251.6	$407.1

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$3.21	$1.92	$6.80	$6.60
Discontinued operations	$(0.06)	$(0.04)	$(2.59)	$0.03
Basic	$3.15	$1.88	$4.21	$6.63
Diluted
Continuing operations	$3.17	$1.88	$6.71	$6.44
Discontinued operations	$(0.07)	$(0.04)	$(2.56)	$0.04
Diluted	$3.10	$1.84	$4.15	$6.48
Weighted average shares outstanding:
Basic	59.2	61.0	59.8	61.4
Diluted	60.0	62.3	60.6	62.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$186.6	$114.8	$252.1	$407.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(33.5)	(12.9)	(64.4)	(21.4)
Unrealized gain on derivative instruments	8.2	2.5	22.6	5.7
Retirement plan and other activity	—	—	0.2	0.2
Comprehensive income	161.3	104.4	210.5	392.0
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.2)	(0.5)	(0.4)
Comprehensive income attributable to Polaris Inc.	$161.0	$104.2	$210.0	$391.6
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2022	59.5	$0.6	$1,161.4	$3.1	$(93.7)	$2.2	$1,073.6
Employee stock compensation	—	—	15.9	—	—	—	15.9
Deferred compensation	—	—	(1.1)	0.5	—	—	(0.6)
Proceeds from stock issuances under employee plans	0.2	—	12.9	—	—	—	12.9
Cash dividends declared (1)	—	—	—	(37.5)	—	—	(37.5)
Repurchase and retirement of common shares	(1.7)	—	(33.6)	(172.6)	—	—	(206.2)
Net income	—	—	—	186.3	—	0.3	186.6
Other comprehensive loss	—	—	—	—	(25.3)	—	(25.3)
Balance, September 30, 2022	58.0	0.6	1,155.5	(20.2)	(119.0)	2.5	1,019.4

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2021	60.6	$0.6	$1,110.0	$73.5	$(63.5)	$1.7	$1,122.3
Employee stock compensation	0.1	—	20.0	—	—	—	20.0
Deferred compensation	—	—	(1.0)	1.4	—	—	0.4
Proceeds from stock issuances under employee plans	—	—	5.6	—	—	—	5.6
Cash dividends declared (1)	—	—	—	(38.2)	—	—	(38.2)
Repurchase and retirement of common shares	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	114.6	—	0.2	114.8
Other comprehensive income	—	—	—	—	(10.4)	—	(10.4)
Balance, September 30, 2021	60.7	0.6	1,134.6	150.5	(73.9)	1.9	1,213.7
(1) Polaris Inc. declared a $0.64 dividend per share for the three month period ended September 30, 2022 and a $0.63 dividend per share for the three month period ended September 30, 2021.

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.4	—	44.7	—	—	—	44.7
Deferred compensation	—	—	(2.6)	1.8	—	—	(0.8)
Proceeds from stock issuances under employee plans	0.4	—	30.7	—	—	—	30.7
Cash dividends declared (2)	—	—	—	(113.5)	—	—	(113.5)
Repurchase and retirement of common shares	(3.2)	—	(61.1)	(317.4)	—	—	(378.5)
Net income	—	—	—	251.6	—	0.5	252.1
Other comprehensive loss	—	—	—	—	(41.6)	—	(41.6)
Balance, September 30, 2022	58.0	0.6	1,155.5	(20.2)	(119.0)	2.5	1,019.4

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.4	—	49.7	—	—	—	49.7
Deferred compensation	—	—	1.9	(1.1)	—	—	0.8
Proceeds from stock issuances under employee plans	1.7	—	151.7	—	—	—	151.7
Cash dividends declared (2)	—	—	—	(115.2)	—	—	(115.2)
Repurchase and retirement of common shares	(3.3)	—	(52.6)	(358.7)	—	—	(411.3)
Net income	—	—	—	407.1	—	0.4	407.5
Contributions	—	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	—	(15.5)	—	(15.5)
Balance, September 30, 2021	60.7	0.6	1,134.6	150.5	(73.9)	1.9	1,213.7
(2) Polaris Inc. declared a $1.92 dividend per share for the nine month period ended September 30, 2022 and a $1.89 dividend per share for the nine month period ended September 30, 2021.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine months ended September 30,
	2022	2021
Operating Activities:
Net income	$252.1	$407.5
(Income) loss from discontinued operations, net of tax	11.9	(2.0)
Loss from sale / impairment of discontinued operations, net of tax	142.8	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.9	162.2
Noncash compensation	47.5	45.2
Noncash income from financial services	(8.5)	(5.7)
Deferred income taxes	11.9	17.1
Other, net	(0.6)	—
Changes in operating assets and liabilities:
Trade receivables	(120.7)	8.7
Inventories	(442.5)	(597.0)
Accounts payable	82.9	154.4
Accrued expenses	12.4	(104.4)
Income taxes payable/receivable	(49.7)	17.8
Prepaid expenses and others, net	30.0	31.6
Net cash provided by operating activities of continuing operations	139.4	135.4
Net cash provided by (used for) operating activities of discontinued operations	(25.8)	18.0
Net cash provided by operating activities	113.6	153.4
Investing Activities:
Purchase of property and equipment	(193.6)	(189.2)
Investment in finance affiliate, net	(0.8)	33.7
Distributions from other affiliates	0.7	—
Proceeds from sale of businesses, net	40.8	—
Net cash used for investing activities of continuing operations	(152.9)	(155.5)
Net cash used for investing activities of discontinued operations	(5.3)	(10.1)
Net cash used for investing activities	(158.2)	(165.6)
Financing Activities:
Borrowings under debt arrangements	1,364.0	1,250.1
Repayments under debt arrangements	(1,028.0)	(1,176.4)
Repurchase and retirement of common shares	(378.5)	(411.3)
Cash dividends to shareholders	(113.5)	(115.2)
Proceeds from stock issuances under employee plans	30.7	151.7
Net cash used for financing activities	(125.3)	(301.1)
Impact of currency exchange rates on cash balances	(24.5)	(6.9)
Net decrease in cash, cash equivalents and restricted cash	(194.4)	(320.2)
Cash, cash equivalents and restricted cash at beginning of period	529.1	657.5
Cash, cash equivalents and restricted cash at end of period	$334.7	$337.3
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$51.0	$38.0
Income taxes paid	$152.9	$86.3
Leased assets obtained for operating lease liabilities	$44.5	$69.9
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$318.9	$309.7
Current assets held for sale	—	6.8
Other long-term assets	15.8	20.8
Total	$334.7	$337.3
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
On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business. The operating results of the TAP business are reported in Income (loss) from discontinued operations, net of tax, in the Consolidated statements of income for all periods presented. In addition, the related assets and liabilities are reported as assets and liabilities held for sale in the consolidated balance sheets. All amounts and disclosures included in the Notes to consolidated financial statements reflect only the Company's continuing operations unless otherwise noted. See further information in Note 4.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	September 30, 2022	December 31, 2021
Assets
Non-qualified deferred compensation assets	Level 1	$38.3	$52.4
Foreign exchange contracts, net	Level 2	$17.9	$2.1
Interest rate contracts, net	Level 2	7.0	$—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(38.3)	$(52.4)
Interest rate contracts, net	Level 2	$—	$(7.8)

Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $2,141.6 million and $1,870.0 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $2,134.4 million and $1,800.7 million as of September 30, 2022 and December 31, 2021, respectively.
Property and equipment. Depreciation expense was $51.7 million and $48.8 million for the three months ended September 30, 2022 and 2021, respectively, and $155.6 million and $141.2 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$128.7	$140.0	$132.9	$138.6
Additions charged to expense	60.5	26.9	121.2	97.3
Warranty claims paid, net	(32.1)	(32.0)	(97.0)	(101.0)
Balance at end of period	$157.1	$134.9	$157.1	$134.9
New accounting pronouncements.
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the transition. The Company adopted ASU 2020-04 and ASU 2021-01 on January 1, 2022. The adoption of the ASUs did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Supplemental Balance Sheet Information

In millions	September 30, 2022	December 31, 2021
Inventories
Raw materials and purchased components	$884.5	$720.2
Service parts, garments and accessories	369.2	276.4
Finished goods	758.1	588.2
Less: reserves	(82.4)	(74.1)
Inventories, net	$1,929.4	$1,510.7
Property and equipment
Land, buildings and improvements	$508.9	$501.1
Equipment and tooling	1,715.0	1,598.3
	2,223.9	2,099.4
Less: accumulated depreciation	(1,266.0)	(1,171.7)
Property and equipment, net	$957.9	$927.7
Accrued expenses
Compensation	$188.4	$205.9
Warranties	157.1	132.9
Sales promotions and incentives	98.6	96.9
Dealer holdback	115.5	98.9
Other accrued expenses	213.3	221.9
Accrued expenses	$772.9	$756.5

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended September 30, 2022
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$1,345.7	$282.1	$260.2	$—	$1,888.0
PG&A	400.7	51.9	—	—	452.6
Total revenue	$1,746.4	$334.0	$260.2	$—	$2,340.6

Revenue by geography
United States	$1,472.2	$191.7	$251.2	$—	$1,915.1
Canada	127.2	17.4	9.0	—	153.6
EMEA	86.5	101.9	—	—	188.4
APLA	60.5	23.0	—	—	83.5
Total revenue	$1,746.4	$334.0	$260.2	$—	$2,340.6

	Three months ended September 30, 2021
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$977.1	$213.4	$183.6	$17.0	$1,391.1
PG&A	339.1	44.4	—	3.1	386.6
Total revenue	$1,316.2	$257.8	$183.6	$20.1	$1,777.7

Revenue by geography
United States	$1,057.3	$141.0	$177.6	$18.8	$1,394.7
Canada	120.8	10.1	6.0	—	136.9
EMEA	84.7	84.2	—	—	168.9
APLA	53.4	22.5	—	1.3	77.2
Total revenue	$1,316.2	$257.8	$183.6	$20.1	$1,777.7

	Nine months ended September 30, 2022
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$3,527.6	$693.0	$744.7	$—	$4,965.3
PG&A	1,051.3	168.3	—	—	1,219.6
Total revenue	$4,578.9	$861.3	$744.7	$—	$6,184.9

Revenue by geography
United States	$3,689.0	$449.2	$723.1	$—	$4,861.3
Canada	388.8	36.6	21.5	—	446.9
EMEA	317.3	313.8	0.1	—	631.2
APLA	183.8	61.7	—	—	245.5
Total revenue	$4,578.9	$861.3	$744.7	$—	$6,184.9

	Nine months ended September 30, 2021
	Off-Road	On-Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$3,048.0	$653.0	$579.9	$43.2	$4,324.1
PG&A	967.5	145.4	—	9.6	1,122.5
Total revenue	$4,015.5	$798.4	$579.9	$52.8	$5,446.6

Revenue by geography
United States	$3,186.6	$397.5	$562.2	$49.7	$4,196.0
Canada	359.3	28.4	17.5	0.2	405.4
EMEA	294.4	304.3	0.2	0.4	599.3
APLA	175.2	68.2	—	2.5	245.9
Total revenue	$4,015.5	$798.4	$579.9	$52.8	$5,446.6

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
Financial Products. The Company sells separately-priced extended service contracts (“ESCs”) that extend mechanical coverages beyond the base limited warranty as well as prepaid maintenance agreements to vehicle owners. Each of these separately priced service contracts range from 12 months to 84 months. The Company typically receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
The Company expects to recognize approximately $35.8 million of the unearned amount over the next 12 months and $76.2 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$113.6	$105.5	$108.3	$89.1
New contracts sold	10.7	10.7	38.5	43.3
Less: reductions for revenue recognized	(12.3)	(8.8)	(34.8)	(25.0)
Balance at end of period (1)	$112.0	$107.4	$112.0	$107.4
(1) The unamortized ESC premiums recorded in other current liabilities totaled $35.8 million and $34.4 million as of September 30, 2022 and 2021, respectively, while the amount recorded in other long-term liabilities totaled $76.2 million and $73.0 million as of September 30, 2022 and 2021, respectively.

Note 4. Divestitures and Discontinued Operations
2021 Divestitures.
In an effort to more strategically allocate the Company’s resources, the Company sold its Global Electric Motorcar (“GEM”) and Taylor-Dunn businesses on December 31, 2021. The sale resulted in a loss of $36.8 million which was recorded in the fourth quarter of 2021. The 2021 financial results of these businesses are reflected in the Corporate segment.
2022 Divestitures.
On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business, an aftermarket parts business, for a sales price of $50.0 million, subject to customary post-closing purchase price adjustments. TAP is a vertically integrated manufacturer, distributor, retailer, and installer of off-road Jeep and truck parts and accessories. The transaction included TAP’s full portfolio of operations, including all brands, product lines, manufacturing operations, distribution facilities, more than 100 4 Wheel Parts retail locations, and more than 1,700 TAP employees.
The results of TAP have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. As a result, for the year-to-date period an impairment and loss on sale of $187.8 million was recorded which resulted in a $45.0 million income tax benefit.
TAP was historically included within the Company’s Aftermarket segment; however, as a result of the divestiture, the Company began management of its portfolio of businesses under a new basis as of June 30, 2022. The Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off-Road and On-Road segments. The comparative 2021 segment results were reclassified for comparability.

Results of discontinued operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$—	$181.8	$349.3	$581.2
Cost of sales	—	136.2	262.9	432.9
Other costs and expenses	2.0	48.7	99.5	146.1
Income (loss) from discontinued operations before income taxes	(2.0)	(3.1)	(13.1)	2.2
Income tax expense (benefit)	1.5	(0.7)	(1.2)	0.2
Income (loss) from discontinued operations, net of tax	(3.5)	(2.4)	(11.9)	2.0

Impairment of discontinued operations	—	—	187.8	—
Provision for income taxes	0.6	—	(45.0)	—
Loss from sale / impairment of discontinued operations, net of tax	0.6	—	142.8	—

Net income (loss) from discontinued operations	$(4.1)	$(2.4)	$(154.7)	$2.0
The carrying amounts of major classes of assets and liabilities of discontinued operations were as follows (in millions):

December 31, 2021
Cash	$6.9
Trade receivables	12.6
Inventories, net	134.1
Other current assets	9.6
Current assets held for sale	$163.2

Property and equipment, net	$47.7
Intangible assets, net	102.3
Operating lease assets	74.8
Other long-term assets	1.2
Long-term assets held for sale	$226.0

Accounts payable	$21.5
Accrued expenses and other current liabilities	66.5
Current operating lease liabilities	19.8
Current liabilities held for sale	$107.8

Long-term operating lease liabilities	$57.2
Other long-term liabilities	8.9
Long-term liabilities held for sale	$66.1

Note 5. Share-Based Compensation
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Option awards	$2.5	$2.3	$9.7	$7.6
Other share-based awards	12.8	13.1	28.6	31.2
Total share-based compensation before tax	15.3	15.4	38.3	38.8
Tax benefit	3.7	3.7	9.2	9.3
Total share-based compensation expense included in net income	$11.6	$11.7	$29.1	$29.5
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of September 30, 2022, there was $61.9 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years. Included in unrecognized share-based compensation expense was approximately $6.8 million related to stock options and $55.1 million related to restricted stock.

Note 6. Financing Agreements
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of September 30, 2022	Maturity	September 30, 2022	December 31, 2021
Revolving loan facility	4.22%	June 2026	$378.0	$—
Term loan facility	4.37%	June 2026	840.0	876.0
Incremental term loan	4.12%	December 2022	500.0	500.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.20%	Various through 2029	10.8	13.5
Notes payable and other	4.25%	Various through 2030	61.4	68.3
Debt issuance costs			(5.8)	(7.1)
Total debt, finance lease obligations, and notes payable			$2,134.4	$1,800.7
Less: current maturities			553.5	553.3
Total long-term debt, finance lease obligations, and notes payable			$1,580.9	$1,247.4
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $840 million was outstanding as of September 30, 2022. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion and extend the maturity date to June 2026. Interest is charged at rates based on a LIBOR or “prime” base rate.
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
The credit agreements governing the facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of September 30, 2022.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of September 30, 2022. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2022 and December 31, 2021 are as follows (in millions):

	September 30, 2022	December 31, 2021
Goodwill	$379.7	$391.3
Other intangible assets, net	527.9	543.9
Total goodwill and other intangible assets, net	$907.6	$935.2
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Off-Road	On-Road	Marine	Total
Goodwill	172.5	72.8	227.1	$472.4
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3

Currency translation effect on foreign goodwill balances	(1.5)	(10.1)	—	(11.6)

Goodwill	171.0	62.7	227.1	460.8
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of September 30, 2022	$110.2	$42.4	$227.1	$379.7

	Off-Road	On-Road	Marine	Total
Goodwill	172.4	78.9	227.1	$478.4
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of December 31, 2020	$111.6	$58.6	$227.1	$397.3

Currency translation effect on foreign goodwill balances	—	(4.1)	—	(4.1)

Goodwill	172.4	74.8	227.1	474.3
Accumulated goodwill impairment losses	(60.8)	(20.3)	—	(81.1)
Balance as of September 30, 2021	$111.6	$54.5	$227.1	$393.2

The accumulated goodwill impairment losses recorded relate to the Company’s $270.3 million goodwill impairment of its Aftermarket segment in 2020. As part of the Company’s segment reorganization in the second quarter of 2022, the Aftermarket segment was eliminated and historical goodwill impairments were allocated to existing segments on a relative fair value basis.
The components of other intangible assets were as follows ($ in millions):

	Weighted-average useful life (years)	September 30, 2022	December 31, 2021
Non-amortizable—indefinite lived:
Brand/trade names		$261.7	$263.5
Amortizable:
Non-compete agreements		—	2.6
Dealer/customer related	19	344.3	349.7
Developed technology	7	0.7	2.9
Total amortizable	19	345.0	355.2
Less: Accumulated amortization		(78.8)	(74.8)
Net amortized other intangible assets		266.2	280.4
Total other intangible assets, net		$527.9	$543.9
Amortization expense for intangible assets was $4.5 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and $14.3 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 through 2027 is as follows: 2022 (remainder), $4.5 million; 2023, $17.7 million; 2024, $17.7 million; 2025, $17.7 million; 2026, $17.7 million; 2027, $17.7 million; and after 2027, $173.2 million. The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 8. Shareholders’ Equity
During the nine months ended September 30, 2022, the Company paid $378.5 million to repurchase approximately 3.2 million shares of its common stock. As of September 30, 2022, the Board of Directors has authorized the Company to repurchase up to an additional $475.6 million of the Company’s common stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.64 per share on September 15, 2022 to holders of record at the close of business on September 1, 2022. Cash dividends declared and paid per common share for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash dividends declared and paid per common share	$0.64	$0.63	$1.92	$1.89

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	58.8	60.6	59.4	61.1
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.2	0.2	0.2	0.1
Common shares outstanding—basic	59.2	61.0	59.8	61.4
Dilutive effect of restricted stock units	0.4	0.7	0.4	0.7
Dilutive effect of stock option awards	0.4	0.6	0.4	0.8
Common and potential common shares outstanding—diluted	60.0	62.3	60.6	62.9
During the three and nine months ended September 30, 2022, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive were 1.4 million and 1.6 million, compared to 0.8 million and 0.8 million for the same periods in 2021, respectively.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan and Other Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(69.5)	$(4.4)	$(3.5)	$(77.4)
Reclassification to the statement of income	—	(3.0)	0.2	(2.8)
Change in fair value	(64.4)	25.6	—	(38.8)
Balance as of September 30, 2022	$(133.9)	$18.2	$(3.3)	$(119.0)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments and retirement plan activity for the three and nine months ended September 30, 2022 and 2021 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30,		Nine months ended September 30,
		2022	2021	2022	2021
Foreign currency contracts	Other (income) expense, net	$1.7	$(0.5)	$3.0	$(1.7)
Foreign currency contracts	Cost of sales	0.3	0.2	2.0	1.0
Interest rate contracts	Interest expense	1.0	(2.0)	(2.0)	(6.1)
Retirement plan activity	Operating expenses	—	—	(0.2)	(0.2)
Total		$3.0	$(2.3)	$2.8	$(7.0)
The net amount of the existing gains or losses as of September 30, 2022 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 11 for further information regarding derivative activities.

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
The Company’s total investment in Polaris Acceptance of $58.6 million as of September 30, 2022 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of September 30, 2022, the outstanding amount of net receivables financed for dealers under this arrangement was $938.4 million, which included $743.6 million in the Polaris Acceptance portfolio and $194.8 million of receivables within the Securitization Facility (“Securitized Receivables”).
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2022, the potential 15 percent aggregate repurchase obligation is approximately $69.2 million.
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of September 30, 2022, the potential aggregate repurchase obligation was approximately $192.6 million.
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

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. In 2012, the Company began purchasing excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of September 30, 2022, the Company had an accrual of $79.5 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, and product liability claims. In addition, as of September 30, 2022, the Company is party to putative class actions pending against the Company in the United States which are described in more detail in Item 1 – Legal Proceedings. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
As of September 30, 2022 and December 31, 2021, the Company had the following open foreign currency contracts (in millions):

	September 30, 2022		December 31, 2021
Foreign Currency	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. Dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$18.6	$1.6	$20.3	$0.4
Canadian Dollar	167.2	11.3	121.1	0.6
Mexican Peso	65.0	5.0	87.9	1.1
Total	$250.8	$17.9	$229.3	$2.1
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
As of September 30, 2022 and December 31, 2021, the Company had the following open interest rate swap contracts (in millions):

		September 30, 2022		December 31, 2021
Effective Date	Termination Date	Notional Amounts	Net Unrealized Gain (Loss)	Notional Amounts	Net Unrealized Gain (Loss)
September 30, 2019	September 30, 2023	150.0	2.0	150.0	(5.8)
March 3, 2020	February 28, 2023	400.0	5.0	400.0	(2.0)
Total		$550.0	$7.0	$550.0	$(7.8)
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

The table below summarizes the carrying values of derivative instruments as of September 30, 2022 and December 31, 2021 (in millions):

	Carrying Values of Derivative Instruments as of September 30, 2022
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$17.9	$—	$17.9
Interest rate contracts	7.0	—	7.0
Total derivatives designated as hedging instruments	$24.9	$—	$24.9

	Carrying Values of Derivative Instruments as of December 31, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$2.4	$(0.3)	$2.1
Interest rate contracts	—	(7.8)	(7.8)
Total derivatives designated as hedging instruments	$2.4	$(8.1)	$(5.7)
Assets are included in prepaid expenses and other and liabilities are included in other accrued expenses in the consolidated balance sheets. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the current statement of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 were $8.2 million and $22.6 million, respectively, compared to $2.5 million and $5.7 million for the same periods in 2021, respectively.
See Note 8 for information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the three and nine month period ended September 30, 2022.

Note 12. Segment Reporting
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis, which was intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement. As a result, the Company eliminated its Global Adjacent Markets reporting segment.
On June 30, 2022, the Company again began management of its portfolio of businesses under a new basis as a result of the divestiture of TAP. As such, the Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off-Road and On-Road segments. The comparative 2021 segment results were reclassified for comparability.
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

Segment sales and gross profit data are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales
Off-Road	$1,746.4	$1,316.2	$4,578.9	$4,015.5
On-Road	334.0	257.8	861.3	798.4
Marine	260.2	183.6	744.7	579.9
Corporate	—	20.1	—	52.8
Total sales	$2,340.6	$1,777.7	$6,184.9	$5,446.6
Gross profit
Off-Road	$449.2	$293.8	$1,062.1	$1,020.9
On-Road	60.1	38.7	154.7	129.2
Marine	55.9	41.2	169.0	135.0
Corporate	(6.0)	46.3	0.7	64.1
Total gross profit	$559.2	$420.0	$1,386.5	$1,349.2

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three and nine month period ended September 30, 2022 compared to the three and nine month period ended September 30, 2021. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial off-road vehicles; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2022 to the third quarter of 2021 and all “year-to-date” comparisons are from the nine month period ended September 30, 2022 to the nine month period ended September 30, 2021. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
The impact of the novel coronavirus (COVID-19) pandemic as well as other disruptive events have impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of these factors has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
In 2021 and the first half of 2022 we saw strong retail demand for our Powersports products and boats. Consistent with macroeconomic trends, as we progressed through 2022 we have seen indicators of demand moderating. Due to the dynamics of the COVID-19 pandemic, heightened demand, natural disasters, and geopolitical events, including the conflict between Russia and Ukraine and related sanctions, our supply chain and manufacturing operations have experienced inefficiencies caused by production-limiting disruptions, including supplier labor shortages. Although these disruptions are moderating, we have made pricing changes to address the resulting increase in production costs. Manufacturing disruptions combined with the impact of elevated commodity and logistics costs are expected to negatively affect the Company’s profitability. As a result of these demand and supply chain trends, North American dealer inventory as of September 30, 2022 was down significantly compared to pre-pandemic levels, but up sequentially from the second quarter.
Third quarter sales totaled $2,340.6 million, an increase of 32 percent from last year’s third quarter sales of $1,777.7 million. Our third quarter sales to customers in North America increased 35 percent and our sales to customers outside of North America increased 10 percent. The increase in sales in the quarter was driven primarily by increased shipments, higher pricing, and favorable product mix.
Our gross profit of $559.2 million increased 33 percent from $420.0 million in the comparable prior year third quarter. Gross profit, as a percentage of sales, increased primarily due to higher pricing, partially offset by higher input costs. We reported net income from continuing operations attributable to Polaris of $190.4 million, or $3.17 per diluted share, compared to 2021 third quarter net income from continuing operations attributable to Polaris of $117.0 million, or $1.88 per diluted share.
During the third quarter, we completed the sale of our Transamerican Auto Parts (“TAP”) business, an aftermarket parts business. The results of TAP have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. As a result, for the year-to-date period an impairment and loss on sale of $187.8 million was recorded which resulted in a $45.0 million income tax benefit.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages and share data)	2022	2021	Change 2022 vs. 2021	2022	2021	Change 2022 vs. 2021
Sales	$2,340.6	$1,777.7	32%	$6,184.9	$5,446.6	14%
Cost of sales	$1,781.4	$1,357.7	31%	$4,798.4	$4,097.4	17%
Gross profit	$559.2	$420.0	33%	$1,386.5	$1,349.2	3%
Percentage of sales	23.9%	23.6%	+26 bps	22.4%	24.8%	-236 bps
Operating expenses:
Selling and marketing	$120.7	$112.0	8%	$347.8	$348.4	—%
Research and development	$98.5	$84.8	16%	$266.1	$249.1	7%
General and administrative	$97.8	$76.3	28%	$258.7	$240.8	7%
Total operating expenses	$317.0	$273.1	16%	$872.6	$838.3	4%
Percentage of sales	13.5%	15.4%	-182 bps	14.1%	15.4%	-128 bps
Income from financial services	$12.1	$11.3	7%	$33.7	$41.2	(18)%
Operating income	$254.3	$158.2	61%	$547.6	$552.1	(1)%

Non-operating expense:
Interest expense	$20.1	$10.7	88%	$46.8	$33.0	42%
Other (income) expense, net	$(7.4)	$(0.1)	NM	$(13.9)	$(5.4)	157%
Income from continuing operations before income taxes	$241.6	$147.6	64%	$514.7	$524.5	(2)%
Provision for income taxes	$50.9	$30.4	67%	$107.9	$119.0	(9)%
Effective income tax rate	21.1%	20.6%	+46 bps	21.0%	22.7%	-174 bps

Net income from continuing operations	$190.7	$117.2	63%	$406.8	$405.5	—%
Net income attributable to noncontrolling interest	$(0.3)	$(0.2)	50%	$(0.5)	$(0.4)	25%
Net income from continuing operations attributable to Polaris Inc. shareholders	$190.4	$117.0	63%	$406.3	$405.1	—%

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$3.17	$1.88	69%	$6.71	$6.44	4%
Weighted average diluted shares outstanding	60.0	62.3	(4)%	60.6	62.9	(4)%
NM = not meaningful
Sales:
Sales for the quarter were $2,340.6 million, a 32 percent increase from $1,777.7 million of sales in the prior year, and year-to-date sales were $6,184.9 million, a 14 percent increase from $5,446.6 million of sales in the prior year. The growth for the quarter was driven primarily by increased shipments, higher pricing, and favorable product mix, while the growth for the year-to-date period was driven primarily by higher pricing and favorable product mix.

The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Volume	14%	(1)%
Product mix and price	20	17
Currency	(2)	(2)
	32%	14%
Volume drove a 14 percent increase to sales for the quarter, primarily driven by increased ORV shipments. Volume caused a one percent decrease for the year-to-date period, primarily driven by decreased ORV shipments, partially offset by increased snowmobile shipments. Product mix and price contributed a 20 percent and 17 percent increase for the quarter and year-to-date periods, respectively, primarily due to increased product pricing. Currency drove a two percent decrease in sales for both the quarter and the year-to-date periods.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2022	Percent of Total Sales	2021	Percent of Total Sales	Percent Change 2022 vs. 2021	2022	Percent of Total Sales	2021	Percent of Total Sales	Percent Change 2022 vs. 2021
United States	$1,915.1	82%	$1,394.7	78%	37%	$4,861.3	79%	$4,196.0	77%	16%
Canada	153.6	6%	136.9	8%	12%	446.9	7%	405.4	7%	10%
Other countries	271.9	12%	246.1	14%	10%	876.7	14%	845.2	16%	4%
Total sales	$2,340.6	100%	$1,777.7	100%	32%	$6,184.9	100%	$5,446.6	100%	14%

Sales in the United States increased 37 percent and 16 percent during the quarter and year-to-date periods, respectively, driven by increased shipments, higher pricing, and favorable product mix.
Sales in Canada increased 12 percent and 10 percent during the quarter and year-to-date periods, respectively, driven by increased pricing. Currency rate movements had an unfavorable impact of four and three percentage points on quarter and year-to-date sales, respectively.
Sales in other countries, primarily in Europe, increased 10 percent and four percent during the quarter and year-to-date periods, respectively, driven by increased pricing. Currency rate movements had an unfavorable impact of 13 and nine percentage points on quarter and year-to-date sales, respectively.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2022	Percent of Total Cost of Sales	2021	Percent of Total Cost of Sales	Percent Change 2022 vs. 2021	2022	Percent of Total Cost of Sales	2021	Percent of Total Cost of Sales	Percent Change 2022 vs. 2021
Purchased materials and services	$1,504.6	84%	$1,142.5	84%	32%	$4,067.8	85%	$3,449.4	84%	18%
Labor and benefits	171.1	10%	147.3	11%	16%	475.4	10%	432.5	11%	10%
Depreciation and amortization	45.2	3%	41.0	3%	10%	134.0	3%	118.2	3%	13%
Warranty costs	60.5	3%	26.9	2%	125%	121.2	2%	97.3	2%	25%
Total cost of sales	$1,781.4	100%	$1,357.7	100%	31%	$4,798.4	100%	$4,097.4	100%	17%
Percentage of sales	76.1%		76.4%	-26 bps		77.6%		75.2%	+236 bps
Cost of sales increased during the quarter and year-to-date periods primarily due to increased volume, higher labor, raw material, and logistics costs, as well as increased warranty costs.

 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, increased primarily due to higher pricing, partially offset by higher input costs. Consolidated gross profit for the year-to-date period, as a percentage of sales, decreased due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by increased pricing.
Operating Expenses:
Operating expenses, in absolute dollars, increased during the quarter and year-to-date periods primarily due to higher research and development and general and administrative expenses. Operating expenses, as a percentage of sales, decreased during the quarter and year-to-date periods due to higher shipments and increased pricing.
Income from Financial Services:
Income from financial services increased seven percent for the quarter, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels. Income from financial services decreased 18 percent for the year-to-date period, primarily due to lower retail credit income resulting from lower retail sales, partially offset by higher wholesale financing income.
Interest Expense:
Interest expense increased for the quarter and year-to-date periods due to higher debt levels and higher interest rates.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
The increase in the effective income tax rate for the quarter ended September 30, 2022 is primarily due to a decrease in research and development credits partially offset by an increased deduction for Foreign Derived Intangible Income (“FDII”) and incremental foreign tax credits, as well as the unfavorable impact of higher pretax income generated in the current period.
The decrease in the effective income tax rate for the year-to-date period ended September 30, 2022 is primarily due to an increased deduction for FDII and incremental foreign tax credits offset by a decrease in research and development credits.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly and year-to-date periods, weighted average diluted shares outstanding was down four percent compared to the comparable prior year periods, primarily due to share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.64 per share on September 15, 2022 to holders of record at the close of business on September 1, 2022. We paid cash dividends of $1.92 per common share for the nine months ended September 30, 2022.

Segment Results of Operations
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis, which was intended to create a simplified reporting structure to provide better focus and allow for resources to be best leveraged for future growth and profitability improvement. As a result, the Company eliminated its Global Adjacent Markets reporting segment.
On June 30, 2022, the Company again began management of its portfolio of businesses under a new basis as a result of the divestiture of TAP. As such, the Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off-Road and On-Road segments. The comparative 2021 segment results were reclassified for comparability.
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

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off-Road	$1,746.4	75%	$1,316.2	74%	33%	$4,578.9	74%	$4,015.5	74%	14%
On-Road	334.0	14%	257.8	15%	30%	861.3	14%	798.4	15%	8%
Marine	260.2	11%	183.6	10%	42%	744.7	12%	579.9	10%	28%
Corporate	—	—%	20.1	1%	NM	—	—%	52.8	1%	NM
Total sales	$2,340.6	100%	$1,777.7	100%	32%	$6,184.9	100%	$5,446.6	100%	14%
NM = not meaningful

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off-Road	$449.2	25.7%	$293.8	22.3%	53%	$1,062.1	23.2%	$1,020.9	25.4%	4%
On-Road	60.1	18.0%	38.7	15.0%	55%	154.7	18.0%	129.2	16.2%	20%
Marine	55.9	21.5%	41.2	22.4%	36%	169.0	22.7%	135.0	23.3%	25%
Corporate	(6.0)		46.3			0.7		64.1
Total gross profit	$559.2		$420.0		33%	$1,386.5		$1,349.2		3%
Percentage of sales	23.9%		23.6%	+26 bps		22.4%		24.8%	-236 bps
Off-Road:
Off-Road sales, inclusive of PG&A sales, increased 33 percent and 14 percent for the quarter and year-to-date periods ended September 30, 2022, respectively. The growth for the quarter was driven primarily by increased shipments, higher pricing, and favorable product mix, while the growth for the year-to-date period was driven primarily by higher pricing. Off-Road sales to customers outside of North America increased six percent and seven percent for the quarter and year-to-date periods, respectively. The growth for the quarter and year-to-date period was driven primarily by higher pricing, with the year-to-date period also benefiting from increased snowmobile shipments. The average per unit sales price for the Off-Road segment increased approximately 22 percent and 19 percent for the quarter and year-to-date periods, respectively, driven by increased product pricing.
Additional information on our end markets for the quarter:
•Polaris North America ATV unit retail sales down high-teens percent
•Polaris North America side-by-side unit retail sales down low-single digits percent
•Total Polaris North America ORV unit retail sales down high-single digits percent
•Estimated North America industry ORV unit retail sales up low-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 140 percent
Gross profit, as a percentage of sales, increased during the quarter, primarily due to increased pricing more than offsetting higher input costs. Gross profit, as a percentage of sales, decreased during the year-to-date period, primarily due to higher input costs including logistics, components, and commodity prices, plant inefficiencies related to supply chain constraints, and unfavorable product mix, partially offset by increased pricing.
On-Road:
On-Road sales, inclusive of PG&A sales, increased 30 percent and eight percent for the quarter and year-to-date periods ended September 30, 2022, respectively. The increases were primarily driven by increased Indian Motorcycle shipments, higher pricing, and increased PG&A sales. On-Road sales to customers outside of North America increased 17 percent for the quarter primarily driven by increased Indian Motorcycle shipments. On-Road sales to customers outside of North America increased one percent for the year-to-date period, primarily driven by increased pricing. The average per unit sales price for the On-Road segment decreased approximately two percent for the quarter, driven by currency rate movements while the average per unit sales price for the On-Road segment increased approximately one percent for the year-to-date period, driven by lower promotional costs and favorable product mix, partially offset by unfavorable foreign currency exchange rate movement.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales up high-single digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down low-single digits percent
•Estimated Polaris North America motorcycle dealer inventories up approximately 45 percent
Gross profit, as a percentage of sales, increased for the quarter and the year-to-date periods, driven by favorable product mix and lower promotional costs, partially offset by higher input costs and unfavorable foreign currency exchange rate movement.
Marine:
Marine sales increased 42 percent and 28 percent for the quarter and year-to-date periods, respectively, primarily due to increased unit volume, favorable product mix and pricing actions. The average per unit sales price for the Marine segment increased approximately 16 percent and 17 percent for the quarter and year-to-date periods, respectively, driven by favorable product mix and pricing actions.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down low-double digits percent
•Estimated U.S. industry pontoon unit retail sales up low-double digits percent
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods, primarily due to higher input costs and higher floor plan interest expense, partially offset by favorable product mix.

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	Nine months ended September 30,
	2022	2021	Change
Total cash provided by (used for):
Operating activities	$139.4	$135.4	$4.0
Investing activities	(152.9)	(155.5)	2.6
Financing activities	(125.3)	(301.1)	175.8

Operating Activities:
The increase in net cash provided by operating activities of continuing operations was primarily the result of lower working capital additions, partially offset by lower net income.
Beginning in 2022, the Tax Cuts and Jobs Act ("Act") eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This legislation is expected to decrease the Company's cash from operations beginning in 2022 and continue over the five year amortization period.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, distributions from and contributions to Polaris Acceptance, as well as proceeds from the sale of businesses. Proceeds from the sale of businesses more than offset an increase in property, equipment and tooling purchases and a decrease in distributions from Polaris Acceptance, resulting in less cash used for investing activities of continuing operations compared to the prior year.
Financing Activities:
The decrease in net cash used for financing activities was primarily due to increased net borrowings under debt arrangements. We recorded $336.0 million of net borrowings for the nine months ended September 30, 2022, compared to $73.7 million of net borrowings for the comparable period in 2021. The change was also driven by lower share repurchases in 2022, partially offset by lower proceeds from stock issuances under employee plans.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of September 30, 2022, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit agreement, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of September 30, 2022, there were borrowings of $378.0 million outstanding under the Revolving Loan Facility. Our credit agreement also includes a Term Loan Facility, on which $840.0 million was outstanding as of September 30, 2022. Interest is charged at rates based on LIBOR or “prime” for the credit facility. As of September 30, 2022, we had $614.5 million of availability on the Revolving Loan Facility.
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
The credit agreements governing the facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of September 30, 2022.
As of September 30, 2022, we were in compliance with all debt covenants. Our debt to total capital ratio was 68 percent as of September 30, 2022. Additionally, as of September 30, 2022, we had letters of credit outstanding of $43.0 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of September 30, 2022, our Board of Directors has authorized us to repurchase up to an additional $475.6 million of our common stock. We repurchased a total of 3.2 million shares of our common stock for $378.5 million during the first nine months of 2022, which had a favorable impact on diluted net income from continuing operations per share of 16 cents.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of September 30, 2022, the potential aggregate repurchase obligations were approximately $283.6 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of September 30, 2022:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$18.6	$0.70 to 1 AUD
Canadian Dollar	Long	167.2	$0.78 to 1 CAD
Mexican Peso	Short	65.0	22 Peso to $1
During the quarter and year-to-date periods ended September 30, 2022, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2021. We expect currencies to have a negative impact on full-year net income from continuing operations in 2022 compared to 2021.
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
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. As of September 30, 2022, there was $378.0 million outstanding on the revolving loan, $840.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income from continuing operations in 2022 compared to 2021.

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
Potential risks and uncertainties include such factors as the severity and duration of the supply-chain related constraints currently impacting the Company; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; the COVID-19 pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; product offerings, promotional activities and pricing strategies by competitors that make our products less attractive to consumers; our ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit including recessionary conditions; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability claims and other litigation expenses incurred due to the nature of our business; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment.
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
As of the date hereof, we are also party to putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection systems’ certifications, for various Polaris off-road vehicles sold in California, Oregon and Texas. The first case brought related to this matter—Guzman—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiff’s claims. The plaintiffs appealed. The Ninth Circuit recently issued two rulings that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. We have filed a petition for rehearing or rehearing en banc with respect to the decision requiring dismissal without prejudice. The second case—Hellman—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Additional similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman case have been filed in Texas (Lollar) and Oregon (Artoff).

As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in In re Polaris dismissed half of the plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. On April 28, 2022, the In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries Inc. (County of Los Angeles, Ca.). We removed the matter to federal court in June 2022 (C.D. Cal.) and have moved to dismiss the plaintiff’s claims; plaintiff filed a motion to remand the case. The district court recently denied plaintiff’s motion to remand and granted our motion to dismiss, giving plaintiff a limited time to file an amended compliant.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in Johannessohn denied class certification related to plaintiffs’ claims of excessive heat hazards in Sportsman ATVs. The Eighth Circuit subsequently affirmed that denial. On June 13, 2022, Johannessohn plaintiffs’ counsel filed a new, substantially similar putative class action in Minnesota State Court, seeking damages for alleged economic loss: Jay Miller, individually and on behalf of all others similarly situated v. Polaris Inc. (4th Dist. Minn.). We have moved to dismiss plaintiff’s claims.
With respect to each of these putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2022	100,000	$115.02	100,000	$670,208,481
August 1 — 31, 2022	1,170,000	$118.47	1,170,000	$531,605,129
September 1 — 30, 2022	500,000	$112.02	500,000	$475,599,414
Total / Average	1,770,000	$116.46	1,770,000
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of September 30, 2022, the approximate value of shares that may yet to be purchased pursuant to the Program is $475.6 million. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on October 25, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Equity for the three and nine month periods ended September 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2022 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 25, 2022	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	October 25, 2022	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)