Form 10-K
period 2022-12-31
Polaris Inc.
filed 2023-02-17
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant's telephone number, including area code: (763) 542-0500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	PII	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,911,815,000 as of June 30, 2022, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date. As of February 10, 2023, 57,076,372 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about April 27, 2023, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2023 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

  POLARIS INC.
2022 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Polaris Inc., formerly known as Polaris Industries Inc., a Minnesota corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; snowmobiles; motorcycles; moto-roadsters; quadricicycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Our products are sold online and through dealers and distributors principally located in the United States, Canada, Western Europe, Australia, and Mexico.
Business Segments
We operate in three business segments; Off Road, On Road, and Marine. Our products are sold through a network of over 2,500 independent dealers in North America, over 1,500 independent international dealers through over 25 subsidiaries, and over 90 independent distributors in over 100 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products, however some dealers carry our full line of products and, while relatively consistent, the actual number of dealers carrying our products can vary from time to time.
Off Road:
The Off Road segment primarily consists of ORVs and snowmobiles. ORVs are four-wheel vehicles designed for off-road use and traversing a wide variety of terrain, including dunes, trails, and mud. The vehicles can be multi-passenger or single passenger, are used for recreation in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The ORV industry is comprised of ATVs and side-by-side vehicles. Internationally, ATVs and side-by-sides are sold primarily in Western European countries by similar manufacturers as in North America.
Estimated North America and worldwide ORV industry retail sales are summarized as follows:

	Twelve months ended December 31,
Estimated* Approximate Industry Sales (in units)	2022	2021	2020
North America ATV retail sales	255,000	285,000	345,000
North America side-by-side retail sales	515,000	560,000	640,000
North America ORV retail sales	770,000	845,000	985,000

Worldwide ATV retail sales	360,000	415,000	465,000
Worldwide side-by-side retail sales	570,000	620,000	690,000
Worldwide ORV retail sales	930,000	1,035,000	1,155,000
*Estimates are unaudited and based on internally generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

The side-by-side market has been consistently strong over the past several years primarily due to continued innovation by manufacturers. In 2022, we continued to be the North America market share leader in off-road vehicles. Our ORV lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, and the Sportsman ATV. The full line spans 91 models, including two-, four- and six-wheel drive general purpose and recreational vehicles. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2022 ORV product introductions included the RANGER CREW XP 1000 NorthStar Big Game Edition, GENERAL XP 1000 Sport, and GENERAL 1000 Sport.
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

We sell our ORVs directly to a network of over 1,400 dealers in North America and over 1,100 international dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers. We produce and deliver our products throughout the year based on dealer, distributor, and customer orders. ORV retail sales activity at the dealer level drives orders which are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. We utilize our Retail Flow Management (“RFM”) ordering system for ORV dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
The ORV industry in the United States, Canada and other global markets is highly competitive. As an ORV original equipment manufacturer (“OEM”), our competition primarily comes from North American and Asian manufacturers. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties and a manufacturer’s ability to timely produce vehicles in response to increased consumer demand.
Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that worldwide industry sales of snowmobiles totaled approximately 130,000, 135,000, and 125,000 units for the 12 month seasons ended March 31, 2022, 2021, and 2020, respectively.
For the 12 month season ended March 31, 2022, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 68 models, ranging from youth models to utility and economy models to performance and competition models. Polaris snowmobiles are sold principally in the United States, Canada, and Northern Europe.
Key model introductions in 2022 included the new Patriot Boost Indy VR1, Patriot Boost Switchback Assault, 9R Pro RMK Slash, and 9R RMK Khaos Slash. We also launched the ProStar S4 engine available for Indy, Voyageur and Titan snowmobiles. We also manufacture a snow bike conversion kit system under the Timbersled brand and in 2022 we launched the ARO 3 Gen 2 Platform, Quick Drive Timbersled (QDT) belt drive system, and more trim levels and options.
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
We sell our snowmobiles directly to a network of over 580 dealers in North America, primarily located in the snowbelt regions of the United States and Canada, and over 300 international dealers. We offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacturing of snowmobiles generally commences in late winter of the previous season and continues through late autumn or early winter of the current season.
The global snowmobile industry is primarily comprised of North American and Japanese competitors. Competitive market share position is driven heavily by product news (styling, technology, performance) and attractiveness of promotional incentives.
Our commercial and government/defense businesses design and manufacture vehicles that support various commercial and government applications for transporting people and hauling equipment, as well as tactical defense vehicles. Our defense vehicles, which include ATVs and side-by-side vehicles with features specifically designed for military applications, provide versatile mobility for up to nine passengers, and include our DAGOR, Sportsman MV and MRZR models. We offer 39 models across our brands.
Our commercial and government/defense businesses each have their own distribution networks outside of our traditional dealer channels through which their respective vehicles are distributed. ProXD, one of our vehicle brands, is sold through a growing network of over 190 dealers and also direct to customer where permitted.

The Off Road segment also designs and sells various PG&A related to its vehicles and aftermarket products. These products include our OEM brands as well as other portfolio brands including Kolpin, Pro Armor, Klim, 509, and Trail Tech. Kolpin, Pro Armor and Trail Tech serve various accessory related needs, where Kolpin is a lifestyle brand specializing in purpose-built and universal-fit accessories for a variety of off-road vehicles and off-road outdoor enthusiasts and Pro Armor offers a lineup that specializes in accessories for performance side-by-side vehicles, snowmobiles and ATVs. Brands in our Apparel category include Klim, which specializes in premium technical riding gear for snowmobile and off-road activities, and 509, which is an aftermarket leader in snowmobile and off-road apparel, helmets and goggles. Kolpin, Pro Armor and Trail Tech are marketed through Apex Product Group, a unified sales, customer service, distribution and vertically integrated manufacturing organization. Apex allows us to access customers through strategic retail and e-commerce marketplaces, as well as dealerships (Polaris and non-Polaris), to reach owners of Polaris and other OEM’s products. Klim and 509 each have their own dealer/distributor networks.
On Road:
Our On Road segment designs and manufactures motorcycles, moto-roadsters, light duty hauling, and passenger vehicles.
Motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of several segments. We currently compete in three segments: cruisers, touring (including three-wheel), and standard motorcycles. Competition in these segments of the motorcycle industry is based on a number of factors, including styling, price, quality, reliability and the dealer network supporting the brand.
Estimated combined 900cc and above cruiser, touring, and standard market segments (including the moto-roadster Slingshot®) motorcycle industry sales in North America and worldwide are summarized as follows:

	Twelve months ended December 31,
Estimated* Industry Sales (in units)	2022	2021	2020
North America 900cc cruiser, touring, and standard retail sales	195,000	220,000	190,000
Worldwide 900cc cruiser, touring, and standard retail sales	315,000	350,000	330,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

In 2022, we held the number two position in North America market share for the 900cc+ category. Our motorcycles lineup includes Indian Motorcycle and Slingshot, a three-wheel open air roadster. Our 2023 model year line of motorcycles for Indian Motorcycle and Slingshot consists of 35 models. In 2022, Indian Motorcycle launched its all-new 2023 lineup featuring enhanced style and technology with its groundbreaking FTR lineup and three new limited edition Elite motorcycles. Polaris Slingshot launched its all-new 2023 lineup, including the Slingshot ROUSH® Edition as a new partnership collaboration with ROUSH® Performance.
We design, engineer, produce or source a variety of replacement parts and accessories for our motorcycles. Motorcycle accessories include saddle bags, handlebars, backrests, exhausts, windshields, seats, oil and various chrome accessories. We also market a full line of gear and apparel for our motorcycles, including helmets, jackets, leathers and hats. Gear and apparel is purchased from independent vendors and sold by us through our dealers, distributors, and online under our brand names.
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
We also design and manufacture vehicles that support various commercial and industrial work applications and include products in the light-duty hauling, industrial and urban/suburban commuting sub-sectors. Our vehicle brands include Goupil and Aixam which are primarily marketed in Western Europe. We offer 14 models across these brands. These businesses each have their own distribution networks through which their respective vehicles are distributed. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries.

The On Road segment also designs and sells various PG&A related to its vehicles and aftermarket products. These products include our OEM brands as well as other portfolio brands including Klim.
Marine:
Our Marine segment designs and manufactures boats which are designed to compete in key segments of the recreational marine industry, specifically pontoon and deck boats. Inclusive of the segments in which we compete, we estimate total U.S. 2022 powerboats market sales were approximately $14.0 billion, with pontoon being one of the larger segments therein.
Our brands include Bennington, Godfrey, and Hurricane, which together provide a full offering of pontoon and deck boats. These brands are strategically positioned with over 500 base models across a range of price points. We also offer custom layouts and features and work with most engine manufacturers enabling customers to build a boat that meets their specifications. We believe that the combination of our Bennington and Godfrey brands is projected to be the market share leader in pontoon boats.
In 2022, Polaris Marine launched the MY 2023 boats for the Bennington, Godfrey and Hurricane brands. Notable launches include Bennington’s LX Sport that introduced sleek rails, sport furniture, and intuitive helm design features normally found on premium models on this mid-range boat at an attractive price; Godfrey’s Mighty G cruising and fishing series designed to be powered by electric or gas propulsion; Hurricane’s refreshed lineup of Fun Deck models (1960, 2260, 2360) and the Hurricane SunDeck 2600 OB deck boat as the flagship model with its spacious design, plush interior, and power action tower.
Our extensive, experienced and loyal network of over 550 active dealers is a competitive advantage, helping to generate steady demand. Concentrated primarily in North America, this dealer network is organized into distinct sales territories supported by experienced sales representatives and leadership. Through the use of offseason incentive programs, we adhere to level production throughout the year, minimizing disruption to the workforce and vendor network.
Polaris Adventures
Our Polaris Adventures business partners with local outfitters to deliver unique ride experiences leveraging many of our global vehicle platforms. The Polaris Adventures network completed over 350,000 rides in over 190 locations in 2022. The financial results of the Polaris Adventures business is included within the Off Road and On Road segments, based on the related vehicle.
Financial Services Arrangements
Floor plan financing. We have arrangements with Polaris Acceptance (United States), a joint venture between Polaris and a subsidiary of Wells Fargo Bank, N.A., Wells Fargo affiliates (Australia, Canada, France, Germany, the United Kingdom, China and New Zealand), and a subsidiary of Huntington Bancshares Incorporated to provide floor plan financing for many of our dealers. A majority of our sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A are financed under these arrangements whereby we receive payment within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. No material losses have been incurred under these agreements during the periods presented. See Note 11 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
Customer financing. We do not offer consumer financing directly to the end users of our products. Instead, we have agreements in place with third-party financing companies to provide financing services to those end consumers. We have no material contingent liabilities for residual value or credit collection risk under these agreements.
Manufacturing and Distribution Operations
Our products are primarily assembled at our 19 global manufacturing facilities, many of which are shared across business segments. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, precision machining, welding, clutch assembly and painting. Raw materials and other component parts are purchased from third-party vendors. We have a long-term supply contract with a boat engine manufacturer, which requires a certain volume of total engine purchases, and includes favorable pricing, as well as various growth and volume incentives.

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
Sales and Marketing
Our marketing activities are designed primarily to promote and communicate with consumers to enable the marketing and selling efforts of our dealers and distributors globally. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our brands directly to consumers via digital, television, print, out of home, radio, events and sponsorships. We utilize public relations and partnerships to drive earned media. We provide advertising assets and content and partially underwrite dealer and distributor advertising to a degree and on terms which vary by brand and from year to year. We also provide print materials, signage and other promotional items for use by dealers. We spent $480.8 million, $458.2 million and $429.8 million for sales and marketing activities in 2022, 2021 and 2020, respectively. Our corporate headquarters facility is in Medina, Minnesota, and we maintain numerous sales and administrative facilities across the world.
Engineering, Research and Development, and New Product Introduction
We have over 1,400 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in Roseau, Minnesota, Wyoming, Minnesota, Elkhart, Indiana, Burgdorf, Switzerland, and Bangalore, India.
We utilize internal combustion engine testing facilities to design engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Further, we are currently executing an electrification initiative to position the Company as a leader in powersports electrification. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development personnel for our line of engines and powertrains, ORVs, and motorcycles, and our Roseau, Minnesota facility for our snowmobile, ATV and powertrain research and development. We utilize our Elkhart, Indiana facility for engineering, design and development for our boats research and development. We also own Swissauto Powersports Ltd., an engineering company that develops high-performance and high-efficiency engines and innovative vehicles.
Intellectual Property
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations include POLARIS, RANGER, RZR, GENERAL, SPORTSMAN, INDIAN MOTORCYCLE, SLINGSHOT, BENNINGTON, and KLIM. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.
We continue our focus on developing and marketing innovative, proprietary products, many of which use proprietary expertise, trade secrets, and know-how. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.
Product Safety & Regulatory Affairs
Federal, state/provincial and local governments around the world have promulgated and/or are considering promulgating laws and regulations relating to product safety and consumer use. For example: (i) the United States, the Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, snow-bikes and off-road vehicles; (ii) the National Highway Traffic Safety Administration (“NHTSA”) has federal oversight over product safety issues related to motorcycles and Slingshot; and (iii) and the U.S. Coast Guard and its foreign equivalents have oversight over the marine safety regulations for our marine products. In addition, we design our products to comply with various applicable voluntary safety standards promulgated by industry associations. While we are currently effectively managing compliance with these various regulatory schemes and standards around the world, changes in the regulatory climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows. For a more detailed discussion of these risks, please see Item 1A. Risk Factors of this Annual Report.
Human Capital Management
Best Team, Best Culture is a Polaris guiding principle. Our greatest asset is our employee base. We are committed to providing an inclusive and engaging work environment, and we aim to leverage our Polaris values to drive a positive culture. Our employees are also among our largest shareholder groups, driven by our Employee Stock Ownership Plan (“ESOP”) and our equity compensation program.
Headcount. Due to the seasonality of our business and changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been materially disruptive to operations. As of December 31, 2022, we had approximately 16,200 full-time employees globally, with approximately 5,100 in salaried roles. Our employees are based in 19 countries with approximately 45% of our employees located outside of the United States.
Commitment to diversity, equity, and inclusion. Our commitment to diversity, equity, and inclusion is foundational to our success. We have committed to a multi-year strategy, R.I.D.E. Together, that defines and progresses our commitment to Respect, Inclusion, Diversity, and Equity, with our assertion that we will make meaningful progress leveraging our full workforce (“Together”). The composition of our Board of Directors reflects our actions to make diversity a key priority. In the last four years, the Company has added three new directors resulting in a Board with a comprehensive skillset relevant to our industry and future including adding two diverse directors.
Our leaders are equipped to foster a diverse and inclusive workplace through unconscious bias training and access to similar tools to drive inclusive team conversations. We engaged an external firm to review our performance management and talent acquisition processes for any unintended biases and are leveraging the findings to inform and reinforce our market-leading practices in these areas. As members of the Corporate Partnership Council of the Society of Women Engineers (“SWE”) and the Women in Manufacturing Association (“WiM”), we have enabled team development opportunities and a pipeline for future talent. We have also created partnerships with People of Color Careers, RippleMatch, Women in Business (“WIB”), Disability Solutions, DoD Skillbridge and others to further our ability to reach a diverse candidate base. Our relationship with Code2College is helping us create a non-traditional talent pipeline for technical talent, and our early career leadership development programs are a catalyst for future diverse leaders.
Employee engagement. As a core element of our human capital management strategy, in 2021 we deployed our bi-annual engagement survey of global salaried employees. In 2021, 96% of our employees participated in the survey, and the positive responses rated Polaris in the top quartile compared with a best-in-class global normative database, on par with high performing company norms. We furthered our employee listening strategy by deploying a new hire feedback survey across our global salaried employees, soliciting feedback from employees throughout the first 18 months of employment. In 2022, our teams have been actively working to evaluate and implement opportunities for improvement identified by these sources of employee feedback.
Leadership development. As a part of our growth strategy, we are committed to strategically and intentionally developing our current employees to become the next generation of leaders through external partnerships and employee development programs such as Succeeding as a Polaris Leader and Polaris Leadership Development 1 and 2. These programs provide high potential employees opportunities to grow and prepare for next-level roles. In 2022, we expanded that investment with virtual and in-person leadership trainings across a large number of leaders and we deployed additional manager and employee skill trainings aligned to organizational capabilities. We have bolstered our succession and development processes for senior leadership, partnering with top executives to improve our pipeline for critical executive roles.
Attracting and developing early career talent remains a key element of our talent strategy. We returned to in-person internships in 2022 and leveraged our learnings from remote internships to create agile development opportunities culminating with a 3-day summit event in Minnesota providing an opportunity to learn from executives, network with other interns, participate in professional development, and ride Polaris products. Our internship programs are a key pipeline to our early career leadership development programs across engineering, operations, sales, marketing, finance, human resources and information technology. Our first leadership development program launched over 20 years ago, and the structured rotations and formal development within the programs have proven successful in bolstering our functional and management leadership succession

Employee well-being. We believe the holistic focus on well-being, including our employees’ health, safety, and financial security drives our success and is a key focus of our guiding principles. We offer our employees a total rewards package that includes competitive base pay, annual incentives, product discounts, comprehensive health and wellness benefits, and equity compensation plans that include the ESOP, Employee Stock Purchase Plan (“ESPP”), and additional incentive equity grants (for certain levels). Employees are provided with customized comprehensive total rewards statements and a guide to understanding the various pay and benefits elements of our total rewards program. Over the past year, our strong safety culture remained a primary focus as our office teams transitioned back onsite. We have continued to evolve our safety controls to protect employees working onsite. The agility of our employee base remained an advantage, with our office teams shifting to a hybrid work environment and optimizing the benefits of remote and in-person work. Wellness is a significant focus with the personalized well-being model that provides employees with the tools to manage their situations better. Financial well-being has been a focus in a multifaceted way, including an expanded 401(k) investment lineup. We also offer financial wellness education via an award-winning investment advisory firm, which teaches our employees about the navigation of market volatility and provides inflation and free one-on-one counseling sessions to employees. We expect to launch an employee relief program in 2023 that supports employees in need due to unforeseen crises. We view a comprehensive total rewards package such as this with a broad focus on employee well-being as instrumental in our ability to attract, motivate and retain quality candidates and employees to drive our strategic mission to be the global leader in powersports.
Market and Industry Data
We have obtained the market and industry data presented in this Annual Report from a combination of internal surveys, third-party information and estimates by management. There are limited sources that report on our markets and industries. As such, much of the market and industry data presented in this Annual Report is based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. While we believe internal surveys, third-party information and our estimates are reliable, we have not verified them, nor have they been verified by any independent sources and we have no assurance that the information contained in third party websites is current, up-to date, or accurate. While we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, whether any such future-looking data will be accurate involves risks and uncertainties and are subject to change based on various factors, including those factors discussed under the “Forward-Looking Statements” and in our “Risk Factors.”
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
Forward-Looking Statements
This Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, shipments, future cash flows and capital requirements, operational initiatives, supply chain, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
Potential risks and uncertainties include such factors as Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand;

the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; product offerings, promotional activities and pricing strategies by competitors that make our products less attractive to consumers; economic conditions that impact consumer spending, including recessionary conditions; the severity and duration of the COVID-19 pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability claims and other litigation expenses incurred due to the nature of the Company’s business; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment. The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
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

Information about our Executive Officers
Set forth below are the names of our executive officers as of February 17, 2023, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Michael T. Speetzen Chief Executive Officer	53
Mr. Speetzen was appointed Chief Executive Officer in April 2021; proceeding this, Mr. Speetzen was Interim Chief Executive Officer since January 2021. Mr. Speetzen joined Polaris in August 2015 as Executive Vice President and Chief Financial Officer.

Lucy Clark Dougherty Senior Vice President, General Counsel and Corporate Secretary	53	Ms. Clark Dougherty joined Polaris in January 2018 as Senior Vice President—General Counsel, Compliance Officer and Corporate Secretary.
Michael D. Dougherty President of On Road and International	55	Mr. Dougherty was appointed President of On Road and International in December 2019. Prior to this, Mr. Dougherty was President of International since September 2015.
Benjamin D. Duke President of Marine	50
Mr. Duke was appointed President of Marine in May 2022. Prior to this, Mr. Duke was General Manager of Godfrey and Hurricane Boats since joining Polaris in 2019. Prior to joining Polaris, Mr. Duke was President of the Job Site and Standby Power Group at Briggs and Stratton.

Stephen L. Eastman President of PG&A and Aftermarket	58	Mr. Eastman was appointed President of PG&A and Aftermarket in September 2015. Prior to this, Mr. Eastman was Vice President of PG&A since joining Polaris February 2012.
Robert P. Mack Chief Financial Officer and Executive Vice President of Finance and Corporate Development	53
Mr. Mack was appointed Chief Financial Officer in April 2021. Mr. Mack also serves as Executive Vice President of Finance and Corporate Development. Prior to this, Mr. Mack was Interim Chief Financial Officer since January 2021 and Senior Vice President of Corporate Development and Strategy, and President of Global Adjacent Markets and Marine.

Steven D. Menneto President of Off Road	57	Mr. Menneto was appointed President of Off Road in December 2019. Prior to this, Mr. Menneto was President of Motorcycles since September 2015.
Kenneth J. Pucel Executive Vice President—Global Operations and Chief Technology Officer	56	Mr. Pucel joined Polaris in December 2014 as Executive Vice President—Global Operations, Engineering, and Lean.
James P. Williams Senior Vice President and Chief Human Resources Officer	60	Mr. Williams joined Polaris in April 2011 as Senior Vice President and Chief Human Resources Officer.
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
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact spending on our products, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income or our customers’ budgets, such as employment levels, inflation, business conditions, the level of governmental financial assistance, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the economic impacts of natural disasters or other severe weather conditions, acts of war, including the conflict between Russia and Ukraine, and acts of terrorism, the availability of consumer credit could reduce overall spending or reduce spending on our products. A general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products could adversely affect our sales growth and profitability. A general reduction in spending by our customers for commercial equipment or a reduction in government budgets could adversely affect our related sales.
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
The primary commodities used in manufacturing our products are aluminum, steel, petroleum-based resins and certain rare earth metals used in our charging systems, as well as diesel fuel to transport products. Our profitability has been affected by fluctuations in the prices of the raw materials and commodities we use in our products and in the cost of freight and shipping to source materials, commodities, and other component parts necessary to assemble our products. We have experienced significant increases in the cost of these commodities and materials due generally to an inflationary environment driven by high demand and supply chain disruptions. Additionally, fluctuating policies and the implementation of trade regulations and trade agreements could further disrupt our supply chain or increase the cost of raw materials and commodities necessary to manufacture our products. The impact from tariffs or other trade regulations could require us to shift our manufacturing footprint or result in decreased demand for our products or restructuring actions that could impact our work force and/or our investments in research and development or other growth initiatives. All of these could increase our operational costs and materially and adversely affect our results of operations and financial condition.
Market and Competitive Risks
We face intense competition in all product lines. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets in which we operate are highly competitive. Competition in such markets is based upon several factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on additional factors, including product availability, sales and marketing support programs (such as financing and cooperative advertising), and dealer and customer perception. Certain of our competitors are more diversified and have advantageous manufacturing footprints, and may invest more heavily in intellectual property, product development, promotions and advertising. If we are not able to compete with new or enhanced products or models of our competitors, our ability to retain and attract customers and future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational, utility, and work products for the discretionary spending of our customers. A failure to effectively compete with these other competitors or adjust pricing to offset inflation or increased supply chain costs could materially and adversely affect our financial results and have a material adverse effect on our performance.
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
Our sales from new products in the past have represented a significant component of our sales and are expected to continue to represent a significant component of our future sales. We may not be able to compete as effectively in the market, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing product, execute on our electrification strategy, and develop new and innovative products in the global markets in which we compete. Product development requires significant financial, technological and other resources. There can be no assurance that our level of investment in research and development will be a sufficient competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant engineering, planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may be of a better quality, beat our products to market, and be more attractive in terms of features and price than our products.
Our continued success is dependent on positive perceptions of our Polaris brands which, if impaired, could adversely affect our sales.
We believe the strength of our Polaris brands is one of the reasons our customers choose our products. To be successful, we must preserve our reputation. Reputational value is based in large part on perceptions and opinions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in negative mainstream and social media publicity, governmental investigations, or litigation. Negative incidents, such as quality and safety concerns or incidents related to our products or actions or statements of our employees, suppliers or dealers, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. In addition, the reputation of our vendors and others with whom we choose to do business may affect our reputation.
Increased negative public perception of our products or any increased restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.
Demand for the Company’s products depends in part on their social acceptability. Public concerns about the environmental impact of the Company’s products or their perceived safety could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions or perceived land and water impacts could also negatively impact consumers’ perceptions of the Company’s products or limit access to areas where customers can use our products. Any decline in the social acceptability of the Company’s products could negatively impact sales or lead to changes in laws, rules and regulations that prevent their access to certain locations or restrict their use or manner of use in certain areas or during certain times, which could also negatively impact sales. Any material decline in the social acceptability of the Company’s products could impact the Company’s ability to retain existing customers or attract new ones which, in turn, could have a material adverse effect on its business, results of operations or financial condition.
From time to time, we manage our portfolio and grow our business through acquisitions, non-consolidating investments, alliances and new joint ventures and partnerships, which could be risky and could harm our business.
From time to time, we drive growth in our businesses and accelerate opportunities to expand our global presence and customer base through targeted acquisitions, non-consolidating investments, alliances, and new joint ventures and partnerships (each a “Strategic Transaction”) that we believe add value to our existing brands and product portfolio. Alternatively, we may not be able to identify an attractive Strategic Transaction. The benefits of a Strategic Transaction may take more time than expected to develop or integrate into our operations, and we cannot guarantee that any Strategic Transaction will ultimately produce the expected benefits.
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
Our operations and ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to manufacture our products and meet our production schedules. For example, we have continued to experience supply disruptions and sourcing challenges for various components critical to the manufacture of our products.
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
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including supply chain constraints, labor disruptions, the occurrence of a contagious disease or illness or catastrophic weather events (including events caused by climate change), the inability to manufacture at the affected facility may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. In addition, our ability to meet customer demand has been constrained by our ability to manufacture product driven largely by supply chain constraints, among other factors. There can be no assurance that our current or future manufacturing footprint will be sufficient to meet customer demand or that we will be able to successfully expand or contract our manufacturing capacity to meet demand, which could result in loss of revenue and market share.
Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Disruptions or delays at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
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
We distribute our products through numerous dealers and distributors and rely on them to retail our products to our end customers and provide service on these products. Our sales growth and profitability could be adversely affected if deterioration of business conditions or reputational harm results in a weakening of the financial condition of our dealers and distributors. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.
Our operations require significant management attention and financial resources, expose us to difficulties presented by global economic, political, regulatory, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.
Investments to increase our global presence, including adding employees and dealers and continuing to invest in business infrastructure and operations, might not produce the returns we expect, which could adversely affect our profitability. Our operations and sales are also subject to risks related to political and economic instability, including those caused by the war between Russia and Ukraine, increased costs of customizing products for foreign countries, labor market conditions, the imposition of tariffs and other trade barriers or costs, the impact of government laws and regulations, the effects of income and withholding taxes, governmental expropriation and differences in business practices in different markets, and multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters. The realization of any of these risks or unfavorable changes in the political, regulatory and business climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows.
Weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Unfavorable weather conditions may reduce demand and negatively impact sales of certain of the Company’s products. Unfavorable weather, including conditions caused in part by climate change, in any particular geographic region may have an adverse effect on sales of the Company’s products in that region. For example, lack of snowfall during winter may materially adversely affect snowmobile sales; excessive rain before and during spring and summer may materially adversely affect sales of off-road vehicles ATVs, and boats; a lack of rain in certain areas may limit boat usage and may materially adversely affect sales of boats; and wild fires can limit areas where our customers ride our off-road vehicles and ATVs. There can be no assurance that weather conditions or natural disasters will not have a material effect on our sales, production capability or component supply continuity for any of our products.
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
The manufacture, sale and usage of products expose us to significant risks associated with product liability, economic loss, and other claims. If our products are found to be defective or are used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result. This could give rise to material product liability or economic loss claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any such claims, and the effect that any such liability may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results.
The Company purchases excess insurance coverage for product liability claims for incidents occurring subsequent to the policy date that exceed our self-insured retention levels. Disputes with insurers could impact our recoveries under these policies. Furthermore, certain claims, such as economic loss claims, false marketing claims, and punitive damages, are uninsured.
Product liability claims have not historically resulted in any material adverse effects on our financial statements, however, no assurance can be given that this will not change or that material product liability or other claims against us will not be made in the future. An unanticipated adverse determination of a material product liability claim or other material claim (particularly an uninsured issue) made against us could materially and adversely affect our financial condition.
Significant product repair and/or replacement costs due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We generally provide limited warranties for our vehicles and boats. We may also provide longer warranties in certain geographical markets as determined by local regulations and customary practice or related to certain promotional programs. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods.
If a recall of our products were to be implemented, the repair and replacement costs we could incur in connection therewith could materially and adversely affect our business. Past product recalls have harmed our reputation and caused us to lose customers. Future product recalls could increasingly cause consumers to question the safety or reliability of our products and could materially impact our results of operations and financial condition.

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

We have experienced cyber-attacks, as have third-parties who manage our information technology systems and other third-party suppliers and service providers, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems, connected products, or operations as a result of such cyber-attacks. We could, however, experience material disruptions or breaches in the future. Such disruptions or breaches of our information technology systems and connected products could adversely affect our business by resulting in, among other things: (i) disruption to our business operations; (ii) compromise or loss of the information processed by those systems and products, such as intellectual property, proprietary information, or personal information; (iii) impact to the performance and/or safety of our connected products; (iv) damage to our reputation; and (v) litigation or regulatory proceedings. We are subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.
Finance and Capital Structure Risks
Fluctuations in foreign currency exchange rates could result in declines in our reported sales and net earnings.
The changing relationships of the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Swiss franc, the Mexican peso, and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. In addition, with the recent strengthening of the United States dollar, we have experienced a corresponding negative impact on our financial results with respect to our foreign operations. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions, and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
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
Expectation relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our “Geared for Good” ESG Report. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following sets forth the Company’s material properties as of December 31, 2022:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Corp	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Off	Owned	813,000
Huntsville, Alabama	Wholegoods manufacturing	Off / On	Primarily owned	1,355,000
Monterrey, Mexico	Wholegoods manufacturing	Off	Primarily owned	2,000,000
Elkhart, Indiana	Wholegoods manufacturing	M	Primarily owned	1,242,000
Opole, Poland	Wholegoods manufacturing	Off / On	Leased	365,000
Spirit Lake, Iowa	Wholegoods manufacturing	On	Owned	448,000
Chanas, France	Wholegoods manufacturing	On	Owned	196,000
Shanghai, China	Wholegoods manufacturing	Off	Leased	214,000
Bourran, France	Wholegoods manufacturing and R&D	On	Leased	105,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	On	Owned	98,000
Osceola, Wisconsin	Component parts & engine manufacturing	Off / On	Owned	293,000
Monticello, Minnesota	Component parts manufacturing	Off / On	Owned	109,000
Wyoming, Minnesota	Research and development facility	Off / On	Owned	272,000
Fernley, Nevada	Distribution center	Off / On	Owned	475,000
Wilmington, Ohio	Distribution center	Off / On	Owned	658,000
Vermillion, South Dakota	Distribution center	Off / On	Owned	610,000
Rigby, Idaho	Distribution center and office facility	Off / On	Owned	108,000
Plymouth, Minnesota	Office facility	Corp	Primarily owned	170,000
*Legend: Corp - Corporate (all segments), Off - Off Road, On - On Road, M - Marine
Including the material properties listed above and those properties not listed, we have over six million square feet of global manufacturing and research and development space. Additionally, we have over six million square feet of global warehouse and distribution center space. We also have international office facilities in Western Europe, Australia, Brazil, India, China, Japan, and Mexico.
We own substantially all tooling and machinery used in the manufacture of our products. We make ongoing capital investments in our facilities. These investments have increased production capacity for our products. We believe our current manufacturing and distribution facilities are adequate in size and suitable for our present manufacturing and distribution needs.

Item 3. Legal Proceedings
We are involved in a number of legal proceedings incidental to our business, none of which is presently expected to have a material effect on the financial results of our business.
As of the date hereof, we are party to putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection systems’ certifications for various Polaris off-road vehicles sold in California and Oregon. The first case brought related to this matter—Guzman—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit recently issued two rulings that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled a putative class action in California State Court under the name Albright. The second case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30,

2021. Additional similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman case have been filed in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff), though the Lollar and Mitchell matters have since been dismissed, and another plaintiff from the Hellman/Berlanga matter, Michael Hellman, has been dismissed.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in In re Polaris dismissed half of the plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. On April 28, 2022, the In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries Inc. (County of Los Angeles, Ca.). We removed the matter to federal court in June 2022 (C.D. Cal.) and have moved to dismiss the plaintiff’s claims; plaintiff filed a motion to remand the case. The district court denied plaintiff’s motion to remand and granted our motion to dismiss, allowing plaintiff to file an amended complaint. We recently moved to dismiss plaintiff’s amended complaint and the Court is scheduled to hold a hearing on the motion in March 2023.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in Johannessohn denied class certification related to plaintiffs’ claims of excessive heat hazards in Sportsman ATVs. The Eighth Circuit subsequently affirmed that denial. On June 13, 2022, Johannessohn plaintiffs’ counsel filed a new, substantially similar putative class action in Minnesota state court, seeking damages for alleged economic loss: Jay Miller, individually and on behalf of all others similarly situated v. Polaris Inc. (4th Dist. Minn.). After we moved to dismiss, the Miller court dismissed plaintiff’s class claims with prejudice, leaving only his individual claims for alleged economic loss.
With respect to each of these putative class action lawsuits, the Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 10, 2023, there were 1,655 shareholders of record of the Company’s common stock and the last reported sale price for shares of our common stock on the New York Stock Exchange was $115.20 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future, subject to the approval of the Company’s Board of Directors, which will depend on market and other conditions.
STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of three indexes: S&P Midcap 400 Index, S&P Composite 1500 Leisure Products Index, and Morningstar’s Global Recreational Vehicles Index. The S&P Composite 1500 Leisure Products Index will replace the Morningstar Global Recreational Vehicles Index in this analysis going forward as it includes companies that are more closely aligned with our industry and strategic direction.
The graph assumes the investment of $100 at the close on December 31, 2017 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2022. Points on the graph represent the performance as of the last business day of each of the years indicated.

Assumes $100 Invested at the close on December 31, 2017
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2022

	2017	2018	2019	2020	2021	2022
Polaris Inc.	$100.00	$63.24	$86.29	$83.01	$97.79	$91.90
S&P Midcap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
S&P Composite 1500 Leisure Products Index	100.00	80.06	103.47	119.05	144.36	100.85
Morningstar Global Recreational Vehicles Index	100.00	57.10	75.86	95.59	118.73	92.91

Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index, S&P Composite 1500 Leisure Products Index, and Morningstar’s Global Recreational Vehicles Index

175
150
125
100
75
50
2017
2018
2019
2020
2021
2022
Polaris Inc.
S&P Midcap 400 Index
S&P Composite 1500 Leisure Products Index
Morningstar Global Recreational Vehicles Index

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1–31, 2022	150,000	$101.40	150,000	$460,393,160
November 1–30, 2022	750,000	$108.34	750,000	$379,143,259
December 1–31, 2022	275,000	$109.23	275,000	$349,109,019
Total	1,175,000	$107.66	1,175,000

(1)    In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of December 31, 2022, the approximate value of shares that may yet to be purchased pursuant to the Program is $349.1 million. The Program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
 Overview
2022 was a record year for sales which totaled $8.6 billion, a 15 percent increase from 2021. The Company achieved growth across all segments and regions driven primarily by favorable product mix and higher pricing compared to 2021.
The impact of the novel coronavirus (“COVID-19”) pandemic as well as other disruptive events have impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of these factors has affected our business segments, employees, dealers, suppliers, and customers in a variety of ways.
In 2021 and the first half of 2022 we saw strong retail demand for our products. Consistent with macroeconomic trends, as we progressed through 2022, we have seen indicators of demand moderating. Due to the dynamics of the COVID-19 pandemic, heightened demand, natural disasters, and geopolitical events, including the conflict between Russia and Ukraine and related sanctions, our supply chain and manufacturing operations have experienced inefficiencies caused by production-limiting disruptions, including supplier labor shortages. Although these disruptions are moderating, we have made pricing changes to address the resulting increase in production costs.
The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Annual Report.
Full year net income from continuing operations attributable to Polaris Inc. of $602.9 million increased 22 percent from 2021, with diluted earnings per share from continuing operations increasing from $7.92 to $10.04 per share. These increases were primarily driven by higher pricing and favorable product mix.
On February 2, 2023, we announced that our Board of Directors approved a two percent increase in the quarterly cash dividend to $0.65 per share for the first quarter of 2023, representing the 28th consecutive year of increased dividends to shareholders.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Sales	$8,589.0	$7,439.2	15%	$6,281.4	18%
Cost of sales	$6,629.5	$5,688.3	17%	$4,745.7	20%
Gross profit	$1,959.5	$1,750.9	12%	$1,535.7	14%
Percentage of sales	22.8%	23.5%	-72 basis points	24.4%	-91 basis points
Operating expenses:
Selling and marketing	$480.8	$458.2	5%	$429.8	7%
Research and development	366.7	328.7	12%	288.1	14%
General and administrative	355.9	305.8	16%	296.1	3%
Goodwill impairment	—	—		81.1	NM
Total operating expenses	$1,203.4	$1,092.7	10%	$1,095.1	—%
Percentage of sales	14.0%	14.7%	-68 basis points	17.4%	-275 basis points
Income from financial services	$48.4	$53.8	(10)%	$80.4	(33)%
Operating income	$804.5	$712.0	13%	$521.0	37%

Non-operating expense:
Interest expense	$71.7	$44.2	62%	$66.8	(34)%
Other (income) expense, net	$(28.6)	$2.3	NM	$3.8	(39)%
Loss on sale of businesses	$—	$36.8	NM	$—	NM
Income from continuing operations before income taxes	$761.4	$628.7	21%	$450.4	40%
Provision for income taxes	$158.0	$132.1	20%	$89.9	47%
Effective income tax rate	20.7%	21.0%	-26 basis points	20.0%	+106 basis points

Net income from continuing operations	$603.4	$496.6	22%	$360.5	38%
Net income attributable to noncontrolling interest	(0.5)	(0.4)	25%	(0.1)	NM
Net income from continuing operations attributable to Polaris Inc.	$602.9	$496.2	22%	$360.4	38%

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$10.04	$7.92	27%	$5.75	38%
Weighted average diluted shares outstanding	60.1	62.7	(4)%	62.6	—%
NM = not meaningful

Sales:
Sales were $8,589.0 million in 2022, a 15 percent increase from $7,439.2 million in 2021. The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2022	2021
Volume	1%	9%
Product mix and price	16	8
Currency	(2)	1
	15%	18%
Favorable product mix and higher pricing contributed a 16 percent increase to sales in 2022. Volume contributed a one percent increase in 2022 driven by increased motorcycle and snowmobile shipments, partially offset by lower off-road vehicle shipments. Currency rate movements drove a two percent decrease in sales for 2022.
Volume contributed a nine percent increase in 2021 driven by increased shipments in all segments, but most significantly ORV, as well as higher PG&A sales. Product mix and price contributed an eight percent increase in 2021, primarily due to lower promotional spending and increased product pricing. Currency rate movements contributed a one percent increase for 2021.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2022	Percent of Total Sales	2021	Percent of Total Sales	Percent Change 2022 vs. 2021	2020	Percent of Total Sales	Percent Change 2021 vs. 2020
United States	$6,809.2	79%	$5,742.3	77%	19%	$5,073.5	81%	13%
Canada	606.7	7%	573.7	8%	6%	367.2	6%	56%
Other countries	1,173.1	14%	1,123.2	15%	4%	840.7	13%	34%
Total sales	$8,589.0	100%	$7,439.2	100%	15%	$6,281.4	100%	18%
Sales in the United States for 2022 increased 19 percent during the year, primarily driven by favorable product mix, higher pricing, and increased motorcycle and snowmobile shipments. Sales in the United States represented 79 percent of total Company sales in 2022.
Sales in the United States for 2021 increased 13 percent, primarily driven by increased ORV and boat shipments, as well as higher PG&A sales.
Sales in Canada for 2022 increased six percent during the year, primarily driven by favorable product mix and higher pricing. Currency rate movements had an unfavorable impact of four percentage points on sales in 2022. Sales in Canada represented seven percent of total company sales in 2022.
Sales in Canada for 2021 increased 56 percent, primarily driven by increased ORV shipments. Currency rate movements had a favorable impact of eight percentage points on sales in 2021.
Sales in other countries, primarily in Europe, increased four percent during 2022, primarily driven by increased motorcycle shipments and higher pricing. Currency rate movements had an unfavorable impact of nine percentage points on sales in 2022. Sales in other countries represented 14 percent of total company sales in 2022.
Sales in other foreign countries increased 34 percent during 2021, primarily driven by increased ORV and motorcycle shipments. Currency rate movements had a favorable impact of five percentage points on sales in 2021.

Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2022	Percent of Total Cost of Sales	2021	Percent of Total Cost of Sales	Change 2022 vs. 2021	2020	Percent of Total Cost of Sales	Change 2021 vs. 2020
Purchased materials and services	$5,606.4	84%	$4,826.8	85%	16%	$3,993.5	84%	21%
Labor and benefits	656.0	10%	568.5	10%	15%	456.5	10%	25%
Depreciation and amortization	183.6	3%	162.6	3%	13%	172.0	3%	(5)%
Warranty costs	183.5	3%	130.4	2%	41%	123.7	3%	5%
Total cost of sales	$6,629.5	100%	$5,688.3	100%	17%	$4,745.7	100%	20%
Percentage of sales	77.2%		76.5%		+72 basis points	75.6%		+91 basis points
Cost of sales increased 17 percent in 2022 primarily due to changes in product mix, as well as higher warranty, labor, raw materials, and logistics costs. Cost of sales increased 20 percent in 2021 primarily due to increased wholegood and PG&A shipments, as well as higher labor, raw materials, and logistics costs.
Gross profit:
Gross profit for 2022, as a percentage of sales, decreased primarily due to higher input costs including logistics, components, and commodity prices, plant inefficiencies related to supply chain constraints, and higher warranty costs, partially offset by higher pricing and favorable product mix.
Gross profit for 2021, as a percentage of sales, decreased primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints. The decrease was partially offset by higher sales volume, lower promotional costs and favorable pricing.
Operating expenses:
Operating expenses for 2022, in absolute dollars, increased compared to 2021, primarily due to higher research and development and general and administrative expenses. Operating expenses for 2022, as a percent of sales, decreased compared to 2021, primarily due to higher pricing and favorable mix which drove increased sales.
Operating expenses for 2021, in absolute dollars and as a percent of sales, decreased primarily due to the prior year impairment of goodwill, partially offset by an increase in total operating expenses to levels commensurate with increases in demand.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Income from Polaris Acceptance joint venture	$15.1	$7.7	96%	$18.5	(58)%
Income from retail credit agreements	34.3	41.3	(17)%	58.7	(30)%
Net income (expense) from other financial services activities	(1.0)	4.8	NM	3.2	50%
Total income from financial services	$48.4	$53.8	(10)%	$80.4	(33)%
Percentage of sales	0.6%	0.7%	-16 basis points	1.3%	-56 basis points
Income from financial services decreased 10 percent for 2022, primarily due to lower retail credit income resulting from lower retail sales, partially offset by higher wholesale financing income from Polaris Acceptance due to higher dealer inventory levels.

Interest expense:
Interest expense increased for 2022 due to higher debt levels and higher interest rates.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries. Also included in Other (income) expense, net in 2021 is a $7.7 million impairment charge related to an investment in a strategic partner that was associated with a divested business.
Loss on sale of businesses:
In the fourth quarter of 2021, we divested our GEM and Taylor-Dunn businesses which resulted in a $36.8 million loss.
Provision for income taxes:
The decrease in the effective income tax rate for 2022 was primarily due to an increased deduction for Foreign Derived Intangible Income (“FDII”) and incremental foreign tax credits, partially offset by a decrease in research and development credits, as well as the unfavorable impact of higher pretax income generated in the current period.
The increase in the effective income tax rate for 2021 was primarily due to the favorable impact of lower pretax income generated in 2020 and the release of certain income tax reserves due to favorable federal tax examination developments in 2020. The increase was partially offset by favorable income tax benefits in jurisdictions with lower tax rates, as well as favorable income tax benefits from research and development credits in 2021.
Weighted average shares outstanding:
Weighted average diluted shares outstanding decreased in 2022 primarily due to share repurchases.

Segment Results of Operations
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis as a result of the divestiture of the GEM and Taylor-Dunn businesses. As a such, the Global Adjacent Markets segment was eliminated and the results of the Company’s remaining businesses historically included within the Global Adjacent Markets segment were reclassified to the Off Road and On Road segments. All historical segment results were reclassified for comparability, including the divested businesses which are included in Corporate.
On June 30, 2022, the Company again began management of its portfolio of businesses under a new basis as a result of the divestiture of TAP. As such, the Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off Road and On Road segments. All historical segment results were reclassified for comparability.
The summary that follows provides a discussion of the results of operations of each of our three reportable segments, Off Road, On Road, and Marine. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs. Businesses that are presented as discontinued operations are excluded from the tables below.

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021	2020	Percent of Sales	Percent Change 2021 vs. 2020
Off Road	$6,436.2	75%	$5,574.6	75%	15%	$4,810.0	76%	16%
On Road	1,163.4	14%	1,031.8	14%	13%	806.7	13%	28%
Marine	989.4	11%	760.2	10%	30%	603.4	10%	26%
Corporate	—	—%	72.6	1%	NM	61.3	1%	18%
Total sales	$8,589.0	100%	$7,439.2	100%	15%	$6,281.4	100%	18%

	For the Years Ended December 31,
($ in millions)	2022	Percent of Sales	2021	Percent of Sales	Percent Change 2022 vs. 2021	2020	Percent of Sales	Percent Change 2021 vs. 2020
Off Road	$1,523.4	23.7%	$1,329.8	23.9%	15%	$1,302.0	27.1%	2%
On Road	206.3	17.7%	160.7	15.6%	28%	95.5	11.8%	68%
Marine	222.5	22.5%	170.6	22.4%	30%	116.4	19.3%	47%
Corporate	7.3		89.8		NM	21.8		NM
Total gross profit	$1,959.5	22.8%	$1,750.9	23.5%	12%	$1,535.7	24.4%	14%
NM = not meaningful
Off Road:
Off Road sales, inclusive of PG&A sales, increased 15 percent in 2022 driven by favorable product mix and higher pricing. Sales to customers outside of North America increased five percent in 2022 driven by higher pricing and increased snowmobile shipments. The average per unit sales price for the Off Road segment increased approximately 18 percent, driven by higher pricing.
Additional information on our end markets for 2022:
•Polaris North America ATV unit retail sales down low-twenties percent
•Polaris North America side-by-side unit retail sales down mid-teens percent
•Total Polaris North America ORV unit retail sales down high-teens percent
•Estimated North America industry ORV unit retail sales down about 10 percent
•Total Polaris North America ORV dealer inventories up approximately 140 percent
•Polaris North America snowmobile unit retail sales for the 2022-2023 season-to-date period through December 31, 2022 down mid-single digits percent
•Estimated North America industry snowmobile unit retail sales for the 2022-2023 season-to-date period through December 31, 2022 up low-single digits percent
•Total Polaris North America snowmobile dealer inventories up approximately 45 percent
Gross profit, as a percentage of sales, decreased in 2022 primarily due to higher input costs including logistics, components, and commodity prices, plant inefficiencies related to supply chain constraints, and higher warranty costs, mostly offset by higher pricing.
Off Road sales increased 16 percent in 2021 driven by broad-based demand and shipments across ATV and side-by-side product lines, including PG&A, as well as increased pricing. Gross profit, as a percentage of sales, decreased in 2021 primarily due to higher input costs including logistics, components, and commodity prices, as well as plant inefficiencies related to supply chain constraints, partially offset by favorable mix, lower promotional costs, and higher pricing.

On Road:
On Road sales, inclusive of PG&A sales, increased 13 percent in 2022 driven by higher pricing and increased shipments. On Road sales to customers outside of North America increased four percent in 2022 driven by higher pricing, partially offset by unfavorable foreign currency exchange rate movement. The average per unit sales price for the On Road segment increased two percent, driven by favorable product mix and higher pricing.
Additional information on our On Road end markets for 2022:
•Indian Motorcycle North America unit retail sales down low-twenties percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycle unit retail sales down low-double digits percent
•Polaris North America motorcycle dealer inventories up approximately 90 percent
Gross profit, as a percentage of sales, increased in 2022 primarily due to favorable product mix and lower promotional costs, partially offset by higher input costs, warranty costs, and unfavorable foreign currency exchange rate movement.
On Road sales increased 28 percent in 2021 driven by increased Indian motorcycle and Slingshot shipments as a result of strong retail sales, lower promotional costs, and higher PG&A sales. Gross profit, as a percentage of sales, increased in 2021 primarily due to lower promotional costs, partially offset by increased input costs related to supply chain constraints.
Marine:
Marine sales increased 30 percent, primarily due to favorable product mix and increased shipments. The average per unit sales price for the Marine segment increased 15 percent, driven by favorable product mix.
Additional information on our boat end markets for 2022:
•Polaris U.S pontoon unit retail sales down mid-twenties percent
•Estimated U.S. industry pontoon unit retail sales down high-single digits percent
Gross profit, as a percentage of sales, increased slightly primarily due to favorable product mix, mostly offset by higher input costs and higher floor plan interest expense.
Marine sales increased 26 percent in 2021, primarily due to increased production levels driven by retail and demand, as well as higher pricing and favorable mix. Gross profit, as a percentage of sales, increased in 2021, primarily due to favorable product mix, partially offset by higher input costs related to supply chain constraints.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating and financing activities. Our primary uses of funds have been for acquisitions, repurchases and retirement of common stock, capital investments, new product development, and cash dividends to shareholders. The seasonality of production and shipments cause working capital requirements to fluctuate during the year and year to year.
We believe that existing cash balances, cash flow to be generated from operating activities and borrowing capacity under the credit facility arrangement will be sufficient to fund operations, new product development, cash dividends, share repurchases, and capital requirements for at least the next 12 months and for the foreseeable future thereafter.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	For the Years Ended December 31,
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Total cash provided by (used for):
Operating activities	$534.5	$286.8	$247.7	$961.8	$(675.0)
Investing activities	(319.3)	(288.4)	(30.9)	(141.1)	(147.3)
Financing activities	(363.2)	(107.6)	(255.6)	(415.4)	307.8
Operating Activities:
The increase in net cash provided by operating activities of continuing operations in 2022 was primarily the result of lower working capital additions and higher net income from continuing operations, partially offset by the impact of the Tax Cuts and Jobs Act (the "Act") which, beginning in 2022, eliminated the option to deduct research and development expenditures and instead capitalize and amortize such expenditures over future periods.
The decrease in net cash provided by operating activities of continuing operations in 2021 was primarily the result of higher working capital additions due to increases in inventory driven by strong end-market demand and supply chain inefficiencies, partially offset by higher net income.
Investing Activities:
The primary sources and uses of cash in 2022 and 2021 were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, distributions from and contributions to Polaris Acceptance, as well as proceeds from the sale of businesses. Net cash used for investing activities of continuing operations increased in 2022 due to a net a decrease in distributions from Polaris Acceptance and an increase in property, equipment and tooling purchases, partially offset by proceeds from the sale of businesses. Net cash used for investing activities of continuing operations increased in 2021 due to an increase in property, equipment and tooling purchases.
Financing Activities:
The increase in net cash used for financing activities was primarily due to lower proceeds from stock issuances under employee plans and decreased net borrowings under debt arrangements, finance lease obligations and notes payable. Net borrowings totaled $257.7 million in 2022 compared $351.3 million in 2021. Higher share repurchases also contributed to the increase.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of December 31, 2022, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit agreement, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of December 31, 2022, there were borrowings of $312.9 million outstanding under the Revolving Loan Facility. Our credit agreement also includes a Term Loan Facility, on which $828.0 million was outstanding as of December 31, 2022. Interest is charged at rates based on adjusted Term SOFR for the credit facility. As of December 31, 2022, we had $679.6 million of availability on the Revolving Loan Facility.
In December 2021, we amended the credit agreement to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, we further amended the unsecured credit facility to extend the maturity date of the Incremental Term Loan to December 15, 2023. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million

Incremental Term Loan, we are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months.
The credit agreements governing the facility and the Master Note Purchase Agreement contain covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four-quarter basis.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the we completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners following the closing date of the mthrough July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of December 31, 2022.
As of December 31, 2022 and 2021, we were in compliance with all debt covenants. Our debt to total capital ratio was 65 percent and 60 percent as of December 31, 2022 and 2021, respectively. Additionally, as of December 31, 2022, we had letters of credit outstanding of $38.5 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of December 31, 2022, our Board of Directors has authorized us to repurchase up to an additional $349.1 million of our common stock. We repurchased a total of 4.4 million shares of our common stock for $505.0 million during 2022, which had a favorable impact on diluted net income from continuing operations per share of 33 cents.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. The amount financed by worldwide dealers under these arrangements related to snowmobiles, ORVs, motorcycles, boats and related PG&A as of December 31, 2022 and 2021, was approximately $1,893.9 million and $946.7 million, respectively. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of December 31, 2022, the potential aggregate repurchase obligations were approximately $413.5 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. During 2022, consumers financed 23 percent of our vehicles sold in the United States through these arrangements. The volume of installment credit contracts written in calendar year 2022 with these institutions was $1,098.0 million, a one percent increase from 2021.

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

Revenue recognition. With respect to wholegood vehicles, boats, and PG&A, revenue is recognized when we transfer control of the product to our customer (primarily dealers and distributors). With respect to services provided by us, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the term of the service period. Revenue is measured based on the amount of consideration that we expect to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes collected from a customer concurrent with revenue-producing activities are excluded from revenue. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future. We have agreed to repurchase products repossessed by the finance companies up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product.
Sales promotions and incentives. We accrue for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs, planned programs, and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. As of December 31, 2022 and 2021, accrued sales promotions and incentives were $127.0 million and $96.9 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We typically provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Our standard warranties require us, generally through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. As of December 31, 2022 and 2021, the accrued warranty liability was $172.9 million and $132.9 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume. Amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future and have a material adverse effect on our financial condition.
Product liability. We are subject to product liability claims in the normal course of business. In 2012, we began purchasing excess insurance coverage for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize claims experience, historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2022 and 2021, we had accruals of $107.5 million and $70.3 million, respectively, for the probable payment of pending claims related to product liability litigation associated with our products. Adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition.
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
In the fourth quarter of 2022, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a qualitative assessment for all reporting units.
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
In the fourth quarter of 2022, we completed the annual impairment test. It was determined that our indefinite lived intangible assets were not impaired.

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
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The total impact of commodities, had an unfavorable impact on our gross profit margins for 2022 when compared to 2021. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a favorable impact on our gross profit margins for 2023 when compared to 2022.
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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $20 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $53 million.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2022:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$13.7	$0.69 to 1 AUD
Canadian Dollar	Long	$93.3	$0.76 to 1 CAD
Mexican Peso	Short	$47.0	22 Peso to $1

In 2022, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2021. We expect currencies to have a negative impact on net income in 2023 compared to 2022.
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
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of December 31, 2022, there was $312.9 million outstanding on the revolving loan, $828.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. Based on the unhedged variable-rate debt included in our debt portfolio as of December 31, 2022, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $8 million.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.
Management’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Chief Executive Officer

/S/ ROBERT P. MACK

Robert P. Mack
Chief Financial Officer
February 17, 2023
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on Internal Control over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

Product Liability

Description of the Matter	At December 31, 2022, the Company had an accrual of $107.5 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. As discussed in Note 14 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records product liability reserves for losses that are probable and reasonably estimable, utilizing historical trends and actuarial analysis, along with an analysis of current claims.

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
Minneapolis, Minnesota
February 17, 2023

POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$324.5	$502.3
Trade receivables, net	343.0	227.9
Inventories, net	1,896.1	1,510.7
Prepaid expenses and other	183.7	150.9
Income taxes receivable	20.3	4.0
Current assets held for sale	—	163.2
Total current assets	2,767.6	2,559.0
Property and equipment, net	1,018.4	927.7
Investment in finance affiliate	93.1	49.3
Deferred tax assets	210.5	162.9
Goodwill and other intangible assets, net	910.6	935.2
Operating lease assets	111.0	90.5
Other long-term assets	106.7	97.2
Long-term assets held for sale	—	226.0
Total assets	$5,217.9	$5,047.8
Liabilities and Equity
Current liabilities:
Current portion of debt, finance lease obligations and notes payable	$553.6	$553.3
Accounts payable	847.6	776.0
Accrued expenses	896.8	756.5
Current operating lease liabilities	24.1	19.4
Income taxes payable	6.5	17.1
Current liabilities held for sale	—	107.8
Total current liabilities	2,328.6	2,230.1
Long-term income taxes payable	11.7	13.3
Finance lease obligations	9.9	12.1
Long-term debt	1,494.3	1,235.3
Deferred tax liabilities	4.6	5.5
Long-term operating lease liabilities	87.0	71.3
Other long-term liabilities	167.7	176.6
Long-term liabilities held for sale	—	66.1
Total liabilities	$4,103.8	$3,810.3
Deferred compensation	$12.6	$11.2
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 57.0 and 60.4 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,152.1	1,143.8
Retained earnings	33.8	157.3
Accumulated other comprehensive loss, net	(87.5)	(77.4)
Total shareholders’ equity	1,099.0	1,224.3
Noncontrolling interest	2.5	2.0
Total equity	1,101.5	1,226.3
Total liabilities and equity	$5,217.9	$5,047.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Sales	$8,589.0	$7,439.2	$6,281.4
Cost of sales	6,629.5	5,688.3	4,745.7
Gross profit	1,959.5	1,750.9	1,535.7
Operating expenses:
Selling and marketing	480.8	458.2	429.8
Research and development	366.7	328.7	288.1
General and administrative	355.9	305.8	296.1
Goodwill impairment	—	—	81.1
Total operating expenses	1,203.4	1,092.7	1,095.1
Income from financial services	48.4	53.8	80.4
Operating income	804.5	712.0	521.0
Non-operating expense:
Interest expense	71.7	44.2	66.8
Other (income) expense, net	(28.6)	2.3	3.8
Loss on sale of businesses	—	36.8	—
Income from continuing operations before income taxes	761.4	628.7	450.4
Provision for income taxes	158.0	132.1	89.9
Net income from continuing operations	603.4	496.6	360.5
Loss from discontinued operations, net of tax	(13.2)	(2.3)	(235.6)
Loss from sale of discontinued operations, net of tax	(142.6)	—	—
Net income	447.6	494.3	124.9
Net income attributable to noncontrolling interest	(0.5)	(0.4)	(0.1)
Net income attributable to Polaris Inc.	$447.1	$493.9	$124.8

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$603.4	$496.6	$360.5
Less net income attributable to noncontrolling interest	(0.5)	(0.4)	(0.1)
Net income from continuing operations attributable to Polaris Inc. common shareholders	602.9	496.2	360.4
Net loss from discontinued operations attributable to Polaris Inc. common shareholders	(155.8)	(2.3)	(235.6)
Net income attributable to Polaris Inc.	$447.1	$493.9	$124.8

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$10.17	$8.10	$5.83
Discontinued operations	$(2.63)	$(0.04)	$(3.81)
Basic	$7.54	$8.06	$2.02
Diluted
Continuing operations	$10.04	$7.92	$5.75
Discontinued operations	$(2.60)	$(0.04)	$(3.76)
Diluted	$7.44	$7.88	$1.99
Weighted average shares outstanding:
Basic	59.3	61.3	61.9
Diluted	60.1	62.7	62.6
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$447.6	$494.3	$124.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(25.3)	(30.4)	24.2
Unrealized gain (loss) on derivative instruments	14.9	11.1	(9.4)
Retirement plan and other activity	0.3	0.3	(0.5)
Comprehensive income	437.5	475.3	139.2
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.4)	(0.1)
Comprehensive income attributable to Polaris Inc.	$437.0	$474.9	$139.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2019	61.4	$0.6	$892.8	$287.3	$(72.7)	$0.2	$1,108.2
Employee stock compensation	0.6	—	65.3	—	—	—	65.3
Deferred compensation	—	—	0.5	0.8	—	—	1.3
Proceeds from stock issuances under employee plans	0.5	—	33.6	—	—	—	33.6
Cash dividends declared	—	—	—	(152.5)	—	—	(152.5)
Repurchase and retirement of common shares	(0.6)	—	(8.3)	(42.0)	—	—	(50.3)
Net income	—	—	—	124.8	—	0.1	124.9
Other comprehensive income	—	—	—	—	14.3	—	14.3
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.5	—	62.7	—	—	—	62.7
Deferred compensation	—	—	1.3	(0.2)	—	—	1.1
Proceeds from stock issuances under employee plans	1.8	—	156.1	—	—	—	156.1
Cash dividends declared	—	—	—	(153.4)	—	—	(153.4)
Repurchase and retirement of common shares	(3.8)	—	(60.2)	(401.4)	—	—	(461.6)
Net income	—	—	—	493.9	—	0.4	494.3
Contributions	—	—	—	—	—	1.3	1.3
Other comprehensive loss	—	—	—	—	(19.0)	—	(19.0)
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.6	—	60.0	—	—	—	60.0
Deferred compensation	—	—	(2.5)	1.1	—	—	(1.4)
Proceeds from stock issuances under employee plans	0.4	—	34.1	—	—	—	34.1
Cash dividends declared	—	—	—	(150.0)	—	—	(150.0)
Repurchase and retirement of common shares	(4.4)	—	(83.3)	(421.7)	—	—	(505.0)
Net income	—	—	—	447.1	—	0.5	447.6
Other comprehensive loss	—	—	—	—	(10.1)	—	(10.1)
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Polaris Inc. declared cash dividends of $2.56, $2.52, and $2.48 per share for the years ended December 31, 2022, 2021, and 2020, respectively.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$447.6	$494.3	$124.9
Loss from discontinued operations, net of tax	13.2	2.3	235.6
Loss from sale of discontinued operations, net of tax	142.6	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232.8	216.4	235.8
Noncash compensation	62.9	60.6	65.3
Noncash income from financial services	(15.1)	(7.7)	(18.5)
Deferred income taxes	(48.9)	15.2	(83.7)
Loss on sale of businesses, net	—	34.8	—
Goodwill impairment	—	—	81.1
Other, net	(0.5)	7.1	1.8
Changes in operating assets and liabilities:
Trade receivables	(122.6)	1.8	(64.6)
Inventories	(391.1)	(490.1)	(61.3)
Accounts payable	71.7	31.2	324.2
Accrued expenses	131.1	(62.3)	42.5
Income taxes payable/receivable	18.4	(3.8)	104.4
Prepaid expenses and other, net	(7.6)	(13.0)	(25.7)
Net cash provided by operating activities of continuing operations	534.5	286.8	961.8
Net cash provided by (used for) operating activities of discontinued operations	(25.9)	6.9	56.8
Net cash provided by operating activities	508.6	293.7	1,018.6
Investing Activities:
Purchase of property and equipment	(306.6)	(282.8)	(204.3)
Investment in finance affiliate	(59.3)	(42.2)	(30.6)
Distributions from finance affiliate	30.6	60.0	100.4
Investment in other affiliates	(26.2)	(23.4)	(6.6)
Proceeds from sale of businesses, net	42.2	—	—
Net cash used for investing activities of continuing operations	(319.3)	(288.4)	(141.1)
Net cash used for investing activities of discontinued operations	(5.3)	(15.5)	(9.6)
Net cash used for investing activities	(324.6)	(303.9)	(150.7)
Financing Activities:
Borrowings under debt arrangements	2,987.5	2,424.3	1,365.5
Repayments under debt arrangements	(2,729.8)	(2,073.0)	(1,611.7)
Repurchase and retirement of common shares	(505.0)	(461.6)	(50.3)
Cash dividends to shareholders	(150.0)	(153.4)	(152.5)
Proceeds from stock issuances under employee plans	34.1	156.1	33.6
Net cash used for financing activities	(363.2)	(107.6)	(415.4)
Impact of currency exchange rates on cash balances	(10.2)	(10.6)	8.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(189.4)	(128.4)	461.2
Cash, cash equivalents and restricted cash at beginning of period	529.1	657.5	196.3
Cash, cash equivalents and restricted cash at end of period	$339.7	$529.1	$657.5

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$71.2	$44.8	$67.0
Income taxes paid	$194.4	$124.4	$65.5
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$324.5	$502.3	$631.7
Current assets held for sale	—	6.9	3.0
Other long-term assets	15.2	19.9	22.8
Total	$339.7	$529.1	$657.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Inc. (“Polaris” or the “Company”), a Minnesota corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Polaris products are sold worldwide online and through a network of independent dealers and distributors. The primary markets for the Company’s products are the United States, Canada, Western Europe, Australia and Mexico.
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
The Company evaluates consolidation of entities under Accounting Standards Codification (ASC) Topic 810. This Topic requires management to evaluate whether an entity or interest is a variable interest entity and whether the company is the primary beneficiary. The Company used the guidelines to analyze the Company’s relationships and concluded that there were no variable interest entities requiring consolidation by the Company.
Reclassifications. Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. The reclassifications had no impact on the consolidated balance sheets, statements of income, comprehensive income, equity, or cash flows, as previously reported. Refer to Note 16 for additional information.
On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business. The operating results of the TAP business are reported in loss from discontinued operations, net of tax in the consolidated statements of income for all periods presented. In addition, the related assets and liabilities are reported as assets and liabilities held for sale in the consolidated balance sheets. All amounts and disclosures included in the notes to consolidated financial statements reflect only the Company's continuing operations, unless otherwise noted. Refer to Note 4 for additional information.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	December 31, 2022	December 31, 2021
Assets
Non-qualified deferred compensation assets	Level 1	$39.8	$52.4
Foreign exchange contracts, net	Level 2	8.4	2.1
Interest rate contracts, net	Level 2	5.9	—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(39.8)	$(52.4)
Interest rate contracts, net	Level 2	—	(7.8)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables and short-term debt, including current maturities of long-term debt, finance lease obligations and notes payable, approximate their fair values. As of December 31, 2022 and December 31, 2021, the fair value of the Company’s long-term debt, finance lease obligations and notes payable was approximately $2,070.3 million and $1,870.0 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, finance lease obligations and notes payable including current maturities was $2,057.8 million and $1,800.7 million as of December 31, 2022 and December 31, 2021, respectively.
The Company measures certain assets and liabilities at fair value on a nonrecurring basis. The Company will impair or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. The amount of loss is determined by measuring the investment at fair value. Refer to Note 12 for additional information.
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
Investment in finance affiliate. The caption investment in finance affiliate in the consolidated balance sheets represents the Company’s fifty percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 11 for additional information.
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
Property and equipment. Property and equipment is stated at historical cost. Depreciation is determined using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and from 1-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included within depreciation expense. Fully-depreciated tooling is eliminated from the accounting records annually. The Company recorded $214.0 million, $193.4 million, and $198.2 million of depreciation expense for the years ended December 31, 2022, 2021, and 2020, respectively. Substantially all of the Company’s property and equipment is located in North America.
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
For its annual test in 2022, the Company completed a qualitative assessment for all reporting units.
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
Refer to Note 8 for additional information on goodwill and other intangible assets.
Revenue recognition. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the amount of consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the contract liabilities section.
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
Sales promotions and incentives. The Company accrues for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs, planned programs, and historical rates for each product line. The Company records these amounts as a liability in the consolidated balance sheet until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
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
Advertising expenses. The Company records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2022, 2021 and 2020, the Company incurred $87.6 million, $90.8 million and $95.8 million of advertising expenses, respectively.
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
The activity in the warranty reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$132.9	$138.6	$134.0
Reductions to reserve related to divestitures	—	(2.1)	—
Additions charged to expense	183.5	130.4	123.7
Warranty claims paid, net	(143.5)	(134.0)	(119.1)
Balance at end of year	$172.9	$132.9	$138.6
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
All stock options have time-based vesting conditions. The Company estimates the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock unit awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in gross profit and operating expenses. Fluctuations in the Company’s stock price can have an effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in the Company’s stock price is recognized in the period of the change, and is reflected in gross profit and operating expenses. Refer to Note 5 for additional information.
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
The Company enters into commodity hedging contracts in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
Refer to Note 15 for additional information regarding derivative instruments and hedging activities.
Foreign currency translation. The functional currency for the Company’s foreign subsidiaries is typically their respective local currencies. The assets and liabilities in the Company’s foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of the Company’s foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other (income) expense, net in the consolidated statements of income.
New accounting pronouncements.
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The FASB also issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 in December 2022, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted ASU 2020-04, ASU 2021-01, and ASU 2022-06. The adoption of the ASUs did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Supplemental Balance Sheet Information

In millions	December 31, 2022	December 31, 2021
Inventories
Raw materials and purchased components	$843.5	$720.2
Service parts, garments and accessories	371.1	276.4
Finished goods	768.2	588.2
Less: reserves	(86.7)	(74.1)
Inventories, net	$1,896.1	$1,510.7
Property and equipment
Land, buildings and improvements	$539.1	$501.1
Equipment and tooling	1,645.0	1,598.3
	2,184.1	2,099.4
Less: accumulated depreciation	(1,165.7)	(1,171.7)
Property and equipment, net	$1,018.4	$927.7
Accrued expenses
Compensation	$212.3	$205.9
Warranties	172.9	132.9
Sales promotions and incentives	127.0	96.9
Dealer holdback	129.7	98.9
Other accrued expenses	254.9	221.9
Accrued expenses	$896.8	$756.5

Note 3. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	For the Year Ended December 31, 2022
	Off Road	On Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$4,999.9	$956.5	$989.4	$—	$6,945.8
PG&A	1,436.3	206.9	—	—	1,643.2
Total revenue	$6,436.2	$1,163.4	$989.4	$—	$8,589.0

Revenue by geography
United States	$5,233.3	$614.2	$961.7	$—	$6,809.2
Canada	536.0	43.5	27.2	—	606.7
EMEA	421.4	423.2	0.1	—	844.7
APLA	245.5	82.5	0.4	—	328.4
Total revenue	$6,436.2	$1,163.4	$989.4	$—	$8,589.0

	For the Year Ended December 31, 2021
	Off Road	On Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$4,251.7	$847.6	$760.2	$59.8	$5,919.3
PG&A	1,322.9	184.2	—	12.8	1,519.9
Total revenue	$5,574.6	$1,031.8	$760.2	$72.6	$7,439.2

Revenue by geography
United States	$4,422.5	$514.3	$737.4	$68.1	$5,742.3
Canada	517.6	33.1	22.6	0.4	573.7
EMEA	402.3	400.2	0.2	0.5	803.2
APLA	232.2	84.2	—	3.6	320.0
Total revenue	$5,574.6	$1,031.8	$760.2	$72.6	$7,439.2

	For the Year Ended December 31, 2020
	Off Road	On Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$3,731.4	$669.0	$603.4	$49.5	$5,053.3
PG&A	1,078.6	137.7	—	11.8	1,228.1
Total revenue	$4,810.0	$806.7	$603.4	$61.3	$6,281.4

Revenue by geography
United States	$3,995.2	$427.1	$592.4	$58.8	$5,073.5
Canada	332.4	23.6	11.0	0.2	367.2
EMEA	324.5	289.2	—	1.1	614.8
APLA	157.9	66.8	—	1.2	225.9
Total revenue	$4,810.0	$806.7	$603.4	$61.3	$6,281.4
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
The Company expects to recognize approximately $35.5 million of the unearned amount over the next 12 months and $75.6 million thereafter. The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$108.3	$89.1	$63.1
New contracts sold	49.1	55.0	49.0
Revenue recognized on existing contracts	(46.3)	(35.8)	(23.0)
Balance at end of year	$111.1	$108.3	$89.1
The unamortized ESC premiums recorded in other current liabilities totaled $35.5 million and $34.7 million as of December 31, 2022 and 2021, respectively, while the amount recorded in other long-term liabilities totaled $75.6 million and $73.6 million as of December 31, 2022 and 2021, respectively.

Note 4. Divestitures and Discontinued Operations
2021 Divestitures.
In an effort to more strategically allocate the Company’s resources, the Company sold its Global Electric Motorcar (“GEM”) and Taylor-Dunn businesses on December 31, 2021. The sale resulted in a loss of $36.8 million. As a result of this divestiture, the Company eliminated its Global Adjacent Markets segment on January 1, 2022. All segment results were reclassified for comparability. The 2021 and 2020 financial results of these businesses are reflected in Corporate.
2022 Divestitures.
On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business, an aftermarket parts business, for a sales price, net of post-closing purchase price adjustments, of $42.2 million. TAP is a vertically integrated manufacturer, distributor, retailer, and installer of off-road Jeep and truck parts and accessories. The transaction included TAP’s full portfolio of operations, including all brands, product lines, manufacturing operations, distribution facilities, more than 100 4 Wheel Parts retail locations, and more than 1,700 TAP employees.
The results of TAP have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. For the year ended December 31, 2022, a loss on sale of $187.6 million was recorded which resulted in a $45.0 million income tax benefit.
TAP was historically included within the Company’s Aftermarket segment; however, as a result of the divestiture, the Company began management of its portfolio of businesses under a new basis as of June 30, 2022. The Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off Road and On Road segments. The comparative 2021 and 2020 segment results were reclassified for comparability.
Results of discontinued operations were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Sales	$349.3	$759.0	$746.5
Cost of sales	262.9	567.3	572.1
Other costs and expenses	100.9	194.7	483.4
Loss from discontinued operations before income taxes	(14.5)	(3.0)	(309.0)
Income tax benefit	(1.3)	(0.7)	(73.4)
Loss from discontinued operations, net of tax	(13.2)	(2.3)	(235.6)

Loss from sale of discontinued operations	187.6	—	—
Provision for income taxes	(45.0)	—	—
Loss from sale of discontinued operations, net of tax	142.6	—	—

Net loss from discontinued operations	$(155.8)	$(2.3)	$(235.6)

The carrying amounts of major classes of assets and liabilities of discontinued operations were as follows (in millions):

December 31, 2021
Cash	$6.9
Trade receivables	12.6
Inventories, net	134.1
Other current assets	9.6
Current assets held for sale	$163.2

Property and equipment, net	$47.7
Intangible assets, net	102.3
Operating lease assets	74.8
Other long-term assets	1.2
Long-term assets held for sale	$226.0

Accounts payable	$21.5
Accrued expenses and other current liabilities	66.5
Current operating lease liabilities	19.8
Current liabilities held for sale	$107.8

Long-term operating lease liabilities	$57.2
Other long-term liabilities	8.9
Long-term liabilities held for sale	$66.1

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
 Stock option awards granted to date under the Omnibus Plan generally vest one to four years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 243,000 deferred stock units to its non-employee directors under the Omnibus Plan (with grants of 17,000, 10,000 and 20,000 units in 2022, 2021 and 2020, respectively), which will be converted into common stock when the director’s board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively restricted stock) awarded under the Omnibus Plan generally vest after a one to four year period. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. A maximum of 500,000 shares of common stock has been authorized under the Director Plan, of which 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2022. Authorized shares under the Director Plan were exhausted in 2017. Since 2017, the Company has granted a total of 67,000 common stock equivalents to its non-employee directors under the Omnibus Plan (with grants of 11,000, 8,000 and 13,000 units in 2022, 2021 and 2020, respectively). As of December 31, 2022 and 2021, the Company’s liability under the plans for the common stock equivalents totaled $9.2 million and $8.8 million, respectively.

The Company maintains a long-term incentive program under which awards are issued for certain employees. Long-term incentive program awards are granted in restricted stock units and stock options and are accounted for as equity awards.
Share-based compensation expense. The amount of compensation cost for share-based awards recognized during a period is based on the portion of the awards that are ultimately expected to vest.
Total share-based compensation expenses were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Option awards	$11.4	$9.8	$13.8
Other share-based awards	39.2	40.9	40.9
Total share-based compensation before tax	50.6	50.7	54.7
Tax benefit	12.0	12.1	13.1
Total share-based compensation expense included in net income	$38.6	$38.6	$41.6
These share-based compensation expenses are reflected in cost of sales and operating expenses in the consolidated statements of income. As of December 31, 2022, there was $52.4 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.2 years. Included in unrecognized share-based compensation expense is approximately $5.1 million related to stock options and $47.3 million for restricted stock.
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient. See Note 6 for additional information.
General stock option and restricted stock information. The following summarizes stock option activity and the weighted average exercise price for the Omnibus Plan for the year ended December 31, 2022:

	Omnibus Plan (Active)
	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2021	3,279,701	$104.29
Granted	346,535	113.11
Exercised	(351,332)	87.36
Forfeited/Expired	(151,161)	125.59
Balance as of December 31, 2022	3,123,743	$106.16

Options exercisable as of December 31, 2022	2,504,752	$104.91
 The weighted average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2022 was 5.2 years and 4.4 years, respectively. Substantially all unvested outstanding options are expected to vest.
The following assumptions were used to estimate the weighted average fair value of options granted of $37.41, $36.77 and $21.76 during the years ended December 31, 2022, 2021 and 2020, respectively:

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average volatility	43%	43%	34%
Expected dividend yield	2.2%	2.1%	2.6%
Expected term (in years)	4.9	4.7	4.5
Weighted average risk free interest rate	1.7%	0.5%	1.4%

The total intrinsic value of options exercised during the year ended December 31, 2022 was $9.9 million. The total intrinsic value of options outstanding and of options outstanding and exercisable as of December 31, 2022, was $35.7 million and $33.6 million, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average volatility	48%	49%	35%
Expected dividend yield	2.2%	2.1%	2.6%
Expected term (in years)	3.0	3.0	3.0
Weighted average risk free interest rate	1.5%	0.2%	1.4%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during 2022, 2021, and 2020 was $146.08, $165.54, and $98.09 per award, respectively.
The following table summarizes restricted stock activity for the year ended December 31, 2022:

	Shares Outstanding	Weighted Average Grant Price
Balance as of December 31, 2021	1,063,753	$101.72
Granted	347,083	119.42
Vested	(443,170)	91.05
Forfeited/Cancelled	(101,648)	109.24
Balance as of December 31, 2022	866,018	$113.40
Expected to vest as of December 31, 2022	904,410	$112.52
The shares granted above include 66,184 performance restricted stock unit awards. These performance grants are the number of shares that would be earned at the target level of performance. The number of shares of Polaris common stock that could actually be delivered at the end of the three-year performance period for performance restricted stock units may be anywhere from 0% to 200% of target for each performance share, depending on the performance of the Company during such performance period.
The total intrinsic value of restricted stock expected to vest as of December 31, 2022 was $91.3 million. The total intrinsic value is based on the Company’s closing stock price on the last trading day of the year. The weighted average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2022, 2021 and 2020 were $119.42, $122.08 and $92.23, respectively.

Note 6. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). The Company sponsors a qualified non-leveraged ESOP under which a maximum of 7,700,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct the Company to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Participants that meet certain age and service requirements are allowed to transfer balances, subject to limitation, to the Polaris 401(k) Retirement Savings Plan and thus diversify their investments. Total expense related to the ESOP was $14.6 million, $13.9 million and $12.3 million, in 2022, 2021 and 2020, respectively. As of December 31, 2022, there were 2,949,000 shares held in the plan.

Defined contribution plans. The Company sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $26.4 million, $24.9 million, and $22.5 million, in 2022, 2021 and 2020, respectively.
Supplemental Executive Retirement Plan (SERP). The Company sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Company matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets in the consolidated balance sheets and the SERP liability is included in other long-term liabilities in the consolidated balance sheets. The asset and liability balances are both $39.8 million and $52.4 million as of December 31, 2022, and 2021, respectively.
Executive officers and directors of the Company have the opportunity to defer certain restricted stock units. These restricted stock units are redeemable in Polaris common stock or in cash. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. If the award is diversified, it must be redeemed in cash. Awards probable of vesting, for which the executive has not yet made an election to defer, and awards that have been deferred but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the consolidated balance sheets, as these awards have redemption features that are not yet solely within the control of the Company. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. As of December 31, 2022, 124,505 shares are recorded at a fair value of $12.6 million in temporary equity, which includes $12.5 million of compensation cost and $0.1 million of cumulative fair value adjustment recorded through retained earnings.

Note 7. Financing Agreement
The carrying value of debt, finance lease obligations, and notes payable and the average related interest rates were as follows (in millions):

	Average interest rate as of December 31, 2022	Maturity	December 31, 2022	December 31, 2021
Revolving loan facility	5.10%	June 2026	$312.9	$—
Term loan facility	5.67%	June 2026	828.0	876.0
Incremental term loan	5.67%	December 2023	500.0	500.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.21%	Various through 2029	11.4	13.5
Notes payable and other	4.25%	Various through 2030	61.4	68.3
Debt issuance costs			(5.9)	(7.1)
Total debt, finance lease obligations, and notes payable			$2,057.8	$1,800.7
Less: current maturities			553.6	553.3
Total long-term debt, finance lease obligations, and notes payable			$1,504.2	$1,247.4
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $828.0 million was outstanding as of December 31, 2022. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $312.9 million was outstanding as of December 31, 2022, and extend the maturity date to June 2026. In December 2022, the Company further amended its unsecured credit facility to change its benchmark base interest rate. Interest is charged at rates based on adjusted Term SOFR.

In December 2021, the Company amended the credit facility to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, the Company further amended its unsecured credit facility to extend the maturity date of the Incremental Term Loan to December 15, 2023. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit agreements governing the facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of December 31, 2022.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of December 31, 2022. The outstanding balance is included in long-term debt and current portion of long-term debt in the consolidated balance sheets.
The following summarizes activity under the Company’s credit arrangements (in millions):

	2022	2021	2020
Total borrowings as of December 31	$1,990.9	$1,726.0	$1,365.0
Average outstanding borrowings during year	$2,074.9	$1,500.4	$1,879.7
Maximum outstanding borrowings during year	$2,300.0	$1,903.0	$2,370.6
Weighted-average interest rate as of December 31	5.33%	1.77%	2.30%
As of December 31, 2022, the Company had open letters of credit totaling $38.5 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.

Note 8. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2022 and 2021 are as follows (in millions):

	2022	2021
Goodwill	$386.2	$391.3
Other intangible assets, net	524.4	543.9
Total goodwill and other intangible assets, net	$910.6	$935.2
There were no material additions to goodwill and other intangible assets in 2022 and 2021. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2020	$111.6	$58.6	$227.1	$397.3
Currency translation effect on foreign goodwill balances	0.1	(6.1)	—	(6.0)
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3
Currency translation effect on foreign goodwill balances	(1.0)	(4.1)	—	(5.1)
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
During 2020, the Company recorded impairment charges of $270.3 million related to goodwill of the Company’s Aftermarket reporting segment. As part of the Company’s segment reorganization in the second quarter of 2022, the Aftermarket segment was eliminated and historical goodwill impairments of $60.8 million and $20.3 million were allocated to the Off Road and On Road segments, respectively, on a relative fair value basis. The goodwill amounts above are shown net of these impairment charges.
For other intangible assets, the changes in the net carrying amount for the years ended December 31, 2022 and 2021 are as follows (in millions):

	2022		2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$618.7	$(74.8)	$645.7	$(72.6)
Intangible assets disposed of during the period	(13.4)	13.4	(25.8)	20.7
Amortization expense	—	(18.8)	—	(22.9)
Currency translation effect on foreign balances	(0.9)	0.2	(1.2)	—
Other intangible assets, ending	$604.4	$(80.0)	$618.7	$(74.8)
The components of other intangible assets were as follows (in millions):

December 31, 2022	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Dealer/customer related	19	341.7	(80.0)	261.7
Total amortizable	19	341.7	(80.0)	261.7
Non-amortizable—brand/trade names		262.7	—	262.7
Total other intangible assets, net		$604.4	$(80.0)	$524.4

December 31, 2021	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Non-compete agreements	4	$2.6	$(2.3)	$0.3
Dealer/customer related	19	349.7	(69.7)	280.0
Developed technology	7	2.9	(2.8)	0.1
Total amortizable	19	355.2	(74.8)	280.4
Non-amortizable—brand/trade names		263.5	—	263.5
Total other intangible assets, net		$618.7	$(74.8)	$543.9
Amortization expense for intangible assets for the year ended December 31, 2022, 2021, and 2020 was $18.8 million, $22.9 million, and $24.4 million, respectively. Estimated future amortization expense for identifiable intangible assets during the next five years is as follows (in millions):

	2023	2024	2025	2026	2027
Estimated amortization expense	$17.7	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates, or impairments of intangible assets.

Note 9. Income Taxes
The Company’s income from continuing operations before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2022	2021	2020
United States	$608.4	$495.4	$382.0
Foreign	153.0	133.3	68.4
Income from continuing operations before income taxes	$761.4	$628.7	$450.4
The provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$145.4	$74.1	$119.1
State	25.9	17.0	24.3
Foreign	41.5	29.0	26.8
Deferred	(54.8)	12.0	(80.3)
Total provision for income taxes	$158.0	$132.1	$89.9
Reconciliations of the federal statutory income tax rate to the Company’s effective tax rate were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	2.0	2.0
Domestic manufacturing deduction	—	—	(0.8)
Research and development tax credit	(1.8)	(3.4)	(3.9)
Stock based compensation	(0.3)	(0.5)	(0.1)
Valuation allowance	—	—	0.5
Foreign tax rate differential	0.9	0.9	1.8
Foreign-derived intangible income	(1.3)	—	—
Other permanent differences	0.5	1.0	(0.5)
Effective income tax rate for continuing operations	20.7%	21.0%	20.0%
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $453.4 million and $338.0 million as of December 31, 2022 and 2021, respectively, are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

The Company utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consist of the following (in millions):

	As of December 31,
	2022	2021
Deferred income taxes:
Inventories	$87.2	$73.6
Accrued expenses and other	125.5	105.0
Cost in excess of net assets of businesses acquired	(44.1)	24.5
Capitalized research expenditures	83.3	—
Property and equipment	(93.4)	(101.2)
Operating lease assets	(29.2)	(40.1)
Operating lease liabilities	29.2	40.5
Employee compensation and benefits	42.1	49.3
Net operating loss and other loss carryforwards	21.9	22.8
Valuation allowance	(16.6)	(17.0)
Total net deferred income tax asset	$205.9	$157.4
As of December 31, 2022, the Company had available unused international and acquired federal net operating loss carryforwards of $54.6 million. The net operating loss carryforwards will expire at various dates from 2024 to 2030, with certain jurisdictions having indefinite carryforward terms.
The Company classified liabilities related to unrecognized tax benefits as long-term income taxes payable in the consolidated balance sheets. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes in the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits as of December 31, 2022, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2017 through 2022 remain open to examination by certain tax jurisdictions to which the Company is subject.
Reconciliations of the beginning and ending unrecognized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2022	2021
Balance as of January 1,	$12.4	$13.2
Gross increases for tax positions of prior years	—	0.4
Gross increases for tax positions of current year	2.4	2.7
Decreases due to settlements and other prior year tax positions	(0.6)	(1.7)
Decreases for lapse of statute of limitations	(3.3)	(2.2)
Balance as of December 31,	10.9	12.4
Reserves related to potential interest and penalties as of December 31,	0.8	0.9
Unrecognized tax benefits as of December 31,	$11.7	$13.3

Note 10. Shareholders’ Equity
Stock repurchase program. The Company has made the following share repurchases (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Total number of shares repurchased and retired	4.4	3.8	0.6
Total investment	$505.0	$461.6	$50.3
As of December 31, 2022, the Polaris Board of Directors has authorized the Company to repurchase up to an additional $349.1 million of the Company’s common stock. The repurchase of any shares will be dependent on management’s assessment of market conditions.
Stock purchase plan. The Company maintains an employee stock purchase plan (“Purchase Plan”). A total of 3.0 million shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2022, approximately 1.6 million shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Quarterly dividend declared and paid per common share	$0.64	$0.63	$0.62
Total dividends declared and paid per common share	$2.56	$2.52	$2.48
On February 2, 2023, the Polaris Board of Directors declared a regular cash dividend of $0.65 per share payable on March 15, 2023 to holders of record of such shares at the close of business on March 1, 2023.
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
Reconciliations of these amounts are as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Weighted average number of common shares outstanding	58.9	61.0	61.5
Director Plan and deferred stock units	0.2	0.2	0.2
ESOP	0.2	0.1	0.2
Common shares outstanding—basic	59.3	61.3	61.9
Dilutive effect of restricted stock awards	0.4	0.7	0.5
Dilutive effect of stock option awards	0.4	0.7	0.2
Common and potential common shares outstanding—diluted	60.1	62.7	62.6
During 2022, 2021 and 2020, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive, was 1.6 million, 0.9 million and 4.4 million, respectively.

Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(69.5)	$(4.4)	$(3.5)	$(77.4)
Reclassification to the statement of income	—	(15.0)	0.3	(14.7)
Change in fair value	(25.3)	29.9	—	4.6
Balance as of December 31, 2022	$(94.8)	$10.5	$(3.2)	$(87.5)
The table below provides the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the income statement for cash flow derivatives designated as hedging instruments and retirement plan activity for the years ended December 31, 2022 and 2021 (in millions):

Derivatives in Cash Flow Hedging Relationships and Other Activity	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	For the Years Ended December 31,
		2022	2021
Foreign currency contracts	Other (income) expense, net	$12.2	$(0.3)
Foreign currency contracts	Cost of sales	2.1	0.5
Interest rate contracts	Interest expense	1.0	(8.1)
Other activity	Cost of sales / operating expenses	(0.6)	(0.3)
Total		$14.7	$(8.2)
The net amount of the existing gains or losses as of December 31, 2022 that are expected to be reclassified into the statements of income within the next 12 months is not expected to be material. See Note 15 for additional information regarding hedging activities.

Note 11. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of ORVs, snowmobiles, motorcycles, and related PG&A, whereby the Company receives payment within a few days of shipment of the product.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. Polaris Acceptance may sell its receivable portfolio to a securitization facility (the “Securitization Facility”) arranged by Wells Fargo. The sale of receivables from Polaris Acceptance to the Securitization Facility is accounted for in Polaris Acceptance’s financial statements as a “true-sale” under ASC Topic 860. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance of $93.1 million as of December 31, 2022 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of December 31, 2022, the outstanding amount of net receivables financed for dealers under this arrangement was $1,314.2 million, all of which was included in the Polaris Acceptance portfolio.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2022, the potential 15 percent aggregate repurchase obligation was approximately $69.2 million.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility are as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Revenues	$49.7	$21.9	$44.7
Interest and operating expenses	19.5	6.6	7.6
Net income	$30.2	$15.3	$37.1

	As of December 31,
	2022	2021
Finance receivables, net	$1,314.2	$470.7
Other assets	20.9	29.1
Total assets	$1,335.1	$499.8
Notes payable	$1,076.0	$366.9
Other liabilities	73.0	34.4
Partners’ capital	186.1	98.5
Total liabilities and partners’ capital	$1,335.1	$499.8
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of December 31, 2022, the potential aggregate repurchase obligation was approximately $322.5 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2022, the potential aggregate repurchase obligations were approximately $21.8 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented.
The amount financed worldwide by dealers under arrangements with finance companies as of December 31, 2022 was approximately $1,893.9 million. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are presented as a reduction of sales in the consolidated statements of income.
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

Note 12. Investment in Other Affiliates
The Company has certain strategic investments in nonmarketable securities of other companies. The Company had $50.3 million and $23.0 million of such investments as of December 31, 2022 and 2021, respectively. These investments are recorded as a component of other long-term assets in the consolidated balance sheets.
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

Note 13. Leases
Information on the Company’s leases is summarized as follows (in millions):

		As of December 31,
	Classification	2022	2021
Assets
Operating lease assets	Operating lease assets	$111.0	$90.5
Finance lease assets	Property and equipment, net (1)	7.4	9.3
Total leased assets		$118.4	$99.8
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$24.1	$19.4
Finance lease liabilities	Current portion of debt, finance lease obligations and notes payable	1.5	1.4
Long-term
Operating lease liabilities	Long-term operating lease liabilities	87.0	71.3
Finance lease liabilities	Finance lease obligations	9.9	12.1
Total lease liabilities		$122.5	$104.2
(1) Finance lease assets are recorded net of accumulated amortization of $10.4 million and $10.0 million as of December 31, 2022 and 2021, respectively.

		For the Year Ended December 31,
Lease Cost	Classification	2022	2021
Operating lease cost (1)	Operating expenses and cost of sales	$40.0	$33.8
Finance lease cost
Amortization of leased assets	Operating expenses and cost of sales	1.1	1.3
Interest on lease liabilities	Interest expense	0.7	0.7
Sublease income	Other (income) expense, net	—	(0.6)
Total lease cost		$41.8	$35.2
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases	Total
2023	$26.5	$2.0	$28.5
2024	21.3	2.0	23.3
2025	17.1	2.0	19.1
2026	14.7	2.0	16.7
2027	10.5	2.1	12.6
Thereafter	30.1	3.4	33.5
Total lease payments	$120.2	$13.5	$133.7
Less: interest	9.1	2.1
Present value of lease payments	$111.1	$11.4
(1) Operating lease payments exclude $8.3 million of legally binding minimum lease payments for leases signed but not yet commenced. There were no options to extend lease terms that were reasonably certain of being exercised as of December 31, 2022.

	As of December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	6.26	3.56
Finance leases	6.54	7.49
Weighted-average discount rate
Operating leases	2.45%	1.15%
Finance leases	5.21%	5.17%

	For the Year Ended December 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40.4	$33.8
Operating cash flows from finance leases	0.6	0.8
Financing cash flows from finance leases	1.4	1.5
Leased assets obtained in exchange for new operating lease liabilities	52.8	82.0

Note 14. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. In 2012, the Company began purchasing excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2022 and 2021, the Company had an accrual of $107.5 million and $70.3 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, and product liability claims. In addition, as of December 31, 2022, the Company is party to putative class actions pending against the Company in the United States which are described in more detail in Part I, Item 3 – Legal Proceedings. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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

Note 15. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk, and commodity price fluctuations. Derivative contracts on various currencies are entered into in order to manage foreign currency exposures associated with certain product sourcing activities and intercompany cash flows. Interest rate swaps are entered into in order to maintain a balanced risk of fixed and floating interest rates associated with the Company’s debt. Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products.
The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not use any financial contracts for trading purposes. The Company’s open foreign currency contracts, with maturities through December 2023, met the criteria for cash flow hedges.
As of December 31, 2022 and 2021, the Company had the following open foreign currency contracts (in millions):

	December 31, 2022		December 31, 2021
Foreign Currency	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)	Notional Amounts (in U.S. dollars)	Net Unrealized Gain (Loss)
Australian Dollar	$13.7	$0.2	$20.3	$0.4
Canadian Dollar	93.3	2.5	121.1	0.6
Mexican Peso	47.0	5.7	87.9	1.1
Total	$154.0	$8.4	$229.3	$2.1
The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these transactions, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on adjusted Term SOFR. As of December 31, 2022 and 2021, the Company had outstanding interest rate swaps with notional amounts of $550.0 million. These contracts, with maturities through February 2026, met the criteria for cash flow hedges. As of December 31, 2022 and 2021, the net unrealized gain (loss) associated with these swaps was $5.9 million and $(7.8) million, respectively.

The table below summarizes the carrying values of derivative instruments as of December 31, 2022 and 2021 (in millions):

	Carrying Values of Derivative Instruments as of December 31, 2022
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$8.4	$—	$8.4
Interest rate contracts	5.9	—	5.9
Total derivatives designated as hedging instruments	$14.3	$—	$14.3

	Carrying Values of Derivative Instruments as of December 31, 2021
	Fair Value— Assets	Fair Value— (Liabilities)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$2.4	$(0.3)	$2.1
Interest rate contracts	—	(7.8)	(7.8)
Total derivatives designated as hedging instruments	$2.4	$(8.1)	$(5.7)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists. The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in the consolidated statements of income.
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in other comprehensive loss for the years ended December 31, 2022 and 2021 were $14.9 million and $11.1 million, respectively.
See Note 10 for additional information about the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for derivative instruments designated as hedging instruments. The ineffective portion of foreign currency contracts was not material for the years ended December 31, 2022 and 2021.

Note 16. Segment Reporting
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis as a result of the divestiture of the GEM and Taylor-Dunn businesses. As a such, the Global Adjacent Markets segment was eliminated and the results of the Company’s remaining businesses historically included within the Global Adjacent Markets segment were reclassified to the Off Road and On Road segments. All historical segment results were reclassified for comparability, including the divested businesses which are included in Corporate.
On June 30, 2022, the Company again began management of its portfolio of businesses under a new basis as a result of the divestiture of TAP. As such, the Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off Road and On Road segments. All historical segment results were reclassified for comparability.
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine which are all reportable segments. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs. Businesses that are presented as discontinued operations are excluded from the table below.

Segment sales and gross profit data is summarized as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Sales
Off Road	$6,436.2	$5,574.6	$4,810.0
On Road	1,163.4	1,031.8	806.7
Marine	989.4	760.2	603.4
Corporate	—	72.6	61.3
Total sales	$8,589.0	$7,439.2	$6,281.4
Gross profit
Off Road	1,523.4	1,329.8	1,302.0
On Road	206.3	160.7	95.5
Marine	222.5	170.6	116.4
Corporate	7.3	89.8	21.8
Total gross profit	$1,959.5	$1,750.9	$1,535.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board and Meetings” and “Corporate Governance—Code of Business Conduct and Ethics” in the Polaris definitive Proxy Statement to be filed on or about March 15, 2023 for its 2023 annual meeting of stockholders (the “2023 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change-In-Control,” and “Pay Ratio Disclosure” in the Company’s 2023 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Corporate Governance Guidelines and Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2023 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 37 are included in Part II of this Form 10-K.
(2) Financial Statement Schedules
    Schedule II—Valuation and Qualifying Accounts is included on page 74 of this report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 75 to 79.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 17, 2023, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Reductions from Divestiture	Other Changes(1)	Balance at End of Period
(In millions)
2020: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4.4	$0.8	$—	$(0.8)	$4.4
2021: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4.4	$1.3	$(0.2)	$(0.8)	$4.7
2022: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4.7	$4.2	$—	$(0.2)	$8.7
(1)    Uncollectible accounts receivable written off, net of recoveries

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Reductions from Divestiture	Other Changes(2)	Balance at End of Period
(In millions)
2020: Deducted from asset accounts—Allowance for obsolete inventory	$51.6	$24.7	$—	$(14.7)	$61.6
2021: Deducted from asset accounts—Allowance for obsolete inventory	$61.6	$29.5	$(2.4)	$(14.6)	$74.1
2022: Deducted from asset accounts—Allowance for obsolete inventory	$74.1	$32.0	$—	$(19.4)	$86.7
(2)    Inventory disposals, net of recoveries

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Additions Charged to Costs and Expenses (3)	Other Changes(4)	Balance at End of Period
(In millions)
2020: Deducted from asset accounts—Allowance for deferred tax assets	$14.6	$3.3	$(1.8)	$16.1
2021: Deducted from asset accounts—Allowance for deferred tax assets	$16.1	$2.1	$(1.2)	$17.0
2022: Deducted from asset accounts—Allowance for deferred tax assets	$17.0	$0.7	$(1.1)	$16.6
(3)    Increases related to losses, credits, impairments and capital losses without tax benefits
(4)    Decreases related to utilization of loss carryforwards and certain deferred tax assets

POLARIS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2022

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

.u	Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.v	Form of Nonqualified Stock Option Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.w	Form of Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.x
Form of Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.y	Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.z
Form of Performance Restricted Stock Unit Award Agreement entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.aa
Form of Restricted Stock Unit Award Agreement (Retention Grant) made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.bb	Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.cc	Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.dd	Employment Offer Letter dated December 21, 2020 by and between the Company and Michael T. Speetzen, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.ee	Employment Offer Letter dated December 21, 2020 by and between the Company and Robert P. Mack, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.ff	Employment Offer letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.gg
Severance Agreement entered into with Kenneth J. Pucel dated December 1, 2014, incorporated by reference to Exhibit 10.gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.*

.hh
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

.jj	Employment Offer Letter dated December 27, 2017 by and between the Company and Lucy Clark Dougherty, incorporated by reference to Exhibit 10.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

.kk	Severance Agreement dated January 29, 2018 entered into with Lucy Clark Dougherty, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

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

.uu
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

.vv
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

.ww	Amendment No. 5 dated as of December 16, 2022 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 20, 2022.

.xx
Severance Agreement dated August 18, 2011 entered into with Steven Menneto, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.*

.yy
Employment Offer Letter dated April 27, 2016 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

.zz
Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman, incorporated by reference to Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.aaa	Severance Agreement entered into with Robert Mack, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

.bbb	Offer Letter Agreement dated April 29, 2021 between Michael T. Speetzen and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.ccc	Offer Letter Agreement dated April 29, 2021 between Robert P. Mack and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K of the Company for the year ended December 31, 2022 formatted in iXBRL.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 17, 2023.

POLARIS INC.
By:	/S/ MICHAEL T. SPEETZEN
Michael T. Speetzen
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ MICHAEL T. SPEETZEN	Chief Executive Officer (Principal Executive Officer)	February 17, 2023
Michael T. Speetzen

	/S/ ROBERT P. MACK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2023
Robert P. Mack

	*	Director	February 17, 2023
George W. Bilicic

	*	Director	February 17, 2023
Kevin M. Farr

	*	Director	February 17, 2023
Gary E. Hendrickson

	*	Director	February 17, 2023
Gwenne A. Henricks

	*	Director	February 17, 2023
Darryl R. Jackson

	*	Director	February 17, 2023
Bernd F. Kessler

	*	Director	February 17, 2023
Lawrence D. Kingsley

	*	Director	February 17, 2023
Gwynne E. Shotwell

	*	Chair of the Board	February 17, 2023
John P. Wiehoff

*By:	/S/ MICHAEL T. SPEETZEN		February 17, 2023
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