Form 10-Q
period 2023-03-31
Polaris Inc.
filed 2023-04-25
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 18, 2023, 56,906,568 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2023

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$322.9	$324.5
Trade receivables, net	324.6	343.0
Inventories, net	1,947.2	1,896.1
Prepaid expenses and other	190.1	183.7
Income taxes receivable	2.5	20.3
Total current assets	2,787.3	2,767.6
Property and equipment, net	1,058.4	1,018.4
Investment in finance affiliate	96.5	93.1
Deferred tax assets	221.2	210.5
Goodwill and other intangible assets, net	907.7	910.6
Operating lease assets	111.6	111.0
Other long-term assets	107.2	106.7
Total assets	$5,289.9	$5,217.9
Liabilities and Equity
Current liabilities:
Current financing obligations	$553.6	$553.6
Accounts payable	870.1	847.6
Accrued expenses	832.0	896.8
Other current liabilities	42.7	30.6
Total current liabilities	2,298.4	2,328.6
Long-term financing obligations	1,549.3	1,504.2
Other long-term liabilities	273.6	271.0
Total liabilities	$4,121.3	$4,103.8
Deferred compensation	$13.8	$12.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.9 and 57.0 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,168.9	1,152.1
Retained earnings	57.3	33.8
Accumulated other comprehensive loss, net	(74.7)	(87.5)
Total shareholders’ equity	1,152.1	1,099.0
Noncontrolling interest	2.7	2.5
Total equity	1,154.8	1,101.5
Total liabilities and equity	$5,289.9	$5,217.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Sales	$2,179.7	$1,781.5
Cost of sales	1,710.5	1,428.6
Gross profit	469.2	352.9
Operating expenses:
Selling and marketing	137.6	111.6
Research and development	96.5	80.8
General and administrative	90.8	71.7
Total operating expenses	324.9	264.1
Income from financial services	16.8	11.4
Operating income	161.1	100.2
Non-operating expense:
Interest expense	28.3	11.8
Other (income) expense, net	(12.4)	(3.3)
Income from continuing operations before income taxes	145.2	91.7
Provision for income taxes	31.6	17.6
Net income from continuing operations	113.6	74.1
Loss from discontinued operations, net of tax	—	(4.2)
Net income	113.6	69.9
Net income attributable to noncontrolling interest	(0.2)	—
Net income attributable to Polaris Inc.	$113.4	$69.9

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$113.6	$74.1
Less net income attributable to noncontrolling interest	(0.2)	—
Net income from continuing operations attributable to Polaris Inc. common shareholders	113.4	74.1
Net loss from discontinued operations attributable to Polaris Inc. common shareholders	—	(4.2)
Net income attributable to Polaris Inc.	$113.4	$69.9

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$1.98	$1.23
Discontinued operations	$—	$(0.07)
Basic	$1.98	$1.16
Diluted
Continuing operations	$1.95	$1.21
Discontinued operations	$—	$(0.07)
Diluted	$1.95	$1.14
Weighted average shares outstanding:
Basic	57.4	60.3
Diluted	58.1	61.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$113.6	$69.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14.1	(0.8)
Unrealized gain (loss) on derivative instruments	(1.4)	8.3
Retirement plan and other activity	0.1	0.1
Comprehensive income	126.4	77.5
Comprehensive income attributable to noncontrolling interest	(0.2)	—
Comprehensive income attributable to Polaris Inc.	$126.2	$77.5
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.3	—	14.7	—	—	—	14.7
Deferred compensation	—	—	(0.1)	(1.1)	—	—	(1.2)
Proceeds from stock issuances under employee plans	0.1	—	13.2	—	—	—	13.2
Cash dividends declared (1)	—	—	—	(37.0)	—	—	(37.0)
Repurchase and retirement of common shares	(0.5)	—	(11.0)	(51.8)	—	—	(62.8)
Net income	—	—	—	113.4	—	0.2	113.6
Other comprehensive loss	—	—	—	—	12.8	—	12.8
Balance, March 31, 2023	56.9	0.6	1,168.9	57.3	(74.7)	2.7	1,154.8

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.4	—	13.3	—	—	—	13.3
Deferred compensation	—	—	(0.7)	0.5	—	—	(0.2)
Proceeds from stock issuances under employee plans	0.2	—	13.9	—	—	—	13.9
Cash dividends declared (1)	—	—	—	(37.9)	—	—	(37.9)
Repurchase and retirement of common shares	(1.5)	—	(27.5)	(144.8)	—	—	(172.3)
Net income	—	—	—	69.9	—	—	69.9
Other comprehensive loss	—	—	—	—	7.6	—	7.6
Balance, March 31, 2022	59.5	0.6	1,142.8	45.0	(69.8)	2.0	1,120.6
(1) Polaris Inc. declared a $0.65 dividend per share for the three month period ended March 31, 2023 and a $0.64 dividend per share for the three month period ended March 31, 2022.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three months ended March 31,
	2023	2022
Operating Activities:
Net income	$113.6	$69.9
Loss from discontinued operations, net of tax	—	4.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	61.8	56.6
Noncash compensation	14.7	13.3
Noncash income from financial services	(8.7)	(2.3)
Deferred income taxes	(10.5)	9.4
Other, net	(0.7)	(0.8)
Changes in operating assets and liabilities:
Trade receivables	19.1	(12.0)
Inventories	(47.6)	(220.3)
Accounts payable	20.3	180.1
Accrued expenses	(65.2)	(159.2)
Income taxes payable/receivable	29.5	(0.4)
Prepaid expenses and others, net	(2.1)	23.1
Net cash provided by (used for) operating activities of continuing operations	124.2	(38.4)
Net cash used for operating activities of discontinued operations	—	(10.7)
Net cash provided by (used for) operating activities	124.2	(49.1)
Investing Activities:
Purchase of property and equipment	(94.4)	(55.8)
Investment in finance affiliate, net	5.3	18.2
Net cash used for investing activities of continuing operations	(89.1)	(37.6)
Net cash used for investing activities of discontinued operations	—	(1.6)
Net cash used for investing activities	(89.1)	(39.2)
Financing Activities:
Borrowings under financing obligations	573.4	568.0
Repayments under financing obligations	(528.4)	(420.2)
Repurchase and retirement of common shares	(62.8)	(172.3)
Cash dividends to shareholders	(37.0)	(37.9)
Proceeds from stock issuances under employee plans	13.2	13.9
Net cash used for financing activities	(41.6)	(48.5)
Impact of currency exchange rates on cash balances	4.9	(0.3)
Net decrease in cash, cash equivalents and restricted cash	(1.6)	(137.1)
Cash, cash equivalents and restricted cash at beginning of period	339.7	529.1
Cash, cash equivalents and restricted cash at end of period	$338.1	$392.0
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$31.8	$14.8
Income taxes paid	$12.2	$10.1
Leased assets obtained for operating lease liabilities	$5.1	$28.6
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$322.9	$367.1
Current assets held for sale	—	8.3
Other long-term assets	15.2	16.6
Total	$338.1	$392.0
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Reclassifications. Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. The reclassifications had no impact on the consolidated balance sheets, statements of income, comprehensive income, equity, or cash flows, as previously reported. Refer to Note 12 for additional information.
On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business. The operating results of the TAP business are reported in loss from discontinued operations, net of tax, in the consolidated statements of income for all periods presented. All amounts and disclosures included in the Notes to consolidated financial statements reflect only the Company's continuing operations unless otherwise noted. Refer to Note 4 for additional information.
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts, interest rate contracts, and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach, the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency, interest rate transactions, and commodity transactions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	March 31, 2023	December 31, 2022
Assets
Non-qualified deferred compensation assets	Level 1	$40.4	$39.8
Foreign exchange contracts, net	Level 2	$11.6	$8.4
Interest rate contracts, net	Level 2	$—	$5.9
Commodity contracts, net	Level 2	$0.9	$—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(40.4)	$(39.8)
Interest rate contracts, net	Level 2	$(0.4)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations approximate their fair values due to their short-term nature. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s current and long-term financing obligations was approximately $2,117.6 million and $2,070.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of current and long-term financing obligations was $2,102.9 million and $2,057.8 million as of March 31, 2023 and December 31, 2022, respectively.
Property and equipment. Depreciation expense was $57.4 million and $51.6 million for the three months ended March 31, 2023 and 2022. Substantially all of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$172.9	$132.9
Additions charged to expense	44.5	27.1
Warranty claims paid, net	(63.4)	(33.9)
Balance at end of period	$154.0	$126.1
New accounting pronouncements.
There are no new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Supplemental Balance Sheet Information

In millions	March 31, 2023	December 31, 2022
Inventories
Raw materials and purchased components	$852.5	$843.5
Service parts, garments and accessories	385.0	371.1
Finished goods	800.0	768.2
Less: reserves	(90.3)	(86.7)
Inventories, net	$1,947.2	$1,896.1
Property and equipment
Land, buildings and improvements	$567.6	$539.1
Equipment and tooling	1,712.2	1,645.0
	2,279.8	2,184.1
Less: accumulated depreciation	(1,221.4)	(1,165.7)
Property and equipment, net	$1,058.4	$1,018.4
Accrued expenses
Compensation	$131.7	$212.3
Warranties	154.0	172.9
Sales promotions and incentives	154.5	127.0
Dealer holdback	139.1	129.7
Other accrued expenses	252.7	254.9
Total accrued expenses	$832.0	$896.8
Other current liabilities
Current operating lease liabilities	25.2	24.1
Income taxes payable	17.5	6.5
Total other current liabilities	$42.7	$30.6
Other long-term liabilities
Long-term income taxes payable	$12.2	$11.7
Deferred tax liabilities	4.6	4.6
Long-term operating lease liabilities	87.1	87.0
Other long-term liabilities	169.7	167.7
Total other long-term liabilities	$273.6	$271.0

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended March 31, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,250.4	$267.2	$264.4	$1,782.0
PG&A	341.4	56.3	—	397.7
Total revenue	$1,591.8	$323.5	$264.4	$2,179.7

Revenue by geography
United States	$1,279.8	$157.6	$257.2	$1,694.6
Canada	128.4	12.4	6.8	147.6
EMEA	117.7	134.9	—	252.6
APLA	65.9	18.6	0.4	84.9
Total revenue	$1,591.8	$323.5	$264.4	$2,179.7

	Three months ended March 31, 2022
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,000.5	$180.5	$211.5	$1,392.5
PG&A	341.6	47.4	—	389.0
Total revenue	$1,342.1	$227.9	$211.5	$1,781.5

Revenue by geography
United States	$1,033.4	$104.2	$207.1	$1,344.7
Canada	136.3	5.9	4.4	146.6
EMEA	122.7	99.6	—	222.3
APLA	49.7	18.2	—	67.9
Total revenue	$1,342.1	$227.9	$211.5	$1,781.5

For the majority of wholegood vehicles, boats, and Parts, Garments, and Accessories (“PG&A”), the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to its customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its customers. Payment terms vary by customer and most of the Company’s sales are financed by the customer under floorplan financing arrangements whereby the Company receives payment within a few days of shipment of the product.
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
The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$111.1	$108.3
New contracts sold	13.7	15.5
Revenue recognized on existing contracts	(13.3)	(8.9)
Balance at end of period	$111.5	$114.9
The Company expects to recognize approximately $35.6 million of the unearned amount over the next 12 months, which is recorded in other current liabilities as of March 31, 2023, compared to $36.8 million as of March 31, 2022. The amount recorded in other long-term liabilities totaled $75.9 million and $78.1 million as of March 31, 2023 and 2022, respectively.

Note 4. Divestitures and Discontinued Operations
2022 Divestitures.
On July 1, 2022, the Company completed the sale of its TAP business, an aftermarket parts business, for a sales price, net of post-closing purchase price adjustments, of $42.2 million. TAP is a vertically integrated manufacturer, distributor, retailer, and installer of off-road Jeep and truck parts and accessories. The transaction included TAP’s full portfolio of operations, including all brands, product lines, manufacturing operations, distribution facilities, more than 100 4 Wheel Parts retail locations, and more than 1,700 TAP employees.
The results of TAP have been presented as discontinued operations. TAP was historically included within the Company’s Aftermarket segment; however, as a result of the divestiture, the Company began management of its portfolio of businesses under a new basis as of June 30, 2022. The Aftermarket segment was eliminated and the results of the Company’s remaining aftermarket businesses historically included within the Aftermarket segment were reclassified to the Off Road and On Road segments. The comparative 2022 segment results were reclassified for comparability.
Results of discontinued operations were as follows (in millions):

Three months ended March 31, 2022
Sales	$175.4
Cost of sales	131.9
Other costs and expenses	49.0
Loss from discontinued operations before income taxes	(5.5)
Income tax benefit	(1.3)
Loss from discontinued operations, net of tax	(4.2)

Note 5. Share-Based Compensation
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended March 31,
	2023	2022
Option awards	$5.8	$5.1
Other share-based awards	6.2	5.5
Total share-based compensation before tax	12.0	10.6
Tax benefit	2.8	2.6
Total share-based compensation expense included in net income	$9.2	$8.0
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of March 31, 2023, there was $79.4 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. Included in unrecognized share-based compensation expense was approximately $11.0 million related to stock options and $68.4 million related to restricted stock.

Note 6. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of March 31, 2023	Maturity	March 31, 2023	December 31, 2022
Incremental term loan	6.16%	December 2023	500.0	500.0
Revolving loan facility	5.34%	June 2026	$371.0	$312.9
Term loan facility	6.16%	June 2026	816.0	828.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.22%	Various through 2029	11.2	11.4
Notes payable and other	4.26%	Various through 2030	60.1	61.4
Debt issuance costs			(5.4)	(5.9)
Total financing obligations			$2,102.9	$2,057.8
Less: Current financing obligations			553.6	553.6
Long-term financing obligations			$1,549.3	$1,504.2
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 which remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $816.0 million was outstanding as of March 31, 2023. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $371.0 million was outstanding as of March 31, 2023, and extend the maturity date to June 2026. Interest is charged at rates based on adjusted Term SOFR.
In December 2021, the Company amended the credit facility to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, the Company further amended its unsecured credit facility to extend the maturity date of the Incremental Term Loan to December 15, 2023. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45.0 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The credit agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of March 31, 2023.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of March 31, 2023. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2023 and December 31, 2022 are as follows (in millions):

	March 31, 2023	December 31, 2022
Goodwill	$387.5	$386.2
Other intangible assets, net	520.2	524.4
Total goodwill and other intangible assets, net	$907.7	$910.6
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023 and 2022 are as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Currency translation effect on foreign goodwill balances	0.1	1.2	—	1.3
Balance as of March 31, 2023	$110.8	$49.6	$227.1	$387.5

	Off Road	On Road	Marine	Total
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3
Currency translation effect on foreign goodwill balances	0.2	(1.2)	—	(1.0)
Balance as of March 31, 2022	$111.9	$51.3	$227.1	$390.3
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

The components of other intangible assets were as follows ($ in millions):

		March 31, 2023			December 31, 2022
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Dealer/customer related	19	$341.7	$(84.4)	$257.3	$341.7	$(80.0)	$261.7
Indefinite-life intangibles
Brand/trade names		262.9	—	262.9	262.7	—	262.7
Total other intangible assets, net		$604.6	$(84.4)	$520.2	$604.4	$(80.0)	$524.4
Amortization expense for intangible assets was $4.4 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively. Estimated future amortization expense for identifiable intangible assets during the next five years is as follows (in millions):

	Q2-Q4 2023	2024	2025	2026	2027	2028
Estimated amortization expense	$13.3	$17.7	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 8. Shareholders’ Equity
During the three months ended March 31, 2023, the Company paid $62.8 million to repurchase approximately 0.5 million shares of its common stock. As of March 31, 2023, the Board of Directors has authorized the Company to repurchase up to an additional $300.5 million of the Company’s common stock. The repurchase of any or all such shares authorized for repurchase will be governed by applicable SEC rules and dependent on management’s assessment of market conditions and subject to the restrictions on share repurchases set forth in the incremental amendment.
The Company paid a regular cash dividend of $0.65 per share on March 15, 2023 to holders of record at the close of business on March 1, 2023. Cash dividends declared and paid per common share for the three months ended March 31, 2023 and 2022, were as follows:

	Three months ended March 31,
	2023	2022
Cash dividends declared and paid per common share	$0.65	$0.64
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

	Three months ended March 31,
	2023	2022
Weighted average number of common shares outstanding	57.0	59.9
Director Plan and deferred stock units	0.2	0.2
ESOP	0.2	0.2
Common shares outstanding—basic	57.4	60.3
Dilutive effect of restricted stock units	0.4	0.5
Dilutive effect of stock option awards	0.3	0.4
Common and potential common shares outstanding—diluted	58.1	61.2

During the three months ended March 31, 2023, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive was 1.7 million compared to 1.3 million for the same period in 2022.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(94.8)	$10.5	$(3.2)	$(87.5)
Reclassification to the statement of income	—	(6.0)	0.1	(5.9)
Change in fair value	14.1	4.6	—	18.7
Balance as of March 31, 2023	$(80.7)	$9.1	$(3.1)	$(74.7)
See Note 11 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments.

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
The Company’s total investment in Polaris Acceptance of $96.5 million as of March 31, 2023 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of March 31, 2023, the outstanding amount of net receivables financed for dealers under this arrangement was $1,358.1 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2023, the potential 15 percent aggregate repurchase obligation is approximately $110.5 million.
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of March 31, 2023, the potential aggregate repurchase obligation was approximately $423.2 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2023, the potential aggregate repurchase obligations are approximately $24.4 million.
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

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. In 2012, the Company began purchasing excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of March 31, 2023, the Company had an accrual of $113.1 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, and product liability claims. In addition, as of March 31, 2023, the Company is party to putative class actions pending against the Company in the United States which are described in more detail in Part II, Item 1 – Legal Proceedings. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
In the opinion of management, it is presently unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety of potential outcomes of actual and potential claims, including legal proceedings seeking punitive damages for which we are not insured, the uncertainty of future rulings, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to the Company’s consolidated financial position, results of operations, or cash flows in any particular reporting period.
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

Note 11. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks from fluctuations in foreign currency exchange rates, interest rates, and commodity prices. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not use any financial contracts for trading purposes. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.
The Company conducts business in various locations throughout the world and is subject to market risk associated with certain product sourcing activities and intercompany cash flows due to changes in the value of foreign currencies in relation to its reporting currency, the U.S. dollar. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The Company utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Australian dollar, Canadian dollar, and Mexican peso. The Company's foreign currency exchange contracts generally have maturities of less than one year. The Company’s open foreign currency contracts, with maturities through June 2024, met the criteria for cash flow hedges.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these contracts, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on adjusted Term SOFR. These contracts, with maturities through February 2026, met the criteria for cash flow hedges.

Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products. The Company's commodity contracts generally have maturities of less than one year.
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	March 31, 2023			December 31, 2022
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$223.4	$12.2	$(0.6)	$154.0	$8.4	$—
Interest rate contracts	550.0	1.4	(1.8)	550.0	5.9	—
Commodity contracts	11.5	1.4	(0.5)	—	—	—
Total	$784.9	$15.0	$(2.9)	$704.0	$14.3	$—
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in OCI
		Three months ended March 31,		Three months ended March 31,
		2023	2022	2023	2022
Commodity contracts	Cost of sales	(0.4)	—	1.0	—
Foreign exchange contracts	Cost of sales	1.8	0.3	4.0	3.3
Interest rate contracts	Interest expense	3.2	(1.9)	(4.8)	6.6
Foreign exchange contracts	Other (income) expense, net	$1.4	$0.9	$(1.6)	$(1.6)
Total		$6.0	$(0.7)	$(1.4)	$8.3
The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness is recognized currently in the consolidated statements of income and were not material for the periods presented.
The net amount of the existing gains or losses as of March 31, 2023 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

Note 12. Segment Reporting
On January 1, 2022, the Company began management of its portfolio of businesses under a new basis as a result of the divestiture of the GEM and Taylor-Dunn businesses. As such, the Global Adjacent Markets segment was eliminated and the results of the Company’s remaining businesses historically included within the Global Adjacent Markets segment were reclassified to the Off Road and On Road segments. All historical segment results were reclassified for comparability.
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
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine which are all reportable segments. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs and the impacts from certain foreign currency transactions. Businesses that are presented as discontinued operations are excluded from the table below.

Segment sales and gross profit data is summarized as follows (in millions):

	Three months ended March 31,
	2023	2022
Sales
Off Road	$1,591.8	$1,342.1
On Road	323.5	227.9
Marine	264.4	211.5
Total sales	$2,179.7	$1,781.5
Gross profit
Off Road	$331.6	$258.7
On Road	69.2	41.2
Marine	61.5	46.5
Corporate	6.9	6.5
Total gross profit	$469.2	$352.9

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Minnesota corporation, for the three month period ended March 31, 2023 compared to the three month period ended March 31, 2022. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial off-road vehicles; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2023 to the first quarter of 2022. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
First quarter sales totaled $2,179.7 million, an increase of 22 percent from last year’s first quarter sales of $1,781.5 million. Our first quarter sales to customers in North America increased 24 percent and our sales to customers outside of North America increased 16 percent. The increase in sales in the quarter was driven primarily by increased shipments, favorable product mix, and higher net pricing.
Our gross profit of $469.2 million increased 33 percent from $352.9 million in the comparable prior year first quarter. Gross profit, as a percentage of sales, increased primarily due to increased shipments and favorable product mix. Net income from continuing operations attributable to Polaris of $113.4 million, or $1.95 per diluted share, compared to 2022 first quarter net income from continuing operations attributable to Polaris of $74.1 million, or $1.21 per diluted share. We reported first quarter Adjusted EBITDA of $238.1 million, compared to 2022 first quarter Adjusted EBITDA of $164.0 million. For information on how we define and calculate Adjusted EBITDA and a reconciliation of net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
During the third quarter of 2022, we completed the sale of our Transamerican Auto Parts (“TAP”) business, an aftermarket parts business. The results of TAP have been presented as discontinued operations for all periods presented.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except percentages and share data)	2023	2022	Change 2023 vs. 2022
Sales	$2,179.7	$1,781.5	22%
Cost of sales	$1,710.5	$1,428.6	20%
Gross profit	$469.2	$352.9	33%
Percentage of sales	21.5%	19.8%	+172 bps
Operating expenses:
Selling and marketing	$137.6	$111.6	23%
Research and development	$96.5	$80.8	19%
General and administrative	$90.8	$71.7	27%
Total operating expenses	$324.9	$264.1	23%
Percentage of sales	14.9%	14.8%	+8 bps
Income from financial services	$16.8	$11.4	47%
Operating income	$161.1	$100.2	61%

Non-operating expense:
Interest expense	$28.3	$11.8	140%
Other (income) expense, net	$(12.4)	$(3.3)	NM
Income from continuing operations before income taxes	$145.2	$91.7	58%
Provision for income taxes	$31.6	$17.6	80%
Effective income tax rate	21.7%	19.2%	+257 bps

Net income from continuing operations	$113.6	$74.1	53%
Net income attributable to noncontrolling interest	$(0.2)	$—	NM
Net income from continuing operations attributable to Polaris Inc. shareholders	$113.4	$74.1	53%

Adjusted EBITDA	$238.1	$164.0	45%
Adjusted EBITDA Margin	10.9%	9.2%	+172 bps

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$1.95	$1.21	61%
Weighted average diluted shares outstanding	58.1	61.2	(5)%
NM = not meaningful

Sales:
Sales for the quarter were $2,179.7 million, a 22 percent increase from $1,781.5 million of sales in 2022. The growth for the quarter was driven primarily by increased shipments, favorable product mix, and higher net pricing.
The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2023
Volume	12%
Product mix and price	11
Currency	(1)
22%
Volume drove a 12 percent increase to sales for the quarter, primarily driven by increased ORV and Indian Motorcycle shipments. Product mix and price contributed an 11 percent increase for the quarter primarily due to favorable product mix. Currency rate movements drove a one percent decrease in sales for the quarter.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2023	Percent of Total Sales	2022	Percent of Total Sales	Percent Change 2022 vs. 2021
United States	$1,694.6	78%	$1,344.7	76%	26%
Canada	147.6	7%	146.6	8%	1%
Other countries	337.5	15%	290.2	16%	16%
Total sales	$2,179.7	100%	$1,781.5	100%	22%

Sales in the United States increased 26 percent during the quarter driven by increased shipments, favorable product mix, and and higher net pricing.
Sales in Canada increased one percent during the quarter driven by favorable product mix. Currency rate movements had an unfavorable impact of six percentage points on quarter-to-date sales.
Sales in other countries, primarily in Europe, increased 16 percent during the quarter driven by favorable product mix. Currency rate movements had an unfavorable impact of five percentage points on quarter-to-date sales, respectively.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2023	Percent of Total Cost of Sales	2022	Percent of Total Cost of Sales	Percent Change 2023 vs. 2022
Purchased materials and services	$1,430.9	84%	$1,215.1	85%	18%
Labor and benefits	186.1	11%	142.3	10%	31%
Depreciation and amortization	49.0	3%	44.1	3%	11%
Warranty costs	44.5	2%	27.1	2%	64%
Total cost of sales	$1,710.5	100%	$1,428.6	100%	20%
Percentage of sales	78.5%		80.2%	-172 bps
Cost of sales increased during the quarter primarily due to increased volume, higher labor, raw material, and logistics costs, as well as increased warranty costs.

 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, increased primarily due to increased shipments and favorable product mix.
Operating Expenses:
Operating expenses, in absolute dollars, increased for the quarter due to higher selling and marketing, general and administrative, and research and development expenses. Operating expenses, as a percentage of sales, increased slightly during the quarter.
Income from Financial Services:
Income from financial services increased 47 percent for the quarter, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels.
Interest Expense:
Interest expense increased for the quarter due to higher debt levels and higher interest rates.
Other (income) expense, net:
Other (income) expense is the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
The increase in the effective income tax rate for the quarter is primarily due to a decrease in excess tax benefits related to share based compensation as well as state income tax audit adjustments recorded during the quarter.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars, increased during the quarter primarily due to favorable product mix and increased shipments, partially offset by higher operating expenses. Adjusted EBITDA, as a percentage of sales, increased during the quarter primarily due to favorable product mix and increased shipments.
For information on how we define and calculate Adjusted EBITDA and a reconciliation of net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly periods, weighted average diluted shares outstanding was down five percent compared to the comparable prior year periods, primarily due to share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.65 per common share on March 15, 2023 to holders of record at the close of business on March 1, 2023.

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

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$1,591.8	73%	$1,342.1	75%	19%
On Road	323.5	15%	227.9	13%	42%
Marine	264.4	12%	211.5	12%	25%
Total sales	$2,179.7	100%	$1,781.5	100%	22%
NM = not meaningful

	Three months ended March 31,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$331.6	20.8%	$258.7	19.3%	28%
On Road	69.2	21.4%	41.2	18.1%	68%
Marine	61.5	23.3%	46.5	22.0%	32%
Corporate	6.9		6.5
Total gross profit	$469.2		$352.9		33%
Percentage of sales	21.5%		19.8%	+172 bps
Off Road:
Off Road sales, inclusive of PG&A sales, increased 19 percent for the quarter, Off Road sales to customers outside of North America increased six percent for the quarter, and the average per unit sales price for the Off Road segment increased approximately 11 percent for the quarter. These increases were primarily due to increased shipments and higher net pricing.
Additional information on our end markets for the quarter:
•Polaris North America ATV unit retail sales down mid-teens percent
•Polaris North America side-by-side unit retail sales down high-single digits percent
•Total Polaris North America ORV unit retail sales down about 10 percent
•Estimated North America industry ORV unit retail sales down low-double digits percent
•Total Polaris North America ORV dealer inventories up approximately 240 percent
•Polaris North America snowmobile unit retail sales for the 2022-2023 season ending March 31, 2023 up low-single digits percent
•Estimated North America industry snowmobile unit retail sales for the 2022-2023 season ending March 31, 2023 down low-single digits percent
•Total Polaris North America snowmobile dealer inventories up approximately 40 percent
Gross profit, as a percentage of sales, increased during the quarter, primarily due to increased net pricing and lower input costs, partially offset by higher finance interest costs and unfavorable product mix.
On Road:
On Road sales, inclusive of PG&A sales, increased 42 percent for the quarter primarily due to increased shipments and favorable product mix, partially offset by lower net pricing. On Road sales to customers outside of North America increased 30 percent for the quarter primarily due to favorable product mix. The average per unit sales price for the On Road segment increased approximately one percent for the quarter primarily due to favorable product mix, partially offset by unfavorable foreign currency exchange rate movement.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales flat

•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down low-double digits percent
•Polaris North America motorcycle dealer inventories up approximately 190 percent
Gross profit, as a percentage of sales, increased for the quarter due to favorable product mix, partially offset by lower net pricing and higher finance interest costs.
Marine:
Marine sales increased 25 percent for the quarter primarily due to increased shipments and favorable net pricing. The average per unit sales price for the Marine segment increased approximately six percent for the quarter primarily due to favorable product mix and previous pricing actions.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down low-thirties percent
•Estimated U.S. industry pontoon unit retail sales down high-twenties percent
Gross profit, as a percentage of sales, increased during the quarter primarily due to favorable product mix.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income from continuing operations, excluding interest expense, income tax expense, depreciation and amortization, and certain other non-cash, non-recurring, or non-operating items impacting net income from continuing operations from time to time. For example, costs associated with our multi-phase supply chain transformation initiative and certain corporate restructuring activities, such as divestitures, are included as non-GAAP adjustments. We use the non-GAAP financial measure of Adjusted EBITDA Margin, which is defined as Adjusted EBITDA divided by net sales. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin.
We believe that these measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP measures to assist investors in seeing our financial performance through the eyes of management, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
Adjusted EBITDA has limitations and should not be considered in isolation from, as a substitute for, or more meaningful than, net income from continuing operations as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items.

The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended March 31,
($ in millions)	2023	2022
Sales	$2,179.7	$1,781.5

Net income from continuing operations	113.6	74.1
Provision for income taxes	31.6	17.6
Interest expense	28.3	11.8
Depreciation	57.4	51.6
Intangible amortization	4.4	5.0
Restructuring and realignment expenses (1)	0.7	3.8
Class action litigation expenses (2)	2.1	0.1
Adjusted EBITDA	$238.1	$164.0
Adjusted EBITDA Margin	10.9%	9.2%
(1) Represents adjustments for corporate restructuring, network realignment costs, and supply chain transformation costs
(2) Represents adjustments for certain class action litigation-related expenses

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	Three months ended March 31,
	2023	2022	Change
Total cash provided by (used for):
Operating activities	$124.2	$(38.4)	$162.6
Investing activities	(89.1)	(37.6)	(51.5)
Financing activities	(41.6)	(48.5)	6.9

Operating Activities:
The increase in net cash provided by operating activities of continuing operations was primarily the result of lower working capital additions and higher net income from continuing operations.
Investing Activities:
The primary uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities of continuing operations increased due to an increase in property, equipment and tooling purchases and a net decrease in distributions from Polaris Acceptance.

Financing Activities:
The decrease in net cash used for financing activities was primarily due to lower share repurchases, mostly offset by decreased net borrowings under debt arrangements. We recorded $45.0 million of net borrowings for the three months ended March 31, 2023, compared to $147.8 million of net borrowings for the comparable period in 2022.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of March 31, 2023, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit agreement, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of March 31, 2023, there were borrowings of $371.0 million outstanding under the Revolving Loan Facility. Our credit agreement also includes a Term Loan Facility, on which $816.0 million was outstanding as of March 31, 2023. Interest is charged at rates based on adjusted Term SOFR for the credit facility. As of March 31, 2023, we had $621.5 million of availability on the Revolving Loan Facility.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of March 31, 2023.
As of March 31, 2023, we were in compliance with all debt covenants. Our debt to total capital ratio was 65 percent as of March 31, 2023. Additionally, as of March 31, 2023, we had letters of credit outstanding of $33.3 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of March 31, 2023, our Board of Directors has authorized us to repurchase up to an additional $300.5 million of our common stock. We repurchased a total of 0.5 million shares of our common stock for $62.8 million during the first three months of 2023, which had a favorable impact on diluted net income from continuing operations per share of one cent.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of March 31, 2023, the potential aggregate repurchase obligations were approximately $558.1 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.

Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

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
Potential risks and uncertainties include such factors as the severity and duration of the supply-chain related constraints currently impacting the Company; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; the pandemic and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; product offerings, promotional activities and pricing strategies by competitors that make our products less attractive to consumers; our ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit including recessionary conditions; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability and class action claims and other litigation expenses incurred due to the nature of our business; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment.
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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form

10-K for the year ended December 31, 2022. Refer below for further discussion on commodity cost risk, foreign currency exchange rate risk, and interest rate risk.
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. Based on our current outlook for commodity prices, the total impact of commodities, including tariff costs, is expected to have a positive impact on our gross profit margins for full-year 2023 when compared to 2022.
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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of March 31, 2023:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$15.6	$0.69 to 1 AUD
Canadian Dollar	Long	94.7	$0.74 to 1 CAD
Mexican Peso	Short	113.1	20 Peso to $1
During the quarter ended March 31, 2023, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2022. We expect currencies to have a negative impact on full-year net income from continuing operations in 2023 compared to 2022.
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
Interest Rates:
We are a party to an unsecured credit agreement with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of March 31, 2023, there was $371.0 million outstanding on the revolving loan, $816.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income from continuing operations in 2023 compared to 2022.

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
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II OTHER INFORMATION
Item 1 – LEGAL PROCEEDINGS
We are involved in a number of legal proceedings incidental to our business, none of which is presently expected to have a material effect on our financial position, results of operations or cash flows, or the financial results of our business.
As of the date hereof, we are party to putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California and Oregon. The first case brought related to this matter—Guzman—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled a putative class action in California State Court under the name Albright. The second case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Additional similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman/Berlanga case have been filed in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff), though the Lollar and Mitchell matters have since been dismissed, and another plaintiff from the Hellman/Berlanga matter, Michael Hellman, has been dismissed.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in In re Polaris dismissed half of the plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. On April 28, 2022, the In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries Inc. (County of Los Angeles, Ca.). We removed the matter to federal court (C.D. Cal.) in June 2022 and have moved to dismiss the plaintiff’s claims; plaintiff filed a motion to remand the case. The district court denied plaintiff’s motion to remand and granted our motion to dismiss, allowing plaintiff to file an amended complaint. We moved to dismiss plaintiff’s amended complaint, which the Court denied in March 2023.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in Johannessohn denied class certification related to plaintiffs’ claims of excessive heat hazards in Sportsman ATVs. The Eighth Circuit subsequently affirmed that denial. On June 13, 2022, the Johannessohn plaintiffs’ counsel filed a new, substantially similar putative class action in Minnesota state court, seeking damages for alleged economic loss: Jay Miller, individually and on behalf of all others similarly situated v. Polaris Inc. (4th Dist. Minn.). After we moved to dismiss, the Miller court dismissed plaintiff’s class claims with prejudice, leaving only his individual claims for alleged economic loss. The parties to the Johannessohn and Miller cases, as well as the parties to two other related cases filed by the Johannessohn plaintiffs’ counsel against the Company in Minnesota federal court (McClure and Herron), have agreed in principle to settle those matters on a non-class basis. That settlement is not yet final.
With respect to each of these putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2023	—	$—	—	$349,109,019
February 1 — 28, 2023	255,000	$116.77	255,000	$319,335,924
March 1 — 31, 2023	165,000	$113.93	165,000	$300,539,235
Total / Average	420,000	$115.65	420,000
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of March 31, 2023, the approximate value of shares that may yet to be purchased pursuant to the Program is $300.5 million. The Program does not have an expiration date.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Restated Articles of Incorporation of Polaris Inc., effective as of July 29, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2019.

3.b	Bylaws of Polaris Inc., as amended and restated on July 29, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2019.

10.a	Form of Nonqualified Stock Option Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.b	Form of Nonqualified Stock Option Award Agreement (2023) entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.c	Form of Restricted Stock Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.d	Form of Restricted Stock Award Agreement (2023) entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.e	Form of Performance Restricted Stock Unit Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.f	Form of Performance Restricted Stock Unit Award Agreement (2023) entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on April 25, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2023 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 25, 2023	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2023	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)