Form 10-Q
period 2023-06-30
Polaris Inc.
filed 2023-07-25
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-11411

POLARIS INC.
(Exact name of registrant as specified in its charter)

Delaware					41-1790959
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Highway 55,	Medina	MN			55340
(Address of principal executive offices)					(Zip Code)
			763	542-0500
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
As of July 18, 2023, 56,688,513 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2023

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$340.4	$324.5
Trade receivables, net	293.1	343.0
Inventories, net	2,024.3	1,896.1
Prepaid expenses and other	210.6	183.7
Income taxes receivable	19.8	20.3
Total current assets	2,888.2	2,767.6
Property and equipment, net	1,118.9	1,018.4
Investment in finance affiliate	98.7	93.1
Deferred tax assets	237.5	210.5
Goodwill and other intangible assets, net	903.2	910.6
Operating lease assets	120.1	111.0
Other long-term assets	103.0	106.7
Total assets	$5,469.6	$5,217.9
Liabilities and Equity
Current liabilities:
Current financing obligations	$553.7	$553.6
Accounts payable	897.0	847.6
Accrued expenses	932.3	896.8
Other current liabilities	31.9	30.6
Total current liabilities	2,414.9	2,328.6
Long-term financing obligations	1,507.6	1,504.2
Other long-term liabilities	282.3	271.0
Total liabilities	$4,204.8	$4,103.8
Deferred compensation	$15.6	$12.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.6 and 57.0 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,186.9	1,152.1
Retained earnings	122.1	33.8
Accumulated other comprehensive loss, net	(63.1)	(87.5)
Total shareholders’ equity	1,246.5	1,099.0
Noncontrolling interest	2.7	2.5
Total equity	1,249.2	1,101.5
Total liabilities and equity	$5,469.6	$5,217.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$2,216.6	$2,062.8	$4,396.3	$3,844.3
Cost of sales	1,711.6	1,588.4	3,422.1	3,017.0
Gross profit	505.0	474.4	974.2	827.3
Operating expenses:
Selling and marketing	132.6	115.5	270.2	227.1
Research and development	93.2	86.8	189.7	167.6
General and administrative	103.8	89.2	194.6	160.9
Total operating expenses	329.6	291.5	654.5	555.6
Income from financial services	20.6	10.2	37.4	21.6
Operating income	196.0	193.1	357.1	293.3
Non-operating expense:
Interest expense	31.4	14.9	59.7	26.7
Other (income) expense, net	(8.1)	(3.2)	(20.5)	(6.5)
Income from continuing operations before income taxes	172.7	181.4	317.9	273.1
Provision for income taxes	38.4	39.4	70.0	57.0
Net income from continuing operations	134.3	142.0	247.9	216.1
Loss from discontinued operations, net of tax	—	(4.2)	—	(8.4)
Impairment of discontinued operations, net of tax	—	(142.2)	—	(142.2)
Net income (loss)	134.3	(4.4)	247.9	65.5
Net income attributable to noncontrolling interest	—	(0.2)	(0.2)	(0.2)
Net income (loss) attributable to Polaris Inc.	$134.3	$(4.6)	$247.7	$65.3

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$134.3	$142.0	$247.9	$216.1
Less net income attributable to noncontrolling interest	—	(0.2)	(0.2)	(0.2)
Net income from continuing operations attributable to Polaris Inc. common shareholders	134.3	141.8	247.7	215.9
Net loss from discontinued operations attributable to Polaris Inc. common shareholders	—	(146.4)	—	(150.6)
Net income (loss) attributable to Polaris Inc.	$134.3	$(4.6)	$247.7	$65.3

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$2.35	$2.37	$4.32	$3.59
Discontinued operations	$—	$(2.45)	$—	$(2.50)
Basic	$2.35	$(0.08)	$4.32	$1.09
Diluted
Continuing operations	$2.32	$2.34	$4.28	$3.55
Discontinued operations	$—	$(2.42)	$—	$(2.48)
Diluted	$2.32	$(0.08)	$4.28	$1.07
Weighted average shares outstanding:
Basic	57.2	59.9	57.3	60.1
Diluted	57.8	60.5	57.9	60.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$134.3	$(4.4)	$247.9	$65.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6.2	(30.1)	20.3	(30.9)
Unrealized gain on derivative instruments	5.3	6.1	3.9	14.4
Retirement plan and other activity	0.1	0.1	0.2	0.2
Comprehensive income (loss)	145.9	(28.3)	272.3	49.2
Comprehensive income attributable to noncontrolling interest	—	(0.2)	(0.2)	(0.2)
Comprehensive income (loss) attributable to Polaris Inc.	$145.9	$(28.5)	$272.1	$49.0
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of March 31, 2023	56.9		$0.6	$1,168.9	$57.3	$(74.7)	$2.7	$1,154.8
Employee stock compensation	—		—	14.9	—	—	—	14.9
Deferred compensation	—		—	(0.4)	(1.4)	—	—	(1.8)
Proceeds from stock issuances under employee plans	0.1		—	10.6	—	—	—	10.6
Cash dividends declared (1)	—		—	—	(36.9)	—	—	(36.9)
Repurchase and retirement of common shares	(0.4)	*	—	(7.1)	(31.2)	—	—	(38.3)
Net income	—		—	—	134.3	—	—	134.3
Other comprehensive income	—		—	—	—	11.6	—	11.6
Balance as of June 30, 2023	56.6		0.6	1,186.9	122.1	(63.1)	2.7	1,249.2

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of March 31, 2022	59.5	$0.6	$1,142.8	$45.0	$(69.8)	$2.0	$1,120.6
Employee stock compensation	—	—	15.5	—	—	—	15.5
Deferred compensation	—	—	(0.8)	0.8	—	—	—
Proceeds from stock issuances under employee plans	—	—	3.9	—	—	—	3.9
Cash dividends declared (1)	—	—	—	(38.1)	—	—	(38.1)
Net income (loss)	—	—	—	(4.6)	—	0.2	(4.4)
Other comprehensive loss	—	—	—	—	(23.9)	—	(23.9)
Balance as of June 30, 2022	59.5	0.6	1,161.4	3.1	(93.7)	2.2	1,073.6
(1) Polaris Inc. declared a dividend of $0.65 per share for the three month period ended June 30, 2023 and a dividend of $0.64 per share for the three month period ended June 30, 2022.

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.3	—	29.6	—	—	—	29.6
Deferred compensation	—	—	(0.5)	(2.5)	—	—	(3.0)
Proceeds from stock issuances under employee plans	0.2	—	23.8	—	—	—	23.8
Cash dividends declared (2)	—	—	—	(73.9)	—	—	(73.9)
Repurchase and retirement of common shares	(0.9)	—	(18.1)	(83.0)	—	—	(101.1)
Net income	—	—	—	247.7	—	0.2	247.9
Other comprehensive income	—	—	—	—	24.4	—	24.4
Balance as of June 30, 2023	56.6	0.6	1,186.9	122.1	(63.1)	2.7	1,249.2

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.4	—	28.8	—	—	—	28.8
Deferred compensation	—	—	(1.5)	1.3	—	—	(0.2)
Proceeds from stock issuances under employee plans	0.2	—	17.8	—	—	—	17.8
Cash dividends declared (2)	—	—	—	(76.0)	—	—	(76.0)
Repurchase and retirement of common shares	(1.5)	—	(27.5)	(144.8)	—	—	(172.3)
Net income	—	—	—	65.3	—	0.2	65.5
Other comprehensive loss	—	—	—	—	(16.3)	—	(16.3)
Balance of June 30, 2022	59.5	0.6	1,161.4	3.1	(93.7)	2.2	1,073.6
(2) Polaris Inc. declared aggregate dividends of $1.30 per share for the six month period ended June 30, 2023 and aggregate dividends of $1.28 per share for the six month period ended June 30, 2022.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six months ended June 30,
	2023	2022
Operating Activities:
Net income	$247.9	$65.5
Loss from discontinued operations, net of tax	—	8.4
Impairment of discontinued operations, net of tax	—	142.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	120.5	113.7
Noncash compensation	29.6	28.8
Noncash income from financial services	(18.3)	(4.5)
Deferred income taxes	(26.6)	(33.0)
Other, net	(0.4)	(0.4)
Changes in operating assets and liabilities:
Trade receivables	50.5	(79.0)
Inventories	(122.3)	(409.2)
Accounts payable	46.0	208.0
Accrued expenses	32.9	(77.8)
Income taxes payable/receivable	1.0	(1.5)
Prepaid expenses and others, net	(12.9)	(1.1)
Net cash provided by (used for) operating activities of continuing operations	347.9	(39.9)
Net cash used for operating activities of discontinued operations	—	(17.1)
Net cash provided by (used for) operating activities	347.9	(57.0)
Investing Activities:
Purchase of property and equipment	(206.2)	(119.4)
Investment in finance affiliate, net	12.7	16.7
Distributions from other affiliates	3.4	—
Net cash used for investing activities of continuing operations	(190.1)	(102.7)
Net cash used for investing activities of discontinued operations	—	(5.2)
Net cash used for investing activities	(190.1)	(107.9)
Financing Activities:
Borrowings under financing obligations	1,350.4	1,116.0
Repayments under financing obligations	(1,349.4)	(898.5)
Repurchase and retirement of common shares	(101.1)	(172.3)
Cash dividends to shareholders	(73.9)	(76.0)
Proceeds from stock issuances under employee plans	23.8	17.8
Net cash used for financing activities	(150.2)	(13.0)
Impact of currency exchange rates on cash balances	8.1	(11.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	15.7	(189.5)
Cash, cash equivalents and restricted cash at beginning of period	339.7	529.1
Cash, cash equivalents and restricted cash at end of period	$355.4	$339.6
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$58.8	$25.2
Income taxes paid	$96.9	$96.4
Leased assets obtained for operating lease liabilities	$20.4	$42.1
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$340.4	$314.2
Current assets held for sale	—	9.5
Other long-term assets	15.0	15.9
Total	$355.4	$339.6
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
Reclassifications. On July 1, 2022, the Company completed the sale of its Transamerican Auto Parts (“TAP”) business. The operating results of the TAP business are reported in loss from discontinued operations, net of tax, in the consolidated statements of income. All amounts and disclosures included in the Notes to consolidated financial statements reflect only the Company's continuing operations unless otherwise noted. Refer to Note 4 for additional information.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	June 30, 2023	December 31, 2022
Assets
Non-qualified deferred compensation assets	Level 1	$39.6	$39.8
Foreign exchange contracts, net	Level 2	$10.9	$8.4
Interest rate contracts, net	Level 2	$6.7	$5.9
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(39.6)	$(39.8)
Commodity contracts, net	Level 2	$(0.2)	$—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations approximate their fair values due to their short-term nature. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s current and long-term financing obligations was approximately $2,076.4 million and $2,070.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of current and long-term financing obligations was $2,061.3 million and $2,057.8 million as of June 30, 2023 and December 31, 2022, respectively.
Property and equipment. Depreciation expense was $54.2 million and $52.3 million for the three months ended June 30, 2023 and 2022, respectively, and $111.6 million and $103.9 million for the six months ended June 30, 2023 and 2022, respectively. Substantially all of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$154.0	$126.1	$172.9	$132.9
Additions charged to expense	47.9	33.6	92.4	60.7
Warranty claims paid, net	(47.3)	(31.0)	(110.7)	(64.9)
Balance at end of period	$154.6	$128.7	$154.6	$128.7
New accounting pronouncements.
There are no new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Supplemental Balance Sheet Information

In millions	June 30, 2023	December 31, 2022
Inventories
Raw materials and purchased components	$888.0	$843.5
Service parts, garments and accessories	395.6	371.1
Finished goods	835.5	768.2
Less: reserves	(94.8)	(86.7)
Inventories, net	$2,024.3	$1,896.1
Property and equipment
Land, buildings and improvements	$586.9	$539.1
Equipment and tooling	1,794.3	1,645.0
	2,381.2	2,184.1
Less: accumulated depreciation	(1,262.3)	(1,165.7)
Property and equipment, net	$1,118.9	$1,018.4
Accrued expenses
Compensation	$160.8	$212.3
Warranties	154.6	172.9
Sales promotions and incentives	170.6	127.0
Dealer holdback	159.7	129.7
Other accrued expenses	286.6	254.9
Total accrued expenses	$932.3	$896.8
Other current liabilities
Current operating lease liabilities	25.7	24.1
Income taxes payable	6.2	6.5
Total other current liabilities	$31.9	$30.6
Other long-term liabilities
Long-term operating lease liabilities	$95.3	$87.0
Long-term income taxes payable	12.5	11.7
Deferred tax liabilities	4.6	4.6
Other long-term liabilities	169.9	167.7
Total other long-term liabilities	$282.3	$271.0

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended June 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,270.0	$300.9	$223.6	$1,794.5
PG&A	361.4	60.7	—	422.1
Total revenue	$1,631.4	$361.6	$223.6	$2,216.6

Revenue by geography
United States	$1,343.2	$186.9	$215.7	$1,745.8
Canada	115.0	15.9	6.6	137.5
EMEA	88.5	137.0	0.6	226.1
APLA	84.7	21.8	0.7	107.2
Total revenue	$1,631.4	$361.6	$223.6	$2,216.6

	Three months ended June 30, 2022
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,181.4	$230.4	$273.0	$1,684.8
PG&A	309.0	69.0	—	378.0
Total revenue	$1,490.4	$299.4	$273.0	$2,062.8

Revenue by geography
United States	$1,183.4	$153.3	$264.8	$1,601.5
Canada	125.3	13.3	8.1	146.7
EMEA	108.1	112.3	0.1	220.5
APLA	73.6	20.5	—	94.1
Total revenue	$1,490.4	$299.4	$273.0	$2,062.8

	Six months ended June 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$2,520.4	$568.1	$488.0	$3,576.5
PG&A	702.8	117.0	—	819.8
Total revenue	$3,223.2	$685.1	$488.0	$4,396.3

Revenue by geography
United States	$2,623.0	$344.5	$472.9	$3,440.4
Canada	243.4	28.3	13.4	285.1
EMEA	206.2	271.9	0.6	478.7
APLA	150.6	40.4	1.1	192.1
Total revenue	$3,223.2	$685.1	$488.0	$4,396.3

	Six months ended June 30, 2022
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$2,181.9	$410.9	$484.5	$3,077.3
PG&A	650.6	116.4	—	767.0
Total revenue	$2,832.5	$527.3	$484.5	$3,844.3

Revenue by geography
United States	$2,216.8	$257.5	$471.9	$2,946.2
Canada	261.6	19.2	12.5	293.3
EMEA	230.8	211.9	0.1	442.8
APLA	123.3	38.7	—	162.0
Total revenue	$2,832.5	$527.3	$484.5	$3,844.3

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
The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$111.5	$114.9	$111.1	$108.3
New contracts sold	11.6	12.3	25.3	27.8
Revenue recognized on existing contracts	(14.4)	(13.6)	(27.7)	(22.5)
Balance at end of period	$108.7	$113.6	$108.7	$113.6
The Company expects to recognize approximately $34.8 million of the unearned amount over the next 12 months, which is recorded in other current liabilities as of June 30, 2023, compared to $36.4 million as of June 30, 2022. The amount recorded in other long-term liabilities totaled $73.9 million and $77.2 million as of June 30, 2023 and 2022, respectively.

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
Results of discontinued operations were as follows (in millions):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Sales	$173.9	$349.3
Cost of sales	131.0	262.9
Other costs and expenses	48.5	97.5
Loss from discontinued operations before income taxes	(5.6)	(11.1)
Income tax benefit	(1.4)	(2.7)
Loss from discontinued operations, net of tax	(4.2)	(8.4)

Impairment of discontinued operations	187.8	187.8
Income tax benefit	(45.6)	(45.6)
Impairment of discontinued operations, net of tax	142.2	142.2

Net loss from discontinued operations	$(146.4)	$(150.6)

Note 5. Share-Based Compensation
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Option awards	$1.9	$2.1	$7.7	$7.2
Other share-based awards	10.6	10.3	16.8	15.8
Total share-based compensation before tax	12.5	12.4	24.5	23.0
Tax benefit	3.0	2.9	5.8	5.5
Total share-based compensation expense included in net income	$9.5	$9.5	$18.7	$17.5
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of June 30, 2023, there was $69.7 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years. Included in unrecognized share-based compensation expense was approximately $9.0 million related to stock options and $60.7 million related to restricted stock.

Note 6. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of June 30, 2023	Maturity	June 30, 2023	December 31, 2022
Incremental term loan	6.33%	December 2023	$500.0	$500.0
Revolving loan facility	5.53%	June 2026	341.3	312.9
Term loan facility	6.33%	June 2026	804.0	828.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.22%	Various through 2029	10.8	11.4
Notes payable and other	4.26%	Various through 2030	60.1	61.4
Debt issuance costs			(4.9)	(5.9)
Total financing obligations			$2,061.3	$2,057.8
Less: Current financing obligations			553.7	553.6
Long-term financing obligations			$1,507.6	$1,504.2
In December 2010, the Company entered an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 that remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $804.0 million was outstanding as of June 30, 2023. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $341.3 million was outstanding as of June 30, 2023, and extend the maturity date to June 2026. Interest is charged at rates based on adjusted Term SOFR.
In December 2021, the Company amended the credit facility to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, the Company further amended its credit facility to extend the maturity date of the Incremental Term Loan to December 15, 2023. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45.0 million over the next 12 months. These payments are classified as current maturities in the consolidated balance sheets.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of June 30, 2023.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of June 30, 2023. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of June 30, 2023 and December 31, 2022 are as follows (in millions):

	June 30, 2023	December 31, 2022
Goodwill	$387.4	$386.2
Other intangible assets, net	515.8	524.4
Total goodwill and other intangible assets, net	$903.2	$910.6
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 and 2022 are as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Currency translation effect on foreign goodwill balances	(0.1)	1.3	—	1.2
Balance as of June 30, 2023	$110.6	$49.7	$227.1	$387.4

	Off Road	On Road	Marine	Total
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3
Currency translation effect on foreign goodwill balances	(0.5)	(5.3)	—	(5.8)
Balance as of June 30, 2022	$111.2	$47.2	$227.1	$385.5
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

The components of other intangible assets were as follows ($ in millions):

		June 30, 2023			December 31, 2022
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Dealer/customer related	19	$341.7	$(88.8)	$252.9	$341.7	$(80.0)	$261.7
Indefinite-life intangibles
Brand/trade names		262.9	—	262.9	262.7	—	262.7
Total other intangible assets, net		$604.6	$(88.8)	$515.8	$604.4	$(80.0)	$524.4
Amortization expense for intangible assets was $4.5 million and $4.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.9 million and $9.8 million for the six months ended June 30, 2023 and 2022, respectively. Estimated future amortization expense for identifiable intangible assets during the next five years is as follows (in millions):

	Remainder 2023	2024	2025	2026	2027	2028
Estimated amortization expense	$8.9	$17.7	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 8. Shareholders’ Equity
During the six months ended June 30, 2023, the Company paid $101.1 million to repurchase approximately 0.9 million shares of its common stock. As of June 30, 2023, the Board of Directors has authorized the Company to repurchase up to an additional $262.2 million of the Company’s common stock.
The Company paid a regular cash dividend of $0.65 per share on June 15, 2023 to holders of record at the close of business on June 1, 2023. Cash dividends declared and paid per common share for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash dividends declared and paid per common share	$0.65	$0.64	$1.30	$1.28
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	56.8	59.5	56.9	59.7
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.2	0.2	0.2	0.2
Common shares outstanding—basic	57.2	59.9	57.3	60.1
Dilutive effect of restricted stock units	0.3	0.3	0.3	0.4
Dilutive effect of stock option awards	0.3	0.3	0.3	0.4
Common and potential common shares outstanding—diluted	57.8	60.5	57.9	60.9

During the three and six months ended June 30, 2023, the number of options that were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, were 1.8 million and 1.7 million, compared to 1.6 million for both of the comparable periods in 2022.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(94.8)	$10.5	$(3.2)	$(87.5)
Reclassification to the statement of income	—	(8.8)	0.2	(8.6)
Change in fair value	20.3	12.7	—	33.0
Balance as of June 30, 2023	$(74.5)	$14.4	$(3.0)	$(63.1)
See Note 11 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income (loss) for cash flow derivatives designated as hedging instruments.

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
The Company’s total investment in Polaris Acceptance of $98.7 million as of June 30, 2023 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of June 30, 2023, the outstanding amount of net receivables financed for dealers under this arrangement was $1,399.1 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2023, the potential 15 percent aggregate repurchase obligation is approximately $110.5 million.
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of June 30, 2023, the potential aggregate repurchase obligation was approximately $330.5 million.
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

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. In 2012, the Company began purchasing excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of June 30, 2023, the Company had an accrual of $140.9 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, and product liability claims. In addition, as of June 30, 2023, the Company is party to putative class actions pending against the Company in the United States which are described in more detail in Part II, Item 1 – Legal Proceedings. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	June 30, 2023			December 31, 2022
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$287.6	$14.0	$(3.1)	$154.0	$8.4	$—
Interest rate contracts	550.0	6.7	—	550.0	5.9	—
Commodity contracts	9.0	0.2	(0.4)	—	—	—
Total	$846.6	$20.9	$(3.5)	$704.0	$14.3	$—
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income				Gain (Loss) Recognized in OCI
		Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022	2023	2022	2023	2022
Commodity contracts	Cost of sales	$(0.4)	$—	$(0.8)	$—	$0.4	$(0.4)	$1.4	$(0.4)
Interest rate contracts	Interest expense	1.9	(1.1)	5.1	(3.0)	5.4	3.5	0.6	10.1
Foreign exchange contracts	Other (income) expense, net	1.3	1.8	4.5	3.0	(0.5)	3.0	1.9	4.7
Total		$2.8	$0.7	$8.8	$—	$5.3	$6.1	$3.9	$14.4
The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness is recognized currently in the consolidated statements of income (loss) and were not material for the periods presented.
The net amount of the existing gains or losses as of June 30, 2023 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine, which are all reportable segments. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs and the impacts from certain foreign currency transactions. Businesses that are presented as discontinued operations are excluded from the table below.
Segment sales and gross profit data is summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales
Off Road	$1,631.4	$1,490.4	$3,223.2	$2,832.5
On Road	361.6	299.4	685.1	527.3
Marine	223.6	273.0	488.0	484.5
Total sales	$2,216.6	$2,062.8	$4,396.3	$3,844.3
Gross profit
Off Road	$365.5	$354.2	$697.1	$612.9
On Road	81.8	53.4	151.0	94.6
Marine	57.5	66.6	119.0	113.1
Corporate	0.2	0.2	7.1	6.7
Total gross profit	$505.0	$474.4	$974.2	$827.3

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three and six month period ended June 30, 2023 compared to the three and six month period ended June 30, 2022. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial off-road vehicles; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2023 to the second quarter of 2022 and all “year-to-date” comparisons are from the six month period ended June 30, 2023 to the six month period ended June 30, 2022. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Second quarter sales totaled $2,216.6 million, an increase of seven percent from last year’s second quarter sales of $2,062.8 million. Our second quarter sales to customers in North America increased eight percent and our sales to customers outside of North America increased six percent. The increase in sales in the quarter was driven primarily by increased shipments and higher net pricing, partially offset by higher finance interest.
Our gross profit of $505.0 million increased six percent from $474.4 million in the comparable prior year second quarter. Gross profit, as a percentage of sales, decreased primarily due to higher finance interest, warranty, and labor costs, as well as unfavorable foreign currency exchange rate movement, partially offset by higher net pricing and lower logistics costs.
Net income from continuing operations attributable to Polaris was $134.3 million, or $2.32 per diluted share, compared to 2022 second quarter net income from continuing operations attributable to Polaris of $141.8 million, or $2.34 per diluted share. The decrease in net income from continuing operations was primarily driven by higher operating expenses, including research and development and marketing costs. We reported second quarter Adjusted EBITDA of $265.5 million, compared to 2022 second quarter Adjusted EBITDA of $254.9 million. For information on how we define and calculate Adjusted EBITDA and a reconciliation of net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
During the third quarter of 2022, we completed the sale of our Transamerican Auto Parts (“TAP”) business, an aftermarket parts business. The results of TAP have been presented as discontinued operations for all periods presented.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
($ in millions except percentages and share data)	2023	2022	Change 2023 vs. 2022	2023	2022	Change 2023 vs. 2022
Sales	$2,216.6	$2,062.8	7%	$4,396.3	$3,844.3	14%
Cost of sales	$1,711.6	$1,588.4	8%	$3,422.1	$3,017.0	13%
Gross profit	$505.0	$474.4	6%	$974.2	$827.3	18%
Percentage of sales	22.8%	23.0%	-22 bps	22.2%	21.5%	+64 bps
Operating expenses:
Selling and marketing	$132.6	$115.5	15%	$270.2	$227.1	19%
Research and development	$93.2	$86.8	7%	$189.7	$167.6	13%
General and administrative	$103.8	$89.2	16%	$194.6	$160.9	21%
Total operating expenses	$329.6	$291.5	13%	$654.5	$555.6	18%
Percentage of sales	14.9%	14.1%	+74 bps	14.9%	14.5%	+43 bps
Income from financial services	$20.6	$10.2	102%	$37.4	$21.6	73%
Operating income	$196.0	$193.1	2%	$357.1	$293.3	22%

Non-operating expense:
Interest expense	$31.4	$14.9	111%	$59.7	$26.7	124%
Other (income) expense, net	$(8.1)	$(3.2)	NM	$(20.5)	$(6.5)	NM
Income from continuing operations before income taxes	$172.7	$181.4	(5)%	$317.9	$273.1	16%
Provision for income taxes	$38.4	$39.4	(3)%	$70.0	$57.0	23%
Effective income tax rate	22.3%	21.7%	+54 bps	22.0%	20.9%	+116 bps

Net income from continuing operations	$134.3	$142.0	(5)%	$247.9	$216.1	15%
Net income attributable to noncontrolling interest	$—	$(0.2)	NM	$(0.2)	$(0.2)	—%
Net income from continuing operations attributable to Polaris Inc. shareholders	$134.3	$141.8	(5)%	$247.7	$215.9	15%
Percentage of sales	6.1%	6.9%	-82 bps	5.6%	5.6%	+2 bps

Adjusted EBITDA	$265.5	$254.9	4%	$503.6	$418.9	20%
Adjusted EBITDA Margin	12.0%	12.4%	-38 bps	11.5%	10.9%	+56 bps

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$2.32	$2.34	(1)%	$4.28	$3.55	21%
Weighted average diluted shares outstanding	57.8	60.5	(4)%	57.9	60.9	(5)%
NM = not meaningful

Sales:
The sales growth for the quarter and year-to-date periods was driven primarily by increased shipments, favorable product mix, and higher net pricing, partially offset by higher finance interest.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Volume	5%	11%
Product mix and price	2	4
Currency	—	(1)
	7%	14%
Volume increases for the quarter and year-to-date periods were primarily driven by increased ORV and Indian Motorcycle shipments. Product mix and price for the quarter and year-to-date periods was favorable as a result of a higher sales mix of premium ORV models.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2023	Percent of Total Sales	2022	Percent of Total Sales	Percent Change 2023 vs. 2022	2023	Percent of Total Sales	2022	Percent of Total Sales	Percent Change 2023 vs. 2022
United States	$1,745.8	79%	$1,601.5	78%	9%	$3,440.4	78%	$2,946.2	77%	17%
Canada	137.5	6%	146.7	7%	(6)%	285.1	7%	293.3	7%	(3)%
Other countries	333.3	15%	314.6	15%	6%	670.8	15%	604.8	16%	11%
Total sales	$2,216.6	100%	$2,062.8	100%	7%	$4,396.3	100%	$3,844.3	100%	14%

Sales in the United States increased during the quarter and year-to-date periods driven by increased shipments, favorable product mix, and and higher net pricing, partially offset by higher finance interest.
Sales in Canada decreased during the quarter and year-to-date periods primarily driven by unfavorable foreign currency exchange rate movement, partially offset by favorable product mix. Currency rate movements had an unfavorable impact of five percentage points on both quarter and year-to-date sales.
Sales in other countries, primarily in Europe, increased during the quarter and year-to-date periods primarily driven by favorable product mix, partially offset by lower ORV and Indian Motorcycle shipments. Currency rate movements had a favorable impact of one percentage point on quarter sales and an unfavorable impact of two percentage points on year-to-date sales.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2023	Percent of Total Cost of Sales	2022	Percent of Total Cost of Sales	Percent Change 2023 vs. 2022	2023	Percent of Total Cost of Sales	2022	Percent of Total Cost of Sales	Percent Change 2023 vs. 2022
Purchased materials and services	$1,426.6	83%	$1,348.1	85%	6%	$2,857.5	83%	$2,563.2	85%	11%
Labor and benefits	191.7	11%	162.0	10%	18%	377.8	11%	304.3	10%	24%
Depreciation and amortization	45.4	3%	44.7	3%	2%	94.4	3%	88.8	3%	6%
Warranty costs	47.9	3%	33.6	2%	43%	92.4	3%	60.7	2%	52%
Total cost of sales	$1,711.6	100%	$1,588.4	100%	8%	$3,422.1	100%	$3,017.0	100%	13%
Percentage of sales	77.2%		77.0%	+22 bps		77.8%		78.5%	-64 bps
Cost of sales increased during the quarter and year-to-date periods primarily due to increased shipments and higher warranty and labor costs, partially offset by lower logistics costs.
 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, decreased primarily due to higher finance interest, warranty, and labor costs, as well as unfavorable foreign currency exchange rate movement, partially offset by higher net pricing and lower logistics costs. Consolidated gross profit for the year-to-date period, as a percentage of sales, increased primarily due to higher net pricing and lower input costs, partially offset by higher finance interest, warranty, and labor costs, as well as unfavorable foreign currency exchange rate movement.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, increased for the quarter and year-to-date periods due to higher selling and marketing and general and administrative expenses.
Income from Financial Services:
Income from financial services increased for the quarter and year-to-date periods, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels.
Interest Expense:
Interest expense increased for the quarter and year-to-date periods due to higher debt levels and higher interest rates.
Other (income) expense, net:
Other (income) expense is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to the Company’s international subsidiaries.
Provision for income taxes:
The increase in the effective income tax rate for the quarter is primarily due to unfavorable impacts related to certain amended income tax returns, partially offset by favorable state income tax credits recorded during the quarter.
The increase in the effective income tax rate for the year-to-date period is primarily due to a decrease in excess tax benefits related to share based compensation, unfavorable impacts related to certain amended income tax returns and state income tax audit adjustments. These increases were partially offset by favorable state income tax credits recorded during the period.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars, increased during the quarter primarily due to higher net pricing and increased shipments, partially offset by higher finance interest and operating expenses. Adjusted EBITDA, as a percentage of sales, decreased during the quarter as the impact of higher finance interest and operating expenses more than offset higher net pricing and the increase in shipments.
Adjusted EBITDA, in absolute dollars and as a percentage of sales, increased during the year-to-date period primarily due to higher net pricing and increased shipments, partially offset by higher finance interest and operating expenses.

For information on how we define and calculate Adjusted EBITDA and a reconciliation of net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable periods, weighted average diluted shares outstanding decreased compared to the comparable prior year periods, primarily due to share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.65 per common share on June 15, 2023 to holders of record at the close of business on June 1, 2023. We paid aggregate cash dividends of $1.30 per common share for the six months ended June 30, 2023.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$1,631.4	74%	$1,490.4	72%	9%	$3,223.2	73%	$2,832.5	74%	14%
On Road	361.6	16%	299.4	15%	21%	685.1	16%	527.3	14%	30%
Marine	223.6	10%	273.0	13%	(18)%	488.0	11%	484.5	12%	1%
Total sales	$2,216.6	100%	$2,062.8	100%	7%	$4,396.3	100%	$3,844.3	100%	14%

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$365.5	22.4%	$354.2	23.8%	3%	$697.1	21.6%	$612.9	21.6%	14%
On Road	81.8	22.6%	53.4	17.8%	53%	151.0	22.0%	94.6	17.9%	60%
Marine	57.5	25.7%	66.6	24.4%	(14)%	119.0	24.4%	113.1	23.3%	5%
Corporate	0.2		0.2			7.1		6.7
Total gross profit	$505.0		$474.4		6%	$974.2		$827.3		18%
Percentage of sales	22.8%		23.0%	-22 bps		22.2%		21.5%	+64 bps
Off Road:
Off Road sales, inclusive of PG&A sales, increased for the quarter and year-to-date periods driven by increased shipments, favorable product mix, and higher net pricing, partially offset by higher finance interest. The average per unit sales price for the Off Road segment increased approximately one percent and six percent for the quarter and year-to-date periods, respectively, driven by favorable product mix and higher net pricing.
Off Road sales to customers outside of North America decreased five percent for the quarter driven by lower shipments. Off Road sales to customers outside of North America increased one percent for year-to-date period driven by higher net pricing.
Gross profit, as a percentage of sales, decreased during the quarter, primarily due to higher warranty costs, higher finance interest, and unfavorable product mix, partially offset by lower logistics and commodity costs. Gross profit, as a percentage of sales, was approximately flat during the year-to-date period.
Additional information on our end markets for the quarter:
•Polaris North America ATV unit retail sales up high-teens percent
•Polaris North America side-by-side unit retail sales up low-double digits percent
•Total Polaris North America ORV unit retail sales up mid-teens percent
•Estimated North America industry ORV unit retail sales up high-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 190 percent
On Road:
On Road sales, inclusive of PG&A sales, increased for the quarter and year-to-date periods primarily due to increased shipments, partially offset by higher finance interest. The average per unit sales price for the On Road segment increased approximately 11 percent and seven percent for the quarter and year-to-date periods, respectively, primarily due to favorable product mix.
On Road sales to customers outside of North America increased 20 percent and 25 percent for the quarter and year-to-date periods, respectively, primarily due to higher Indian Motorcycle shipments and favorable product mix.
Gross profit, as a percentage of sales, increased for the quarter and year-to-date periods, driven by favorable product mix, lower logistics costs, and higher volumes, partially offset by higher finance interest.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales up low-forties percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales up low-single digits percent
•Polaris North America motorcycle dealer inventories up approximately 175 percent
Marine:
Marine sales decreased for the quarter primarily due to decreased shipments and unfavorable product mix, partially offset by favorable net pricing. Marine sales increased for the year-to-date period primarily due to favorable net pricing, mostly offset by unfavorable product mix. The average per unit sales price for the Marine segment was flat for the quarter and increased approximately three percent for the year-to-date period, primarily due to favorable net pricing.
Gross profit, as a percentage of sales, increased during the quarter and year-to-date periods, primarily due to favorable net pricing and prudent cost management, partially offset by higher promotional costs.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down mid-single digits percent
•Estimated U.S. industry pontoon unit retail sales down mid-single digits percent
•Polaris U.S deck boat unit retail sales down mid-single digits percent
•Estimated U.S. industry deck boat unit retail sales down low-twenties percent

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
The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Sales	$2,216.6	$2,062.8	$4,396.3	$3,844.3

Net income from continuing operations	134.3	142.0	247.9	216.1
Provision for income taxes	38.4	39.4	70.0	57.0
Interest expense	31.4	14.9	59.7	26.7
Depreciation	54.2	52.3	111.6	103.9
Intangible amortization	4.5	4.8	8.9	9.8
Restructuring and realignment expenses (1)	(0.2)	0.5	0.5	4.3
Class action litigation expenses (2)	2.9	1.0	5.0	1.1
Adjusted EBITDA	$265.5	$254.9	$503.6	$418.9
Adjusted EBITDA Margin	12.0%	12.4%	11.5%	10.9%
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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	Six months ended June 30,
	2023	2022	Change
Total cash provided by (used for):
Operating activities	$347.9	$(39.9)	$387.8
Investing activities	(190.1)	(102.7)	(87.4)
Financing activities	(150.2)	(13.0)	(137.2)
Operating Activities:
The increase in net cash provided by operating activities of continuing operations was primarily the result of lower working capital additions and higher net income from continuing operations.
Investing Activities:
The primary uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing and distribution facilities and for product development, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities of continuing operations increased due to an increase in property, equipment and tooling purchases.
Financing Activities:
The increase in net cash used for financing activities was primarily due to decreased net borrowings under debt arrangements, partially offset by lower share repurchases. We recorded $1.0 million of net borrowings for the six months ended June 30, 2023, compared to $217.5 million of net borrowings for the comparable period in 2022.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of June 30, 2023, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of June 30, 2023, there were borrowings of $341.3 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $804.0 million was outstanding as of June 30, 2023. Interest is charged at rates based on adjusted Term SOFR for the credit facility. As of June 30, 2023, we had $651.2 million of availability on the Revolving Loan Facility.
In December 2021, the Company amended the credit facility to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, the Company further amended its credit facility to extend the maturity date of the Incremental Term Loan to December 15, 2023. There are no required principal payments prior to the maturity date. In addition to the payment of the $500 million Incremental Term Loan, the Company is required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months.
The agreements governing the facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements also require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $55.3 million was outstanding as of June 30, 2023.

As of June 30, 2023, we were in compliance with all debt covenants and our debt to total capital ratio was 62 percent. Additionally, as of June 30, 2023, we had letters of credit outstanding of $36.8 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of June 30, 2023, our Board of Directors has authorized us to repurchase up to an additional $262.2 million of our common stock. We repurchased a total of 0.9 million shares of our common stock for $101.1 million during the first six months of 2023, which had a favorable impact on diluted net income from continuing operations per share of three cents.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of June 30, 2023, the potential aggregate repurchase obligations were approximately $465.4 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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

uninsured product liability and class action claims, including claims seeking punitive damages, and other litigation expenses incurred due to the nature of our business; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment.
The risks and uncertainties discussed in this report are not exclusive and other factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures made on related subjects in future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that are filed with or furnished to the Securities and Exchange Commission.

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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of June 30, 2023:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$18.9	$0.68 to 1 AUD
Canadian Dollar	Long	187.2	$0.73 to 1 CAD
Mexican Peso	Short	81.5	21 Peso to $1
During the quarter and year-to-date periods ended June 30, 2023, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2022. We expect currencies to have a negative impact on full-year net income from continuing operations in 2023 compared to 2022.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of June 30, 2023, there was $341.3 million outstanding on the revolving loan, $804.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income from continuing operations in 2023 compared to 2022.

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

As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California and Oregon. The first case brought related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled a putative class action in California State Court under the name Albright. The second case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Plaintiffs counsel, in both the Albright and Hellman/Berlanga cases, filed similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman/Berlanga case in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff), though the Lollar and Mitchell matters have since been dismissed, and another plaintiff from the Hellman/Berlanga matter, Michael Hellman, has been dismissed. In May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification. We have filed an opposition to plaintiff’s motion for class certification and have filed a motion to exclude the opinions of certain of plaintiff’s expert witnesses. The district court has not yet ruled on plaintiff’s motion for class certification or Polaris’s motion to exclude the opinions of plaintiff’s expert witnesses.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in In re Polaris dismissed half of the plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. On April 28, 2022, the In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries Inc. (County of Los Angeles, Ca.). We removed the matter to federal court (C.D. Cal.) in June 2022 and moved to dismiss the plaintiff’s claims; plaintiff filed a motion to remand the case. The district court denied plaintiff’s motion to remand and granted our motion to dismiss, allowing plaintiff to file an amended complaint. We moved to dismiss plaintiff’s amended complaint, which the Court denied in March 2023. The parties are engaged in fact discovery.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in Johannessohn denied class certification related to plaintiffs’ claims of excessive heat hazards in Sportsman ATVs. The Eighth Circuit subsequently affirmed that denial. On June 13, 2022, the Johannessohn plaintiffs’ counsel filed a new, substantially similar putative class action in Minnesota state court, seeking damages for alleged economic loss: Jay Miller, individually and on behalf of all others similarly situated v. Polaris Inc. (4th Dist. Minn.). After we moved to dismiss, the Miller court dismissed plaintiff’s class claims with prejudice, leaving only his individual claims for alleged economic loss. The parties to the Johannessohn and Miller cases, as well as the parties to two other related cases filed by the Johannessohn plaintiffs’ counsel against the Company in Minnesota federal court (McClure and Herron), have reached a final settlement agreement to resolve those matters on a non-class basis.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2023	20,000	$108.02	20,000	$298,379,071
May 1 — 31, 2023	220,000	$105.81	220,000	$275,104,139
June 1 — 30, 2023	110,000	$116.96	110,000	$262,239,189
Total / Average	350,000	$109.44	350,000
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of June 30, 2023, the approximate value of shares that may yet to be purchased pursuant to the Program is $262.2 million. The Program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
Terminations
On April 21, 2023, Michael T. Speetzen, the Company’s Chief Executive Officer, terminated a written plan for the sale of an aggregate 103,256 shares of common stock. Such plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan was originally adopted on July 29, 2022.
Adoptions
On June 14, 2023, Steven D. Menneto, the Company’s President of Off Road, entered into a written plan for the sale of an aggregate 79,824 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than June 14, 2024.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc. incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on July 25, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Equity for the three and six month periods ended June 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2023 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	July 25, 2023	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2023	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)