Form 10-Q
period 2023-09-30
Polaris Inc.
filed 2023-10-24
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 17, 2023, 56,472,703 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2023

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$295.3	$324.5
Trade receivables, net	477.8	343.0
Inventories, net	2,051.7	1,896.1
Prepaid expenses and other	177.3	183.7
Income taxes receivable	41.2	20.3
Total current assets	3,043.3	2,767.6
Property and equipment, net	1,161.5	1,018.4
Investment in finance affiliate	109.7	93.1
Deferred tax assets	247.1	210.5
Goodwill and other intangible assets, net	907.1	910.6
Operating lease assets	131.6	111.0
Other long-term assets	132.7	106.7
Total assets	$5,733.0	$5,217.9
Liabilities and Equity
Current liabilities:
Current financing obligations	$553.9	$553.6
Accounts payable	882.4	847.6
Accrued expenses	967.6	896.8
Other current liabilities	34.4	30.6
Total current liabilities	2,438.3	2,328.6
Long-term financing obligations	1,655.6	1,504.2
Other long-term liabilities	292.7	271.0
Total liabilities	$4,386.6	$4,103.8
Deferred compensation	$11.2	$12.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.5 and 57.0 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,221.7	1,152.1
Retained earnings	190.7	33.8
Accumulated other comprehensive loss, net	(80.3)	(87.5)
Total shareholders’ equity	1,332.7	1,099.0
Noncontrolling interest	2.5	2.5
Total equity	1,335.2	1,101.5
Total liabilities and equity	$5,733.0	$5,217.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$2,248.9	$2,340.6	$6,645.2	$6,184.9
Cost of sales	1,740.1	1,781.4	5,162.2	4,798.4
Gross profit	508.8	559.2	1,483.0	1,386.5
Operating expenses:
Selling and marketing	145.1	120.7	415.3	347.8
Research and development	91.8	98.5	281.5	266.1
General and administrative	91.3	97.8	285.9	258.7
Total operating expenses	328.2	317.0	982.7	872.6
Income from financial services	20.5	12.1	57.9	33.7
Operating income	201.1	254.3	558.2	547.6
Non-operating expense:
Interest expense	32.5	20.1	92.2	46.8
Other (income) expense, net	(13.1)	(7.4)	(33.6)	(13.9)
Income from continuing operations before income taxes	181.7	241.6	499.6	514.7
Provision for income taxes	30.2	50.9	100.2	107.9
Net income from continuing operations	151.5	190.7	399.4	406.8
Loss from discontinued operations, net of tax	—	(3.5)	—	(11.9)
Loss from sale of discontinued operations, net of tax	—	(0.6)	—	(142.8)
Net income	151.5	186.6	399.4	252.1
Net (income) loss attributable to noncontrolling interest	0.2	(0.3)	—	(0.5)
Net income attributable to Polaris Inc.	$151.7	$186.3	$399.4	$251.6

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$151.5	$190.7	$399.4	$406.8
Less net income attributable to noncontrolling interest	0.2	(0.3)	—	(0.5)
Net income from continuing operations attributable to Polaris Inc. common shareholders	151.7	190.4	399.4	406.3
Net loss from discontinued operations attributable to Polaris Inc. common shareholders	—	(4.1)	—	(154.7)
Net income attributable to Polaris Inc.	$151.7	$186.3	$399.4	$251.6

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$2.66	$3.21	$6.98	$6.80
Discontinued operations	$—	$(0.06)	$—	$(2.59)
Basic	$2.66	$3.15	$6.98	$4.21
Diluted
Continuing operations	$2.62	$3.17	$6.90	$6.71
Discontinued operations	$—	$(0.07)	$—	$(2.56)
Diluted	$2.62	$3.10	$6.90	$4.15
Weighted average shares outstanding:
Basic	57.0	59.2	57.2	59.8
Diluted	57.8	60.0	57.9	60.6
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$151.5	$186.6	$399.4	$252.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16.8)	(33.5)	3.5	(64.4)
Unrealized gain on derivative instruments	(0.4)	8.2	3.5	22.6
Retirement plan and other activity	—	—	0.2	0.2
Comprehensive income	134.3	161.3	406.6	210.5
Comprehensive (income) loss attributable to noncontrolling interest	0.2	(0.3)	—	(0.5)
Comprehensive income attributable to Polaris Inc.	$134.5	$161.0	$406.6	$210.0
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of June 30, 2023	56.6		$0.6	$1,186.9	$122.1	$(63.1)	$2.7	$1,249.2
Employee stock compensation	0.1		—	15.2	—	—	—	15.2
Deferred compensation	—		—	2.2	2.2	—	—	4.4
Proceeds from stock issuances under employee plans	0.3		—	27.1	—	—	—	27.1
Cash dividends declared (1)	—		—	—	(36.7)	—	—	(36.7)
Repurchase and retirement of common shares	(0.5)	*	—	(9.7)	(48.6)	—	—	(58.3)
Net income (loss)	—		—	—	151.7	—	(0.2)	151.5
Other comprehensive loss	—		—	—	—	(17.2)	—	(17.2)
Balance as of September 30, 2023	56.5		0.6	1,221.7	190.7	(80.3)	2.5	1,335.2

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of June 30, 2022	59.5	$0.6	$1,161.4	$3.1	$(93.7)	$2.2	$1,073.6
Employee stock compensation	—	—	15.9	—	—	—	15.9
Deferred compensation	—	—	(1.1)	0.5	—	—	(0.6)
Proceeds from stock issuances under employee plans	0.2	—	12.9	—	—	—	12.9
Cash dividends declared (1)	—	—	—	(37.5)	—	—	(37.5)
Repurchase and retirement of common shares	(1.7)	—	(33.6)	(172.6)	—	—	(206.2)
Net income	—	—	—	186.3	—	0.3	186.6
Other comprehensive loss	—	—	—	—	(25.3)	—	(25.3)
Balance as of September 30, 2022	58.0	0.6	1,155.5	(20.2)	(119.0)	2.5	1,019.4
(1) Polaris Inc. declared a dividend of $0.65 per share for the three month period ended September 30, 2023 and a dividend of $0.64 per share for the three month period ended September 30, 2022.

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.4	—	44.8	—	—	—	44.8
Deferred compensation	—	—	1.7	(0.3)	—	—	1.4
Proceeds from stock issuances under employee plans	0.5	—	50.9	—	—	—	50.9
Cash dividends declared (2)	—	—	—	(110.6)	—	—	(110.6)
Repurchase and retirement of common shares	(1.4)	—	(27.8)	(131.6)	—	—	(159.4)
Net income	—	—	—	399.4	—	—	399.4
Other comprehensive income	—	—	—	—	7.2	—	7.2
Balance as of September 30, 2023	56.5	0.6	1,221.7	190.7	(80.3)	2.5	1,335.2

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance as of December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.4	—	44.7	—	—	—	44.7
Deferred compensation	—	—	(2.6)	1.8	—	—	(0.8)
Proceeds from stock issuances under employee plans	0.4	—	30.7	—	—	—	30.7
Cash dividends declared (2)	—	—	—	(113.5)	—	—	(113.5)
Repurchase and retirement of common shares	(3.2)	—	(61.1)	(317.4)	—	—	(378.5)
Net income	—	—	—	251.6	—	0.5	252.1
Other comprehensive loss	—	—	—	—	(41.6)	—	(41.6)
Balance as of September 30, 2022	58.0	0.6	1,155.5	(20.2)	(119.0)	2.5	1,019.4
(2) Polaris Inc. declared aggregate dividends of $1.95 per share for the nine month period ended September 30, 2023 and aggregate dividends of $1.92 per share for the nine month period ended September 30, 2022.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine months ended September 30,
	2023	2022
Operating Activities:
Net income	$399.4	$252.1
Loss from discontinued operations, net of tax	—	11.9
Loss from sale of discontinued operations, net of tax	—	142.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186.9	169.9
Noncash compensation	44.8	47.5
Noncash income from financial services	(29.1)	(8.5)
Deferred income taxes	(36.5)	11.9
Other, net	(6.2)	(0.6)
Changes in operating assets and liabilities:
Trade receivables	(131.5)	(120.7)
Inventories	(151.9)	(442.5)
Accounts payable	31.4	82.9
Accrued expenses	71.8	12.4
Income taxes payable/receivable	(18.9)	(49.7)
Prepaid expenses and others, net	15.8	30.0
Net cash provided by operating activities of continuing operations	376.0	139.4
Net cash used for operating activities of discontinued operations	—	(25.8)
Net cash provided by operating activities	376.0	113.6
Investing Activities:
Purchase of property and equipment	(311.7)	(193.6)
Investment in finance affiliate, net	12.5	(0.8)
Investments in and distributions from other affiliates	(21.6)	0.7
Acquisitions and disposals of businesses, net of cash acquired	(25.1)	40.8
Net cash used for investing activities of continuing operations	(345.9)	(152.9)
Net cash used for investing activities of discontinued operations	—	(5.3)
Net cash used for investing activities	(345.9)	(158.2)
Financing Activities:
Borrowings under financing obligations	1,910.5	1,364.0
Repayments under financing obligations	(1,752.8)	(1,028.0)
Repurchase and retirement of common shares	(159.4)	(378.5)
Cash dividends to shareholders	(110.6)	(113.5)
Proceeds from stock issuances under employee plans	50.9	30.7
Net cash used for financing activities	(61.4)	(125.3)
Impact of currency exchange rates on cash balances	2.1	(24.5)
Net decrease in cash, cash equivalents and restricted cash	(29.2)	(194.4)
Cash, cash equivalents and restricted cash at beginning of period	339.7	529.1
Cash, cash equivalents and restricted cash at end of period	$310.5	$334.7
Supplemental Cash Flow Information:
Interest paid on debt borrowings	$96.6	$51.0
Income taxes paid	$156.9	$152.9
Leased assets obtained for operating lease liabilities	$38.6	$44.5
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$295.3	$318.9
Other long-term assets	15.2	15.8
Total	$310.5	$334.7
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	September 30, 2023	December 31, 2022
Assets
Non-qualified deferred compensation assets	Level 1	$43.6	$39.8
Foreign exchange contracts, net	Level 2	$9.3	$8.4
Interest rate contracts, net	Level 2	$7.9	$5.9
Commodity contracts, net	Level 2	$0.8	$—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(43.6)	$(39.8)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s current and long-term financing obligations was approximately $2,207.3 million and $2,070.3 million, respectively, and was determined primarily using Level 2 inputs, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of current and long-term financing obligations was $2,209.5 million and $2,057.8 million as of September 30, 2023 and December 31, 2022, respectively.
Property and equipment. Depreciation expense was $62.0 million and $51.7 million for the three months ended September 30, 2023 and 2022, respectively, and $173.6 million and $155.6 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$154.6	$128.7	$172.9	$132.9
Additions charged to expense	49.3	60.5	141.7	121.2
Warranty claims paid, net	(40.9)	(32.1)	(151.6)	(97.0)
Balance at end of period	$163.0	$157.1	$163.0	$157.1
New accounting pronouncements.
There are no new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Supplemental Balance Sheet Information

In millions	September 30, 2023	December 31, 2022
Inventories
Raw materials and purchased components	$926.7	$843.5
Service parts, garments and accessories	365.5	371.1
Finished goods	853.3	768.2
Less: reserves	(93.8)	(86.7)
Inventories, net	$2,051.7	$1,896.1
Property and equipment
Land, buildings and improvements	$622.7	$539.1
Equipment and tooling	1,857.5	1,645.0
	2,480.2	2,184.1
Less: accumulated depreciation	(1,318.7)	(1,165.7)
Property and equipment, net	$1,161.5	$1,018.4
Accrued expenses
Compensation	$208.5	$212.3
Warranties	163.0	172.9
Sales promotions and incentives	192.7	127.0
Dealer holdback	166.4	129.7
Other accrued expenses	237.0	254.9
Total accrued expenses	$967.6	$896.8
Other current liabilities
Current operating lease liabilities	27.9	24.1
Income taxes payable	6.5	6.5
Total other current liabilities	$34.4	$30.6
Other long-term liabilities
Long-term operating lease liabilities	$104.3	$87.0
Long-term income taxes payable	13.5	11.7
Deferred tax liabilities	4.5	4.6
Other long-term liabilities	170.4	167.7
Total other long-term liabilities	$292.7	$271.0

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended September 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,385.4	$221.6	$134.2	$1,741.2
PG&A	459.0	48.7	—	507.7
Total revenue	$1,844.4	$270.3	$134.2	$2,248.9

Revenue by geography
United States	$1,566.1	$147.3	$132.1	$1,845.5
Canada	128.9	9.2	1.9	140.0
EMEA	81.6	96.5	0.1	178.2
APLA	67.8	17.3	0.1	85.2
Total revenue	$1,844.4	$270.3	$134.2	$2,248.9

	Three months ended September 30, 2022
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,345.7	$282.1	$260.2	$1,888.0
PG&A	400.7	51.9	—	452.6
Total revenue	$1,746.4	$334.0	$260.2	$2,340.6

Revenue by geography
United States	$1,472.2	$191.7	$251.2	$1,915.1
Canada	127.2	17.4	9.0	153.6
EMEA	86.5	101.9	—	188.4
APLA	60.5	23.0	—	83.5
Total revenue	$1,746.4	$334.0	$260.2	$2,340.6

	Nine months ended September 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$3,905.8	$789.7	$622.2	$5,317.7
PG&A	1,161.8	165.7	—	1,327.5
Total revenue	$5,067.6	$955.4	$622.2	$6,645.2

Revenue by geography
United States	$4,189.1	$491.8	$605.0	$5,285.9
Canada	372.3	37.5	15.3	425.1
EMEA	287.8	368.4	0.7	656.9
APLA	218.4	57.7	1.2	277.3
Total revenue	$5,067.6	$955.4	$622.2	$6,645.2

	Nine months ended September 30, 2022
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$3,527.6	$693.0	$744.7	$4,965.3
PG&A	1,051.3	168.3	—	1,219.6
Total revenue	$4,578.9	$861.3	$744.7	$6,184.9

Revenue by geography
United States	$3,689.0	$449.2	$723.1	$4,861.3
Canada	388.8	36.6	21.5	446.9
EMEA	317.3	313.8	0.1	631.2
APLA	183.8	61.7	—	245.5
Total revenue	$4,578.9	$861.3	$744.7	$6,184.9

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
The activity in the deferred revenue reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$108.7	$113.6	$111.1	$108.3
New contracts sold	9.9	10.7	35.2	38.5
Revenue recognized on existing contracts	(11.4)	(12.3)	(39.1)	(34.8)
Balance at end of period	$107.2	$112.0	$107.2	$112.0
The Company expects to recognize approximately $34.3 million of the unearned amount over the next 12 months, which is recorded in other current liabilities as of September 30, 2023, compared to $35.8 million as of September 30, 2022. The amount recorded in other long-term liabilities totaled $72.9 million and $76.2 million as of September 30, 2023 and 2022, respectively.

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
Results of discontinued operations were as follows (in millions):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Sales	$—	$349.3
Cost of sales	—	262.9
Other costs and expenses	2.0	99.5
Loss from discontinued operations before income taxes	(2.0)	(13.1)
Income tax benefit	1.5	(1.2)
Loss from discontinued operations, net of tax	(3.5)	(11.9)

Impairment of discontinued operations	—	187.8
Income tax benefit	0.6	(45.0)
Impairment of discontinued operations, net of tax	0.6	142.8

Net loss from discontinued operations	$(4.1)	$(154.7)

Note 5. Share-Based Compensation
Total share-based compensation expenses were comprised as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Option awards	$2.0	$2.5	$9.7	$9.7
Other share-based awards	7.9	12.8	24.7	28.6
Total share-based compensation before tax	9.9	15.3	34.4	38.3
Tax benefit	2.4	3.7	8.2	9.2
Total share-based compensation expense included in net income	$7.5	$11.6	$26.2	$29.1
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of September 30, 2023, there was $60.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.5 years. Included in unrecognized share-based compensation expense was approximately $7.1 million related to stock options and $53.0 million related to restricted stock.

Note 6. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of September 30, 2023	Maturity	September 30, 2023	December 31, 2022
Incremental term loan	6.54%	December 2023	$500.0	$500.0
Revolving loan facility	5.78%	June 2026	507.7	312.9
Term loan facility	6.54%	June 2026	792.0	828.0
Senior notes—fixed rate	4.23%	July 2028	350.0	350.0
Finance lease obligations	5.22%	Various through 2029	10.2	11.4
Notes payable and other	4.26%	Various through 2030	54.2	61.4
Debt issuance costs			(4.6)	(5.9)
Total financing obligations			$2,209.5	$2,057.8
Less: Current financing obligations			553.9	553.6
Long-term financing obligations			$1,655.6	$1,504.2
In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due July 2028 that remain outstanding.
The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $792.0 million was outstanding as of September 30, 2023. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $507.7 million was outstanding as of September 30, 2023, and extend the maturity date to June 2026. Interest is charged at rates based on adjusted Term SOFR.
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
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of September 30, 2023.
Debt issuance costs are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of September 30, 2023. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2023 and December 31, 2022 are as follows (in millions):

	September 30, 2023	December 31, 2022
Goodwill	$389.4	$386.2
Other intangible assets, net	517.7	524.4
Total goodwill and other intangible assets, net	$907.1	$910.6
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2023 and 2022 are as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Goodwill acquired and related adjustments	4.2	—	—	4.2
Currency translation effect on foreign goodwill balances	(0.3)	(0.7)	—	(1.0)
Balance as of September 30, 2023	$114.6	$47.7	$227.1	$389.4

	Off Road	On Road	Marine	Total
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3
Currency translation effect on foreign goodwill balances	(1.5)	(10.1)	—	(11.6)
Balance as of September 30, 2022	$110.2	$42.4	$227.1	$379.7
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

The components of other intangible assets were as follows ($ in millions):

		September 30, 2023			December 31, 2022
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Dealer/customer related	19	$341.6	$(93.2)	$248.4	$341.7	$(80.0)	$261.7
Indefinite-life intangibles
Brand/trade names		269.3	—	269.3	262.7	—	262.7
Total other intangible assets, net		$610.9	$(93.2)	$517.7	$604.4	$(80.0)	$524.4
Amortization expense for intangible assets was $4.4 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $13.3 million and $14.3 million for the nine months ended September 30, 2023 and 2022, respectively. Estimated future amortization expense for identifiable intangible assets during the next five years is as follows (in millions):

	Remainder 2023	2024	2025	2026	2027	2028
Estimated amortization expense	$4.4	$17.7	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairments of intangible assets.

Note 8. Shareholders’ Equity
During the nine months ended September 30, 2023, the Company paid $159.4 million to repurchase approximately 1.4 million shares of its common stock. As of September 30, 2023, the Board of Directors has authorized the Company to repurchase up to an additional $204.0 million of the Company’s common stock.
The Company paid a regular cash dividend of $0.65 per share on September 15, 2023 to holders of record at the close of business on September 1, 2023. Cash dividends declared and paid per common share for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash dividends declared and paid per common share	$0.65	$0.64	$1.95	$1.92
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	56.6	58.8	56.8	59.4
Director Plan and deferred stock units	0.2	0.2	0.2	0.2
ESOP	0.2	0.2	0.2	0.2
Common shares outstanding—basic	57.0	59.2	57.2	59.8
Dilutive effect of restricted stock units	0.4	0.4	0.4	0.4
Dilutive effect of stock option awards	0.4	0.4	0.3	0.4
Common and potential common shares outstanding—diluted	57.8	60.0	57.9	60.6

During the three and nine months ended September 30, 2023, the number of options that were not included in the computation of diluted income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, were 1.0 million and 1.4 million, respectively, compared to 1.4 million and 1.6 million for the comparable periods in 2022.
Accumulated other comprehensive loss
Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(94.8)	$10.5	$(3.2)	$(87.5)
Reclassification to the statement of income	—	(25.2)	0.2	(25.0)
Change in fair value	3.5	28.7	—	32.2
Balance as of September 30, 2023	$(91.3)	$14.0	$(3.0)	$(80.3)
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
The Company’s total investment in Polaris Acceptance of $109.7 million as of September 30, 2023 is accounted for under the equity method and is recorded in investment in finance affiliate in the consolidated balance sheets. As of September 30, 2023, the outstanding amount of net receivables financed for dealers under this arrangement was $1,705.9 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2023, the potential 15 percent aggregate repurchase obligation is approximately $110.5 million.
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of September 30, 2023, the potential aggregate repurchase obligation was approximately $288.1 million.
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

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. In 2012, the Company began purchasing excess insurance coverage for product liability claims. The Company self-insures product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of September 30, 2023, the Company had an accrual of $98.2 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of other accrued expenses in the consolidated balance sheets.
Litigation. The Company is a defendant in lawsuits and subject to other claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, and product liability claims. In addition, as of September 30, 2023, the Company is party to putative class actions pending against the Company in the United States which are described in more detail in Part II, Item 1 – Legal Proceedings. The Company is unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the range of possible loss on the putative class actions.
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
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	September 30, 2023			December 31, 2022
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$231.9	$10.0	$(0.7)	$154.0	$8.4	$—
Interest rate contracts	400.0	7.9	—	550.0	5.9	—
Commodity contracts	32.3	1.3	(0.5)	—	—	—
Total	$664.2	$19.2	$(1.2)	$704.0	$14.3	$—
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income				Gain (Loss) Recognized in OCI
		Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022	2023	2022	2023	2022
Commodity contracts	Cost of sales	$0.9	$—	$0.1	$—	$(0.2)	$(0.3)	$1.2	$(0.7)
Interest rate contracts	Interest expense	2.3	1.0	7.4	(2.0)	1.0	1.2	1.6	11.3
Foreign exchange contracts	Other (income) expense, net	13.2	2.0	17.7	5.0	(1.2)	7.3	0.7	12.0
Total		$16.4	$3.0	$25.2	$3.0	$(0.4)	$8.2	$3.5	$22.6
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
The net amount of the existing gains or losses as of September 30, 2023 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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
Segment sales and gross profit data is summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales
Off Road	$1,844.4	$1,746.4	$5,067.6	$4,578.9
On Road	270.3	334.0	955.4	861.3
Marine	134.2	260.2	622.2	744.7
Total sales	$2,248.9	$2,340.6	$6,645.2	$6,184.9
Gross profit
Off Road	$425.5	$449.2	$1,122.6	$1,062.1
On Road	57.7	60.1	208.7	154.7
Marine	24.3	55.9	143.3	169.0
Corporate	1.3	(6.0)	8.4	0.7
Total gross profit	$508.8	$559.2	$1,483.0	$1,386.5

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three and nine month period ended September 30, 2023 compared to the three and nine month period ended September 30, 2022. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer and manufacture powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial off-road vehicles; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonality of certain products and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2023 to the third quarter of 2022 and all “year-to-date” comparisons are from the nine month period ended September 30, 2023 to the nine month period ended September 30, 2022. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Third quarter sales totaled $2,248.9 million, a decrease of four percent from last year’s third quarter sales of $2,340.6 million. Our third quarter sales to customers in North America decreased four percent and our sales to customers outside of North America decreased three percent. The decrease in sales in the quarter was primarily driven by decreased shipments.
Our gross profit of $508.8 million decreased nine percent from $559.2 million in the comparable prior year third quarter. Gross profit, as a percentage of sales, decreased primarily due to higher finance interest, unfavorable product mix, and unfavorable foreign currency exchange rate movement.
Net income from continuing operations attributable to Polaris was $151.7 million, or $2.62 per diluted share, compared to 2022 third quarter net income from continuing operations attributable to Polaris of $190.4 million, or $3.17 per diluted share. The decrease in net income from continuing operations was primarily driven by decreased shipments, higher finance interest, and higher marketing expenses. We reported third quarter Adjusted EBITDA of $282.6 million, compared to 2022 third quarter Adjusted EBITDA of $319.8 million. For information on how we define and calculate Adjusted EBITDA and a reconciliation of net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
During the third quarter of 2022, we completed the sale of our Transamerican Auto Parts (“TAP”) business, an aftermarket parts business. The results of TAP have been presented as discontinued operations for all periods presented.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages and share data)	2023	2022	Change 2023 vs. 2022	2023	2022	Change 2023 vs. 2022
Sales	$2,248.9	$2,340.6	(4)%	$6,645.2	$6,184.9	7%
Cost of sales	$1,740.1	$1,781.4	(2)%	$5,162.2	$4,798.4	8%
Gross profit	$508.8	$559.2	(9)%	$1,483.0	$1,386.5	7%
Percentage of sales	22.6%	23.9%	-127 bps	22.3%	22.4%	-10 bps
Operating expenses:
Selling and marketing	$145.1	$120.7	20%	$415.3	$347.8	19%
Research and development	$91.8	$98.5	(7)%	$281.5	$266.1	6%
General and administrative	$91.3	$97.8	(7)%	$285.9	$258.7	11%
Total operating expenses	$328.2	$317.0	4%	$982.7	$872.6	13%
Percentage of sales	14.6%	13.5%	+105 bps	14.8%	14.1%	+68 bps
Income from financial services	$20.5	$12.1	69%	$57.9	$33.7	72%
Operating income	$201.1	$254.3	(21)%	$558.2	$547.6	2%

Non-operating expense:
Interest expense	$32.5	$20.1	62%	$92.2	$46.8	97%
Other (income) expense, net	$(13.1)	$(7.4)	77%	$(33.6)	$(13.9)	142%
Income from continuing operations before income taxes	$181.7	$241.6	(25)%	$499.6	$514.7	(3)%
Provision for income taxes	$30.2	$50.9	(41)%	$100.2	$107.9	(7)%
Effective income tax rate	16.6%	21.1%	-443 bps	20.1%	21.0%	-89 bps

Net income from continuing operations	$151.5	$190.7	(21)%	$399.4	$406.8	(2)%
Net income attributable to noncontrolling interest	$0.2	$(0.3)	NM	$—	$(0.5)	NM
Net income from continuing operations attributable to Polaris Inc. shareholders	$151.7	$190.4	(20)%	$399.4	$406.3	(2)%
Percentage of sales	6.7%	8.1%	-139 bps	6.0%	6.6%	-56 bps

Adjusted EBITDA	$282.6	$319.8	(12)%	$786.2	$738.7	6%
Adjusted EBITDA Margin	12.6%	13.7%	-110 bps	11.8%	11.9%	-11 bps

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$2.62	$3.17	(17)%	$6.90	$6.71	3%
Weighted average diluted shares outstanding	57.8	60.0	(4)%	57.9	60.6	(4)%
NM = not meaningful

Sales:
The decrease in sales in the quarter was driven primarily by decreased shipments and higher finance interest, partially offset by favorable mix. The sales growth for the year-to-date period was driven primarily by increased shipments.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Volume	(5)%	5%
Product mix and price	1	2
Currency	—	—
	(4)%	7%
The volume decrease for the quarter was primarily driven by decreased ORV, Indian Motorcycle, and pontoon shipments, partially offset by increased snowmobile shipments. The volume increase for the year-to-date period was primarily driven by increased snowmobile and ORV shipments. Product mix and price for the quarter and year-to-date periods were favorable as a result of a higher sales mix of premium ORV models.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2023	Percent of Total Sales	2022	Percent of Total Sales	Percent Change 2023 vs. 2022	2023	Percent of Total Sales	2022	Percent of Total Sales	Percent Change 2023 vs. 2022
United States	$1,845.5	82%	$1,915.1	82%	(4)%	$5,285.9	80%	$4,861.3	79%	9%
Canada	140.0	6%	153.6	6%	(9)%	425.1	6%	446.9	7%	(5)%
Other countries	263.4	12%	271.9	12%	(3)%	934.2	14%	876.7	14%	7%
Total sales	$2,248.9	100%	$2,340.6	100%	(4)%	$6,645.2	100%	$6,184.9	100%	7%

Sales in the United States decreased during the quarter driven by decreased shipments and higher finance interest. Sales increased for the year-to-date period driven by increased shipments and favorable product mix, partially offset by higher finance interest.
Sales in Canada decreased during the quarter and year-to-date periods primarily driven by decreased shipments and unfavorable foreign currency exchange rate movement, partially offset by favorable product mix. Currency rate movements had an unfavorable impact of two and four percentage points on quarter and year-to-date sales, respectively.
Sales in other countries, primarily in Europe, decreased during the quarter, primarily driven by lower ORV and Indian Motorcycle shipments, partially offset by favorable foreign currency rate movement. Sales increased during the year-to-date period primarily driven by favorable product mix, partially offset by lower ORV and Indian Motorcycle shipments. Currency rate movements had a favorable impact of five and one percentage points on quarter and year-to-date sales, respectively.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2023	Percent of Total Cost of Sales	2022	Percent of Total Cost of Sales	Percent Change 2023 vs. 2022	2023	Percent of Total Cost of Sales	2022	Percent of Total Cost of Sales	Percent Change 2023 vs. 2022
Purchased materials and services	$1,442.1	83%	$1,504.6	84%	(4)%	$4,299.6	83%	$4,067.8	85%	6%
Labor and benefits	195.7	11%	171.1	10%	14%	573.5	11%	475.4	10%	21%
Depreciation and amortization	53.0	3%	45.2	3%	17%	147.4	3%	134.0	3%	10%
Warranty costs	49.3	3%	60.5	3%	(19)%	141.7	3%	121.2	2%	17%
Total cost of sales	$1,740.1	100%	$1,781.4	100%	(2)%	$5,162.2	100%	$4,798.4	100%	8%
Percentage of sales	77.4%		76.1%	+127 bps		77.7%		77.6%	+10 bps
Cost of sales decreased during the quarter primarily due to decreased shipments and lower warranty costs, partially offset by higher labor costs. Cost of sales increased during the year-to-date period primarily due to increased shipments and increased labor costs, partially offset by lower logistics costs.
 Gross Profit:
Consolidated gross profit for the quarter, as a percentage of sales, decreased primarily due to higher finance interest, unfavorable product mix, and unfavorable foreign currency exchange rate movement. Consolidated gross profit for the year-to-date period, as a percentage of sales, decreased primarily due to higher finance interest, unfavorable foreign currency exchange rate movement, and unfavorable product mix, partially offset by higher net pricing and lower input costs.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, increased for the quarter and year-to-date periods due to higher selling and marketing expenses.
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
Provision for income taxes:
The decrease in the effective income tax rate for the quarter is primarily due to to an increase in research and development credits as well as the favorable impact of lower pre-tax income generated in the quarter.
The decrease in the effective income tax rate for the year-to-date period is primarily due to an increase in research and development credits.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the quarter primarily due to decreased shipments and higher finance interest, partially offset by lower input costs.
Adjusted EBITDA, in absolute dollars, increased during the year-to-date period primarily due to higher net pricing, lower input costs, and increased shipments, partially offset by higher finance interest and higher operating expenses. Adjusted EBITDA, as a percentage of sales, decreased during the year-to-date period primarily due higher finance interest and higher operating expenses, partially offset by higher net pricing and lower input costs.

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
Cash Dividends:
We paid a regular cash dividend of $0.65 per common share on September 15, 2023 to holders of record at the close of business on September 1, 2023. We paid aggregate cash dividends of $1.95 per common share for the nine months ended September 30, 2023.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$1,844.4	82%	$1,746.4	75%	6%	$5,067.6	76%	$4,578.9	74%	11%
On Road	270.3	12%	334.0	14%	(19)%	955.4	15%	861.3	14%	11%
Marine	134.2	6%	260.2	11%	(48)%	622.2	9%	744.7	12%	(16)%
Total sales	$2,248.9	100%	$2,340.6	100%	(4)%	$6,645.2	100%	$6,184.9	100%	7%

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$425.5	23.1%	$449.2	25.7%	(5)%	$1,122.6	22.2%	$1,062.1	23.2%	6%
On Road	57.7	21.3%	60.1	18.0%	(4)%	208.7	21.8%	154.7	18.0%	35%
Marine	24.3	18.1%	55.9	21.5%	(57)%	143.3	23.0%	169.0	22.7%	(15)%
Corporate	1.3		(6.0)			8.4		0.7
Total gross profit	$508.8		$559.2		(9)%	$1,483.0		$1,386.5		7%
Percentage of sales	22.6%		23.9%	-127 bps		22.3%		22.4%	-10 bps

Off Road:
Off Road sales, inclusive of PG&A sales, increased for the quarter and year-to-date periods driven by increased shipments, partially offset by higher finance interest. The average per unit sales price for the Off Road segment increased approximately one percent and four percent for the quarter and year-to-date periods, respectively, driven by favorable product mix.
Off Road sales to customers outside of North America increased two percent for the quarter driven by higher snowmobile shipments and higher PG&A sales. Off Road sales to customers outside of North America increased one percent for year-to-date period driven by higher PG&A sales.
Gross profit, as a percentage of sales, decreased during the quarter primarily due to unfavorable product mix, unfavorable foreign currency exchange rate movement, and higher finance interest. Gross profit, as a percentage of sales, decreased during the year-to-date period primarily due to unfavorable foreign currency exchange rate movement, higher finance interest, and unfavorable mix, partially offset by favorable net pricing and lower input costs.
Additional information on our end markets for the quarter:
•Polaris North America ATV unit retail sales up mid-single digits percent
•Polaris North America side-by-side unit retail sales up mid-single digits percent
•Total Polaris North America ORV unit retail sales up mid-single digits percent
•Estimated North America industry ORV unit retail sales up low-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 95 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased for the quarter primarily due to decreased shipments. On Road sales, inclusive of PG&A sales, increased for the year-to-date period primarily due to increased shipments, partially offset by lower net pricing and higher finance interest. The average per unit sales price for the On Road segment increased approximately 11 percent and eight percent for the quarter and year-to-date periods, respectively, primarily due to favorable product mix.
On Road sales to customers outside of North America decreased nine percent for the quarter primarily due to lower Indian Motorcycle shipments. On Road sales to customers outside of North America increased 13 percent for the year-to-date period primarily due to higher Indian Motorcycle shipments and favorable product mix.
Gross profit, as a percentage of sales, increased for the quarter driven by favorable product mix, partially offset by decreased shipments and lower net pricing. Gross profit, as a percentage of sales, increased for the year-to-date period driven by favorable product mix, partially offset by higher finance interest.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales down low-teens percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down mid-teens percent
•Polaris North America motorcycle dealer inventories up approximately 15 percent
Marine:
Marine sales decreased during the quarter and year-to-date periods primarily driven by decreased shipments and unfavorable product mix, partially offset by higher net pricing. The average per unit sales price for the Marine segment increased approximately three percent and two percent for the quarter and year-to-date periods, respectively, primarily due to favorable net pricing.
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods primarily due to a decrease in sales volumes resulting in decreased leverage of manufacturing costs, partially offset by higher net pricing.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales up low-single digits percent
•Estimated U.S. industry pontoon unit retail sales down low-single digits percent
•Polaris U.S deck boat unit retail sales down low-twenties percent

•Estimated U.S. industry deck boat unit retail sales down mid-twenties percent

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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income from continuing operations, excluding interest expense, income tax expense, depreciation and amortization, and certain other non-cash, non-recurring, or non-operating items impacting net income from continuing operations from time to time. For example, costs associated with our multi-phase supply chain transformation initiative and certain corporate restructuring activities, such as acquisitions and divestitures, are included as non-GAAP adjustments. We use the non-GAAP financial measure of Adjusted EBITDA Margin, which is defined as Adjusted EBITDA divided by net sales. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin.
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
The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Sales	$2,248.9	$2,340.6	$6,645.2	$6,184.9

Net income from continuing operations	151.5	190.7	399.4	406.8
Provision for income taxes	30.2	50.9	100.2	107.9
Interest expense	32.5	20.1	92.2	46.8
Depreciation	62.0	51.7	173.6	155.6
Intangible amortization	4.4	4.5	13.3	14.3
Distributions from other affiliates	—	(0.7)	—	(0.7)
Acquisition-related costs (1)	0.7	—	0.7	—
Restructuring and realignment expenses (2)	0.9	1.2	1.4	5.5
Class action litigation expenses (3)	0.4	1.4	5.4	2.5
Adjusted EBITDA	$282.6	$319.8	$786.2	$738.7
Adjusted EBITDA Margin	12.6%	13.7%	11.8%	11.9%
(1) Represents adjustments for integration and acquisition-related expenses
(2) Represents adjustments for corporate restructuring, network realignment costs, and supply chain transformation costs
(3) Represents adjustments for certain class action litigation-related expenses

Liquidity and Capital Resources
Our primary sources of liquidity are expected to be cash provided by operating and financing activities, including funds as needed from our credit facility and issuances of long-term debt. Our primary uses of funds have been for acquisitions, repurchases and retirement of common stock, capital investments, new product development and cash dividends to shareholders. The seasonality of production and shipments cause working capital requirements to fluctuate during the year and year to year.
We believe that existing cash balances, cash flow to be generated from operating activities and, borrowing capacity under the credit facility arrangement and from future issuances or borrowings of long-term debt, will be sufficient to fund operations, new product development, cash dividends, share repurchases, and capital requirements for at least the next 12 months and for the foreseeable future thereafter.
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	Nine months ended September 30,
	2023	2022	Change
Total cash provided by (used for):
Operating activities	$376.0	$139.4	$236.6
Investing activities	(345.9)	(152.9)	(193.0)
Financing activities	(61.4)	(125.3)	63.9
Operating Activities:
The increase in net cash provided by operating activities of continuing operations was primarily the result of lower working capital additions.
Investing Activities:
The primary uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities of continuing operations increased due to an increase in property, equipment and tooling purchases, as well as strategic investments in the current year.
Financing Activities:
The decrease in net cash used for financing activities was primarily due to lower share repurchases, partially offset by decreased net borrowings under debt arrangements. We recorded $157.7 million of net borrowings for the nine months ended September 30, 2023, compared to $336.0 million of net borrowings for the comparable period in 2022.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of September 30, 2023, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of September 30, 2023, there were borrowings of $507.7 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $792.0 million was outstanding as of September 30, 2023. Interest is charged at rates based on adjusted Term SOFR for the credit facility. As of September 30, 2023, we had $484.8 million of availability on the Revolving Loan Facility.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of September 30, 2023.
As of September 30, 2023, we were in compliance with all debt covenants and our debt to total capital ratio was 62 percent. Additionally, as of September 30, 2023, we had letters of credit outstanding of $36.2 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We repurchased a total of 1.4 million shares of our common stock for $159.4 million during the first nine months of 2023, which had a favorable impact on diluted net income from continuing operations per share of eight cents. As of September 30, 2023, our Board of Directors has authorized us to repurchase up to an additional $204.0 million of our common stock.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of September 30, 2023, the potential aggregate repurchase obligations were approximately $423.0 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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
Potential risks and uncertainties include such factors as the severity and duration of the supply-chain related constraints currently impacting the Company; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; global pandemics and the resulting impact on the Company’s business, supply chain, and the global economy; the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; product offerings, promotional activities and pricing strategies by competitors that make our products less attractive to consumers; our ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability and class action claims, including claims seeking punitive damages, and other litigation expenses incurred due to the nature of our business; uncertainty in the retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general overall global economic, social and political environment.
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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of September 30, 2023:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$9.4	$0.68 to 1 AUD
Canadian Dollar	Long	170.4	$0.75 to 1 CAD
Mexican Peso	Short	52.1	20 Peso to $1
During the quarter and year-to-date periods ended September 30, 2023, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2022. We expect currencies to have a negative impact on full-year net income from continuing operations in 2023 compared to 2022.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.0 billion revolving loan facility, a $1.2 billion term loan facility, and a $500 million incremental term loan. Interest accrues on the revolving loan, term loans, and the incremental term loan at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of September 30, 2023, there was $507.7 million outstanding on the revolving loan, $792.0 million outstanding on the term loan, and $500 million outstanding on the incremental term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and floating interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income from continuing operations in 2023 compared to 2022.

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

As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled a putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification of plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. The second case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Plaintiffs’ counsel, in both the Albright and Hellman/Berlanga cases, filed similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman/Berlanga case in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff), though the Lollar and Mitchell matters have since been dismissed, the parties reached a final settlement agreement of the plaintiff’s individual claims in Artoff, and another plaintiff from the Hellman/Berlanga matter, Michael Hellman, has been dismissed. In May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification. We have filed an opposition to plaintiff’s motion for class certification and have filed a motion to exclude the opinions of certain of plaintiff’s expert witnesses. On August 28, 2023, the United States District Court for the Eastern District of California transferred the Berlanga case to the United States District Court for the Central District of California. On September 13, 2023, the district court in the Guzman case consented to the transfer of the Berlanga case. That district court has not yet ruled on the Berlanga plaintiff’s motion for class certification or Polaris’s motion to exclude the opinions of plaintiff’s expert witnesses in that case.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
This table provides certain information with respect to Polaris Inc.’s purchases of its common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2023	60,000	$135.40	60,000	$254,113,847
August 1 — 31, 2023	320,000	$122.80	320,000	$214,832,173
September 1 — 30, 2023	100,000	$108.20	100,000	$204,010,314
Total / Average	480,000	$121.30	480,000
(1) In April 2021, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock (the “Program”), which replaced the previous share repurchase program. As of September 30, 2023, the approximate value of shares that may yet to be purchased pursuant to the Program is $204.0 million. The Program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
Adoptions
On August 4, 2023, James P. Williams, the Company’s Chief Human Resources Officer, entered into a written plan for the sale of an aggregate 159,609 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than August 4, 2025.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc. incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on October 24, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Equity for the three and nine month periods ended September 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2023 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 24, 2023	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	October 24, 2023	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)