Form 10-K
period 2023-12-31
Polaris Inc.
filed 2024-02-16
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,850,538,000 as of June 30, 2023, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date. As of February 9, 2024, 56,400,310 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about April 25, 2024, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2024 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

  POLARIS INC.
2023 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Polaris Inc., formerly known as Polaris Industries Inc., a Delaware corporation, was formed in 1994 and is the successor to Polaris Industries Partners LP. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricicycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Our products are sold online and through dealers and distributors principally located in the United States, Canada, Western Europe, Australia, and Mexico.
Business Segments
We operate in three business segments; Off Road, On Road, and Marine. Our products are sold through a network of approximately 2,500 independent dealers in North America, approximately 1,500 independent international dealers through over 25 subsidiaries, and approximately 70 independent distributors in nearly 90 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products, however some dealers carry our full line of products and, while relatively consistent, the actual number of dealers carrying our products can vary from time to time.
Off Road:
The Off Road segment primarily consists of ORVs and snowmobiles. ORVs are four-wheel vehicles designed for off-road use and traversing a wide variety of terrain, including dunes, trails, and mud. The vehicles can be multi-passenger or single passenger, are used for recreation in such sports as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The ORV industry is comprised of ATVs and side-by-side vehicles. Internationally, ATVs and side-by-sides are sold primarily in Western Europe, Australia, and Mexico by similar manufacturers as in North America.
Estimated North America and worldwide ORV industry retail sales are summarized as follows:

	Twelve months ended December 31,
Estimated* Approximate Industry Sales (in units)	2023	2022	2021
North America ATV retail sales	240,000	250,000	285,000
North America side-by-side retail sales	565,000	535,000	560,000
North America ORV retail sales	805,000	785,000	845,000

Worldwide ATV retail sales	335,000	355,000	415,000
Worldwide side-by-side retail sales	620,000	590,000	620,000
Worldwide ORV retail sales	955,000	945,000	1,035,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

The side-by-side market has been consistently strong over the past several years primarily due to continued innovation by manufacturers. In 2023, we continued to be the North America market share leader in off-road vehicles. Our ORV lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, the Polaris XPEDITION adventure side-by-side and the Sportsman ATV. The full line spans 107 models, including two-, four- and six-wheel drive general purpose and recreational vehicles. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2023 ORV product introductions included the Extreme Duty RANGER XD 1500, RANGER XP Kinetic and the Polaris XPEDITION.
We sell our ORVs directly to a network of approximately 1,400 dealers in North America and 1,100 international dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers. We produce and deliver our products throughout the year based on dealer, distributor, and customer orders. ORV retail sales activity at the dealer level drives orders that are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. We utilize our Retail Flow Management (“RFM”) ordering system for ORV dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
The ORV industry in the United States, Canada and other global markets is highly competitive. As an ORV original equipment manufacturer (“OEM”), our competition primarily comes from North American and Asian manufacturers. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features, warranties and a manufacturer’s ability to produce vehicles to meet changing consumer demand.
Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that worldwide industry sales of snowmobiles totaled approximately 125,000, 130,000, and 135,000 units for the 12 month seasons ended March 31, 2023, 2022, and 2021, respectively.
For the 12 month season ended March 31, 2023, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 57 models, ranging from youth models to utility and economy models to performance and competition models.
Key model introductions in 2023 included the new Series 9 325 track that further elevates the Polaris RMK line. We also manufacture a snow bike conversion kit system under the Timbersled brand and in 2023 we launched the new RIOT Gen 2 system, as well as more trim levels and options.
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
The global snowmobile industry is primarily comprised of North American and Japanese competitors. Competitive market share position is driven heavily by product news (styling, technology, performance) and pricing.
Our commercial and government/defense businesses design and manufacture vehicles that support various commercial and government applications for transporting people and hauling equipment, as well as tactical defense vehicles. Our defense vehicles, which include ATVs and side-by-side vehicles with features specifically designed for military applications, provide versatile mobility for up to nine passengers, and include our DAGOR, Sportsman MV and MRZR models. We offer 26 models across our brands.
Our commercial and government/defense businesses each have their own distribution networks outside of our traditional dealer channels through which their respective vehicles are distributed. ProXD, one of our vehicle brands, is sold through a growing network of over 200 dealers and also direct to customer where permitted.
We design, engineer, produce or supply a variety of replacement parts and Polaris Engineered Accessories for our Off Road Segment. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, pull-behinds, cab systems, lighting and audio systems, cargo box accessories, tracks and oil. We also market a full line of gear and apparel related to our ORVs, including helmets, jackets, gloves, pants and hats. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags, windshields, oil and lubricants. We also market a full line of gear and apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Gear and apparel are designed to our specifications, purchased from independent vendors and sold by us through our dealers, distributors, and online.

PG&A products for the Off Road segment include our OEM brands as well as other portfolio brands including Kolpin, Pro Armor, Klim, 509, and Trail Tech. Kolpin, Pro Armor and Trail Tech serve various accessory related needs. Kolpin is a lifestyle brand specializing in purpose-built and universal-fit accessories for a variety of off-road vehicles and off-road outdoor enthusiasts. Pro Armor offers a lineup that specializes in accessories for performance side-by-side vehicles, snowmobiles and ATVs. Brands in our Apparel category include Klim, which specializes in premium technical riding gear for snowmobile and off-road activities, and 509, which is an aftermarket leader in snowmobile and off-road apparel, helmets and goggles. Kolpin, Pro Armor and Trail Tech are marketed through Apex Product Group, a unified sales, customer service, distribution and vertically integrated manufacturing organization. Apex allows us to access customers through strategic retail and e-commerce marketplaces, as well as dealerships (Polaris and non-Polaris), to reach owners of Polaris and other OEM’s products. Klim and 509 each have their own dealer/distributor networks.
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
Estimated combined 900cc and above cruiser, touring, and standard market segments (including the moto-roadster Slingshot®) motorcycle industry sales in North America and worldwide are summarized as follows:

	Twelve months ended December 31,
Estimated* Industry Sales (in units)	2023	2022	2021
North America 900cc cruiser, touring, and standard retail sales	180,000	195,000	220,000
Worldwide 900cc cruiser, touring, and standard retail sales	300,000	315,000	350,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

In 2023, we held the number two position in North America market share for the 900cc+ category. Our motorcycles lineup includes Indian Motorcycle and Slingshot, a three-wheel open air roadster. Our 2024 model year line of motorcycles for Indian Motorcycle and Slingshot consists of 38 models. In 2023, Indian Motorcycle launched its all-new 2024 lineup, featuring a limited edition FTR x 100% R Carbon, a new Challenger Elite, and completely redesigned PowerBand Audio system. Slingshot launched its all-new 2024 lineup with thoughtful refinement and bold graphics.
We design, engineer, produce or source a variety of replacement parts and accessories for our motorcycles. Motorcycle accessories include saddle bags, handlebars, backrests, exhausts, windshields, seats, oil and various chrome accessories. We also market a full line of gear and apparel for our motorcycles, including helmets, jackets, leathers and hats. Gear and apparel are purchased from independent vendors and sold by us through our dealers, distributors, and online under our brand names. PG&A products for the On Road segment include our OEM brands as well as other portfolio brands including Klim and 509.
Indian Motorcycle and Slingshot are distributed directly through independently owned dealers and distributors. Indian Motorcycles are sold through a network of over 200 dealers in North America and over 350 international dealers. Slingshot currently has over 325 dealers globally. We utilize our RFM ordering system for motorcycle dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
We also design and manufacture vehicles that support various commercial and industrial work applications and include products in the light-duty hauling, industrial and urban/suburban commuting sub-sectors. Our vehicle brands include Goupil and Aixam which are primarily marketed in Western Europe. We offer 13 models across these brands. These businesses each have their own distribution networks through which their respective vehicles are distributed. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries.
Marine:
Our Marine segment designs and manufactures boats that are designed to compete in key segments of the recreational marine industry, specifically pontoon and deck boats. Inclusive of the segments in which we compete, we estimate total

U.S. 2023 powerboats market sales were approximately $15.0 billion, with pontoon being one of the larger segments therein.
Our brands, Bennington, Godfrey and Hurricane, are strategically positioned with over 500 base models across a range of price points. We also offer custom layouts and features and work with most engine manufacturers enabling customers to build a boat that meets their specifications. We believe that the combination of our Bennington and Godfrey brands is currently the market share leader in pontoon boats.
In 2023, Polaris Marine launched the model year 2024 boats for the Bennington, Godfrey and Hurricane brands. Notable launches include Bennington’s SV and S series refresh that offers an enhanced style and streamlined product offering at a competitive price point, and Godfrey’s XP series, a new halo product that elevates design, sound and lighting. Additionally, Godfrey launched the entry level Xperience series and Hurricane launched the Sundeck 217/Sundeck Sport 218 models as well as the Sundeck 2050/Sundeck Sport 2050 models.
Our extensive, experienced and loyal network of over 550 global dealers is a competitive advantage, helping to generate steady demand. Concentrated primarily in North America, this dealer network is organized into distinct sales territories supported by experienced sales representatives and leadership. Through the use of offseason incentive programs, we adhere to level production throughout the year, minimizing disruption to the workforce and vendor network.
Polaris Adventures
Our Polaris Adventures business partners with local outfitters to deliver unique ride experiences leveraging many of our global vehicle platforms. The Polaris Adventures network has completed over 1,500,000 rides since 2017, and had over 250 locations as of December 31, 2023. The financial results of the Polaris Adventures business are included within the Off Road and On Road segments, depending on the vehicle platform used in the ride experience.
Financial Services Arrangements
Floor plan financing. We have arrangements with Polaris Acceptance (United States), a joint venture between Polaris and a subsidiary of Wells Fargo Bank, N.A., Wells Fargo affiliates (who provide floor plan financing for customers in many countries and regions, including Canada, Australia, France, Germany, the United Kingdom and Scandinavia), and a subsidiary of Huntington Bancshares Incorporated to provide floor plan financing for many of our dealers. A majority of our sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A are financed under these arrangements whereby we receive payment within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. No material losses have been incurred under these agreements during the periods presented. See Note 11 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
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
Sales and Marketing
Our marketing activities are designed primarily to promote and communicate with consumers to enable the marketing and selling efforts of our dealers and distributors globally. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our brands directly to consumers via digital, television, print, out of home, radio, events and sponsorships. We utilize public relations and partnerships to drive earned media. We provide advertising assets and content and partially underwrite dealer and distributor advertising to a degree and on terms which vary by brand and from year to year. We also provide print materials, signage and other promotional items for use by dealers. We spent $542.3 million, $480.8 million and $458.2 million for sales and marketing activities in 2023, 2022 and 2021, respectively. Our corporate headquarters facility is in Medina, Minnesota, and we maintain numerous sales and administrative facilities across the world.
Engineering, Research and Development, and New Product Introduction
We have over 1,400 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in Roseau, Minnesota; Wyoming, Minnesota; Elkhart, Indiana; Novi, Michigan; Burgdorf, Switzerland; and Bangalore, India.
We utilize internal combustion engine testing facilities to design engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Further, we are continuing to execute our electrification initiative to position the Company as a leader in powersports electrification. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development for our line of engines and powertrains, ORVs, and motorcycles, and our Roseau, Minnesota facility for our snowmobile, ATV and powertrain research and development. We utilize our Elkhart, Indiana facility for engineering, design and development for our boats research and development. We also own Polaris Technology Center Burgdorf LLC, an engineering company that develops high-performance and high-efficiency engines and innovative vehicles.
Intellectual Property
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations include POLARIS, RANGER, RZR, GENERAL, Polaris XPEDITION, SPORTSMAN, INDIAN MOTORCYCLE, SLINGSHOT, BENNINGTON, and KLIM. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.
We continue our focus on developing and marketing innovative, proprietary products, many of which use proprietary expertise, trade secrets, and know-how. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.
Product Safety & Regulatory Affairs
Federal, state/provincial and local governments around the world have promulgated and/or are considering promulgating laws and regulations relating to product safety and consumer use. For example, in the United States: (i) the Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles, snow-bikes and off-road vehicles; (ii) the National Highway Traffic Safety Administration (“NHTSA”) has federal oversight over product safety issues related to motorcycles and Slingshot; and (iii) the U.S. Coast Guard and its foreign equivalents have oversight over the marine safety regulations for our marine products. In addition, we design our products to comply with various applicable voluntary safety standards promulgated by industry associations. While we are currently effectively managing compliance with these various regulatory schemes and standards around the world, changes in the regulatory climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows. For a more detailed discussion of these risks, please see Item 1A. Risk Factors of this Annual Report.
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
Headcount. Due to the seasonality of our business and changes in production cycles, total employment levels vary throughout the year. Despite such variations in employment levels, employee turnover has not been materially disruptive to our business. As of December 31, 2023, we had approximately 18,500 full-time employees globally, with approximately 5,500 in salaried roles. Our employees are based in 19 countries with approximately 53% of our employees located outside of the United States.
Commitment to diversity, equity, and inclusion. Our commitment to diversity, equity, and inclusion is foundational to our success. We remain committed to a multi-year strategy, R.I.D.E. Together, that defines and progresses our commitment to Respect, Inclusion, Diversity, and Equity, with our assertion that we will make meaningful progress leveraging our full workforce. The composition of our employee base reflects this priority, as seen in the increase in diverse representation across the enterprise since the introduction of the R.I.D.E Together framework.
Our leaders are equipped to foster a diverse and inclusive workplace through leadership training and tools for inclusive team conversations. We undertake regular reviews of human capital practices to assess for unintended bias and to improve our practices. We have leveraged external partners to review our performance management, talent acquisition, inclusion and pay equity. As members of the Corporate Partnership Council of the Society of Women Engineers and the Women in Manufacturing Association, we have enabled team development opportunities and a pipeline for future talent. We have also created partnerships with the Society for Professional Hispanic Engineers, People of Color Careers, Disability Solutions, DoD Skillbridge and others to further our ability to reach a diverse candidate base. Our relationship with Code2College is helping us create a non-traditional talent pipeline for technical talent, and our early career leadership development programs are a catalyst for future diverse leaders.
Employee engagement. As a core element of our human capital management strategy, we developed a multi-faceted employee listening strategy inclusive of new hire pulse surveys across the global salaried employee base, our bi-annual engagement survey of global salaried employees, and our bi-annual ethical culture survey. In 2023, 96% of our employees participated in the employee engagement survey, and the positive responses rated Polaris in the top quartile compared with a best-in-class global normative database, on par with high performing company norms. Consistent positive employee responses across diverse groups reflect the results of our focus on building an inclusive work environment. Our leaders continue to evaluate and implement opportunities for improvement identified by these sources of employee feedback.
Leadership development. As a part of our growth strategy, we are committed to strategically and intentionally developing our current employees to become the next generation of leaders through external partnerships and employee development programs such as Succeeding as a Polaris Leader and Polaris Leadership Development 1 and 2. These programs provide high-potential employees opportunities to gain experience and prepare for next-level roles. In 2023, we expanded that investment with additional external partnerships to bolster our succession and development processes for senior leadership, including external leadership courses and internally hosted acumen training.
Attracting and developing early career talent remains a key element of our talent strategy. We invest in the development of early talent, providing our interns with weekly development opportunities. Our internship programs are a key pipeline to our early career leadership development programs across engineering, operations, sales, marketing, finance, human resources and information technology. Our first leadership development program launched over 20 years ago, and the structured rotations and formal development within the programs have proven successful in bolstering our functional and management leadership succession. For our interns and post-graduate development program participants, we host a week-long summit event in Minnesota, providing an opportunity to learn from executives, network with others, participate in professional development activities, and experience Polaris products.
Employee well-being. We believe the holistic focus on well-being, including our employees’ health, safety, and financial security drives our success and is a key focus of our guiding principles. We offer our employees a total rewards package that includes competitive base pay, annual incentives, product discounts, comprehensive health and wellness benefits, and equity compensation plans that include the ESOP, the Employee Stock Purchase Plan (“ESPP”), and additional incentive equity grants for certain levels. Employees are provided with customized, comprehensive total rewards statements and resources to understand the various pay and benefits elements of our total rewards program.
Our strong safety culture remains a primary focus. In 2023, we launched a year-long Rider Safety campaign to provide employees with additional training and tools to operate our vehicles safely both while working at our facilities and outside the office. Wellness is a significant focus with the personalized well-being model that provides employees with the tools to manage a diverse set of needs. Financial well-being is one of our focuses, and we endeavor to support our employees’ financial wellness in a variety of ways, including by offering financial wellness education that supports employees navigating market volatility and inflation. We also offer free one-on-one financial counseling sessions to employees, allowing employees to receive counseling tailored to their priorities. We view our comprehensive total rewards package with a broad focus on employee well-being as instrumental in our ability to attract, motivate and retain quality candidates and employees to drive our strategic mission to continue to be the global leader in powersports.
Market and Industry Data
We have obtained the market and industry data presented in this Annual Report from a combination of internal surveys, third-party information and estimates by management. There are limited sources that report on our markets and industries. As such, much of the market and industry data presented in this Annual Report is based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. While we believe internal surveys, third-party information and our estimates are reliable, we have not verified them, nor have they been verified by any independent sources and we have no assurance that the information contained in third-party websites is current, up-to date, or accurate. While we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, whether any such future-looking data will be accurate involves risks and uncertainties and are subject to change based on various factors, including those factors discussed under the headings “Forward-Looking Statements” and “Risk Factors.”
Available Information
Our Internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors, our Code of Business Conduct and Ethics, and our Corporate Responsibility Report. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations or email polaris.investorrelations@polaris.com. Information contained on our website is not part of this report. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that side (http://www.sec.gov).
Forward-Looking Statements
This Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, future cash flows and capital requirements, operational initiatives, supply chain, tariffs, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs); changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of our business; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. The Company does not undertake any duty to any person to provide updates to its forward-looking statements except as otherwise may be required by law.
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
Information about our Executive Officers
Set forth below are the names of our executive officers as of February 16, 2024, their ages, titles, the year first appointed as an executive officer, and employment for at least the last five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Michael T. Speetzen Chief Executive Officer	54
Mr. Speetzen was appointed Chief Executive Officer in April 2021; preceding this, Mr. Speetzen was Interim Chief Executive Officer since January 2021. Mr. Speetzen joined Polaris in August 2015 as Executive Vice President and Chief Financial Officer.

Lucy Clark Dougherty Senior Vice President, General Counsel and Corporate Secretary	54	Ms. Clark Dougherty joined Polaris in January 2018 as Senior Vice President—General Counsel and Corporate Secretary.
Michael D. Dougherty President of On Road and International	56	Mr. Dougherty was appointed President of On Road and International in December 2019. Prior to this, Mr. Dougherty was President of International since September 2015.
Benjamin D. Duke President of Marine	51
Mr. Duke was appointed President of Marine in May 2022. Prior to this, Mr. Duke was General Manager of Godfrey and Hurricane Boats since joining Polaris in 2019. Prior to joining Polaris, Mr. Duke was President of the Job Site and Standby Power Group at Briggs and Stratton, a manufacturing company.

Stephen L. Eastman President of PG&A and Aftermarket	59	Mr. Eastman was appointed President of PG&A and Aftermarket in September 2015. Prior to this, Mr. Eastman was Vice President of PG&A since joining Polaris in February 2012.
Robert P. Mack Chief Financial Officer and Executive Vice President of Finance and Corporate Development	54
Mr. Mack was appointed Chief Financial Officer in April 2021. Mr. Mack also serves as Executive Vice President of Finance and Corporate Development. Mr. Mack was Interim Chief Financial Officer since January 2021 and originally joined Polaris in 2016 as Senior Vice President of Corporate Development and Strategy, and President of Global Adjacent Markets and Marine.

Steven D. Menneto President of Off Road	58	Mr. Menneto was appointed President of Off Road in December 2019. Prior to this, Mr. Menneto was President of Motorcycles since September 2015.
James P. Williams Senior Vice President and Chief Human Resources Officer	61	Mr. Williams joined Polaris in April 2011 as Senior Vice President and Chief Human Resources Officer.
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
Our results of operations may be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact spending on our products, including discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income or our customers’ budgets, such as employment levels, inflation, business conditions, the level of governmental financial assistance, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the economic impacts of natural disasters or other severe weather conditions, acts of war, and acts of terrorism, the availability of consumer credit could reduce overall spending or reduce spending on our products. Our sales growth and profitability have been affected, from time to time, from a general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products. A general reduction in spending by our customers for commercial equipment or a reduction in government budgets could adversely affect our related sales.
Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.
In addition, we have financial services arrangements with subsidiaries of Wells Fargo Bank, N.A. and a subsidiary of Huntington Bancshares Incorporated that require us to repurchase products financed and repossessed pursuant to the terms of such arrangements and subject to certain limitations. From time to time, we may also elect to provide guarantees or other credit support in favor of, or related to, these arrangements, including to increase capacity thereunder. If adverse changes to economic conditions result in increased defaults on the loans made under these arrangements, our contractual repurchase obligations (or demands under any guarantees or other credit support) could adversely affect our liquidity and harm our business.
Shortages or increases in the cost of raw materials, commodities, component parts, and transportation could negatively impact our business.
The primary commodities used in manufacturing our products are aluminum, steel, copper, petroleum-based resins and certain rare earth metals, as well as diesel fuel to transport products. Our profitability has been affected by fluctuations in the prices of the raw materials and commodities we use in our products and in the cost of freight and shipping to source materials, commodities, and other component parts necessary to assemble our products. In the past, we have experienced significant increases in the cost of these commodities and materials due generally to an inflationary environment driven by high demand and supply chain disruptions. Additionally, fluctuating policies and the implementation of trade regulations and trade agreements could further disrupt our supply chain or increase the cost of raw materials and commodities necessary to manufacture our products. The impact from tariffs or other trade regulations could require us to shift our manufacturing footprint. Such restructuring actions could negatively impact our operational costs, work force and/or our growth initiatives. All of these could adversely affect our results of operations and financial condition.
Market and Competitive Risks
We face intense competition in all product lines. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets in which we operate are highly competitive. Competition in such markets is based upon several factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on additional factors, including product availability, sales and marketing support programs (such as financing and cooperative advertising), and dealer and customer perception. Certain of our competitors are more diversified and have advantageous manufacturing footprints, and may invest more heavily in intellectual property, product development, promotions and advertising or online presence. If we are not able to compete with new or enhanced products or models of our competitors or compete in the digital marketplace, our ability to retain and attract customers and future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness. In addition, our products compete with many other recreational, utility, and work products for the discretionary spending of our customers. A failure to compete effectively with these other competitors or adjust pricing to offset inflation or increased supply chain costs could materially and adversely affect our financial results and have a material adverse effect on our performance.

If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
Unless we can continue to enhance existing products, develop and market new products and services, including in the digital and electrification markets, we may not be able to compete effectively in the market, and ultimately satisfy the needs and preferences of our customers in the global markets in which we compete. Product development requires significant financial, technological and other resources. There can be no assurance that our level of investment in research and development will be a sufficient competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant engineering, planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may be of a better quality, beat our products to market, and be more attractive in terms of features and price than our products.
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
Demand for the Company’s products depends in part on their social acceptability. Public concerns about the environmental impact of the Company’s products or their perceived safety could result in diminished public perception of the products we sell. Government, community, media, or activist pressure to limit emissions or perceived land and water impacts could also negatively impact consumers’ perceptions of the Company’s products or limit access to areas where customers can use our products. Any decline in the social acceptability of the Company’s products could negatively impact sales or lead to changes in laws, rules and regulations that prevent their access to certain locations or restrict their use or manner of use in certain areas or during certain times, which could also negatively impact sales. Any material decline in the social acceptability of the Company’s products could impact the Company’s ability to retain existing customers or attract new ones which, in turn, could have a material adverse effect on its business, results of operations or financial condition.
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
There can be no assurance that Strategic Transactions will be completed or that, if completed, they will be successful. Strategic Transactions pose risks with respect to our ability to project and evaluate market demand, potential synergies and cost savings, make correct accounting estimates and achieve anticipated business goals and objectives. As we continue to grow, in part, through Strategic Transactions, our success depends on our ability to anticipate and effectively manage these risks. If acquired businesses do not achieve forecasted results or otherwise fail to meet projections, it could affect our results.

In many cases, Strategic Transactions present a number of integration risks. For example, the acquisition may: require more time or resources than anticipated to be fully integrated into our operations and systems, causing operational disruption; create more costs than projected; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully integrate new businesses may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.
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
Our operations and ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to manufacture our products and meet our production schedules. For example, if we experience supply disruptions and sourcing challenges for various components critical to the manufacture of our products, our operations may be impacted negatively.
In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source or geography and may be at an increased risk for supply disruptions. If necessary, we may not be able to develop alternate sourcing quickly or at all. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, port, rail, or truck delivery delays, acts of war, or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations.
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
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including supply chain constraints, labor disruptions, changes in legal or regulatory requirements, the occurrence of a contagious disease or illness or catastrophic weather events (including events caused by climate change), the inability to manufacture at the affected facility may result in harm to our reputation, supply shortages, long lead times in supply, increased costs, lower revenues and the loss of customers. We may have to cease operations at impacted facilities or may not be able to easily shift production to other facilities or to make up for lost production. In addition, inefficiencies in our manufacturing due to labor shortages, part shortages, new production lines and the complexity of the start-up of manufacturing new premium products may impact operations negatively. There can be no assurance that our current or future manufacturing footprint will improve and be sufficient to meet customer demand or that we will be able to successfully expand or contract our manufacturing capacity to meet demand in a more efficient manner, which could result in loss of revenue, decreased margins and loss of market share.
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
We source component parts and raw materials through numerous suppliers and have relationships with a limited number of product financing sources for our dealers and consumers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of our suppliers or financing sources, or if uncertainty about inflation, the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us, impose less favorable terms or require guarantees or credit support.
Failure to establish and maintain the appropriate level of dealers and distributor relationships or weak economic conditions impacting those relationships may negatively impact our business and operating results.
We distribute our products through numerous dealers and distributors and rely on them to retail our products to our end customers and provide service on these products. Weakening of the financial condition of our dealers or distributors due to deterioration of business conditions or reputational harm could negatively affect our sales growth and profitability. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.
Our operations require significant management attention and financial resources, expose us to difficulties presented by global economic, political, regulatory, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.
Investments to increase our global presence, including adding employees and dealers and continuing to invest in business infrastructure and operations, might not produce the returns we expect, which could adversely affect our profitability. Our operations and sales are also subject to risks related to political and economic instability, trade and political tension between the United States and countries in which we have operations or do business, increased enforcement and scrutiny from tax and trade authorities across the globe, acts of war, increased costs of customizing products for foreign countries, labor market conditions, the imposition of tariffs and other trade barriers or costs, the impact of government laws and regulations, the effects of income and withholding taxes, governmental expropriation and differences in business practices in different markets, and multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters. The realization of any of these risks or unfavorable changes in the political, regulatory and business climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows.
Weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Unfavorable weather conditions may reduce demand and negatively impact sales of certain of the Company’s products. Unfavorable weather, including conditions caused in part by climate change, in any particular geographic region may have an adverse effect on sales of the Company’s products in that region. For example, lack of snowfall during winter may materially adversely affect snowmobile sales; excessive rain before and during spring and summer may materially adversely affect sales of off-road vehicles and boats; a lack of rain in certain areas may limit boat usage and may materially adversely affect sales of boats; and wild fires can limit areas where our customers ride our off-road vehicles. Weather conditions may also disrupt our manufacturing and distribution facilities and our supply chain, which could impact our ability to manufacture products to fulfill customer demand. Such disruptions could be caused by natural disasters, inclement weather and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions or natural disasters and events that occur as a result of such events, such as water and natural resource shortages, power outages or shortages, or telecommunications failures. These weather conditions could pose physical risks to our facilities and critical infrastructure in the U.S. and internationally, disrupt the operation of our supply chain and third-party vendors, and may impact operational results.

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
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including product liability lawsuits for property damage or serious bodily injury, including death, warranty litigation, and class actions alleging claims for product defects, product recalls, economic losses, breach of warranty, and violations of various consumer protection laws, among other claims. A negative outcome in one or more of these lawsuits could result in an award of damages (for which we are not insured), including punitive damages, or fines, reputational harm, interruption or modification of our business, or other sanctions, as well as legal and punitive damages, or fines, reputational harm, interruption or modification of our business, or other sanctions, as well as legal and other costs, any of which may be significant and may have a negative impact on our business, operating results and cash flows.
The Company purchases excess insurance coverage for product liability claims related to incidents during the policy period which exceed our self-insured retention thresholds. Disputes with insurers could impact our recoveries under these policies. Furthermore, certain claims that are not typically covered under commercial excess policies would be excluded from coverage, such as economic loss claims, false marketing claims, and in some historical policies, punitive damages.
Product liability claims have not historically resulted in any material adverse effects on our financial statements, however, no assurance can be given that this will not change or that material product liability, class action, or other claims against us will not be made in the future. An unanticipated adverse determination of a material product liability claim or other material claim (particularly an uninsured issue) made against us could materially and adversely affect our financial position, results of operations or cash flows.
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

Regulatory, Intellectual Property, Cybersecurity and Privacy Risks
Our business, properties and products are subject to extensive United States federal and state and international safety, environmental, trade and other government regulation and any failure to comply with these regulations could harm our reputation, expose us to damages and otherwise adversely affect our business.
Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things: climate change; emissions to air; discharges to water; restrictions placed on water and land usage and water availability; product and associated packaging; use of certain chemicals; import and export compliance, including but not limited to classification and valuation of products, country of origin certification requirements, and laws relating to forced labor in the supply chain; worker and product user health and safety; consumer privacy; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. We are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products.
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
Our proprietary intellectual property rights are enforceable against third parties as infringement or misappropriation allegations or actions only to the extent that they are demonstrated by valid and enforceable patents or trademarks or are maintained in reasonable confidence sufficient to qualify as trade secrets. Despite our best efforts, we cannot guarantee that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims granted under any issued patents will be sufficiently broad to protect our technology against any current or future competitor. In the absence of directly applicable and enforceable patent or trademark protection, we may be vulnerable to loss with respect to competitors who attempt to copy our technology or product designs, exploit our trade secrets and know-how, or tarnish or diminish goodwill in our brand, all of which could adversely affect our business. Even with applicable and enforceable patent or trademark protection, others may initiate litigation to challenge to validity of our intellection property, allege that we infringe their intellectual property rights, or they may use their resources to design comparable products that recreate as near as possible yet do not technically infringe our patents. We may incur substantial costs defending our intellectual property rights in the event that others initiate litigation to challenge the validity of our patents or allege that we infringe their patents. Substantial costs may also be incurred should we initiate proceedings to protect our intellectual property rights against misappropriation or infringement by others. If the outcome of any intellection property-related litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. Regardless of whether litigation relating to our intellectual property rights is successful, ongoing litigation as described herein could significantly increase our costs and divert management’s attention from operation of our business, which could adversely affect our results of operations and financial condition. Although we take all reasonable measures to verify that our products, technologies and marks do not infringe on the intellectual property rights of others, we cannot guarantee that they do not or will not. Allegations, litigation, cease and desist letters, court ordered injunctions, and the like relating to potential infringement of third-party intellectual property could result in significant costs, damages and substantial uncertainty.
We may be subject to cybersecurity events and other disruptions to our information technology systems, data and connected products that could adversely affect our business.
Cybersecurity threats and incidents have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency and severity in the future. As technological advances develop and our reliance on technology increases, our business is subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems and networks, or those of our third-party vendors and service providers, the disruption of operations, the corruption of data or theft of confidential or personal information, and other cybersecurity incidents.
We use many information technology systems, some of which are managed or hosted by third parties, and manufacture connected products (including connected vehicles), some of which are managed by third parties, in operating our business. Those systems and products process potentially sensitive information, including intellectual property; proprietary business information of Polaris and our dealers, suppliers, and other business partners; and personal information of consumers and employees. Our information technology systems and connected products, including those managed or hosted by third parties, have been, and could be in the future vulnerable to breach, damage, disruption, or breakdown from various sources, including power loss, viruses, malware, ransomware, phishing, denial of service, and other cyber-attacks that may be random, targeted, or the result of misconduct or error by individuals with access to our systems. Although we monitor continually evolving cybersecurity threats, have implemented various measures designed to manage risks relating to these types of threats, and have invested in layers of data and information technology protection, these measures and the systems supporting them could prove to be inadequate and there can be no assurance that our efforts will prevent disruptions or breaches of our information technology systems, connected products, data and/or operations.
We have experienced cyber-attacks, as have third-parties who manage our information technology systems and other third-party suppliers and service providers, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems, connected products, data or operations as a result of such cyber-attacks. We could, however, experience material disruptions or breaches in the future. Such disruptions or breaches of our information technology systems, connected products, data, or operations could adversely affect our business by resulting in, among other things: (i) disruption to our business operations; (ii) compromise or loss of the information processed by our information technology systems and connected products, such as intellectual property, confidential or proprietary information, or personal information; (iii) impact to the performance and/or safety of our connected products; (iv) damage to our reputation; (v) requirements to notify government authorities or affected individuals; and (vi) government enforcement, litigation or regulatory proceedings.
We could be required to make a significant investment to remedy, mitigate or remediate the effects of any failures, including, but not limited to, harm to our reputation, legal claims that we and/or our business partners (including third-party vendors and service providers) may be subjected to, regulatory or enforcement action arising out of applicable privacy and other laws, adverse publicity, or other events that may affect our business and financial performance.
Our business, data, services and products are subject to United States federal and state and international data privacy laws and regulations and any failure to comply with these laws and regulations could harm our reputation, expose us to damages and otherwise adversely affect our business.
As a global company, we are subject to laws and regulations in the United States and other countries concerning the handling of personal data, including but not limited to those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws and regulations include, for example, the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), and other similar United States state privacy laws. These laws and regulations are continuously evolving and developing, creating significant uncertainty as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Our ongoing compliance with the GDPR, CCPA, and other privacy and data protection laws may result in significant costs and challenges that are likely to increase over time, particularly in the event we introduce new connected products. Any failure, or perceived failure, by us or third-party service providers to comply with our privacy or security policies or privacy-related legal obligations may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.
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
We have arrangements with third parties to make retail financing available to consumers who purchase our products in the United States and Canada. Furthermore, many customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, consumer demand could be materially impacted and our sales and profitability could be adversely affected.
We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements. Provisions in our debt agreements could adversely affect our operating flexibility, pose risks of default and reduce our flexibility to respond to an economic downturn.
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
Our outstanding debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates.
In addition, our outstanding amount of debt could limit our ability to raise additional capital or increase borrowing costs on future debt if we are unable to replace existing debt with comparable new debt and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations. Furthermore, each of the credit rating agencies reviews its rating periodically, and there is no guarantee that our current credit ratings will remain the same. Should the credit rating agencies lower our credit ratings or if we were to lose our investment-grade rating, we could face further constraints on our ability to raise additional capital and face an increase in borrowing costs on future debt. Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash in the future.
General Risks
Additional tax expense or tax exposure could impact our financial performance.
We are subject to income taxes and other business taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the earnings generated in these different jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in jurisdictions with lower statutory tax rates and higher than anticipated in jurisdictions with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations in various jurisdictions. We also have negotiated and are party to certain tax incentives that require the Company comply with certain covenants. We are also subject to the continuous examination of our income tax returns by various tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures or the loss of any tax incentive may have an adverse effect on the Company’s provision for income taxes and cash tax liability. Furthermore, a material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which we and our subsidiaries do business or have significant operations could adversely affect us.
For example, in 2021, the Organization for Economic Cooperation and Development (“OECD”) announced that 136 countries and tax jurisdictions have agreed to implement a new “Two Pillar” approach to international taxation. The first pillar will establish a new taxing right for countries in which a business has a significant economic presence, even though it may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. The second pillar is designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which are expected to become effective for the first time in 2024. The United States has not yet enacted legislation implementing the second pillar. Depending on how the jurisdictions in which we operate choose to implement the OECD’s approach in their tax treaties and domestic tax laws, we and our subsidiaries could be adversely affected due to some of our income being taxed at higher effective rates, once these new rules come into force.
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
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) matters relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our “Geared for Good” ESG Report. Responding to these ESG matters involves implementing new processes and procedures to comply with new laws and involves risks and uncertainties, including those described under “Forward-Looking Statements.” These efforts may require investments which may be impacted by factors outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 1C. Cybersecurity
As a key component of Polaris’ Enterprise Risk Management process, Polaris’ cybersecurity risk management program is designed to align with industry-standard cybersecurity frameworks and includes processes related to each of the following functions: identification, protection, detection, response, and recovery. Examples of relevant processes include steps for: assessing the severity of a cybersecurity threat; identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider; implementing cybersecurity countermeasures and mitigation strategies; and remediating and escalating cybersecurity incidents using cross-functional expertise. Our cybersecurity risk management program also includes risk-based processes related to overseeing and identifying cybersecurity risks associated with the use of third-party providers, including processes related to: conducting cybersecurity assessments of third-party service providers, including cybersecurity obligations in contract with third-party service providers; and receiving and responding to notification of cybersecurity incidents of third-party service providers. Our cybersecurity team engages third-party security experts to assist with our processes for assessing, identifying, and managing risks from cybersecurity threat, including, for example, assessment of the maturity of our cybersecurity risk management program, penetration testing, employee awareness testing, phish testing, and incident monitoring and response, including conducting tabletop exercises.
Our cybersecurity risk management program is under the direction of our Senior Vice President and Chief Digital and Information Officer, who has 30 years of technology leadership, and staffed by a cybersecurity team that includes personnel with a range of information and product security experience, from early-career professionals with cybersecurity degrees to seasoned professionals with multiple cybersecurity-related certifications and more than twenty years of experience. The Senior Vice President and Chief Digital and Information Officer received reports from our cybersecurity team on the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Executive Cybersecurity Council meets as appropriate and receives updates from the Senior Vice President and Chief Digital and Information Officer and the cybersecurity team regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including learnings from external cybersecurity incidents.
Our full Board of Directors provides oversight of our cybersecurity risk management program and receives updates on the program from the Senior Vice President and Chief Digital and Information Officer on a quarterly basis, or more frequently as appropriate. Those updates include information regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including any learnings from external cybersecurity incidents.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors - Regulatory, Intellectual Property, Cybersecurity and Privacy Risks” in this annual report on Form 10-K.

Item 2. Properties
The following sets forth the Company’s material properties as of December 31, 2023:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Corp	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Off	Owned	818,000
Huntsville, Alabama	Wholegoods manufacturing	Off / On	Primarily owned	1,400,000
Monterrey, Mexico	Wholegoods manufacturing	Off	Primarily owned	2,700,000
Elkhart, Indiana	Wholegoods manufacturing	M	Primarily owned	1,420,000
Opole, Poland	Wholegoods manufacturing	Off / On	Leased	365,000
Spirit Lake, Iowa	Wholegoods manufacturing	On	Owned	448,000
Chanas, France	Wholegoods manufacturing	On	Owned	196,000
Shanghai, China	Wholegoods manufacturing	Off	Leased	215,000
Bourran, France	Wholegoods manufacturing and R&D	On	Leased	105,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	On	Owned	98,000
Osceola, Wisconsin	Component parts & engine manufacturing	Off / On	Owned	293,000
Monticello, Minnesota	Component parts manufacturing	Off / On	Owned	109,000
Wyoming, Minnesota	Research and development facility	Off / On	Owned	272,000
Fernley, Nevada	Distribution center	Off / On	Owned	475,000
Wilmington, Ohio	Distribution center	Off / On	Owned	658,000
Vermillion, South Dakota	Distribution center	Off / On	Owned	610,000
Rigby, Idaho	Distribution center and office facility	Off / On	Owned	108,000
Plymouth, Minnesota	Office facility	Corp	Primarily owned	170,000
*Legend: Corp - Corporate (all segments), Off - Off Road, On - On Road, M - Marine
Including the material properties listed above and those properties not listed, we have over seven million square feet of global manufacturing and research and development space. Additionally, we have over seven million square feet of global warehouse and distribution center space. For product development and testing of our vehicles, we utilize various parcels of land, including owned or public land near our manufacturing and engineering facilities, land owned in Texas dedicated to testing of our ORVs, and other pieces of public land around the world that provide the appropriate conditions for testing. We also have international office facilities in Western Europe, Australia, New Zealand, Brazil, India, China, Japan, and Mexico.
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
As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled a putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On December 20, 2023, the court in Albright entered an order setting a hearing for June 27, 2024 to review the stay of proceedings in that case. On January 30, 2024, the Guzman court entered an amended scheduling order in that case setting dates for further expert discovery, the filing of dispositive motions and other pre-trial motions, and a trial date of December 3, 2024. The second case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Plaintiffs’ counsel, in both the Albright and Hellman/Berlanga cases, filed similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman/Berlanga case in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff), though the Lollar and Mitchell matters have since been dismissed, the parties reached a final settlement agreement of the plaintiff’s individual claims in Artoff, and another plaintiff from the Hellman/Berlanga matter, Michael Hellman, has been dismissed. In May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification. We have filed an opposition to the plaintiff’s motion for class certification and have filed a motion to exclude the opinions of certain of plaintiff’s expert witnesses. On August 28, 2023, the United States District Court for the Eastern District of California transferred the Berlanga case to the United States District Court for the Central District of California. On September 13, 2023, the district court in the Guzman case consented to the transfer of the Berlanga case. That district court has not yet ruled on the Berlanga plaintiff’s motion for class certification or Polaris’s motion to exclude the opinions of plaintiff’s expert witnesses in that case.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in In re Polaris dismissed half of the plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. On April 28, 2022, the In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries Inc. (County of Los Angeles, Ca.). We removed the matter to federal court (C.D. Cal) in June 2022 and have moved to dismiss the plaintiff’s claims; plaintiff filed a motion to remand the case. The district court denied plaintiff’s motion to remand and granted our motion to dismiss, allowing plaintiff to file an amended complaint. We moved to dismiss plaintiff’s amended complaint, which the Court denied in March 2023. On February 5, 2024, the DeBiasio court entered an amended scheduling order setting dates for fact and expert discovery, and the filing of class certification, dispositive, and other motions. The court did not set a trial date. The parties are currently engaged in fact discovery.
With respect to each of these putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 9, 2024, there were 1,601 shareholders of record of the Company’s common stock and the last reported sale price for shares of our common stock on the New York Stock Exchange was $91.06 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future, subject to the approval of the Company’s Board of Directors, which will depend on market and other conditions.
STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and S&P Composite 1500 Leisure Products Index.
The graph assumes the investment of $100 at the close on December 31, 2018 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2023. Points on the graph represent the performance as of the last business day of each of the years indicated.

Assumes $100 Invested at the close on December 31, 2018
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2023

	2018	2019	2020	2021	2022	2023
Polaris Inc.	$100.00	$136.45	$131.26	$154.63	$145.33	$139.86
S&P Midcap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
S&P Composite 1500 Leisure Products Index	100.00	129.24	148.71	180.32	125.97	131.61

Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index, and S&P Composite 1500 Leisure Products Index

200
180
160
140
120
100
80
2018
2019
2020
2021
2022
2023
Polaris Inc.
S&P Midcap 400 Index
S&P Composite 1500 Leisure Products Index

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1–31, 2023	5,000	$86.60	5,000	$1,203,577,355
November 1–30, 2023	105,000	$89.41	105,000	$1,194,190,453
December 1–31, 2023	100,000	$90.89	100,000	$1,185,102,460
Total	210,000	$90.05	210,000

(1)    In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of December 31, 2023, the Company was authorized to repurchase up to an additional $1,185.1 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
 Overview
2023 was a record year for sales, which totaled $8.9 billion, a four percent increase from 2022. The year-over-year increase in sales was driven primarily by product mix and increased shipments.
Gross profit totaled $2.0 billion in both 2023 and 2022. Expressed as a percentage of sales, gross profit decreased in 2023 as compared to 2022, primarily due to unfavorable foreign currency exchange rate movement and higher finance interest, both partially offset by higher net pricing.
Full year net income from continuing operations attributable to Polaris Inc. of $502.8 million decreased 17 percent from 2022, with diluted earnings per share from continuing operations decreasing from $10.04 to $8.71 per share. In addition to the reasons discussed above, these decreases were primarily the result of increased operating expenses and higher interest expense. We reported Adjusted EBITDA of $1,020.9 million in 2023 compared to $1,075.9 million in 2022. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
On February 1, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.66 per share for the first quarter of 2024, a two percent increase from the prior quarterly cash dividend, representing the 29th consecutive year of increased dividends to shareholders.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Sales	$8,934.4	$8,589.0	4%	$7,439.2	15%
Cost of sales	$6,974.5	$6,629.5	5%	$5,688.3	17%
Gross profit	$1,959.9	$1,959.5	0%	$1,750.9	12%
Percentage of sales	21.9%	22.8%	-88 basis points	23.5%	-72 basis points
Operating expenses:
Selling and marketing	$542.3	$480.8	13%	$458.2	5%
Research and development	374.3	366.7	2%	328.7	12%
General and administrative	422.8	355.9	19%	305.8	16%
Total operating expenses	$1,339.4	$1,203.4	11%	$1,092.7	10%
Percentage of sales	15.0%	14.0%	+98 basis points	14.7%	-68 basis points
Income from financial services	$80.4	$48.4	66%	$53.8	(10)%
Operating income	$700.9	$804.5	(13)%	$712.0	13%

Non-operating expense:
Interest expense	$125.0	$71.7	74%	$44.2	62%
Other (income) expense, net	$(44.5)	$(28.6)	56%	$2.3	NM
Loss on sale of businesses	$—	$—	—	$36.8	NM
Income from continuing operations before income taxes	$620.4	$761.4	(19)%	$628.7	21%
Provision for income taxes	$117.7	$158.0	(26)%	$132.1	20%
Effective income tax rate	19.0%	20.7%	-178 basis points	21.0%	-26 basis points

Net income from continuing operations	$502.7	$603.4	(17)%	$496.6	22%
Net loss (income) attributable to noncontrolling interest	0.1	(0.5)	NM	(0.4)	25%
Net income from continuing operations attributable to Polaris Inc.	$502.8	$602.9	(17)%	$496.2	22%
Percentage of sales	5.6%	7.0%	-140 basis points	6.7%	+35 basis points

Adjusted EBITDA	$1,020.9	$1,075.9	(5)%	$956.2	13%
Adjusted EBITDA Margin	11.4%	12.5%	-110 basis points	12.9%	-33 basis points

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$8.71	$10.04	(13)%	$7.92	27%
Weighted average diluted shares outstanding	57.7	60.1	(4)%	62.7	(4)%
NM = not meaningful

Sales:
The year-over-year increase in sales was driven primarily by product mix and increased shipments.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2023	2022
Volume	2%	1%
Product mix and price	2	16
Currency	—	(2)
	4%	15%
The year-over-year volume increase was driven by increased ORV and snowmobile shipments. Product mix and price drove an increase in sales as a result of a higher sales mix of premium ORV models, which was partially offset by higher finance interest.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2023	Percent of Total Sales	2022	Percent of Total Sales	Percent Change 2023 vs. 2022	2021	Percent of Total Sales	Percent Change 2022 vs. 2021
United States	$7,122.2	80%	$6,809.2	79%	5%	$5,742.3	77%	19%
Canada	584.0	6%	606.7	7%	(4)%	573.7	8%	6%
Other countries	1,228.2	14%	1,173.1	14%	5%	1,123.2	15%	4%
Total sales	$8,934.4	100%	$8,589.0	100%	4%	$7,439.2	100%	15%
Sales in the United States for 2023 increased five percent during the year, primarily driven by product mix and increased shipments, partially offset by higher finance interest.
Sales in Canada decreased four percent during 2023, primarily due to unfavorable foreign currency exchange rate movement. Currency rate movements had an unfavorable impact of three percentage points on sales in 2023.
Sales in other countries, primarily in Europe, increased five percent during 2023, primarily driven by product mix. Currency rate movements had a favorable impact of two percentage points on sales in 2023.
Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2023	Percent of Total Cost of Sales	2022	Percent of Total Cost of Sales	Change 2023 vs. 2022	2021	Percent of Total Cost of Sales	Change 2022 vs. 2021
Purchased materials and services	$5,802.9	83%	$5,606.4	84%	4%	$4,826.8	85%	16%
Labor and benefits	756.7	11%	656.0	10%	15%	568.5	10%	15%
Depreciation and amortization	205.8	3%	183.6	3%	12%	162.6	3%	13%
Warranty costs	209.1	3%	183.5	3%	14%	130.4	2%	41%
Total cost of sales	$6,974.5	100%	$6,629.5	100%	5%	$5,688.3	100%	17%
Percentage of sales	78.1%		77.2%		+88 basis points	76.5%		+72 basis points
The year-over-year increase in cost of sales was primarily due to higher labor, warranty, and depreciation and amortization expenses. Higher sales volumes and product mix also contributed to the increase.

Gross profit:
Gross profit for 2023, as a percentage of sales, decreased primarily due to unfavorable foreign currency exchange rate movement and higher finance interest, both partially offset by higher net pricing.
Operating expenses:
Operating expenses for 2023, in absolute dollars and as a percentage of sales, increased compared to 2022, primarily due to higher general and administrative and selling and marketing expenses.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Income from Polaris Acceptance joint venture	$41.5	$15.1	175%	$7.7	96%
Income from retail credit agreements	39.0	34.3	14%	41.3	(17)%
Net income (expense) from other financial services activities	(0.1)	(1.0)	NM	4.8	NM
Total income from financial services	$80.4	$48.4	66%	$53.8	(10)%
Percentage of sales	0.9%	0.6%	+34 basis points	0.7%	-16 basis points
Income from financial services increased 66 percent in 2023, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels.
Interest expense:
Interest expense increased for 2023 due to higher interest rates.
Other (income) expense, net:
Other (income) expense is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
Provision for income taxes:
The decrease in the effective income tax rate for 2023 was primarily due to an increase in research and development credits, a non-cash increase of deferred tax assets, and the favorable impact of lower pretax income generated in 2023, partially offset by a decreased deduction for Foreign Derived Intangible Income (“FDII”).
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased in 2023 due to increased operating expenses, higher finance interest and unfavorable foreign currency exchange rate movement, partially offset by higher net pricing.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding decreased throughout 2023 primarily due to share repurchases.
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

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off Road	$6,984.4	78%	$6,436.2	75%	9%	$5,574.6	75%	15%
On Road	1,184.6	13%	1,163.4	14%	2%	1,031.8	14%	13%
Marine	765.4	9%	989.4	11%	(23)%	760.2	10%	30%
Corporate	—	—%	—	—%	NM	72.6	1%	NM
Total sales	$8,934.4	100%	$8,589.0	100%	4%	$7,439.2	100%	15%

	For the Years Ended December 31,
($ in millions)	2023	Percent of Sales	2022	Percent of Sales	Percent Change 2023 vs. 2022	2021	Percent of Sales	Percent Change 2022 vs. 2021
Off Road	$1,531.6	21.9%	$1,523.4	23.7%	1%	$1,329.8	23.9%	15%
On Road	240.4	20.3%	206.3	17.7%	17%	160.7	15.6%	28%
Marine	169.0	22.1%	222.5	22.5%	(24)%	170.6	22.4%	30%
Corporate	18.9		7.3		NM	89.8		NM
Total gross profit	$1,959.9	21.9%	$1,959.5	22.8%	0%	$1,750.9	23.5%	12%
NM = not meaningful
Off Road:
Off Road sales, inclusive of PG&A sales, increased nine percent in 2023 driven by increased shipments and product mix, partially offset by higher finance interest. Sales to customers outside of North America increased one percent in 2023 driven by increased snowmobile shipments. The average per unit sales price for the Off Road segment increased approximately two percent, driven by higher pricing.
Additional information on our end markets for 2023:
•Polaris North America ATV unit retail sales up low-single digits percent
•Polaris North America side-by-side unit retail sales up mid-single digits percent
•Total Polaris North America ORV unit retail sales up mid-single digits percent
•Estimated North America industry ORV unit retail sales up low-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 55 percent
•Polaris North America snowmobile unit retail sales for the 2023-2024 season-to-date period through December 31, 2023 up low-teens percent
•Estimated North America industry snowmobile unit retail sales for the 2023-2024 season-to-date period through December 31, 2023 up low-double digits percent
•Total Polaris North America snowmobile dealer inventories up approximately 120 percent
Gross profit, as a percentage of sales, decreased in 2023 primarily due to unfavorable product mix, higher finance interest, and foreign currency exchange rate movement, partially offset by lower input costs.
On Road:
On Road sales, inclusive of PG&A sales, increased two percent in 2023 driven by product mix. On Road sales to customers outside of North America increased nine percent in 2023, driven by product mix. The average per unit sales price for the On Road segment increased five percent, driven by product mix.

Additional information on our end markets for 2023:
•Indian Motorcycle North America unit retail sales up mid-single digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycle unit retail sales down high-single digits percent
•Polaris North America motorcycle dealer inventories up approximately 20 percent
Gross profit, as a percentage of sales, increased in 2023 due to favorable product mix and lower input costs, partially offset by increased warranty costs and higher finance interest.
Marine:
Marine sales decreased 23 percent, primarily due to decreased shipments, partially offset by higher net pricing.
Additional information on our end markets for 2023:
•Polaris U.S pontoon unit retail sales down mid-single digits percent
•Estimated U.S. industry pontoon unit retail sales down high-single digits percent
•Polaris U.S. deck boat unit retail sales down mid-teens percent
•Estimate U.S. industry deck boat unit retail sales down mid-twenties percent
Gross profit, as a percentage of sales, decreased due to a decrease in sales volumes resulting in decreased leverage of manufacturing costs, partially offset by higher net pricing.
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
We believe that these measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics used by our management for financial and operational decision making. We are presenting these non-GAAP measures to assist investors in seeing our financial performance through the eyes of management, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
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
The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Sales	$8,934.4	$8,589.0	$7,439.2

Net income from continuing operations	502.7	603.4	496.6
Provision for income taxes	117.7	158.0	132.1
Interest expense	125.0	71.7	44.2
Depreciation	241.2	214.0	193.4
Intangible amortization (1)	17.7	18.8	22.9
Distributions from other affiliates and impairment charges (2)	(1.4)	(0.7)	7.7
Acquisition-related costs (3)	1.3	—	—
Restructuring and realignment expenses (4)	8.2	6.2	13.1
Class action litigation expenses (5)	8.5	4.5	9.4
Loss on sale of businesses (6)	—	—	36.8
Adjusted EBITDA	$1,020.9	$1,075.9	$956.2
Adjusted EBITDA Margin	11.4%	12.5%	12.9%

(1) Represents amortization expense for acquisition-related intangible assets
(2) Represents impairment charges and subsequent distributions related to a strategic investment held by the Company
(3) Represents adjustments for integration and acquisition-related expenses
(4) Represents adjustments for corporate restructuring, network realignment costs, and supply chain transformation costs
(5) Represents adjustments for certain class action litigation-related expenses
(6) Represents the loss associated with the Company’s divestiture of the Global Electric Motorcar (GEM) and Taylor-Dunn businesses

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operating and financing activities, including funds as needed from our credit facility and issuances of long-term debt. Our primary uses of funds have been for new product development, capital investments, cash dividends to shareholders, repurchases and retirement of common stock and acquisitions. The seasonality of production and shipments cause working capital requirements to fluctuate during the year and from year to year.
We believe that existing cash balances and cash flows to be generated from operating activities, borrowing capacity under our credit facility and from future issuances or borrowings of long-term debt, will be sufficient to fund operations, new product development, cash dividends to shareholders, repurchases and retirement of common stock, and capital requirements for at least the next 12 months and for the foreseeable future thereafter.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	For the Years Ended December 31,
	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Total cash provided by (used for):
Operating activities	$925.8	$534.5	$391.3	$286.8	$247.7
Investing activities	(462.0)	(319.3)	(142.7)	(288.4)	(30.9)
Financing activities	(431.3)	(363.2)	(68.1)	(107.6)	(255.6)
Operating Activities:
The increase in net cash provided by operating activities of continuing operations in 2023 was primarily the result of reduced working capital in the current year compared to working capital additions in the prior year, partially offset by lower net income from continuing operations.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution and product development facilities, capital deployed for acquisitions and proceeds received from the disposal of businesses, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities of continuing operations increased in 2023 due to an increase in property, equipment and tooling purchases, as well as cash utilized for an acquisition in the current period compared to proceeds received for the disposal of certain businesses in the prior year.
Financing Activities:
The increase in net cash used for financing activities was attributable to decreased net borrowings under debt arrangements. Net repayments totaled $158.2 million in 2023 compared to $257.7 million of net borrowings in 2022. This increase was partially offset by lower share repurchases and increased proceeds from stock issuances under employee plans.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of December 31, 2023, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of December 31, 2023, there were borrowings of $228.2 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $780.0 million was outstanding as of December 31, 2023. We are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. Interest is charged at rates based on adjusted Term SOFR for the credit facility. As of December 31, 2023, we had $764.3 million of availability on the Revolving Loan Facility.
In December 2021, we amended the credit facility to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, we further amended the unsecured credit facility to extend the maturity date of the Incremental Term Loan to December 15, 2023. The Incremental Term Loan was fully repaid in December 2023 using net proceeds from the Company’s sale of senior notes in a public offering completed in November 2023.
In November 2023, we amended the credit facility to terminate all guarantees provided by our subsidiaries under the credit facility, remove the requirement for our subsidiaries to provide guarantees of the obligations under the credit facility, and remove certain of our subsidiaries as co-borrowers.

The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis.
In November 2023, we issued $500 million aggregate principal amount of 6.950% Senior Notes pursuant to a public offering. We received approximately $492 million pursuant to the notes after deducting the underwriting discount and other fees and expenses. Net proceeds from the notes, along with cash on hand, were used to repay borrowings due in December 2023 under the Incremental Term Loan. The notes bear interest at a rate of 6.950% per year, with interest payable semi-annually in arrears in March and September of each year. The notes mature in March of 2029. The indenture governing the senior notes is subject to customary covenants and make-whole provisions upon early termination.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, we completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of December 31, 2023.
As of December 31, 2023, and December 31, 2022, we were in compliance with all debt covenants. Our debt to total capital ratio was 57 percent and 65 percent as of December 31, 2023 and December 31, 2022, respectively. Additionally, as of December 31, 2023, we had letters of credit outstanding of $42.6 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
As of December 31, 2023, our Board of Directors has authorized us to repurchase up to an additional $1,185.1 million of our common stock. We repurchased a total of 1.6 million shares of our common stock for $178.6 million during 2023, which had a favorable impact on diluted net income from continuing operations per share of 13 cents.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. As of December 31, 2023 and 2022, the outstanding amount financed worldwide by dealers under these arrangements was approximately $2,629.9 million and $1,893.9 million, respectively. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of December 31, 2023, the potential aggregate repurchase obligations were approximately $496.3 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. During 2023, consumers financed 27 percent of our vehicles sold in the United States through these arrangements. The volume of installment credit contracts written in calendar year 2023 with these institutions was $1,403.1 million, a 28 percent increase from 2022.

Critical Accounting Policies and Critical Accounting Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, product warranties, product liability, and goodwill and other intangible assets.
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
Sales promotions and incentives. We accrue for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs, planned programs, and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. As of December 31, 2023 and 2022, accrued sales promotions and incentives were $230.9 million and $127.0 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotion and incentive accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We typically provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Our standard warranties require us, generally through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheet until they are ultimately paid. As of December 31, 2023 and 2022, the accrued warranty liability was $181.1 million and $172.9 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume. Amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future and have a material adverse effect on our financial condition and results of operations.
Product liability. We are subject to product liability claims in the normal course of business. In 2012, we began purchasing excess insurance coverage for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize claims experience, historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2023 and 2022, we had accruals of $136.7 million and $107.5 million, respectively, for the probable payment of pending claims related to product liability litigation associated with our products. Adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition and results of operations.

Goodwill. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. We complete our annual goodwill impairment test as of the first day of the fourth quarter.
We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. A qualitative assessment requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in our stock price. If, after assessing the totality of events and circumstances, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the qualitative test and proceed to a quantitative test, then the quantitative goodwill impairment test is performed. A quantitative test includes comparing the fair value of each reporting unit to the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an impairment is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in our long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year long-term planning period. The five-year growth rates for revenues and EBITDA vary for each reporting unit being evaluated. Revenues and EBITDA beyond five years are projected to grow at a terminal growth rate consistent with industry expectations. Actual results may significantly differ from those used in our valuations. The forecasted future cash flows are discounted using a discount rate developed for each reporting unit. The discount rates were developed using market observable inputs, as well as our assessment of risks inherent in the future cash flows of each respective reporting unit.
In estimating fair value using the market approach, we identify a group of comparable publicly traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of EBITDA. We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods. Inputs used to estimate these fair values include significant unobservable inputs that reflect our assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
In the fourth quarter of 2023, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a qualitative assessment for the Off Road and On Road reporting units and elected to perform a quantitative goodwill test for the Marine reporting unit. The difference between the fair value and carrying value of the Marine reporting unit was in excess of 10%.
Other intangible assets. Our primary identifiable intangible assets include: dealer/customer relationships and brand/trade names. Identifiable intangible assets with finite lives are amortized and those identifiable intangible assets with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We complete our annual impairment test for identifiable intangible assets with indefinite lives as of the first day of the fourth quarter.
Our identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name to its carrying value. The fair value is determined using the relief-from-royalty method. This method assumes the brand/trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brand/trade names, the appropriate royalty rate and the discount rate. Forecasted revenues are derived from our annual budget and long-term business plan and royalty rates are based on brand profitability. The discount rates are developed using the market observable inputs used in the development of the reporting unit discount rates, as well as our assessment of risks inherent in the future cash flows of each respective brand/trade name.
In the fourth quarter of 2023, we completed the annual impairment test. It was determined that our indefinite-lived intangible assets were not impaired.

New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, and Interest Rates
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, copper, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity hedging contracts in order to manage fluctuating market prices of certain commodities such as steel and diesel fuel. The total impact of commodities had a favorable impact on our gross profit margins for 2023 when compared to 2022. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a favorable impact on our gross profit margins for 2024 when compared to 2023.
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
Other currencies: We operate in various countries, principally in Europe, Mexico and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in these foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts sales, cost of sales and net income.
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $21 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $47 million.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2023:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$25.6	$0.66 to 1 AUD
Canadian Dollar	Long	$196.7	$0.74 to 1 CAD
Mexican Peso	Short	$28.0	20 Peso to $1
In 2023, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2022. We expect currencies to have a negative impact on net income in 2024 compared to 2023.
The assets and liabilities in all of our international entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of our international entities are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheets that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.0 billion revolving loan facility and a $1.2 billion term loan facility. Interest accrues on the revolving loan and term loans at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of December 31, 2023, there was $228.2 million outstanding on the revolving loan and $780.0 million outstanding on the term loan. We enter into interest rate swaps in order to maintain a balanced risk of fixed and variable interest rates associated with our debt. Based on the unhedged variable-rate debt included in our debt portfolio as of December 31, 2023, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $6 million.
Borrowings pursuant to our private senior notes and public senior notes bear interest at fixed rates. We are subject to changes in the fair value of fixed-rate borrowings as a result of potential changes in prevailing interest rates. Changes in the fair value of fixed-rate borrowings have no impact on the amount of interest incurred, cash flows or our financial position.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.
Management’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Chief Executive Officer

/S/ ROBERT P. MACK

Robert P. Mack
Chief Financial Officer
February 16, 2024
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Product Liability

Description of the Matter	At December 31, 2023, the Company had an accrual of $136.7 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. As discussed in Note 14 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records product liability reserves for losses that are probable and reasonably estimable utilizing historical trends and actuarial analysis, along with an analysis of current claims.

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
Minneapolis, Minnesota
February 16, 2024

POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$367.8	$324.5
Trade receivables, net	306.4	343.0
Inventories, net	1,810.5	1,896.1
Prepaid expenses and other	198.0	183.7
Income taxes receivable	9.0	20.3
Total current assets	2,691.7	2,767.6
Property and equipment, net	1,201.5	1,018.4
Investment in finance affiliate	141.1	93.1
Deferred tax assets	295.9	210.5
Goodwill and other intangible assets, net	906.4	910.6
Operating lease assets	143.9	111.0
Other long-term assets	135.8	106.7
Total assets	$5,516.3	$5,217.9
Liabilities and Equity
Current liabilities:
Current financing obligations	$54.0	$553.6
Accounts payable	713.1	847.6
Accrued expenses	1,123.6	896.8
Other current liabilities	43.1	30.6
Total current liabilities	1,933.8	2,328.6
Long-term financing obligations	1,854.4	1,504.2
Other long-term liabilities	297.0	271.0
Total liabilities	$4,085.2	$4,103.8
Deferred compensation	$10.3	$12.6
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.5 and 57.0 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,231.8	1,152.1
Retained earnings	243.5	33.8
Accumulated other comprehensive loss, net	(57.5)	(87.5)
Total shareholders’ equity	1,418.4	1,099.0
Noncontrolling interest	2.4	2.5
Total equity	1,420.8	1,101.5
Total liabilities and equity	$5,516.3	$5,217.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Sales	$8,934.4	$8,589.0	$7,439.2
Cost of sales	6,974.5	6,629.5	5,688.3
Gross profit	1,959.9	1,959.5	1,750.9
Operating expenses:
Selling and marketing	542.3	480.8	458.2
Research and development	374.3	366.7	328.7
General and administrative	422.8	355.9	305.8
Total operating expenses	1,339.4	1,203.4	1,092.7
Income from financial services	80.4	48.4	53.8
Operating income	700.9	804.5	712.0
Non-operating expense:
Interest expense	125.0	71.7	44.2
Other (income) expense, net	(44.5)	(28.6)	2.3
Loss on sale of businesses	—	—	36.8
Income from continuing operations before income taxes	620.4	761.4	628.7
Provision for income taxes	117.7	158.0	132.1
Net income from continuing operations	502.7	603.4	496.6
Loss from discontinued operations, net of tax	—	(13.2)	(2.3)
Loss from sale of discontinued operations, net of tax	—	(142.6)	—
Net income	502.7	447.6	494.3
Net loss (income) attributable to noncontrolling interest	0.1	(0.5)	(0.4)
Net income attributable to Polaris Inc.	$502.8	$447.1	$493.9

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$502.7	$603.4	$496.6
Less net loss (income) attributable to noncontrolling interest	0.1	(0.5)	(0.4)
Net income from continuing operations attributable to Polaris Inc. common shareholders	502.8	602.9	496.2
Net loss from discontinued operations attributable to Polaris Inc. common shareholders	—	(155.8)	(2.3)
Net income attributable to Polaris Inc.	$502.8	$447.1	$493.9

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$8.80	$10.17	$8.10
Discontinued operations	$—	$(2.63)	$(0.04)
Basic	$8.80	$7.54	$8.06
Diluted
Continuing operations	$8.71	$10.04	$7.92
Discontinued operations	$—	$(2.60)	$(0.04)
Diluted	$8.71	$7.44	$7.88
Weighted average shares outstanding:
Basic	57.1	59.3	61.3
Diluted	57.7	60.1	62.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$502.7	$447.6	$494.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	32.2	(25.3)	(30.4)
Unrealized (loss) gain on derivative instruments	(8.8)	14.9	11.1
Retirement plan and other activity	6.6	0.3	0.3
Comprehensive income	532.7	437.5	475.3
Comprehensive loss (income) attributable to noncontrolling interest	0.1	(0.5)	(0.4)
Comprehensive income attributable to Polaris Inc.	$532.8	$437.0	$474.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2020	61.9	$0.6	$983.9	$218.4	$(58.4)	$0.3	$1,144.8
Employee stock compensation	0.5	—	62.7	—	—	—	62.7
Deferred compensation	—	—	1.3	(0.2)	—	—	1.1
Proceeds from stock issuances under employee plans	1.8	—	156.1	—	—	—	156.1
Cash dividends paid (1)	—	—	—	(153.4)	—	—	(153.4)
Repurchase and retirement of common shares	(3.8)	—	(60.2)	(401.4)	—	—	(461.6)
Net income	—	—	—	493.9	—	0.4	494.3
Contributions	—	—	—	—	—	1.3	1.3
Other comprehensive loss	—	—	—	—	(19.0)	—	(19.0)
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.6	—	60.0	—	—	—	60.0
Deferred compensation	—	—	(2.5)	1.1	—	—	(1.4)
Proceeds from stock issuances under employee plans	0.4	—	34.1	—	—	—	34.1
Cash dividends paid (1)	—	—	—	(150.0)	—	—	(150.0)
Repurchase and retirement of common shares	(4.4)	—	(83.3)	(421.7)	—	—	(505.0)
Net income	—	—	—	447.1	—	0.5	447.6
Other comprehensive loss	—	—	—	—	(10.1)	—	(10.1)
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.6	—	57.4	—	—	—	57.4
Deferred compensation	—	—	1.6	0.7	—	—	2.3
Proceeds from stock issuances under employee plans	0.5	—	52.8	—	—	—	52.8
Cash dividends paid (1)	—	—	—	(147.3)	—	—	(147.3)
Repurchase and retirement of common shares	(1.6)	—	(32.1)	(146.5)	—	—	(178.6)
Net income	—	—	—	502.8	—	(0.1)	502.7
Other comprehensive income	—	—	—	—	30.0	—	30.0
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
(1) Polaris Inc. declared and paid cash dividends of $2.60, $2.56, and $2.52 per share for the years ended December 31, 2023, 2022, and 2021, respectively.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$502.7	$447.6	$494.3
Loss from discontinued operations, net of tax	—	13.2	2.3
Loss from sale of discontinued operations, net of tax	—	142.6	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258.9	232.8	216.4
Noncash compensation	57.4	62.9	60.6
Noncash income from financial services	(41.5)	(15.1)	(7.7)
Deferred income taxes	(86.8)	(48.9)	15.2
Loss on sale of businesses, net	—	—	34.8
Other, net	(0.8)	(0.5)	7.1
Changes in operating assets and liabilities:
Trade receivables	49.0	(122.6)	1.8
Inventories	115.1	(391.1)	(490.1)
Accounts payable	(143.8)	71.7	31.2
Accrued expenses	217.1	131.1	(62.3)
Income taxes payable/receivable	18.6	18.4	(3.8)
Prepaid expenses and other, net	(20.1)	(7.6)	(13.0)
Net cash provided by operating activities of continuing operations	925.8	534.5	286.8
Net cash (used for) provided by operating activities of discontinued operations	—	(25.9)	6.9
Net cash provided by operating activities	925.8	508.6	293.7
Investing Activities:
Purchase of property and equipment	(412.6)	(306.6)	(282.8)
Investments in finance affiliate	(43.5)	(59.3)	(42.2)
Distributions from finance affiliate	37.0	30.6	60.0
Investments in other affiliates	(20.2)	(26.2)	(23.4)
Acquisitions and disposals of businesses, net of cash acquired	(22.7)	42.2	—
Net cash used for investing activities of continuing operations	(462.0)	(319.3)	(288.4)
Net cash used for investing activities of discontinued operations	—	(5.3)	(15.5)
Net cash used for investing activities	(462.0)	(324.6)	(303.9)
Financing Activities:
Borrowings under financing obligations	2,770.0	2,987.5	2,424.3
Repayments under financing obligations	(2,928.2)	(2,729.8)	(2,073.0)
Repurchase and retirement of common shares	(178.6)	(505.0)	(461.6)
Cash dividends to shareholders	(147.3)	(150.0)	(153.4)
Proceeds from stock issuances under employee plans	52.8	34.1	156.1
Net cash used for financing activities	(431.3)	(363.2)	(107.6)
Impact of currency exchange rates on cash balances	10.7	(10.2)	(10.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	43.2	(189.4)	(128.4)
Cash, cash equivalents and restricted cash at beginning of period	339.7	529.1	657.5
Cash, cash equivalents and restricted cash at end of period	$382.9	$339.7	$529.1

Supplemental Cash Flow Information:
Interest paid on debt borrowings	$120.6	$71.2	$44.8
Income taxes paid	$187.2	$194.4	$124.4
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$367.8	$324.5	$502.3
Current assets held for sale	—	—	6.9
Other long-term assets	15.1	15.2	19.9
Total	$382.9	$339.7	$529.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies
Polaris Inc. (“Polaris” or the “Company”), a Delaware corporation, and its subsidiaries are engaged in the design, engineering, manufacturing and marketing of powersports vehicles, which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; boats; and related Parts, Garments and Accessories (“PG&A”), which includes aftermarket accessories and apparel. Polaris products are sold worldwide online and through a network of independent dealers and distributors. The primary markets for the Company’s products are the United States, Canada, Western Europe, Australia and Mexico.
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
In August 2023, the Company acquired the Walker Evans Racing brand and the operating assets of Walker Evans Enterprises (collectively, “Walker Evans”). Walker Evans was historically a supplier to the Company, providing shocks for the Company’s ORVs and snowmobiles. The Company has included the financial results of Walker Evans in its Off Road segment since the date of acquisition. Additional purchase accounting disclosures have been omitted due to the immateriality of this acquisition in relation to the Company’s consolidated financial condition and results of operations.
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities, and the income approach for foreign currency contracts, interest rate contracts and commodity contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and for the income approach, the Company uses significant other observable inputs to value its derivative instruments used to hedge foreign currency, interest rate transactions and commodity transactions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	December 31, 2023	December 31, 2022
Assets
Non-qualified deferred compensation assets	Level 1	$46.7	$39.8
Foreign exchange contracts, net	Level 2	4.6	8.4
Interest rate contracts, net	Level 2	0.9	5.9
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(46.7)	$(39.8)
Commodity contracts, net	Level 2	(1.3)	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of December 31, 2023 and December 31, 2022, the fair value of the Company’s current and long-term financing obligations was approximately $1,954.3 million and $2,070.3 million, respectively, and was determined using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of current and long-term financing obligations was $1,908.4 million and $2,057.8 million as of December 31, 2023 and December 31, 2022, respectively.
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
Allowance for doubtful accounts. The Company’s exposure to credit losses on accounts receivable is limited due to its agreements with certain finance companies. For receivables not serviced through these finance companies, the Company establishes a reserve for doubtful accounts based on historical credit loss experience, the age of receivables, credit quality of our customers, current and expected economic conditions, and other factors that may affect our ability to collect from customers.
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
Investment in finance affiliate. The caption investment in finance affiliate in the consolidated balance sheets represents the Company’s 50 percent equity interest in Polaris Acceptance, which is accounted for under the equity method. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. Refer to Note 11 for additional information.
Investment in other affiliates. The Company’s investments in other affiliates are included within other long-term assets in the consolidated balance sheets, and represent the Company’s strategic investments in nonmarketable securities of other companies. For each investment, the Company assesses the level of influence in determining whether to account for the investment under the cost method or equity method. The Company will write down or write off an investment and recognize a loss if and when events or circumstances indicate there is impairment in the investment that is other-than-temporary. Refer to Note 12 for additional information.
Property and equipment. Property and equipment is stated at historical cost. Depreciation is determined using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and 1-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included within depreciation expense. Fully-depreciated tooling is eliminated from the accounting records annually. The Company recorded $241.2 million, $214.0 million, and $193.4 million of depreciation expense for the years ended December 31, 2023, 2022 and 2021, respectively. A majority of the Company’s property and equipment is located in North America.
Goodwill and other intangible assets. Goodwill is tested at least annually for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company completes its annual goodwill impairment test as of the first day of the fourth quarter.
The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. A qualitative assessment requires that the Company considers events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in the Company’s stock price. If, after assessing the totality of events and circumstances, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative test and proceed to a quantitative test, then the quantitative goodwill impairment test is performed. A quantitative test includes comparing the fair value of each reporting unit to the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an impairment is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.
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
For its annual test in 2023, the Company completed a qualitative assessment for the Off Road and On Road reporting units and elected to perform a quantitative goodwill test for the Marine reporting unit.
The Company’s primary identifiable intangible assets include: dealer/customer relationships and brand/trade names. Identifiable intangible assets with finite lives are amortized and those identifiable intangible assets with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company’s identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name with its carrying value. The Company completes its annual impairment test as of the first day of the fourth quarter each year for identifiable intangible assets with indefinite lives.
Refer to Note 8 for additional information on goodwill and other intangible assets.
Revenue recognition. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the amount of consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the contract liabilities section of Note 3.
For the majority of wholegood vehicles, boats, and PG&A, the Company transfers control and recognizes a sale when it ships the product from its manufacturing facility, distribution center, or vehicle holding center to the customer. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its customers. Payment terms vary by customer and most of the Company’s sales are financed by the customer under floorplan financing arrangements whereby the Company receives payment within a few days of shipment of the product.
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
Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by the Company’s dealers or distributors and, therefore, reduce the amount of sales the Company recognizes. The portion of the invoiced sales price estimated as the holdback is recognized as a “dealer holdback” liability within accrued expenses on the Company’s consolidated balance sheet until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria.
Shipping and handling costs. The Company records shipping and handling costs as a component of cost of sales when control has transferred to the customer.
Research and development expenses. The Company records research and development expenses in the period in which they are incurred as a component of operating expenses.
Advertising expenses. The Company records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2023, 2022 and 2021, the Company incurred $94.1 million, $87.6 million and $90.8 million of advertising expenses, respectively.
Product warranties. The Company typically provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. The Company provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. The Company’s standard warranties require the Company, generally through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability within accrued expenses on the consolidated balance sheet until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty reserve include: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume.

The activity in the warranty reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$172.9	$132.9	$138.6
Reductions to reserve related to divestitures	—	—	(2.1)
Additions charged to expense	209.1	183.5	130.4
Warranty claims paid, net	(200.9)	(143.5)	(134.0)
Balance at end of year	$181.1	$172.9	$132.9
Leases. The Company leases certain manufacturing facilities, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. Such options are included in the lease term when it is reasonably certain that the option will be exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option where there is a reasonable certainty of exercise. Certain lease agreements include rental payments that are variable based on usage or are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The amount of compensation cost for share-based awards recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company analyzes historical data to estimate pre-vesting forfeitures and records share compensation expense for those awards expected to vest. If forfeiture adjustments are made, they would affect gross profit and operating expenses.
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
Derivative instruments and hedging activities. Changes in the fair values of derivative instruments are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not use any financial contracts for trading purposes.

The Company enters into foreign exchange contracts to manage currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. These contracts meet the criteria for cash flow hedges. Gains and losses on the Company’s foreign exchange contracts at settlement are recorded in non-operating other (income) expense, net in the consolidated statements of income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into interest rate swaps in order to maintain a balanced risk of fixed and variable interest rates associated with the Company’s debt. These contracts meet the criteria to be accounted for as cash flow hedges. Gains and losses on the Company’s interest rate swaps at settlement are recorded in interest expense in the consolidated statements of income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into commodity hedging contracts in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products. Gains and losses on the Company’s commodity hedging contracts at settlement are recorded in cost of sales in the consolidated statements of income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
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
New accounting pronouncements.
Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with ASC Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard is applicable to the Company for the 2024 annual period and quarterly periods thereafter. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.
Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income taxes disclosures, primarily through changes to disclosures around the effective tax rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are to be applied prospectively and early adoption is permitted. This standard is applicable to the Company beginning with the 2025 annual period. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	December 31, 2023	December 31, 2022
Inventories
Raw materials and purchased components	$779.3	$843.5
Service parts, garments and accessories	346.9	371.1
Finished goods	779.4	768.2
Less: reserves	(95.1)	(86.7)
Inventories, net	$1,810.5	$1,896.1
Property and equipment
Land, buildings and improvements	$653.4	$539.1
Equipment and tooling	1,731.8	1,645.0
	2,385.2	2,184.1
Less: accumulated depreciation	(1,183.7)	(1,165.7)
Property and equipment, net	$1,201.5	$1,018.4
Accrued expenses
Compensation	$212.7	$212.3
Warranties	181.1	172.9
Sales promotions and incentives	230.9	127.0
Dealer holdback	193.2	129.7
Other accrued expenses	305.7	254.9
Total accrued expenses	$1,123.6	$896.8
Other current liabilities
Current operating lease liabilities	$29.5	$24.1
Income taxes payable	13.6	6.5
Total other current liabilities	$43.1	$30.6
Other long-term liabilities
Long-term operating lease liabilities	$115.1	$87.0
Long-term income taxes payable	12.1	11.7
Deferred tax liabilities	2.7	4.6
Other long-term liabilities	167.1	167.7
Total other long-term liabilities	$297.0	$271.0

Note 3. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	For the Year Ended December 31, 2023
	Off Road	On Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$5,374.9	$981.8	$765.4	$—	$7,122.1
PG&A	1,609.5	202.8	—	—	1,812.3
Total revenue	$6,984.4	$1,184.6	$765.4	$—	$8,934.4

Revenue by geography
United States	$5,787.3	$591.4	$743.5	$—	$7,122.2
Canada	522.7	43.1	18.2	—	584.0
EMEA	405.3	480.2	0.7	—	886.2
APLA	269.1	69.9	3.0	—	342.0
Total revenue	$6,984.4	$1,184.6	$765.4	$—	$8,934.4

	For the Year Ended December 31, 2022
	Off Road	On Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$4,999.9	$956.5	$989.4	$—	$6,945.8
PG&A	1,436.3	206.9	—	—	1,643.2
Total revenue	$6,436.2	$1,163.4	$989.4	$—	$8,589.0

Revenue by geography
United States	$5,233.3	$614.2	$961.7	$—	$6,809.2
Canada	536.0	43.5	27.2	—	606.7
EMEA	421.4	423.2	0.1	—	844.7
APLA	245.5	82.5	0.4	—	328.4
Total revenue	$6,436.2	$1,163.4	$989.4	$—	$8,589.0

	For the Year Ended December 31, 2021
	Off Road	On Road	Marine	Corporate	Total
Revenue by product type
Wholegoods	$4,251.7	$847.6	$760.2	$59.8	$5,919.3
PG&A	1,322.9	184.2	—	12.8	1,519.9
Total revenue	$5,574.6	$1,031.8	$760.2	$72.6	$7,439.2

Revenue by geography
United States	$4,422.5	$514.3	$737.4	$68.1	$5,742.3
Canada	517.6	33.1	22.6	0.4	573.7
EMEA	402.3	400.2	0.2	0.5	803.2
APLA	232.2	84.2	—	3.6	320.0
Total revenue	$5,574.6	$1,031.8	$760.2	$72.6	$7,439.2
Contract Liabilities. Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the Company's performance under the respective contract and generally relate to the sale of separately priced ESCs. The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$111.1	$108.3	$89.1
New contracts sold	49.1	49.1	55.0
Revenue recognized on existing contracts	(49.9)	(46.3)	(35.8)
Balance at end of year	$110.3	$111.1	$108.3
The Company expects to recognize approximately $35.3 million of the unearned amount over the 12 months following December 31, 2023, compared to $35.5 million as of December 31, 2022. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $75.0 million and $75.6 million as of December 31, 2023 and 2022, respectively.

Note 4. Divestitures and Discontinued Operations
2021 Divestitures. In an effort to more strategically allocate the Company’s resources, the Company sold its Global Electric Motorcar (“GEM”) and Taylor-Dunn businesses on December 31, 2021. The sale resulted in a loss of $36.8 million. As a result of this divestiture, the Company eliminated its Global Adjacent Markets segment on January 1, 2022. All segment results were reclassified for comparability. The 2021 financial results of these businesses are reflected in Corporate.
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
Results of discontinued operations were as follows (in millions):

	2022	2021
Sales	$349.3	$759.0
Cost of sales	262.9	567.3
Other costs and expenses	100.9	194.7
Loss from discontinued operations before income taxes	(14.5)	(3.0)
Income tax benefit	(1.3)	(0.7)
Loss from discontinued operations, net of tax	(13.2)	(2.3)

Loss from sale of discontinued operations	187.6	—
Provision for income taxes	(45.0)	—
Loss from sale of discontinued operations, net of tax	142.6	—

Net loss from discontinued operations	$(155.8)	$(2.3)
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
 Stock option awards granted to date under the Omnibus Plan generally vest one to three years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 258,000 deferred stock units to its non-employee directors under the Omnibus Plan (with grants of 16,000, 17,000 and 10,000 units in 2023, 2022 and 2021, respectively), which will be converted into common stock when the directors’ board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively, “restricted stock”) awarded under the Omnibus Plan generally vest one to three years from the award date. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. Shares authorized under the Director Plan were exhausted in 2017, and of the 500,000 shares of common stock authorized, 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2023. Since 2017, the Company has granted a total of 79,000 common stock equivalents to its non-employee directors under the Omnibus Plan (with grants of 12,000, 11,000 and 8,000 units in 2023, 2022 and 2021, respectively). As of December 31, 2023 and 2022, the Company’s liability under the plans for the common stock equivalents totaled $9.6 million and $9.2 million, respectively.
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
Total share-based compensation expenses were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Option awards	$11.5	$11.4	$9.8
Other share-based awards	30.7	39.2	40.9
Total share-based compensation before tax	42.2	50.6	50.7
Tax benefit	10.3	12.0	12.1
Total share-based compensation expense included in net income	$31.9	$38.6	$38.6
These share-based compensation expenses are reflected in cost of sales and operating expenses in the consolidated statements of income. As of December 31, 2023, there was $51.5 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.3 years. Included in unrecognized share-based compensation expense is approximately $5.4 million related to stock options and $46.1 million for restricted stock.
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient. See Note 6 for additional information.

General stock option and restricted stock information. The following summarizes stock option activity and the weighted-average exercise price for the Omnibus Plan for the year ended December 31, 2023:

	Omnibus Plan (Active)
	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	3,123,743	$106.16
Granted	294,359	117.36
Exercised	(483,066)	98.21
Forfeited/Expired	(109,051)	130.67
Balance as of December 31, 2023	2,825,985	$107.75

Options exercisable as of December 31, 2023	2,238,191	$105.57
 The weighted-average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2023 was 4.9 years and 3.9 years, respectively. Substantially all unvested outstanding options are expected to vest.
The following assumptions were used to estimate the weighted-average fair value of options granted of $43.39, $37.41 and $36.77 during the years ended December 31, 2023, 2022 and 2021, respectively:

	For the Years Ended December 31,
	2023	2022	2021
Weighted-average volatility	45%	43%	43%
Expected dividend yield	2.2%	2.2%	2.1%
Expected term (in years)	5.4	4.9	4.7
Weighted-average risk-free interest rate	3.5%	1.7%	0.5%
The total intrinsic value of options exercised during the year ended December 31, 2023 was $13.5 million. The total intrinsic value of options outstanding and of options outstanding and exercisable as of December 31, 2023 was $28.5 million and $28.3 million, respectively. Intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2023	2022	2021
Weighted-average volatility	50%	48%	49%
Expected dividend yield	2.2%	2.2%	2.1%
Expected term (in years)	3.0	3.0	3.0
Weighted-average risk-free interest rate	3.9%	1.5%	0.2%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during 2023, 2022 and 2021 was $138.98, $146.08 and $165.54 per award, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2023:

	Shares Outstanding	Weighted-Average Grant Price
Balance as of December 31, 2022	866,018	$113.40
Granted	382,508	110.39
Vested	(375,098)	98.54
Forfeited/Cancelled	(68,239)	117.73
Balance as of December 31, 2023	805,189	$118.42
Expected to vest as of December 31, 2023	796,880	$118.52
The shares granted above include 66,551 performance restricted stock unit awards. These performance grants are the number of shares that would be earned at the target level of performance. The number of shares of Polaris common stock that could actually be delivered at the end of the three-year performance period for performance restricted stock units may be anywhere from 0% to 200% of target for each performance share, depending on the performance of the Company during such performance period.
The total intrinsic value of restricted stock expected to vest as of December 31, 2023 was $75.5 million. Intrinsic values are based on the Company’s closing stock price on the last trading day of the year. The weighted-average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2023, 2022 and 2021 were $110.39, $119.42 and $122.08, respectively.

Note 6. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). The Company sponsors a qualified non-leveraged ESOP under which a maximum of 7,700,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct the Company to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Participants that meet certain age and service requirements are allowed to transfer balances, subject to limitation, to the Polaris 401(k) Retirement Savings Plan and thus diversify their investments. Total expense related to the ESOP was $17.3 million, $14.6 million and $13.9 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, there were 2,914,000 shares held in the plan.
Defined contribution plan. The Company sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $31.9 million, $26.4 million and $24.9 million in 2023, 2022 and 2021, respectively.
Supplemental Executive Retirement Plan (SERP). The Company sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Company matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets are recorded as trading assets. The assets of the rabbi trust are included in other long-term assets in the consolidated balance sheets and the SERP liability is included in other long-term liabilities in the consolidated balance sheets. The asset and liability balances were $46.7 million and $39.8 million as of December 31, 2023 and 2022, respectively.
Executive officers and directors of the Company have the opportunity to defer certain restricted stock units. These restricted stock units are redeemable in Polaris common stock or in cash. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. If the award is diversified, it must be redeemed in cash. Awards probable of vesting, for which the executive has not yet made an election to defer, and awards that have been deferred but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the consolidated balance sheets, as these awards have redemption features that are not yet solely within the control of the Company. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. As of December 31, 2023, 108,219 shares were recorded at a fair value of $10.3 million in temporary equity, which includes $10.9 million of compensation cost and a $0.6 million cumulative fair value adjustment recorded through retained earnings.

Note 7. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of December 31, 2023	Maturity	December 31, 2023	December 31, 2022
Incremental term loan	—	December 2023	$—	$500.0
Revolving loan facility	4.72%	June 2026	228.2	312.9
Term loan facility	6.58%	June 2026	780.0	828.0
Private senior notes	4.23%	July 2028	350.0	350.0
Public senior notes	6.95%	March 2029	500.0	—
Finance lease obligations	5.22%	Various through 2029	10.3	11.4
Notes payable and other	4.26%	Various through 2030	54.2	61.4
Unamortized debt issuance costs and discounts			(14.3)	(5.9)
Total financing obligations			$1,908.4	$2,057.8
Less: Current financing obligations			54.0	553.6
Total long-term financing obligations			$1,854.4	$1,504.2
The following summarizes activity under the Company’s credit arrangements (in millions):

	2023	2022	2021
Total borrowings as of December 31	$1,858.2	$1,990.9	$1,726.0
Average outstanding borrowings during year	$2,159.3	$2,074.9	$1,500.4
Maximum outstanding borrowings during year	$2,386.6	$2,300.0	$1,903.0
Weighted-average interest rate as of December 31	5.67%	5.33%	1.77%
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As of December 31, 2023, the Company had open letters of credit totaling $42.6 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes that remain outstanding as of December 31, 2023 and are due in full in July 2028.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended its unsecured credit facility to increase its Term Loan Facility to $1,180 million, of which $780.0 million was outstanding as of December 31, 2023. The Company is required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. In June 2021, the Company further amended its unsecured credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $228.2 million was outstanding as of December 31, 2023, and extend the maturity date to June 2026. Interest is charged at rates based on adjusted Term SOFR.
In December 2021, the Company amended the credit facility to provide an unsecured incremental 364-day term loan (the “Incremental Term Loan”) in the amount of $500 million, which was fully drawn on closing. In December 2022, the Company further amended its unsecured credit facility to extend the maturity date of the Incremental Term Loan to December 2023. The Incremental Term Loan was fully repaid in December 2023 using net proceeds from the Company’s sale of senior notes in a public offering completed in November 2023.

In November 2023, the Company amended the credit facility to terminate all guarantees provided by subsidiaries of the Company under the credit facility, remove the requirement for subsidiaries of the Company to provide guarantees of the obligations under the credit facility, and remove certain subsidiaries of the Company as co-borrowers.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of December 31, 2023.
Public senior notes. In November 2023, the Company issued $500 million aggregate principal amount of 6.95% Senior Notes pursuant to a public offering. The Company received approximately $492 million pursuant to the notes after deducting the underwriting discount and other fees and expenses. Net proceeds from the notes, along with cash on hand, were used to repay borrowings due in December 2023 under the Incremental Term Loan. The notes bear interest at a rate of 6.95% per year, with interest payable semi-annually in arrears in March and September of each year. The notes mature in March of 2029. The indenture governing the senior notes is subject to customary covenants and make-whole provisions upon early redemption.
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of December 31, 2023. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 8. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Goodwill	$394.4	$386.2
Other intangible assets, net	512.0	524.4
Total goodwill and other intangible assets, net	$906.4	$910.6
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2021	$111.7	$52.5	$227.1	$391.3
Currency translation effect on foreign goodwill balances	(1.0)	(4.1)	—	(5.1)
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Goodwill acquired	5.8	—	—	5.8
Currency translation effect on foreign goodwill balances	0.1	2.3	—	2.4
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4

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
The changes in the net carrying amount of other intangible assets for the years ended December 31, 2023 and 2022 were as follows (in millions):

	2023		2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$604.4	$(80.0)	$618.7	$(74.8)
Other intangible assets acquired	4.9	—	—	—
Other intangible assets disposed of	(0.5)	0.5	(13.4)	13.4
Amortization expense	—	(17.7)	—	(18.8)
Currency translation effect on foreign balances	0.4	—	(0.9)	0.2
Other intangible assets, ending	$609.2	$(97.2)	$604.4	$(80.0)
The components of other intangible assets were as follows (in millions):

December 31, 2023	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable - dealer/customer related	19	341.2	(97.2)	244.0
Non-amortizable - brand/trade names		268.0	—	268.0
Total other intangible assets, net		$609.2	$(97.2)	$512.0

December 31, 2022	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable - dealer/customer related	19	341.7	(80.0)	261.7
Non-amortizable - brand/trade names		262.7	—	262.7
Total other intangible assets, net		$604.4	$(80.0)	$524.4
Amortization expense for other intangible assets for the years ended December 31, 2023, 2022 and 2021 was $17.7 million, $18.8 million, and $22.9 million, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	2024	2025	2026	2027	2028
Estimated amortization expense	$17.7	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 9. Income Taxes
The Company’s income from continuing operations before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2023	2022	2021
United States	$480.7	$608.4	$495.4
Foreign	139.7	153.0	133.3
Income from continuing operations before income taxes	$620.4	$761.4	$628.7

The provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$139.8	$145.4	$74.1
State	21.7	25.9	17.0
Foreign	44.7	41.5	29.0
Deferred	(88.5)	(54.8)	12.0
Total provision for income taxes	$117.7	$158.0	$132.1
Reconciliations of the federal statutory income tax rate to the Company’s effective tax rate were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	1.7	2.0
Research and development tax credit	(4.0)	(1.8)	(3.4)
Stock based compensation	(0.1)	(0.3)	(0.5)
Foreign tax rate differential	1.2	0.9	0.9
Foreign-derived intangible income	(0.5)	(1.3)	—
Other permanent differences	(0.3)	0.5	1.0
Effective income tax rate for continuing operations	19.0%	20.7%	21.0%
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $560.0 million and $453.4 million as of December 31, 2023 and 2022, respectively, are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
The Company utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consisted of the following (in millions):

	As of December 31,
	2023	2022
Deferred income taxes:
Inventories	$98.0	$87.2
Accrued expenses and other	163.2	125.5
Intangible assets	(56.8)	(44.1)
Capitalized research expenditures	129.6	83.3
Property and equipment	(89.0)	(93.4)
Operating lease assets	(39.3)	(29.2)
Operating lease liabilities	39.3	29.2
Employee compensation and benefits	42.7	42.1
Net operating loss and other loss carryforwards	22.4	21.9
Valuation allowance	(16.9)	(16.6)
Total net deferred income tax asset	$293.2	$205.9
As of December 31, 2023, the Company had available unused international and acquired federal net operating loss carryforwards of $64.5 million. The net operating loss carryforwards will expire at various dates from 2024 to 2030, with certain jurisdictions having indefinite carryforward terms.

The Company classifies liabilities related to unrecognized tax benefits as long-term income taxes payable within other long-term liabilities in the consolidated balance sheets. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes in the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits as of December 31, 2023, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2017 through 2023 remain open to examination by certain tax jurisdictions to which the Company is subject.
Reconciliations of the beginning and ending unrecognized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2023	2022
Balance as of January 1,	$10.9	$12.4
Gross increases for tax positions of prior years	0.5	—
Gross increases for tax positions of current year	3.2	2.4
Decreases due to settlements and other prior year tax positions	(0.4)	(0.6)
Decreases for lapse of statute of limitations	(3.0)	(3.3)
Balance as of December 31,	11.2	10.9
Reserves related to potential interest and penalties as of December 31,	0.9	0.8
Unrecognized tax benefits as of December 31,	$12.1	$11.7

Note 10. Shareholders’ Equity
Share repurchase program. The Company has made the following share repurchases (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Total number of shares repurchased and retired	1.6	4.4	3.8
Total investment	$178.6	$505.0	$461.6
In October 2023, the Polaris Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. The authorization was effective immediately. As of December 31, 2023, the Company was authorized to repurchase up to an additional $1,185.1 million of the Company’s common stock. The repurchase of any shares will be dependent on management’s assessment of market conditions.
Stock purchase plan. The Company maintains an employee stock purchase plan (“Purchase Plan”). A total of 3.0 million shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2023, approximately 1.6 million shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared per common share for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Quarterly dividend declared and paid per common share	$0.65	$0.64	$0.63
Total dividends declared and paid per common share	$2.60	$2.56	$2.52
On February 1, 2024, the Polaris Board of Directors declared a regular cash dividend of $0.66 per share payable on March 15, 2024 to holders of record of such shares at the close of business on March 1, 2024.
Net income per share. Basic net income per share was computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the

2007 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan.
Reconciliations of these amounts are as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Weighted average number of common shares outstanding	56.7	58.9	61.0
Director Plan and deferred stock units	0.2	0.2	0.2
ESOP	0.2	0.2	0.1
Common shares outstanding—basic	57.1	59.3	61.3
Dilutive effect of restricted stock awards	0.3	0.4	0.7
Dilutive effect of stock option awards	0.3	0.4	0.7
Common and potential common shares outstanding—diluted	57.7	60.1	62.7
During 2023, 2022 and 2021, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 1.7 million, 1.6 million and 0.9 million, respectively.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(94.8)	$10.5	$(3.2)	$(87.5)
Reclassification to the statement of income	—	(32.3)	(0.7)	(33.0)
Change in fair value	32.2	23.5	7.3	63.0
Balance as of December 31, 2023	$(62.6)	$1.7	$3.4	$(57.5)
See Note 15 for information on gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges.

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
The Company’s total investment in Polaris Acceptance was $141.1 million as of December 31, 2023 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of December 31, 2023, the outstanding amount of net receivables financed for dealers under this arrangement was $1,927.5 million, all of which was included in the Polaris Acceptance portfolio.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2023, the potential 15 percent aggregate repurchase obligation was approximately $110.5 million.

Summarized financial information for Polaris Acceptance reflecting the effects of the Securitization Facility are as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Revenues	$94.3	$49.7	$21.9
Interest and operating expenses	11.4	19.5	6.6
Net income	$82.9	$30.2	$15.3

	As of December 31,
	2023	2022
Finance receivables, net	$1,927.5	$1,314.2
Other assets	8.4	20.9
Total assets	$1,935.9	$1,335.1
Notes payable	$1,607.6	$1,076.0
Other liabilities	46.1	73.0
Partners’ capital	282.2	186.1
Total liabilities and partners’ capital	$1,935.9	$1,335.1
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of December 31, 2023, the potential aggregate repurchase obligation was approximately $361.4 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2023, the potential aggregate repurchase obligations were approximately $24.4 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
As of December 31, 2023, the outstanding amount financed worldwide by dealers under arrangements with finance companies was approximately $2,629.9 million. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are presented as a reduction of sales in the consolidated statements of income.
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

Note 12. Investment in Other Affiliates
The Company has certain strategic investments in nonmarketable securities of other companies. The Company had $71.9 million and $50.3 million of such investments as of December 31, 2023 and 2022, respectively. These investments are recorded as a component of other long-term assets in the consolidated balance sheets.
The Company impairs an investment and recognizes a loss if and when events or circumstances indicate there has been impairment in the investment that is other-than-temporary. The Company evaluates investments in nonmarketable securities for impairment utilizing level 3 fair value inputs. The Company recorded a $7.7 million impairment associated with a strategic investment during 2021. The impairment was recorded within other (income) expense, net in the consolidated statements of income.

Note 13. Leases
Information on the Company’s leases is summarized as follows (in millions):

		As of December 31,
	Classification	2023	2022
Assets
Operating lease assets	Operating lease assets	$143.9	$111.0
Finance lease assets	Property and equipment, net (1)	7.0	7.4
Total lease assets		$150.9	$118.4
Liabilities
Current
Operating lease liabilities	Other current liabilities	$29.5	$24.1
Finance lease liabilities	Current financing obligations	1.7	1.5
Long-term
Operating lease liabilities	Other long-term liabilities	115.1	87.0
Finance lease liabilities	Long-term financing obligations	8.6	9.9
Total lease liabilities		$154.9	$122.5
(1) Finance lease assets are recorded net of accumulated amortization of $12.9 million and $10.4 million as of December 31, 2023 and 2022, respectively.

		For the Years Ended December 31,
Lease Cost	Classification	2023	2022
Operating lease cost (1)	Operating expenses and cost of sales	$46.0	$40.0
Finance lease cost
Amortization of lease assets	Operating expenses and cost of sales	1.3	1.1
Interest on lease liabilities	Interest expense	0.6	0.7
Total lease cost		$47.9	$41.8
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases	Total
2024	$34.0	$2.1	$36.1
2025	28.7	2.1	30.8
2026	23.6	2.1	25.7
2027	18.8	2.1	20.9
2028	16.0	2.2	18.2
Thereafter	39.9	1.3	41.2
Total lease payments	$161.0	$11.9	$172.9
Less: interest	16.4	1.6
Present value of lease payments	$144.6	$10.3
(1) As of December 31, 2023, the Company did not have any legally binding minimum lease payments for leases signed but not yet commenced. There were no options to extend lease terms that were reasonably certain of being exercised as of December 31, 2023.

	As of December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6.28	6.26
Finance leases	5.56	6.54
Weighted-average discount rate
Operating leases	3.37%	2.45%
Finance leases	5.22%	5.21%

	For the Years Ended December 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45.6	$40.4
Operating cash flows from finance leases	0.6	0.6
Financing cash flows from finance leases	1.5	1.4
Leased assets obtained in exchange for new operating lease liabilities	57.4	52.8

Note 14. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2023 and 2022, the Company had an accrual of $136.7 million and $107.5 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets.
Litigation. The Company is subject to lawsuits and claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, warranty, product liability claims and putative class actions. Additional details about certain of the pending putative class actions are provided in Part I, Item 3 – Legal Proceedings.
In the opinion of management, it is presently unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety of potential outcomes of actual and potential claims, including legal proceedings seeking punitive damages for certain policy years for which we may not be insured, the uncertainty of future rulings, possible class certification, the behavior or incentives of adverse parties, and other factors outside the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to the Company’s consolidated financial position, results of operations, or cash flows in any particular reporting period.
Regulatory. In the normal course of business, the Company’s products are subject to extensive laws and regulations relating to safety, environmental, and other regulations promulgated by the United States federal government and individual states, as well as international regulatory authorities. Failure to comply with applicable regulations could result in fines, penalties, or other costs.

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
The Company conducts business in various locations throughout the world and is subject to market risk associated with certain product sourcing activities and intercompany cash flows due to changes in the value of foreign currencies in relation to its reporting currency, the U.S. dollar. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The Company utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Australian dollar, Canadian dollar, and Mexican peso. The Company’s foreign currency exchange contracts generally have maturities of less than one year and met the criteria to be accounted for as cash flow hedges.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these contracts, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on adjusted Term SOFR. These contracts, with maturities through February 2026, met the criteria to be accounted for as cash flow hedges.
Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products. The Company’s commodity contracts generally have maturities of less than one year and met the criteria to be accounted for as cash flow hedges.
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	December 31, 2023			December 31, 2022
	Notional Value (in U.S. Dollars)	Fair Value - Assets	Fair Value - Liabilities	Notional Value (in U.S. Dollars)	Fair Value - Assets	Fair Value - Liabilities
Foreign currency contracts	$250.3	$6.5	$(1.9)	$154.0	$8.4	$—
Interest rate contracts	400.0	0.9	—	550.0	5.9	—
Commodity contracts	84.6	2.1	(3.4)	—	—	—
Total	$734.9	$9.5	$(5.3)	$704.0	$14.3	$—
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		For the Year Ended December 31, 2023
Derivatives Designated as Cash Flow Hedges	Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from AOCI into Income	Loss Recognized in OCI
Foreign exchange contracts	Other (income) expense, net	$22.7	$(4.0)
Interest rate contracts	Interest expense	8.8	(3.8)
Commodity contracts	Cost of sales	0.8	(1.0)
Total		$32.3	$(8.8)

		For the Year Ended December 31, 2022
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign exchange contracts	Other (income) expense, net	$14.3	$4.9
Interest rate contracts	Interest expense	1.0	10.5
Commodity contracts	Cost of sales	(0.3)	(0.5)
Total		$15.0	$14.9
The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in the consolidated statements of income and were not material for the periods presented.
The net amount of the existing gains or losses as of December 31, 2023 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

Note 16. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s Chief Executive Officer. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine, which are all reportable segments. The Corporate amounts include revenues and costs of businesses that were divested in 2021, as well as costs that are not allocated to segments, including certain unallocated manufacturing costs and the impacts of certain foreign currency transactions. Businesses that are presented as discontinued operations are excluded from the table below.
Segment sales and gross profit data is summarized as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Sales
Off Road	$6,984.4	$6,436.2	$5,574.6
On Road	1,184.6	1,163.4	1,031.8
Marine	765.4	989.4	760.2
Corporate	—	—	72.6
Total sales	$8,934.4	$8,589.0	$7,439.2
Gross profit
Off Road	$1,531.6	$1,523.4	$1,329.8
On Road	240.4	206.3	160.7
Marine	169.0	222.5	170.6
Corporate	18.9	7.3	89.8
Total gross profit	$1,959.9	$1,959.5	$1,750.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. No changes have occurred during the quarter ended December 31, 2023 or since the evaluation date that would have a material effect on the Company’s internal control over financial reporting.
The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Item 9B. Other Information
Trading Arrangements
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board” and “Corporate Governance—Code of Business Conduct and Ethics” in the Polaris definitive Proxy Statement to be filed on or about March 13, 2024 for its 2024 annual meeting of stockholders (the “2024 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in the Company’s 2024 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2024 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2024 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement is incorporated herein by reference.

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
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 75 to 80.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 16, 2024, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Reductions from Divestiture	Other Changes(1)	Balance at End of Period
(In millions)
2021: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4.4	$1.3	$(0.2)	$(0.8)	$4.7
2022: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4.7	$4.2	$—	$(0.2)	$8.7
2023: Deducted from asset accounts—Allowance for doubtful accounts receivable	$8.7	$1.7	$—	$(1.4)	$9.0
(1)    Uncollectible accounts receivable written off, net of recoveries

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Reductions from Divestiture	Other Changes(2)	Balance at End of Period
(In millions)
2021: Deducted from asset accounts—Allowance for obsolete inventory	$61.6	$29.5	$(2.4)	$(14.6)	$74.1
2022: Deducted from asset accounts—Allowance for obsolete inventory	$74.1	$32.0	$—	$(19.4)	$86.7
2023: Deducted from asset accounts—Allowance for obsolete inventory	$86.7	$34.6	$—	$(26.2)	$95.1
(2)    Inventory disposals, net of recoveries

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Additions Charged to Costs and Expenses (3)	Other Changes(4)	Balance at End of Period
(In millions)
2021: Deducted from asset accounts—Allowance for deferred tax assets	$16.1	$2.1	$(1.2)	$17.0
2022: Deducted from asset accounts—Allowance for deferred tax assets	$17.0	$0.7	$(1.1)	$16.6
2023: Deducted from asset accounts—Allowance for deferred tax assets	$16.6	$1.5	$(1.2)	$16.9
(3)    Increases related to losses, credits, impairments and capital losses without tax benefits
(4)    Decreases related to utilization of loss carryforwards and certain deferred tax assets

POLARIS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2023

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

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

4.a	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4/A, filed November 18, 1994 (No. 033-55769).

.b	Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated December 13, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 15, 2010.

.c	First Amendment to Master Note Purchase Agreement effective as of August 18, 2011, incorporated by reference to Exhibit 4.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

.d	First Supplement to Master Note Purchase Agreement effective as of December 19, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 20, 2013.

.e	Second Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment effective as of December 28, 2016, incorporated by reference to Exhibit 4.f to the Company’ Annual Report on Form 10-K for the year ended December 31, 2016.

.f	Third Amendment to Master Note Purchase Agreement, as Supplemented by the First Supplement to the Master Note Amendment, effective as of July 31, 2018, incorporated by reference to Exhibit 4.f to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

.g	Fourth Amendment to Master Note Purchase Agreement, effective as of May 26, 2020, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.h	Fifth Amendment to Master Note Purchase Agreement, effective January 15, 2021, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.i
Master Note Purchase Agreement by and among Polaris Industries Inc. and the purchasers party thereto, dated July 2, 2018, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.j	First Amendment to Master Note Purchase Agreement effective May 26, 2020, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.k	Second Amendment to Master Note Purchase Agreement, effective January 15, 2021, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.l	Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.h to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

.m	Base indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2023.

.n	First Supplemental Indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 16, 2023.

10.a	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

.b	Amendment to the Polaris Industries Inc. Supplemental Retirement/Savings Plan effective January 1, 2018 incorporated by reference to Exhibit 10.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

.c	Polaris Inc. Deferred Compensation Plan for Directors, as amended and restated, effective October 24, 2019, incorporated by reference to Exhibit 10.c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.d	Polaris Industries Inc. Senior Executive Annual Incentive Plan, as amended and restated effective February 27, 2018 incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

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

.aa	Form of Nonqualified Stock Option Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.bb	Form of Nonqualified Stock Option Award Agreement (2023) entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.cc	Form of Restricted Stock Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.dd	Form of Restricted Stock Award Agreement (2023) entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.ee	Form of Performance Restricted Stock Unit Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.e to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.ff	Form of Performance Restricted Stock Unit Award Agreement (2023) entered into with Kenneth J. Pucel, made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.f to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.gg
Form of Restricted Stock Unit Award Agreement (Retention Grant) made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.hh	Employment Offer Letter dated September 15, 2014 by and between the Company and Kenneth J. Pucel, incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

.ii	Employment Offer Letter dated July 10, 2015 by and between the Company and Michael T. Speetzen, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

.jj	Employment Offer Letter dated December 21, 2020 by and between the Company and Michael T. Speetzen, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.kk	Employment Offer Letter dated December 21, 2020 by and between the Company and Robert P. Mack, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.ll	Employment Offer letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.mm
Severance Agreement entered into with Kenneth J. Pucel dated December 1, 2014, incorporated by reference to Exhibit 10.gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.*

.nn
Severance Agreement dated July 31, 2015 entered into with Michael T. Speetzen, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.oo
Severance Agreement dated April 4, 2011 entered into with James P. Williams, incorporated by reference to Exhibit 10.ff to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.pp	Employment Offer Letter dated December 27, 2017 by and between the Company and Lucy Clark Dougherty, incorporated by reference to Exhibit 10.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

.qq	Severance Agreement dated January 29, 2018 entered into with Lucy Clark Dougherty, incorporated by reference to Exhibit 10.z to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

.rr
Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.ss	Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.tt	First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.uu	Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014, incorporated by reference to Exhibit 10.oo to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.vv	Third Amended and Restated Credit Agreement dated November 9, 2016 by and among Polaris Industries Inc., Polaris Sales Inc., any other Domestic Borrower (as defined therein) that thereafter becomes a party thereto, Polaris Sales Europe Sárl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank, N.A., PNC Bank, National Association and BMO Harris Bank N.A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

.ww	Fourth Amended and Restated Credit Agreement, dated July 2, 2018 by and among Polaris Industries Inc., Polaris Sales Europe Sàrl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and MUFG Bank, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.xx
Incremental Amendment to Fourth Amended and Restated Credit Agreement dated as of April 9, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2020.

.yy	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of May 26, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.zz
Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of January 15, 2021, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.aaa
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

.bbb
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

.ccc	Amendment No. 5 dated as of December 16, 2022 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 20, 2022.

.ddd	Amendment No. 6 dated as of November 7, 2023 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2023.

.eee
Severance Agreement dated August 18, 2011 entered into with Steven Menneto, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.*

.fff
Employment Offer Letter dated April 27, 2016 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

.ggg
Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman, incorporated by reference to Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.hhh	Severance Agreement entered into with Robert Mack, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

.iii	Offer Letter Agreement dated April 29, 2021 between Michael T. Speetzen and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.jjj	Offer Letter Agreement dated April 29, 2021 between Robert P. Mack and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Polaris Inc. Compensation Clawback Policy, effective October 2, 2023.

101	The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K of the Company for the year ended December 31, 2023 formatted in iXBRL.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 16, 2024.

POLARIS INC.
By:	/S/ MICHAEL T. SPEETZEN
Michael T. Speetzen
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ MICHAEL T. SPEETZEN	Chief Executive Officer (Principal Executive Officer)	February 16, 2024
Michael T. Speetzen

	/S/ ROBERT P. MACK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2024
Robert P. Mack

	*	Director	February 16, 2024
George W. Bilicic

	*	Director	February 16, 2024
Kevin M. Farr

	*	Director	February 16, 2024
Gary E. Hendrickson

	*	Director	February 16, 2024
Gwenne A. Henricks

	*	Director	February 16, 2024
Darryl R. Jackson

	*	Director	February 16, 2024
Bernd F. Kessler

	*	Director	February 16, 2024
Lawrence D. Kingsley

	*	Director	February 16, 2024
Gwynne E. Shotwell

	*	Chair of the Board	February 16, 2024
John P. Wiehoff

*By:	/S/ MICHAEL T. SPEETZEN		February 16, 2024
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