Form 10-Q
period 2024-03-31
Polaris Inc.
filed 2024-04-23
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 16, 2024, 56,513,522 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2024

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$318.8	$367.8
Trade receivables, net	254.1	306.4
Inventories, net	1,952.8	1,810.5
Prepaid expenses and other	195.8	198.0
Income taxes receivable	11.1	9.0
Total current assets	2,732.6	2,691.7
Property and equipment, net	1,214.9	1,201.5
Investment in finance affiliate	139.6	141.1
Deferred tax assets	300.0	295.9
Goodwill and other intangible assets, net	899.7	906.4
Operating lease assets	143.8	143.9
Other long-term assets	136.8	135.8
Total assets	$5,567.4	$5,516.3
Liabilities and Equity
Current liabilities:
Current financing obligations	$54.0	$54.0
Accounts payable	779.0	713.1
Accrued expenses	988.1	1,123.6
Other current liabilities	39.5	43.1
Total current liabilities	1,860.6	1,933.8
Long-term financing obligations	2,014.2	1,854.4
Other long-term liabilities	300.8	297.0
Total liabilities	$4,175.6	$4,085.2
Deferred compensation	$11.2	$10.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.5 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$0.6	$0.6
Additional paid-in capital	1,243.8	1,231.8
Retained earnings	197.3	243.5
Accumulated other comprehensive loss, net	(63.6)	(57.5)
Total shareholders’ equity	1,378.1	1,418.4
Noncontrolling interest	2.5	2.4
Total equity	1,380.6	1,420.8
Total liabilities and equity	$5,567.4	$5,516.3
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
Sales	$1,736.4	$2,179.7
Cost of sales	1,406.1	1,710.5
Gross profit	330.3	469.2
Operating expenses:
Selling and marketing	126.4	137.6
Research and development	87.8	96.5
General and administrative	99.0	90.8
Total operating expenses	313.2	324.9
Income from financial services	21.9	16.8
Operating income	39.0	161.1
Non-operating expense:
Interest expense	31.9	28.3
Other income, net	(0.6)	(12.4)
Income before income taxes	7.7	145.2
Provision for income taxes	3.8	31.6
Net income	3.9	113.6
Net income attributable to noncontrolling interest	(0.1)	(0.2)
Net income attributable to Polaris Inc.	$3.8	$113.4
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$0.07	$1.98
Diluted	$0.07	$1.95
Weighted average shares outstanding:
Basic	56.9	57.4
Diluted	57.2	58.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$3.9	$113.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(11.0)	14.1
Unrealized gain (loss) on derivative instruments	5.0	(1.4)
Retirement plan and other activity	(0.1)	0.1
Comprehensive income (loss)	(2.2)	126.4
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.2)
Comprehensive income (loss) attributable to Polaris Inc.	$(2.3)	$126.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.2	—	12.5	—	—	—	12.5
Deferred compensation	—	—	(0.4)	(0.5)	—	—	(0.9)
Proceeds from stock issuances under employee plans	—	—	3.7	—	—	—	3.7
Cash dividends paid (1)	—	—	—	(37.3)	—	—	(37.3)
Repurchase and retirement of common shares	(0.2)	—	(3.8)	(12.2)	—	—	(16.0)
Net income	—	—	—	3.8	—	0.1	3.9
Other comprehensive loss	—	—	—	—	(6.1)	—	(6.1)
Balance, March 31, 2024	56.5	$0.6	$1,243.8	$197.3	$(63.6)	$2.5	$1,380.6

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.3	—	14.7	—	—	—	14.7
Deferred compensation	—	—	(0.1)	(1.1)	—	—	(1.2)
Proceeds from stock issuances under employee plans	0.1	—	13.2	—	—	—	13.2
Cash dividends paid (1)	—	—	—	(37.0)	—	—	(37.0)
Repurchase and retirement of common shares	(0.5)	—	(11.0)	(51.8)	—	—	(62.8)
Net income	—	—	—	113.4	—	0.2	113.6
Other comprehensive income	—	—	—	—	12.8	—	12.8
Balance, March 31, 2023	56.9	$0.6	$1,168.9	$57.3	$(74.7)	$2.7	$1,154.8
(1) Polaris Inc. declared and paid a dividend of $0.66 per share for the three month period ended March 31, 2024 and a dividend of $0.65 per share for the three month period ended March 31, 2023.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Operating Activities:
Net income	$3.9	$113.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	62.9	61.8
Noncash compensation	12.5	14.7
Noncash income from financial services	(13.8)	(8.7)
Deferred income taxes	(4.3)	(10.5)
Other, net	(0.6)	(0.7)
Changes in operating assets and liabilities:
Trade receivables	46.4	19.1
Inventories	(161.0)	(47.6)
Accounts payable	68.6	20.3
Accrued expenses	(128.0)	(65.2)
Income taxes payable/receivable	(5.9)	29.5
Prepaid expenses and other, net	13.9	(2.1)
Net cash provided by (used for) operating activities	(105.4)	124.2
Investing Activities:
Purchase of property and equipment	(72.1)	(94.4)
Distributions from (investment in) finance affiliate, net	15.4	5.3
Net cash used for investing activities	(56.7)	(89.1)
Financing Activities:
Borrowings under financing obligations	842.0	573.4
Repayments under financing obligations	(676.7)	(528.4)
Repurchase and retirement of common shares	(16.0)	(62.8)
Cash dividends to shareholders	(37.3)	(37.0)
Proceeds from stock issuances under employee plans	3.7	13.2
Net cash provided by (used for) financing activities	115.7	(41.6)
Impact of currency exchange rates on cash balances	(2.8)	4.9
Net decrease in cash, cash equivalents and restricted cash	(49.2)	(1.6)
Cash, cash equivalents and restricted cash at beginning of period	382.9	339.7
Cash, cash equivalents and restricted cash at end of period	$333.7	$338.1
Supplemental Cash Flow Information:
Interest paid on financing obligations	$37.6	$31.8
Income taxes paid	$15.8	$12.2
Leased assets obtained for operating lease liabilities	$7.6	$5.1
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$318.8	$322.9
Other long-term assets	14.9	15.2
Total	$333.7	$338.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	March 31, 2024	December 31, 2023
Assets
Non-qualified deferred compensation assets	Level 1	$48.1	$46.7
Foreign exchange contracts, net	Level 2	$6.3	$4.6
Interest rate contracts, net	Level 2	$4.7	$0.9
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(48.1)	$(46.7)
Commodity contracts, net	Level 2	$(1.7)	$(1.3)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s long-term financing obligations was approximately $2,099.2 million and $1,954.3 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of long-term financing obligations was $2,068.2 million and $1,908.4 million as of March 31, 2024 and December 31, 2023, respectively.

Property and equipment. The Company recorded $58.4 million and $57.4 million of depreciation expense for the three months ended March 31, 2024 and 2023, respectively. A majority of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$181.1	$172.9
Additions charged to expense	40.8	44.5
Warranty claims paid, net	(53.5)	(63.4)
Balance at end of period	$168.4	$154.0
New accounting pronouncements.
Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2024 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard for its Annual Report on Form 10-K for the year ended December 31, 2024 and filings thereafter.
SEC Climate Disclosure Rules. In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For large accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.
Apart from the items discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2023, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	March 31, 2024	December 31, 2023
Inventories
Raw materials and purchased components	$795.2	$779.3
Service parts, garments and accessories	345.8	346.9
Finished goods	912.8	779.4
Less: reserves	(101.0)	(95.1)
Inventories, net	$1,952.8	$1,810.5
Property and equipment
Land, buildings and improvements	$661.0	$653.4
Equipment and tooling	1,779.9	1,731.8
	2,440.9	2,385.2
Less: accumulated depreciation	(1,226.0)	(1,183.7)
Property and equipment, net	$1,214.9	$1,201.5
Accrued expenses
Compensation	$114.7	$212.7
Warranties	168.4	181.1
Sales promotions and incentives	241.1	230.9
Dealer holdback	165.2	193.2
Other accrued expenses	298.7	305.7
Total accrued expenses	$988.1	$1,123.6
Other current liabilities
Current operating lease liabilities	$30.0	$29.5
Income taxes payable	9.5	13.6
Total other current liabilities	$39.5	$43.1
Other long-term liabilities
Long-term operating lease liabilities	$114.6	$115.1
Long-term income taxes payable	12.4	12.1
Deferred tax liabilities	2.7	2.7
Other long-term liabilities	171.1	167.1
Total other long-term liabilities	$300.8	$297.0

Note 3. Revenue Recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the amount of consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue. Revenue from goods and services transferred to customers at a point-in-time accounts for the majority of the Company’s revenue. Revenue from products or services transferred over time is discussed in the contract liabilities section below.

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended March 31, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$976.3	$225.5	$123.5	$1,325.3
PG&A	359.4	51.7	—	411.1
Total revenue	$1,335.7	$277.2	$123.5	$1,736.4

Revenue by geography
United States	$1,091.3	$131.8	$119.7	$1,342.8
Canada	86.0	12.8	2.6	101.4
EMEA	94.4	122.6	0.2	217.2
APLA	64.0	10.0	1.0	75.0
Total revenue	$1,335.7	$277.2	$123.5	$1,736.4

	Three months ended March 31, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,250.4	$267.2	$264.4	$1,782.0
PG&A	341.4	56.3	—	397.7
Total revenue	$1,591.8	$323.5	$264.4	$2,179.7

Revenue by geography
United States	$1,279.8	$157.6	$257.2	$1,694.6
Canada	128.4	12.4	6.8	147.6
EMEA	117.7	134.9	—	252.6
APLA	65.9	18.6	0.4	84.9
Total revenue	$1,591.8	$323.5	$264.4	$2,179.7

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
The Company sells separately-priced extended service contracts (“ESCs”) that extend mechanical coverages beyond the base limited warranty as well as prepaid maintenance agreements to vehicle owners. Each of these separately-priced service contracts range from 12 months to 84 months. The Company typically receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.

Contract Liabilities. Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the Company's performance under the respective contract and generally relate to the sale of separately-priced ESCs. The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. Warranty costs are recognized as incurred.
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$110.3	$111.1
New contracts sold	14.2	13.7
Revenue recognized on existing contracts	(12.2)	(13.3)
Balance at end of period	$112.3	$111.5
The Company expects to recognize approximately $35.9 million of the unearned amount over the 12 months following March 31, 2024, compared to $35.6 million as of March 31, 2023. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $76.4 million and $75.9 million as of March 31, 2024 and 2023, respectively.

Note 4. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended March 31,
	2024	2023
Option awards	$5.3	$5.8
Other share-based awards	5.0	6.2
Total share-based compensation before tax	10.3	12.0
Tax benefit	2.5	2.8
Total share-based compensation expense included in net income	$7.8	$9.2
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of March 31, 2024, there was $83.3 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. Included in unrecognized share-based compensation expense was approximately $11.9 million related to stock options and $71.4 million for restricted stock.

Note 5. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of March 31, 2024	Maturity	March 31, 2024	December 31, 2023
Revolving loan facility	5.71%	June 2026	$401.0	$228.2
Term loan facility	6.56%	June 2026	768.0	780.0
Private senior notes	4.23%	July 2028	350.0	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.23%	Various through 2029	9.6	10.3
Notes payable and other	4.27%	Various through 2030	53.0	54.2
Unamortized debt issuance costs and discounts			(13.4)	(14.3)
Total financing obligations			$2,068.2	$1,908.4
Less: Current financing obligations			54.0	54.0
Total long-term financing obligations			$2,014.2	$1,854.4
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As of March 31, 2024, the Company had open letters of credit totaling $38.3 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes that remain outstanding as of March 31, 2024 and are due in full in July 2028.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million, of which $768.0 million was outstanding as of March 31, 2024. The Company is required to make principal payments under the Term Loan Facility totaling $45.0 million over the next 12 months. In June 2021, the Company further amended the credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $401.0 million was outstanding as of March 31, 2024, and extend the maturity date to June 2026. Interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage as defined.
In November 2023, the Company amended the credit facility to terminate all guarantees provided by subsidiaries of the Company under the credit facility, remove the requirement for subsidiaries of the Company to provide guarantees of the obligations under the credit facility, and remove certain subsidiaries of the Company as co-borrowers.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of March 31, 2024.
Public senior notes. In November 2023, the Company issued $500 million aggregate principal amount of 6.95% Senior Notes pursuant to a public offering. The Company received approximately $492 million in net proceeds from the notes offering after deducting the underwriting discount and other fees and expenses. The notes bear interest at a rate of 6.95% per year, with interest payable semi-annually in arrears in March and September of each year. The notes mature in March of 2029. The indenture governing the notes is subject to customary covenants and make-whole provisions upon early redemption.
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of March 31, 2024. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Goodwill	$392.4	$394.4
Other intangible assets, net	507.3	512.0
Total goodwill and other intangible assets, net	$899.7	$906.4
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Currency translation effect on foreign goodwill balances	(0.4)	(1.6)	—	(2.0)
Balance as of March 31, 2024	$116.2	$49.1	$227.1	$392.4

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Currency translation effect on foreign goodwill balances	0.1	1.2	—	1.3
Balance as of March 31, 2023	$110.8	$49.6	$227.1	$387.5
The components of other intangible assets were as follows ($ in millions):

		March 31, 2024			December 31, 2023
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(101.6)	$239.6	$341.2	$(97.2)	$244.0
Non-amortizable - brand/trade names		267.7	—	267.7	268.0	—	268.0
Total other intangible assets, net		$608.9	$(101.6)	$507.3	$609.2	$(97.2)	$512.0
Amortization expense for other intangible assets was $4.5 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2024	2025	2026	2027	2028	2029
Estimated amortization expense	$13.2	$17.7	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 7. Shareholders’ Equity
Share repurchase program. During the three months ended March 31, 2024, the Company paid $16.0 million to repurchase approximately 0.2 million shares of its common stock. As of March 31, 2024, the Board of Directors has authorized the Company to repurchase up to an additional $1,175.1 million of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Cash dividends declared and paid per common share	$0.66	$0.65
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

	Three months ended March 31,
	2024	2023
Weighted average number of common shares outstanding	56.5	57.0
Director Plan and deferred stock units	0.2	0.2
ESOP	0.2	0.2
Common shares outstanding—basic	56.9	57.4
Dilutive effect of restricted stock units	0.2	0.4
Dilutive effect of stock option awards	0.1	0.3
Common and potential common shares outstanding—diluted	57.2	58.1
During the three months ended March 31, 2024, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.0 million compared to 1.7 million for the same period in 2023.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(62.6)	$1.7	$3.4	$(57.5)
Reclassification to the statement of income	—	(5.8)	(0.1)	(5.9)
Change in fair value	(11.0)	10.8	—	(0.2)
Balance as of March 31, 2024	$(73.6)	$6.7	$3.3	$(63.6)
See Note 10 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, motorcycles, and related PG&A, whereby the Company receives payment within a few days of shipment of the product.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $139.6 million as of March 31, 2024 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of March 31, 2024, the outstanding amount of net receivables financed for dealers under this arrangement was $1,880.4 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2024, the potential 15 percent aggregate repurchase obligation is approximately $219.1 million.

A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of March 31, 2024, the potential aggregate repurchase obligation was approximately $363.3 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2024, the potential aggregate repurchase obligations are approximately $43.1 million.
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

Note 9. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of March 31, 2024, the Company had an accrual of $135.2 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets.
Litigation. The Company is subject to lawsuits and claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, product liability claims and putative class actions. Additional details about certain of the pending putative class actions are provided in Part II, Item 1 – Legal Proceedings.
In the opinion of management, it is presently unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety of potential outcomes of actual and potential claims, including legal proceedings seeking punitive damages for certain policy years for which we may not be insured, the uncertainty of future rulings, possible class certification, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to the Company’s consolidated financial position, results of operations, or cash flows in any particular reporting period.
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

Note 10. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks from fluctuations in foreign currency exchange rates, interest rates, and commodity prices. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, may vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. The Company does not use any financial contracts for trading purposes. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality and spreading the risk among such financial institutions.

The Company conducts business in various locations throughout the world and is subject to market risk associated with certain product sourcing activities and intercompany cash flows due to changes in the value of foreign currencies in relation to its reporting currency, the U.S. dollar. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The Company utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Australian dollar, Canadian dollar, and Mexican peso. The Company's foreign currency exchange contracts, with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.
The Company mitigates its interest rate risk by managing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these contracts, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on adjusted Term SOFR plus the applicable add-on percentage as defined. These contracts, with maturities through February 2026, met the criteria to be accounted for as cash flow hedges during the periods presented.
Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products. The Company's commodity contracts, with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	March 31, 2024			December 31, 2023
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$190.0	$6.7	$(0.4)	$250.3	$6.5	$(1.9)
Interest rate contracts	400.0	4.7	—	400.0	0.9	—
Commodity contracts	58.7	0.1	(1.8)	84.6	2.1	(3.4)
Total	$648.7	$11.5	$(2.2)	$734.9	$9.5	$(5.3)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		Three Months Ended March 31, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain Recognized in OCI
Foreign currency contracts	Cost of sales	$5.0	$1.3
Interest rate contracts	Interest expense	1.5	2.9
Commodity contracts	Cost of sales	(0.7)	0.8
Total		$5.8	$5.0

		Three Months Ended March 31, 2023
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign currency contracts	Other income, net	$3.2	$2.4
Interest rate contracts	Interest expense	3.2	(4.8)
Commodity contracts	Cost of sales	(0.4)	1.0
Total		$6.0	$(1.4)

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
The net amount of the existing gains or losses as of March 31, 2024 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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
Segment sales and gross profit data is summarized as follows (in millions):

	Three months ended March 31,
	2024	2023
Sales
Off Road	$1,335.7	$1,591.8
On Road	277.2	323.5
Marine	123.5	264.4
Total sales	$1,736.4	$2,179.7
Gross profit
Off Road	$233.0	$331.6
On Road	60.4	69.2
Marine	19.2	61.5
Corporate	17.7	6.9
Total gross profit	$330.3	$469.2

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three month period ended March 31, 2024 compared to the three month period ended March 31, 2023. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2024 to the first quarter of 2023. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
First quarter sales totaled $1,736.4 million, a decrease of 20 percent from last year’s first quarter sales of $2,179.7 million. The decrease in sales for the quarter was primarily due to decreased shipments in all segments and lower net pricing, partially offset by product mix.
Our gross profit of $330.3 million decreased 30 percent from $469.2 million in the comparable prior year first quarter. Gross profit, as a percentage of sales, decreased primarily due to higher promotional costs.
Net income attributable to Polaris was $3.8 million, or $0.07 per diluted share, compared to 2023 first quarter net income attributable to Polaris of $113.4 million, or $1.95 per diluted share. These decreases were primarily the result of decreased shipments in all segments and lower net pricing, partially offset by decreased operating expenses. We reported first quarter Adjusted EBITDA of $110.0 million, compared to 2023 first quarter Adjusted EBITDA of $238.1 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income to Adjusted EBITDA, see “Non-GAAP Financial Measures”.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except percentages and share data)	2024	2023	Change 2024 vs. 2023
Sales	$1,736.4	$2,179.7	(20)%
Cost of sales	$1,406.1	$1,710.5	(18)%
Gross profit	$330.3	$469.2	(30)%
Percentage of sales	19.0%	21.5%	-250 bps
Operating expenses:
Selling and marketing	$126.4	$137.6	(8)%
Research and development	87.8	96.5	(9)%
General and administrative	99.0	90.8	9%
Total operating expenses	$313.2	$324.9	(4)%
Percentage of sales	18.0%	14.9%	+314 bps
Income from financial services	$21.9	$16.8	30%
Operating income	$39.0	$161.1	(76)%

Non-operating expense:
Interest expense	$31.9	$28.3	13%
Other income, net	$(0.6)	$(12.4)	(95)%
Income before income taxes	$7.7	$145.2	(95)%
Provision for income taxes	$3.8	$31.6	(88)%
Effective income tax rate	49.3%	21.7%	NM

Net income	$3.9	$113.6	(97)%
Net income attributable to noncontrolling interest	(0.1)	(0.2)	(50)%
Net income attributable to Polaris Inc.	$3.8	$113.4	(97)%
Percentage of sales	0.2%	5.2%	-499 bps

Adjusted EBITDA	$110.0	$238.1	(54)%
Adjusted EBITDA Margin	6.3%	10.9%	-459 bps

Diluted net income per share attributable to Polaris Inc. shareholders	$0.07	$1.95	(96)%
Weighted average diluted shares outstanding	57.2	58.1	(1)%
NM = not meaningful

Sales:
The decrease in sales for the quarter was due to decreased shipments and lower net pricing driven by higher promotional costs, partially offset by product mix.
The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2024
Volume	(25)%
Product mix and price	5
Currency	—
(20)%
The volume decrease for the quarter was primarily the result of decreased snowmobile, Marine, and ORV shipments. These decreases were partially offset by a higher sales mix of ORVs.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2024	Percent of Total Sales	2023	Percent of Total Sales	Percent Change 2024 vs. 2023
United States	$1,342.8	77%	$1,694.6	78%	(21)%
Canada	101.4	6%	147.6	7%	(31)%
Other countries	292.2	17%	337.5	15%	(13)%
Total sales	$1,736.4	100%	$2,179.7	100%	(20)%

Sales in the United States decreased during the quarter primarily as a result of decreased shipments, partially offset by product mix.
Sales in Canada decreased during the quarter primarily driven by decreased snowmobile shipments. Currency rate movements had an impact of less than one percentage point on quarter-to-date sales.
Sales in other countries, primarily in Europe, decreased during the quarter, primarily driven by lower motorcycle, ORV, and snowmobile shipments. Currency rate movements had a favorable impact of one percentage point on quarter-to-date sales.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2024	Percent of Total Cost of Sales	2023	Percent of Total Cost of Sales	Percent Change 2024 vs. 2023
Purchased materials and services	$1,152.2	82%	$1,430.9	84%	(19)%
Labor and benefits	164.8	12%	186.1	11%	(11)%
Depreciation and amortization	48.3	3%	49.0	3%	(1)%
Warranty costs	40.8	3%	44.5	2%	(8)%
Total cost of sales	$1,406.1	100%	$1,710.5	100%	(18)%
Percentage of sales	81.0%		78.5%	+250 bps
Cost of sales decreased during the quarter primarily due to reduced sales volumes and decreased labor costs.

 Gross Profit:
Gross profit for the quarter, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs. This decrease was partially offset by favorable operational costs.
Operating Expenses:
Operating expenses, in absolute dollars, decreased for the quarter due to lower selling and marketing and research and development expenses, partially offset by increased general and administrative expenses. Operating expenses, as a percentage of sales, increased for the quarter primarily due to decreased leverage of fixed costs as a result of reduced sales volumes.
Income from Financial Services:
Income from financial services increased 30 percent for the quarter, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels.
Interest Expense:
Interest expense increased for the quarter primarily as a result of higher interest rates.
Other income, net:
Other income is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
Provision for income taxes:
The increase in the effective income tax rate for the quarter was primarily due to the impact of unfavorable share-based compensation adjustments on lower pre-tax income generated in the quarter compared to the first quarter of 2023.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars, decreased during the quarter primarily due to decreased shipments and unfavorable impacts from foreign currency partially offset by reduced operating expenses. Adjusted EBITDA, as a percentage of sales, decreased during the quarter primarily due to decreased shipments, unfavorable impacts from foreign currency, and higher promotional, warranty and finance costs, partially offset by reduced operating expenses.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly periods, weighted average diluted shares outstanding decreased, primarily due to share repurchases and a reduction in the dilutive effect of share-based equity awards.
Cash Dividends:
We paid a regular cash dividend of $0.66 per common share on March 15, 2024 to holders of record at the close of business on March 1, 2024.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023
Off Road	$1,335.7	77%	$1,591.8	73%	(16)%
On Road	277.2	16%	323.5	15%	(14)%
Marine	123.5	7%	264.4	12%	(53)%
Total sales	$1,736.4	100%	$2,179.7	100%	(20)%

	Three months ended March 31,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023
Off Road	$233.0	17.4%	$331.6	20.8%	(30)%
On Road	60.4	21.8%	69.2	21.4%	(13)%
Marine	19.2	15.5%	61.5	23.3%	(69)%
Corporate	17.7		6.9
Total gross profit	$330.3		$469.2		(30)%
Percentage of sales	19.0%		21.5%	-250 bps
Off Road:
Off Road sales, inclusive of PG&A sales, decreased 16 percent for the quarter, primarily due to decreased snowmobile and ORV shipments, partially offset by increased PG&A sales. The average per unit sales price for the Off Road segment increased approximately four percent for the quarter primarily due to product mix.
Sales to customers outside of North America decreased 14 percent for the quarter as a result of lower ORV and snowmobile shipments.
Gross profit, as a percentage of sales, decreased during the quarter primarily due to lower net pricing driven by higher promotional costs and higher warranty expense, partially offset by operational improvements.
Additional information on our end markets for the quarter:
•Polaris North America utility unit retail sales up mid-single digits percent
•Polaris North America recreation unit retail sales down low-single digits percent
•Total Polaris North America ORV unit retail sales up low-single digits percent
•Estimated North America industry ORV unit retail sales up low-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 30 percent
•Polaris North America snowmobile unit retail sales for the 2023-2024 season ending March 31, 2024 down low-twenties percent
•Estimated North America industry snowmobile unit retail sales for the 2023-2024 season ending March 31, 2024 down low-double digits percent
•Total Polaris North America snowmobile dealer inventories up approximately 115 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased 14 percent for the quarter, primarily due to decreased shipments. The average per unit sales price for the On Road segment increased approximately one percent for the quarter primarily due to product mix.
Sales to customers outside of North America decreased 14 percent for the quarter primarily as a result of lower Indian Motorcycle shipments in the EMEA region.
Gross profit, as a percentage of sales, increased for the quarter driven by favorable product mix, partially offset by higher warranty expense and lower net pricing driven by higher promotional costs.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales up low-teens percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales up low-single digits percent
•Polaris North America motorcycle dealer inventories up approximately 5 percent

Marine:
Marine sales decreased 53 percent for the quarter, primarily due to decreased shipments. The average per unit sales price for the Marine segment increased approximately seven percent for the quarter primarily due to product mix.
Gross profit, as a percentage of sales, decreased for the quarter due to decreased shipments and lower net pricing driven by higher promotional costs.
Additional information on our end markets for the two-month period ended February 2024:
•Polaris U.S pontoon unit retail sales down mid-single digits percent
•Estimated U.S. industry pontoon unit retail sales down low-teens percent
•Polaris U.S deck boat unit retail sales down low-fifties percent
•Estimated U.S. industry deck boat unit retail sales down low-fifties percent

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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income, excluding interest expense, income tax expense, depreciation and amortization, and certain other non-cash, non-recurring, or non-operating items impacting net income from time to time. For example, costs associated with certain corporate restructuring activities, such as acquisitions and divestitures, are included as non-GAAP adjustments. We use the non-GAAP financial measure of Adjusted EBITDA Margin, which is defined as Adjusted EBITDA divided by net sales. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin.
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
Adjusted EBITDA has limitations and should not be considered in isolation from, as a substitute for, or more meaningful than, net income as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended March 31,
($ in millions)	2024	2023
Sales	$1,736.4	$2,179.7

Net income	3.9	113.6
Provision for income taxes	3.8	31.6
Interest expense	31.9	28.3
Depreciation	58.4	57.4
Intangible amortization (1)	4.5	4.4
Acquisition-related costs (2)	0.3	—
Restructuring expenses (3)	5.4	0.7
Class action litigation expenses (4)	1.8	2.1
Adjusted EBITDA	$110.0	$238.1
Adjusted EBITDA Margin	6.3%	10.9%
(1) Represents amortization expense for acquisition-related intangible assets
(2) Represents adjustments for integration and acquisition-related expenses
(3) Represents adjustments for corporate restructuring
(4) Represents adjustments for certain class action litigation-related expenses

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operating and financing activities, including funds as needed from our credit facility and issuances of long-term debt. Our primary uses of funds have been for new product development, capital investments, cash dividends to shareholders, repurchases and retirements of common stock and acquisitions. The seasonality of production and shipments cause working capital requirements to fluctuate during the year and from year to year.
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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2024	2023	Change
Total cash provided by (used for):
Operating activities	$(105.4)	$124.2	$(229.6)
Investing activities	(56.7)	(89.1)	32.4
Financing activities	115.7	(41.6)	157.3
Operating Activities:
The decrease in net cash from operating activities was primarily due to lower net income and increased working capital additions.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities decreased due to a reduction in property, equipment and tooling purchases, as well as increased distributions from Polaris Acceptance.
Financing Activities:
The increase in net cash from financing activities was primarily due to increased net borrowings under debt arrangements and lower share repurchases. Net borrowings totaled $165.3 million for the three months ended March 31, 2024, compared to $45.0 million of net borrowings for the comparable period in 2023.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of March 31, 2024, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of March 31, 2024, there were borrowings of $401.0 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $768.0 million was outstanding as of March 31, 2024. We are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of March 31, 2024, we had $591.5 million of availability on the Revolving Loan Facility.
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
In November 2023, we issued $500 million aggregate principal amount of 6.95% Senior Notes pursuant to a public offering. We received approximately $492 million in net proceeds from the notes offering after deducting the underwriting discount and other fees and expenses. The notes bear interest at a rate of 6.95% per year, with interest payable semi-annually in arrears in March and September of each year. The notes mature in March of 2029. The indenture governing the notes is subject to customary covenants and make-whole provisions upon early termination.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of March 31, 2024.

As of March 31, 2024, we were in compliance with all debt covenants and our debt to total capital ratio was 60 percent. Additionally, as of March 31, 2024, we had letters of credit outstanding of $38.3 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We repurchased a total of 0.2 million shares of our common stock for $16.0 million during the first three months of 2024, which had an impact of less than one cent on diluted net income per share. As of March 31, 2024, our Board of Directors has authorized us to repurchase up to an additional $1,175.1 million of our common stock.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of March 31, 2024, the potential aggregate repurchase obligations were approximately $625.5 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party financing companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2023. Refer below for further discussion on commodity cost risk, foreign currency exchange rate risk, and interest rate risk.
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, copper, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity hedging contracts in order to manage fluctuating market prices of certain commodities such as steel and diesel fuel. Based on our current outlook for commodity prices, the total impact of commodities is expected to have a favorable impact on our gross profit margins for full-year 2024 when compared to 2023.
Foreign Exchange Rates:
The changing relationships of the U.S. dollar to foreign currencies can have a material impact on our financial results.
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impacts sales, cost of sales and net income.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts sales, cost of sales and net income.
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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of March 31, 2024:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$18.6	$0.65 to 1 AUD
Canadian Dollar	Long	128.8	$0.74 to 1 CAD
Mexican Peso	Short	42.6	19 Peso to $1
During the quarter ended March 31, 2024, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2023. We expect currencies to have a negative impact on full-year net income in 2024 compared to 2023.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.0 billion Revolving Loan Facility and a $1.2 billion Term Loan Facility. Interest accrues on the revolving loan and term loans at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of March 31, 2024, there was $401.0 million outstanding on the Revolving Loan Facility and $768.0 million outstanding on the Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income in 2024 compared to 2023.
Borrowings pursuant to our private senior notes and public senior notes bear interest at fixed rates. We are subject to changes in the fair value of fixed-rate borrowings as a result of potential changes in prevailing interest rates. Changes in the fair value of fixed-rate borrowings have no impact on the amount of interest incurred, cash flows or our financial position.

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled a putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On December 20, 2023, the court in Albright entered an order setting a hearing for June 27, 2024 to review the stay of proceedings in that case. On January 30, 2024, the Guzman court entered an amended scheduling order in that case setting dates for further expert discovery, the filing of dispositive motions and other pre-trial motions, and a trial date of December 3, 2024. On February 27, 2024, the Guzman plaintiff filed a motion for approval of class notice. On March 12, 2024, the Guzman court entered an order approving a joint stipulation filed by the parties regarding the plaintiff’s motion for approval of class notice. The second case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Plaintiffs’ counsel, in both the Albright and Hellman/Berlanga cases, filed similar putative class actions on behalf of certain plaintiffs dismissed from the Hellman/Berlanga case in Texas (Lollar), Nevada (Mitchell), and Oregon (Artoff), though the Lollar and Mitchell matters have since been dismissed, the parties reached a final settlement agreement of the plaintiff’s individual claims in Artoff, and another plaintiff from the Hellman/Berlanga matter, Michael Hellman, has been dismissed. In May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification. We have filed an opposition to the plaintiff’s motion for class certification and have filed a motion to exclude the opinions of certain of plaintiff’s expert witnesses. On August 28, 2023, the United States District Court for the Eastern District of California transferred the Berlanga case to the United States District Court for the Central District of California. On September 13, 2023, the district court in the Guzman case consented to the transfer of the Berlanga case. That district court has not yet ruled on the Berlanga plaintiff’s motion for class certification or Polaris’s motion to exclude the opinions of plaintiff’s expert witnesses in that case. On February 16, 2024, the plaintiff in the Guzman case discussed above filed a motion to consolidate the Guzman and Berlanga cases. That motion has been briefed by the parties and is pending a decision by the Guzman court.
With respect to each of the aforementioned putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, the district court in In re Polaris dismissed half of the plaintiffs and their claims related to alleged fire hazards in certain Polaris products. Plaintiffs’ counsel voluntarily dismissed the remaining plaintiffs to appeal. The Eighth Circuit affirmed dismissal of the claims brought by plaintiffs who had appealed. On April 28, 2022, the In re Polaris plaintiffs’ counsel filed a new, substantially similar putative class action in California State Court, seeking damages for alleged economic loss: James DeBiasio v. Polaris Industries Inc. (County of Los Angeles, Ca.). We removed the matter to federal court (C.D. Cal) in June 2022 and moved to dismiss the plaintiff’s claims; plaintiff filed a motion to remand the case. The district court denied plaintiff’s motion to remand and granted our motion to dismiss, allowing plaintiff to file an amended complaint. We moved to dismiss plaintiff’s amended complaint, which the Court denied in March 2023. On February 5, 2024, the DeBiasio court entered an amended scheduling order setting dates for fact and expert discovery, and the filing of class certification, dispositive, and other motions. The court did not set a trial date. On March 11, 2024, the DeBiasio court entered an order extending the dates in its amended scheduling order by four weeks. The parties recently agreed to confidentially resolve plaintiff’s claims on an individual basis. The settlement will be finalized and the case will be dismissed in the second quarter of 2024. The settlement will not be material to the Company’s consolidated results of operations.

Item 1A – RISK FACTORS
Please consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes or additions to our risk factors discussed in such report which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the first quarter of the fiscal year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2024	105,000	$91.16	105,000	$1,175,531,443
February 1 — 29, 2024	5,000	$90.45	5,000	$1,175,079,243
March 1 — 31, 2024	—	$—	—	$1,175,079,243
Total	110,000	$91.13	110,000
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of March 31, 2024, the Company was authorized to repurchase up to an additional $1,175.1 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
Terminations
On February 16, 2024, James P. Williams, the Company’s Chief Human Resources Officer, terminated a written plan for the sale of an aggregate 159,609 shares of common stock. Such plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan was originally adopted on August 4, 2023.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

4.1	Description of Securities.

10.a	Form of Nonqualified Stock Option Award Agreement (2024) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.b	Form of Restricted Stock Award Agreement (2024) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

10.c	Form of Performance Restricted Stock Unit Award Agreement (2024) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020).*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 23, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2024 formatted in iXBRL.
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 23, 2024	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	April 23, 2024	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)