Form 10-Q
period 2024-06-30
Polaris Inc.
filed 2024-07-23
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 16, 2024, 55,748,032 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2024

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$322.7	$367.8
Trade receivables, net	254.9	306.4
Inventories, net	2,000.5	1,810.5
Prepaid expenses and other	210.9	198.0
Income taxes receivable	11.1	9.0
Total current assets	2,800.1	2,691.7
Property and equipment, net	1,212.5	1,201.5
Investment in finance affiliate	142.4	141.1
Deferred tax assets	317.4	295.9
Goodwill and other intangible assets, net	960.2	906.4
Operating lease assets	136.9	143.9
Other long-term assets	139.4	135.8
Total assets	$5,708.9	$5,516.3
Liabilities and Equity
Current liabilities:
Current financing obligations	$54.1	$54.0
Accounts payable	785.4	713.1
Accrued expenses	1,094.3	1,123.6
Other current liabilities	41.2	43.1
Total current liabilities	1,975.0	1,933.8
Long-term financing obligations	2,089.4	1,854.4
Other long-term liabilities	292.6	297.0
Total liabilities	$4,357.0	$4,085.2
Deferred compensation	$9.1	$10.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 55.7 and 56.5 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,243.0	1,231.8
Retained earnings	182.6	243.5
Accumulated other comprehensive loss, net	(88.1)	(57.5)
Total shareholders’ equity	1,338.1	1,418.4
Noncontrolling interest	4.7	2.4
Total equity	1,342.8	1,420.8
Total liabilities and equity	$5,708.9	$5,516.3
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales	$1,961.2	$2,216.6	$3,697.6	$4,396.3
Cost of sales	1,537.2	1,711.6	2,943.3	3,422.1
Gross profit	424.0	505.0	754.3	974.2
Operating expenses:
Selling and marketing	132.6	132.6	259.0	270.2
Research and development	86.8	93.2	174.6	189.7
General and administrative	110.4	103.8	209.4	194.6
Total operating expenses	329.8	329.6	643.0	654.5
Income from financial services	25.5	20.6	47.4	37.4
Operating income	119.7	196.0	158.7	357.1
Non-operating expense:
Interest expense	34.6	31.4	66.5	59.7
Other income, net	(0.8)	(8.1)	(1.4)	(20.5)
Income before income taxes	85.9	172.7	93.6	317.9
Provision for income taxes	17.0	38.4	20.8	70.0
Net income	68.9	134.3	72.8	247.9
Net income attributable to noncontrolling interest	(0.2)	—	(0.3)	(0.2)
Net income attributable to Polaris Inc.	$68.7	$134.3	$72.5	$247.7
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$1.21	$2.35	$1.28	$4.32
Diluted	$1.21	$2.32	$1.27	$4.28
Weighted average shares outstanding:
Basic	56.6	57.2	56.7	57.3
Diluted	56.9	57.8	57.0	57.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$68.9	$134.3	$72.8	$247.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16.9)	6.2	(27.9)	20.3
Unrealized gain (loss) on derivative instruments	(7.4)	5.3	(2.4)	3.9
Retirement plan and other activity	(0.2)	0.1	(0.3)	0.2
Comprehensive income	44.4	145.9	42.2	272.3
Comprehensive income attributable to noncontrolling interest	(0.2)	—	(0.3)	(0.2)
Comprehensive income attributable to Polaris Inc.	$44.2	$145.9	$41.9	$272.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2024	56.5	$0.6	$1,243.8	$197.3	$(63.6)	$2.5	$1,380.6
Employee stock compensation	—	—	15.9	—	—	—	15.9
Deferred compensation	—	—	(0.4)	2.5	—	—	2.1
Proceeds from stock issuances under employee plans	—	—	0.9	—	—	—	0.9
Cash dividends paid (1)	—	—	—	(36.8)	—	—	(36.8)
Repurchase and retirement of common shares	(0.8)	—	(17.2)	(49.1)	—	—	(66.3)
Noncontrolling interest	—	—	—	—	—	2.0	2.0
Net income	—	—	—	68.7	—	0.2	68.9
Other comprehensive loss	—	—	—	—	(24.5)	—	(24.5)
Balance, June 30, 2024	55.7	$0.6	$1,243.0	$182.6	$(88.1)	$4.7	$1,342.8

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2023	56.9	$0.6	$1,168.9	$57.3	$(74.7)	$2.7	$1,154.8
Employee stock compensation	—	—	14.9	—	—	—	14.9
Deferred compensation	—	—	(0.4)	(1.4)	—	—	(1.8)
Proceeds from stock issuances under employee plans	0.1	—	10.6	—	—	—	10.6
Cash dividends paid (1)	—	—	—	(36.9)	—	—	(36.9)
Repurchase and retirement of common shares	(0.4)	—	(7.1)	(31.2)	—	—	(38.3)
Net income	—	—	—	134.3	—	—	134.3
Other comprehensive income	—	—	—	—	11.6	—	11.6
Balance, June 30, 2023	56.6	$0.6	$1,186.9	$122.1	$(63.1)	$2.7	$1,249.2
(1) Polaris Inc. declared and paid a dividend of $0.66 per share for the three month period ended June 30, 2024 and a dividend of $0.65 per share for the three month period ended June 30, 2023.

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.2	—	28.4	—	—	—	28.4
Deferred compensation	—	—	(0.8)	2.0	—	—	1.2
Proceeds from stock issuances under employee plans	—	—	4.6	—	—	—	4.6
Cash dividends paid (2)	—	—	—	(74.1)	—	—	(74.1)
Repurchase and retirement of common shares	(1.0)	—	(21.0)	(61.3)	—	—	(82.3)
Noncontrolling interest	—	—	—	—	—	2.0	2.0
Net income	—	—	—	72.5	—	0.3	72.8
Other comprehensive loss	—	—	—	—	(30.6)	—	(30.6)
Balance, June 30, 2024	55.7	$0.6	$1,243.0	$182.6	$(88.1)	$4.7	$1,342.8

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.3	—	29.6	—	—	—	29.6
Deferred compensation	—	—	(0.5)	(2.5)	—	—	(3.0)
Proceeds from stock issuances under employee plans	0.2	—	23.8	—	—	—	23.8
Cash dividends paid (2)	—	—	—	(73.9)	—	—	(73.9)
Repurchase and retirement of common shares	(0.9)	—	(18.1)	(83.0)	—	—	(101.1)
Net income	—	—	—	247.7	—	0.2	247.9
Other comprehensive income	—	—	—	—	24.4	—	24.4
Balance, June 30, 2023	56.6	$0.6	$1,186.9	$122.1	$(63.1)	$2.7	$1,249.2
(2) Polaris Inc. declared and paid aggregate dividends of $1.32 per share for the six month period ended June 30, 2024 and aggregate dividends of $1.30 per share for the six month period ended June 30, 2023.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
Operating Activities:
Net income	$72.8	$247.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.4	120.5
Noncash compensation	28.4	29.6
Noncash income from financial services	(27.8)	(18.3)
Deferred income taxes	(21.8)	(26.6)
Other, net	0.1	(0.4)
Changes in operating assets and liabilities:
Trade receivables	44.6	50.5
Inventories	(209.9)	(122.3)
Accounts payable	62.4	46.0
Accrued expenses	(20.5)	32.9
Income taxes payable/receivable	(2.6)	1.0
Prepaid expenses and other, net	(17.2)	(12.9)
Net cash provided by operating activities	40.9	347.9
Investing Activities:
Purchase of property and equipment	(139.3)	(206.2)
Distributions from (investment in) finance affiliate, net	26.5	12.7
Investments in and distributions from other affiliates	(5.2)	3.4
Acquisition of developed technology assets	(47.8)	—
Net cash used for investing activities	(165.8)	(190.1)
Financing Activities:
Borrowings under financing obligations	1,701.8	1,350.4
Repayments under financing obligations	(1,462.6)	(1,349.4)
Repurchase and retirement of common shares	(82.3)	(101.1)
Cash dividends to shareholders	(74.1)	(73.9)
Proceeds from stock issuances under employee plans	4.6	23.8
Net cash provided by (used for) financing activities	87.4	(150.2)
Impact of currency exchange rates on cash balances	(7.8)	8.1
Net increase (decrease) in cash, cash equivalents and restricted cash	(45.3)	15.7
Cash, cash equivalents and restricted cash at beginning of period	382.9	339.7
Cash, cash equivalents and restricted cash at end of period	$337.6	$355.4
Supplemental Cash Flow Information:
Interest paid on financing obligations	$69.5	$58.8
Income taxes paid	$43.9	$96.9
Leased assets obtained for operating lease liabilities	$8.6	$20.4
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$322.7	$340.4
Other long-term assets	14.9	15.0
Total	$337.6	$355.4
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	June 30, 2024	December 31, 2023
Assets
Non-qualified deferred compensation assets	Level 1	$48.1	$46.7
Foreign exchange contracts, net	Level 2	$—	$4.6
Interest rate contracts, net	Level 2	$4.8	$0.9
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(48.1)	$(46.7)
Foreign exchange contracts, net	Level 2	$(1.2)	$—
Commodity contracts, net	Level 2	$(2.8)	$(1.3)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s long-term financing obligations was approximately $2,164.2 million and $1,954.3 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of long-term financing obligations was $2,143.5 million and $1,908.4 million as of June 30, 2024 and December 31, 2023, respectively.

Property and equipment. The Company recorded $64.1 million and $54.2 million of depreciation expense for the three months ended June 30, 2024 and 2023, respectively, and $122.5 million and $111.6 million for the six months ended June 30, 2024 and 2023, respectively. A majority of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$168.4	$154.0	$181.1	$172.9
Additions charged to expense	46.1	47.9	86.9	92.4
Warranty claims paid, net	(40.4)	(47.3)	(93.9)	(110.7)
Balance at end of period	$174.1	$154.6	$174.1	$154.6
New accounting pronouncements.
Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2024 annual period and quarterly periods thereafter. The Company is continuing to evaluate the impact ASU 2023-07 will have on its financial statement disclosures and anticipates adopting the standard for its Annual Report on Form 10-K for the year ended December 31, 2024 and filings thereafter.
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

Note 2. Supplemental Balance Sheet Information

In millions	June 30, 2024	December 31, 2023
Inventories
Raw materials and purchased components	$772.7	$779.3
Service parts, garments and accessories	358.9	346.9
Finished goods	977.6	779.4
Less: reserves	(108.7)	(95.1)
Inventories, net	$2,000.5	$1,810.5
Property and equipment
Land, buildings and improvements	$678.1	$653.4
Equipment and tooling	1,818.9	1,731.8
	2,497.0	2,385.2
Less: accumulated depreciation	(1,284.5)	(1,183.7)
Property and equipment, net	$1,212.5	$1,201.5
Accrued expenses
Compensation	$127.5	$212.7
Warranties	174.1	181.1
Sales promotions and incentives	258.8	230.9
Dealer holdback	176.7	193.2
Other accrued expenses	357.2	305.7
Total accrued expenses	$1,094.3	$1,123.6
Other current liabilities
Current operating lease liabilities	$29.5	$29.5
Income taxes payable	11.7	13.6
Total other current liabilities	$41.2	$43.1
Other long-term liabilities
Long-term operating lease liabilities	$108.6	$115.1
Long-term income taxes payable	13.1	12.1
Deferred tax liabilities	2.6	2.7
Other long-term liabilities	168.3	167.1
Total other long-term liabilities	$292.6	$297.0

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended June 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,135.1	$238.8	$133.9	$1,507.8
PG&A	398.7	54.5	0.2	453.4
Total revenue	$1,533.8	$293.3	$134.1	$1,961.2

Revenue by geography
United States	$1,285.9	$144.4	$130.4	$1,560.7
Canada	99.3	14.0	3.1	116.4
EMEA	84.3	120.8	0.1	205.2
APLA	64.3	14.1	0.5	78.9
Total revenue	$1,533.8	$293.3	$134.1	$1,961.2

	Three months ended June 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,270.0	$300.9	$223.6	$1,794.5
PG&A	361.4	60.7	—	422.1
Total revenue	$1,631.4	$361.6	$223.6	$2,216.6

Revenue by geography
United States	$1,343.2	$186.9	$215.7	$1,745.8
Canada	115.0	15.9	6.6	137.5
EMEA	88.5	137.0	0.6	226.1
APLA	84.7	21.8	0.7	107.2
Total revenue	$1,631.4	$361.6	$223.6	$2,216.6

	Six months ended June 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$2,111.4	$464.3	$257.4	$2,833.1
PG&A	758.1	106.2	0.2	864.5
Total revenue	$2,869.5	$570.5	$257.6	$3,697.6

Revenue by geography
United States	$2,377.2	$276.2	$250.1	$2,903.5
Canada	185.3	26.8	5.7	217.8
EMEA	178.7	243.4	0.3	422.4
APLA	128.3	24.1	1.5	153.9
Total revenue	$2,869.5	$570.5	$257.6	$3,697.6

	Six months ended June 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$2,520.4	$568.1	$488.0	$3,576.5
PG&A	702.8	117.0	—	819.8
Total revenue	$3,223.2	$685.1	$488.0	$4,396.3

Revenue by geography
United States	$2,623.0	$344.5	$472.9	$3,440.4
Canada	243.4	28.3	13.4	285.1
EMEA	206.2	271.9	0.6	478.7
APLA	150.6	40.4	1.1	192.1
Total revenue	$3,223.2	$685.1	$488.0	$4,396.3

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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations. The Company has elected to recognize the cost for freight and shipping as an expense in cost of sales when control over vehicles, boats, or PG&A has transferred to the customer.
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

Contract Liabilities. Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the Company's performance under the respective contract and generally relate to the sale of separately-priced ESCs. The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. Warranty costs are recognized as incurred.
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$112.3	$111.5	$110.3	$111.1
New contracts sold	11.1	11.6	25.3	25.3
Revenue recognized on existing contracts	(15.8)	(14.4)	(28.0)	(27.7)
Balance at end of period	$107.6	$108.7	$107.6	$108.7
The Company expects to recognize approximately $34.4 million of the unearned amount over the 12 months following June 30, 2024, compared to $34.8 million as of June 30, 2023. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $73.2 million and $73.9 million as of June 30, 2024 and 2023, respectively.

Note 4. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Option awards	$2.3	$1.9	$7.6	$7.7
Other share-based awards	7.9	10.6	12.9	16.8
Total share-based compensation before tax	10.2	12.5	20.5	24.5
Tax benefit	2.5	3.0	5.0	5.8
Total share-based compensation expense included in net income	$7.7	$9.5	$15.5	$18.7
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of June 30, 2024, there was $73.0 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years. Included in unrecognized share-based compensation expense was approximately $9.6 million related to stock options and $63.4 million for restricted stock.

Note 5. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of June 30, 2024	Maturity	June 30, 2024	December 31, 2023
Revolving loan facility	6.16%	June 2026	$487.5	$228.2
Term loan facility	6.69%	June 2026	756.0	780.0
Private senior notes	4.23%	July 2028	350.0	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.23%	Various through 2029	9.2	10.3
Notes payable and other	4.29%	Various through 2033	53.4	54.2
Unamortized debt issuance costs and discounts			(12.6)	(14.3)
Total financing obligations			$2,143.5	$1,908.4
Less: Current financing obligations			54.1	54.0
Total long-term financing obligations			$2,089.4	$1,854.4
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As of June 30, 2024, the Company had open letters of credit totaling $35.9 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes that remain outstanding as of June 30, 2024 and are due in full in July 2028.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million, of which $756.0 million was outstanding as of June 30, 2024. The Company is required to make principal payments under the Term Loan Facility totaling $45.0 million over the next 12 months. In June 2021, the Company further amended the credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $487.5 million was outstanding as of June 30, 2024, and extend the maturity date to June 2026. Interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage as defined.
In November 2023, the Company amended the credit facility to terminate all guarantees provided by subsidiaries of the Company under the credit facility, remove the requirement for subsidiaries of the Company to provide guarantees of the obligations under the credit facility, and remove certain subsidiaries of the Company as co-borrowers.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of June 30, 2024.
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
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of June 30, 2024. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024	December 31, 2023
Goodwill	$395.7	$394.4
Other intangible assets, net	564.5	512.0
Total goodwill and other intangible assets, net	$960.2	$906.4
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2024 and 2023 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Goodwill acquired and related adjustments	0.4	—	3.5	3.9
Currency translation effect on foreign goodwill balances	(0.5)	(2.1)	—	(2.6)
Balance as of June 30, 2024	$116.5	$48.6	$230.6	$395.7

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Currency translation effect on foreign goodwill balances	(0.1)	1.3	—	1.2
Balance as of June 30, 2023	$110.6	$49.7	$227.1	$387.4
The components of other intangible assets were as follows ($ in millions):

		June 30, 2024
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(106.1)	$235.1
Amortizable - developed technology	10	62.7	(1.0)	61.7
Non-amortizable - brand/trade names		267.7	—	267.7
Total other intangible assets, net	18	$671.6	$(107.1)	$564.5

		December 31, 2023
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(97.2)	$244.0
Non-amortizable - brand/trade names		268.0	—	268.0
Total other intangible assets, net		$609.2	$(97.2)	$512.0
The Company acquired certain developed technology assets during the second quarter of 2024, which resulted in the recording of a developed technology intangible asset for $62.7 million that is being amortized over an expected useful life of 10 years. Consideration for the assets is being paid in monthly amounts through September 2024. A discounted payable of $14.8 million is included in the consolidated balance sheets as of June 30, 2024.
Amortization expense for other intangible assets was $5.4 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively, and $9.9 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2024	2025	2026	2027	2028	2029
Estimated amortization expense	$12.0	$23.9	$23.9	$23.9	$23.9	$23.9
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 7. Shareholders’ Equity
Share repurchase program. During the six months ended June 30, 2024, the Company paid $82.3 million to repurchase approximately 1.0 million shares of its common stock. As of June 30, 2024, the Board of Directors has authorized the Company to repurchase up to an additional $1,109.3 million of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash dividends declared and paid per common share	$0.66	$0.65	$1.32	$1.30
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average number of common shares outstanding	56.1	56.8	56.3	56.9
Director Plan and deferred stock units	0.3	0.2	0.2	0.2
ESOP	0.2	0.2	0.2	0.2
Common shares outstanding—basic	56.6	57.2	56.7	57.3
Dilutive effect of restricted stock units	0.2	0.3	0.2	0.3
Dilutive effect of stock option awards	0.1	0.3	0.1	0.3
Common and potential common shares outstanding—diluted	56.9	57.8	57.0	57.9
During the three and six months ended June 30, 2024, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.9 million and 2.4 million, compared to 1.8 million and 1.7 million for the comparable periods in 2023.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(62.6)	$1.7	$3.4	$(57.5)
Reclassification to the statement of income	—	(10.8)	(0.3)	(11.1)
Change in fair value	(27.9)	8.4	—	(19.5)
Balance as of June 30, 2024	$(90.5)	$(0.7)	$3.1	$(88.1)
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
The Company’s total investment in Polaris Acceptance was $142.4 million as of June 30, 2024 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of June 30, 2024, the outstanding amount of net receivables financed for dealers under this arrangement was $1,882.2 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2024, the potential 15 percent aggregate repurchase obligation is approximately $219.1 million.
A subsidiary of Huntington Bancshares Incorporated (“Huntington”) finances a portion of the Company’s United States sales of boats whereby the Company receives payment within a few days of shipment of the product. The Company has agreed to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of June 30, 2024, the potential aggregate repurchase obligation was approximately $255.8 million.
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

Note 9. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of June 30, 2024, the Company had an accrual of $195.2 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposure to product liability claims and are included as a component of prepaid expenses and other in the consolidated balances sheets.
Litigation. The Company is subject to lawsuits and claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, product liability claims and putative class actions. Additional details about certain of the pending putative class actions are provided in Part II, Item 1 – Legal Proceedings.
In the opinion of management, it is presently unlikely that any legal proceedings pending against or involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, in many of these matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss given the variety of potential outcomes of actual and potential claims, including legal proceedings resulting in verdicts that exceed policy limits for a given year or seeking punitive damages for certain policy years for which we may not be insured, the uncertainty of future rulings, possible class certification, the behavior or incentives of adverse parties, and other factors outside of the control of the Company. Accordingly, the Company’s loss reserve may change from time to time, and actual losses could exceed the amounts accrued by an amount that could be material to the Company’s consolidated financial position, results of operations, or cash flows in any particular reporting period.
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
The Company conducts business in various locations throughout the world and is subject to market risk associated with certain product sourcing activities and intercompany cash flows due to changes in the value of foreign currencies in relation to its reporting currency, the U.S. dollar. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The Company utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Australian dollar, Canadian dollar, and Mexican peso. The Company's foreign currency exchange contracts, with maturities through December 2025, met the criteria to be accounted for as cash flow hedges during the periods presented.
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
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	June 30, 2024			December 31, 2023
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$243.7	$1.5	$(2.7)	$250.3	$6.5	$(1.9)
Interest rate contracts	400.0	4.8	—	400.0	0.9	—
Commodity contracts	56.7	0.1	(2.9)	84.6	2.1	(3.4)
Total	$700.4	$6.4	$(5.6)	$734.9	$9.5	$(5.3)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		Three months ended June 30, 2024		Six months ended June 30, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign currency contracts	Cost of sales	$3.9	$(5.5)	$8.9	$(4.2)
Interest rate contracts	Interest expense	1.5	0.1	3.0	3.0
Commodity contracts	Cost of sales	(0.4)	(2.0)	(1.1)	(1.2)
Total		$5.0	$(7.4)	$10.8	$(2.4)

		Three months ended June 30, 2023		Six months ended June 30, 2023
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Gain Recognized in OCI
Foreign currency contracts	Other income, net	$1.3	$(0.5)	$4.5	$1.9
Interest rate contracts	Interest expense	1.9	5.4	5.1	0.6
Commodity contracts	Cost of sales	(0.4)	0.4	(0.8)	1.4
Total		$2.8	$5.3	$8.8	$3.9
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
The net amount of the existing gains or losses as of June 30, 2024 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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
Segment sales and gross profit data is summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales
Off Road	$1,533.8	$1,631.4	$2,869.5	$3,223.2
On Road	293.3	361.6	570.5	685.1
Marine	134.1	223.6	257.6	488.0
Total sales	$1,961.2	$2,216.6	$3,697.6	$4,396.3
Gross profit
Off Road	$322.2	$365.5	$555.2	$697.1
On Road	61.1	81.8	121.5	151.0
Marine	27.1	57.5	46.3	119.0
Corporate	13.6	0.2	31.3	7.1
Total gross profit	$424.0	$505.0	$754.3	$974.2

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three and six month period ended June 30, 2024 compared to the three and six month period ended June 30, 2023. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2024 to the second quarter of 2023 and all “year-to-date” comparisons are from the six month period ended June 30, 2024 to the six month period ended June 30, 2023. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Second quarter sales totaled $1,961.2 million, a decrease of 12 percent from last year’s second quarter sales of $2,216.6 million. The decrease in sales for the quarter was primarily due to decreased shipments in all segments and lower net pricing driven by higher promotional costs, partially offset by product mix.
Our gross profit of $424.0 million decreased 16 percent from $505.0 million in the comparable prior year second quarter. Gross profit, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs and decreased leverage of fixed costs as a result of reduced sales volumes. This decrease was partially offset by favorable operational costs.
Net income attributable to Polaris was $68.7 million, or $1.21 per diluted share, compared to 2023 second quarter net income attributable to Polaris of $134.3 million, or $2.32 per diluted share. These decreases were primarily the result of decreased shipments in all segments and lower net pricing driven by higher promotional costs. We reported second quarter Adjusted EBITDA of $198.1 million, compared to 2023 second quarter Adjusted EBITDA of $265.5 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income to Adjusted EBITDA, see “Non-GAAP Financial Measures”.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
($ in millions except percentages and share data)	2024	2023	Change 2024 vs. 2023	2024	2023	Change 2024 vs. 2023
Sales	$1,961.2	$2,216.6	(12)%	$3,697.6	$4,396.3	(16)%
Cost of sales	$1,537.2	$1,711.6	(10)%	$2,943.3	$3,422.1	(14)%
Gross profit	$424.0	$505.0	(16)%	$754.3	$974.2	(23)%
Percentage of sales	21.6%	22.8%	-117 bps	20.4%	22.2%	-176 bps
Operating expenses:
Selling and marketing	$132.6	$132.6	—%	$259.0	$270.2	(4)%
Research and development	86.8	93.2	(7)%	174.6	189.7	(8)%
General and administrative	110.4	103.8	6%	209.4	194.6	8%
Total operating expenses	$329.8	$329.6	0%	$643.0	$654.5	(2)%
Percentage of sales	16.8%	14.9%	+194 bps	17.4%	14.9%	+250 bps
Income from financial services	$25.5	$20.6	24%	$47.4	$37.4	27%
Operating income	$119.7	$196.0	(39)%	$158.7	$357.1	(56)%

Non-operating expense:
Interest expense	$34.6	$31.4	10%	$66.5	$59.7	11%
Other income, net	$(0.8)	$(8.1)	(90)%	$(1.4)	$(20.5)	(93)%
Income before income taxes	$85.9	$172.7	(50)%	$93.6	$317.9	(71)%
Provision for income taxes	$17.0	$38.4	(56)%	$20.8	$70.0	(70)%
Effective income tax rate	19.9%	22.3%	-241 bps	22.3%	22.0%	+25 bps

Net income	$68.9	$134.3	(49)%	$72.8	$247.9	(71)%
Net income attributable to noncontrolling interest	(0.2)	—	NM	(0.3)	(0.2)	50%
Net income attributable to Polaris Inc.	$68.7	$134.3	(49)%	$72.5	$247.7	(71)%
Percentage of sales	3.5%	6.1%	-255 bps	2.0%	5.6%	-367 bps

Adjusted EBITDA	$198.1	$265.5	(25)%	$308.1	$503.6	(39)%
Adjusted EBITDA Margin	10.1%	12.0%	-188 bps	8.3%	11.5%	-312 bps

Diluted net income per share attributable to Polaris Inc. shareholders	$1.21	$2.32	(48)%	$1.27	$4.28	(70)%
Weighted average diluted shares outstanding	56.9	57.8	(2)%	57.0	57.9	(2)%
NM = not meaningful

Sales:
The decrease in sales for the quarter and year-to-date periods was due to decreased shipments and lower net pricing driven by higher promotional costs, partially offset by product mix.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Volume	(15)%	(20)%
Product mix and price	3	4
Currency	—	—
	(12)%	(16)%
The volume decrease for the quarter and year-to-date periods was primarily the result of decreased shipments in all segments. Product mix and price for the quarter and year-to-date periods were favorable as a result of a higher sales mix of ORVs, partially offset by lower net pricing driven by higher promotional costs.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2024	Percent of Total Sales	2023	Percent of Total Sales	Percent Change 2024 vs. 2023	2024	Percent of Total Sales	2023	Percent of Total Sales	Percent Change 2024 vs. 2023
United States	$1,560.7	80%	$1,745.8	79%	(11)%	$2,903.5	79%	$3,440.4	78%	(16)%
Canada	116.4	6%	137.5	6%	(15)%	217.8	6%	285.1	7%	(24)%
Other countries	284.1	14%	333.3	15%	(15)%	576.3	15%	670.8	15%	(14)%
Total sales	$1,961.2	100%	$2,216.6	100%	(12)%	$3,697.6	100%	$4,396.3	100%	(16)%

Sales in the United States decreased during the quarter and year-to-date periods primarily as a result of lower shipments in all segments.
Sales in Canada decreased during the quarter and year-to-date periods primarily as a result of decreased snowmobile shipments. Currency rate movements had an unfavorable impact of two percentage points on quarter sales and an unfavorable impact of one percentage point on year-to-date sales.
Sales in other countries decreased during the quarter and year-to-dates periods, primarily as a result of lower ORV, motorcycle, and snowmobile shipments. Currency rate movements had an unfavorable impact of one percentage point on quarter sales and no impact on year-to-date sales.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2024	Percent of Total Cost of Sales	2023	Percent of Total Cost of Sales	Percent Change 2024 vs. 2023	2024	Percent of Total Cost of Sales	2023	Percent of Total Cost of Sales	Percent Change 2024 vs. 2023
Purchased materials and services	$1,259.6	82%	$1,426.6	83%	(12)%	$2,411.8	82%	$2,857.5	83%	(16)%
Labor and benefits	178.7	12%	191.7	11%	(7)%	343.5	12%	377.8	11%	(9)%
Depreciation and amortization	52.8	3%	45.4	3%	16%	101.1	3%	94.4	3%	7%
Warranty costs	46.1	3%	47.9	3%	(4)%	86.9	3%	92.4	3%	(6)%
Total cost of sales	$1,537.2	100%	$1,711.6	100%	(10)%	$2,943.3	100%	$3,422.1	100%	(14)%
Percentage of sales	78.4%		77.2%	+117 bps		79.6%		77.8%	+176 bps
Cost of sales decreased during the quarter and year-to-date periods primarily as a result of reduced sales volumes driving lower purchased materials and decreased labor costs.
 Gross Profit:
Gross profit for the quarter and year-to-date periods, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs, decreased leverage of fixed costs as a result of reduced sales volumes, and higher finance interest. This decrease was partially offset by favorable operational costs.
Operating Expenses:
Operating expenses for the quarter, in absolute dollars, increased slightly due to higher general and administrative expenses, mostly offset by reduced research and development expenses. Operating expenses for the year-to-date period, in absolute dollars, decreased due to lower research and development and selling and marketing expenses, partially offset by higher general and administrative expenses. As a percentage of sales, operating expenses increased for both the quarter and year-to-date periods due to decreased leverage of fixed costs as a result of reduced sales volumes.
Income from Financial Services:
Income from financial services increased for the quarter and year-to-date periods, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels.
Interest Expense:
Interest expense increased for the quarter and year-to-date periods primarily as a result of higher interest rates.
Other income, net:
Other income is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
Provision for income taxes:
The decrease in the effective income tax rate for the quarter was primarily due to favorable impacts related to research and development credits on lower pre-tax income.
The increase in the effective tax rate for the year-to-date period was primarily due to the increased impact of unfavorable share-based compensation adjustments, partially offset by favorable impacts related to research and development credits on lower pre-tax income.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the quarter and year-to-date periods primarily as a result of decreased shipments and lower net pricing driven by higher promotional costs. These decreases were partially offset by favorable operational costs and product mix.

Weighted average diluted shares outstanding:
Over the time period within and between the comparable periods, weighted average diluted shares outstanding decreased compared to the comparable prior year periods, primarily due to share repurchases.
Cash Dividends:
We paid a regular cash dividend of $0.66 per common share on June 17, 2024 to holders of record at the close of business on June 3, 2024. We paid aggregate cash dividends of $1.32 per common share for the six months ended June 30, 2024.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023	2024	Percent of Sales	2023	Percent of Sales	Change 2024 vs. 2023
Off Road	$1,533.8	78%	$1,631.4	74%	(6)%	2,869.5	78%	$3,223.2	73%	(11)%
On Road	293.3	15%	361.6	16%	(19)%	570.5	15%	685.1	16%	(17)%
Marine	134.1	7%	223.6	10%	(40)%	257.6	7%	488.0	11%	(47)%
Total sales	$1,961.2	100%	$2,216.6	100%	(12)%	$3,697.6	100%	$4,396.3	100%	(16)%

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023	2024	Percent of Sales	2023	Percent of Sales	Change 2024 vs. 2023
Off Road	$322.2	21.0%	$365.5	22.4%	(12)%	$555.2	19.4%	$697.1	21.6%	(20)%
On Road	61.1	20.8%	81.8	22.6%	(25)%	121.5	21.3%	151.0	22.0%	(20)%
Marine	27.1	20.3%	57.5	25.7%	(53)%	46.3	18.0%	119.0	24.4%	(61)%
Corporate	13.6		0.2			31.3		7.1
Total gross profit	$424.0		$505.0		(16)%	$754.3		$974.2		(23)%
Percentage of sales	21.6%		22.8%	-117 bps		20.4%		22.2%	-176 bps
Off Road:
Off Road sales, inclusive of PG&A sales, decreased for the quarter and year-to-date periods primarily due to decreased ORV and snowmobile shipments, partially offset by increased PG&A sales. The average per unit sales price for the Off Road segment increased approximately two percent and three percent for the quarter and year-to-date periods, respectively. These increases were primarily driven by product mix and partially offset by lower net pricing driven by higher promotional costs.
Sales to customers outside of North America decreased 14 percent for both the quarter and year-to-date periods primarily as a result of lower ORV and snowmobile shipments.
Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods primarily due to lower net pricing driven by higher promotional costs, decreased leverage of fixed costs as a result of reduced sales volumes, and higher finance interest, partially offset by favorable operational costs.
Additional information on our end markets for the quarter:
•Polaris North America Utility unit retail sales flat
•Polaris North America Recreation unit retail sales down low-double digits percent
•Total Polaris North America ORV unit retail sales down mid-single digits percent
•Estimated North America industry ORV unit retail sales down mid-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 30 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased for the quarter and year-to-date periods primarily due to decreased shipments across the product portfolio. The average per unit sales price for the On Road segment decreased approximately seven percent and three percent for the quarter and year-to-date periods, respectively. These decreases were primarily due to lower net pricing driven by higher promotional costs and product mix.
Sales to customers outside of North America decreased 15 percent and 14 percent for the quarter and year-to-date periods, respectively, primarily as a result of lower Indian Motorcycle shipments.
Gross profit, as a percentage of sales, decreased for the quarter primarily due to product mix and lower net pricing driven by higher promotional costs, partially offset by favorable operational costs. Gross profit, as a percentage of sales, decreased for the year-to-date period due to lower net pricing driven by higher promotional costs and higher warranty expense, partially offset by favorable operational costs.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales down low-twenties percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down mid-single digits percent
•Polaris North America motorcycle dealer inventories up approximately 10 percent
Marine:
Marine sales decreased for the quarter and year-to-date periods primarily due to decreased shipments. The average per unit sales price for the Marine segment increased approximately seven percent for both the quarter and year-to-date periods. These increases were primarily driven by product mix and partially offset by lower net pricing driven by higher promotional costs.
Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods primarily as a result of decreased leverage of fixed costs as a result of reduced sales volumes and lower net pricing driven by higher promotional costs.
Additional information on our end markets for the two-month period ended May 2024:
•Polaris U.S pontoon unit retail sales down high-single digits percent
•Estimated U.S. industry pontoon unit retail sales down high-single digits percent
•Polaris U.S deck boat unit retail sales down low-forties percent
•Estimated U.S. industry deck boat unit retail sales down high-twenties percent

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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Sales	$1,961.2	$2,216.6	$3,697.6	$4,396.3

Net income	68.9	134.3	72.8	247.9
Provision for income taxes	17.0	38.4	20.8	70.0
Interest expense	34.6	31.4	66.5	59.7
Depreciation	64.1	54.2	122.5	111.6
Intangible amortization (1)	5.4	4.5	9.9	8.9
Acquisition-related costs (2)	0.4	—	0.7	—
Restructuring expenses (3)	5.6	(0.2)	11.0	0.5
Class action litigation expenses (4)	2.1	2.9	3.9	5.0
Adjusted EBITDA	$198.1	$265.5	$308.1	$503.6
Adjusted EBITDA Margin	10.1%	12.0%	8.3%	11.5%
(1) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(2) Represents adjustments for integration and acquisition-related expenses
(3) Represents adjustments for corporate restructuring
(4) Represents adjustments for certain class action litigation-related expenses

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2024	2023	Change
Total cash provided by (used for):
Operating activities	$40.9	$347.9	$(307.0)
Investing activities	(165.8)	(190.1)	24.3
Financing activities	87.4	(150.2)	237.6
Operating Activities:
The decrease in net cash from operating activities was primarily due to lower net income and increased working capital additions.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities decreased due to a reduction in property, equipment and tooling purchases, as well as increased distributions from Polaris Acceptance. These decreases were partially offset by strategic investments in the current year.
Financing Activities:
The increase in net cash from financing activities was primarily due to increased net borrowings under debt arrangements and lower share repurchases, partially offset by reduced proceeds from stock issuances under employee plans. Net borrowings totaled $239.2 million for the six months ended June 30, 2024, compared to $1.0 million of net borrowings for the comparable period in 2023.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of June 30, 2024, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of June 30, 2024, there were borrowings of $487.5 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $756.0 million was outstanding as of June 30, 2024. We are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of June 30, 2024, we had $505.0 million of availability on the Revolving Loan Facility.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $49.4 million was outstanding as of June 30, 2024.
As of June 30, 2024, we were in compliance with all debt covenants and our debt to total capital ratio was 62 percent. Additionally, as of June 30, 2024, we had letters of credit outstanding of $35.9 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We repurchased a total of approximately 1.0 million shares of our common stock for $82.3 million during the first six months of 2024, which had a favorable impact of one cent on diluted net income per share. As of June 30, 2024, our Board of Directors has authorized us to repurchase up to an additional $1,109.3 million of our common stock.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of June 30, 2024, the potential aggregate repurchase obligations were approximately $518.0 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of June 30, 2024:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$18.8	$0.66 to 1 AUD
Canadian Dollar	Long	$109.9	$0.73 to 1 CAD
Mexican Peso	Short	$115.0	18.5 Peso to $1
During the quarter ended June 30, 2024, after consideration of the existing foreign currency hedging contracts, foreign currencies had a neutral impact on net income compared to 2023. We expect currencies to have a negative impact on full-year net income in 2024 compared to 2023.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.0 billion Revolving Loan Facility and a $1.2 billion Term Loan Facility. Interest accrues on the revolving loan and term loans at variable rates based on adjusted Term SOFR plus the applicable add-on percentage as defined. As of June 30, 2024, there was $487.5 million outstanding on the Revolving Loan Facility and $756.0 million outstanding on the Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income in 2024 compared to 2023.
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
As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On June 27, 2024, the state court in Albright entered an order setting a hearing for December 20, 2024 to review the stay of proceedings in that case. The Guzman case is set for trial beginning on February 25, 2025. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief.
With respect to each of the aforementioned putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
As previously reported in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2024, the parties in James DeBiasio v. Polaris Industries Inc. (C.D. Cal.) reached an agreement to confidentially resolve plaintiff’s claims on an individual basis. That settlement is now final and on April 26, 2024, the parties filed a joint stipulation to dismiss the case with prejudice. The settlement was not material to the Company’s consolidated results of operations.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the second quarter of the fiscal year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2024	120,000	$84.89	120,000	$1,164,894,075
May 1 — 31, 2024	660,000	$84.20	660,000	$1,109,330,034
June 1 — 30, 2024	—	$—	—	$1,109,330,034
Total	780,000	$84.30	780,000

(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of June 30, 2024, the Company was authorized to repurchase up to an additional $1,109.3 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

10.a	Form of Deferred Stock Unit Award Agreement (2024) made under the Polaris Inc. 2024 Omnibus Incentive Plan.*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on July 23, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three and six month periods ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Equity for the three and six month periods ended June 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2024 formatted in iXBRL.
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	July 23, 2024	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2024	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)