Form 10-Q
period 2024-09-30
Polaris Inc.
filed 2024-10-22
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 15, 2024, 55,770,308 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2024

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$291.3	$367.8
Trade receivables, net	223.7	306.4
Inventories, net	1,998.9	1,810.5
Prepaid expenses and other	156.4	198.0
Income taxes receivable	57.9	9.0
Total current assets	2,728.2	2,691.7
Property and equipment, net	1,199.9	1,201.5
Investment in finance affiliate	140.0	141.1
Deferred tax assets	329.9	295.9
Goodwill and other intangible assets, net	958.1	906.4
Operating lease assets	131.5	143.9
Other long-term assets	142.1	135.8
Total assets	$5,629.7	$5,516.3
Liabilities and Equity
Current liabilities:
Current financing obligations	$454.4	$54.0
Accounts payable	700.7	713.1
Accrued expenses	1,057.5	1,123.6
Other current liabilities	40.1	43.1
Total current liabilities	2,252.7	1,933.8
Long-term financing obligations	1,725.6	1,854.4
Other long-term liabilities	296.5	297.0
Total liabilities	$4,274.8	$4,085.2
Deferred compensation	$9.4	$10.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 55.8 and 56.5 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,254.2	1,231.8
Retained earnings	173.0	243.5
Accumulated other comprehensive loss, net	(86.3)	(57.5)
Total shareholders’ equity	1,341.5	1,418.4
Noncontrolling interest	4.0	2.4
Total equity	1,345.5	1,420.8
Total liabilities and equity	$5,629.7	$5,516.3
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales	$1,722.4	$2,248.9	$5,420.0	$6,645.2
Cost of sales	1,367.8	1,740.1	4,311.1	5,162.2
Gross profit	354.6	508.8	1,108.9	1,483.0
Operating expenses:
Selling and marketing	127.6	145.1	386.6	415.3
Research and development	84.1	91.8	258.7	281.5
General and administrative	100.9	91.3	310.3	285.9
Total operating expenses	312.6	328.2	955.6	982.7
Income from financial services	24.1	20.5	71.5	57.9
Operating income	66.1	201.1	224.8	558.2
Non-operating expense:
Interest expense	36.2	32.5	102.7	92.2
Other income, net	(5.1)	(13.1)	(6.5)	(33.6)
Income before income taxes	35.0	181.7	128.6	499.6
Provision for income taxes	7.4	30.2	28.2	100.2
Net income	27.6	151.5	100.4	399.4
Net loss (income) attributable to noncontrolling interest	0.1	0.2	(0.2)	—
Net income attributable to Polaris Inc.	$27.7	$151.7	$100.2	$399.4
Net income per share attributable to Polaris Inc. common shareholders:
Basic	$0.49	$2.66	$1.77	$6.98
Diluted	$0.49	$2.62	$1.76	$6.90
Weighted average shares outstanding:
Basic	56.2	57.0	56.6	57.2
Diluted	56.5	57.8	56.9	57.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$27.6	$151.5	$100.4	$399.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	13.0	(16.8)	(14.9)	3.5
Unrealized (loss) gain on derivative instruments	(11.0)	(0.4)	(13.4)	3.5
Retirement plan and other activity	(0.2)	—	(0.5)	0.2
Comprehensive income	29.4	134.3	71.6	406.6
Comprehensive loss (income) attributable to noncontrolling interest	0.1	0.2	(0.2)	—
Comprehensive income attributable to Polaris Inc.	$29.5	$134.5	$71.4	$406.6
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2024	55.7	$0.6	$1,243.0	$182.6	$(88.1)	$4.7	$1,342.8
Employee stock compensation	—	—	10.0	—	—	—	10.0
Deferred compensation	—	—	0.4	(0.7)	—	—	(0.3)
Proceeds from stock issuances under employee plans	0.1	—	0.8	—	—	—	0.8
Cash dividends paid (1)	—	—	—	(36.6)	—	—	(36.6)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Net income (loss)	—	—	—	27.7	—	(0.1)	27.6
Other comprehensive income	—	—	—	—	1.8	—	1.8
Balance, September 30, 2024	55.8	$0.6	$1,254.2	$173.0	$(86.3)	$4.0	$1,345.5

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2023	56.6	$0.6	$1,186.9	$122.1	$(63.1)	$2.7	$1,249.2
Employee stock compensation	0.1	—	15.2	—	—	—	15.2
Deferred compensation	—	—	2.2	2.2	—	—	4.4
Proceeds from stock issuances under employee plans	0.3	—	27.1	—	—	—	27.1
Cash dividends paid (1)	—	—	—	(36.7)	—	—	(36.7)
Repurchase and retirement of common shares	(0.5)	—	(9.7)	(48.6)	—	—	(58.3)
Net income (loss)	—	—	—	151.7	—	(0.2)	151.5
Other comprehensive loss	—	—	—	—	(17.2)	—	(17.2)
Balance, September 30, 2023	56.5	$0.6	$1,221.7	$190.7	$(80.3)	$2.5	$1,335.2
(1) Polaris Inc. declared and paid a dividend of $0.66 per share for the three month period ended September 30, 2024 and a dividend of $0.65 per share for the three month period ended September 30, 2023.

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.2	—	38.4	—	—	—	38.4
Deferred compensation	—	—	(0.4)	1.3	—	—	0.9
Proceeds from stock issuances under employee plans	0.1	—	5.4	—	—	—	5.4
Cash dividends paid (2)	—	—	—	(110.7)	—	—	(110.7)
Repurchase and retirement of common shares	(1.0)	—	(21.0)	(61.3)	—	—	(82.3)
Addition of noncontrolling interest	—	—	—	—	—	2.0	2.0
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	100.2	—	0.2	100.4
Other comprehensive loss	—	—	—	—	(28.8)	—	(28.8)
Balance, September 30, 2024	55.8	$0.6	$1,254.2	$173.0	$(86.3)	$4.0	$1,345.5

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.4	—	44.8	—	—	—	44.8
Deferred compensation	—	—	1.7	(0.3)	—	—	1.4
Proceeds from stock issuances under employee plans	0.5	—	50.9	—	—	—	50.9
Cash dividends paid (2)	—	—	—	(110.6)	—	—	(110.6)
Repurchase and retirement of common shares	(1.4)	—	(27.8)	(131.6)	—	—	(159.4)
Net income	—	—	—	399.4	—	—	399.4
Other comprehensive income	—	—	—	—	7.2	—	7.2
Balance, September 30, 2023	56.5	$0.6	$1,221.7	$190.7	$(80.3)	$2.5	$1,335.2
(2) Polaris Inc. declared and paid aggregate dividends of $1.98 per share for the nine month period ended September 30, 2024 and aggregate dividends of $1.95 per share for the nine month period ended September 30, 2023.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Operating Activities:
Net income	$100.4	$399.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206.8	186.9
Noncash compensation	38.4	44.8
Noncash income from financial services	(41.4)	(29.1)
Deferred income taxes	(34.5)	(36.5)
Other, net	(1.2)	(6.2)
Changes in operating assets and liabilities:
Trade receivables	81.2	(131.5)
Inventories	(191.3)	(151.9)
Accounts payable	(10.4)	31.4
Accrued expenses	(51.2)	71.8
Income taxes payable/receivable	(48.9)	(18.9)
Prepaid expenses and other, net	14.0	15.8
Net cash provided by operating activities	61.9	376.0
Investing Activities:
Purchase of property and equipment	(192.7)	(311.7)
Distributions from (investment in) finance affiliate, net	42.4	12.5
Investments in and distributions from other affiliates	(5.2)	(21.6)
Acquisition of developed technology assets	(62.7)	—
Acquisition of business, net of cash acquired	—	(25.1)
Net cash used for investing activities	(218.2)	(345.9)
Financing Activities:
Borrowings under financing obligations	2,844.3	1,910.5
Repayments under financing obligations	(2,573.3)	(1,752.8)
Repurchase and retirement of common shares	(82.3)	(159.4)
Cash dividends to shareholders	(110.7)	(110.6)
Cash dividend to noncontrolling interest	(0.6)	—
Proceeds from stock issuances under employee plans	5.4	50.9
Net cash provided by (used for) financing activities	82.8	(61.4)
Impact of currency exchange rates on cash balances	(3.0)	2.1
Net decrease in cash, cash equivalents and restricted cash	(76.5)	(29.2)
Cash, cash equivalents and restricted cash at beginning of period	382.9	339.7
Cash, cash equivalents and restricted cash at end of period	$306.4	$310.5
Supplemental Cash Flow Information:
Interest paid on financing obligations	$111.9	$96.6
Income taxes paid	$106.4	$156.9
Leased assets obtained for operating lease liabilities	$10.8	$38.6
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$291.3	$295.3
Other long-term assets	15.1	15.2
Total	$306.4	$310.5
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	September 30, 2024	December 31, 2023
Assets
Non-qualified deferred compensation assets	Level 1	$50.5	$46.7
Foreign currency contracts, net	Level 2	$—	$4.6
Interest rate contracts, net	Level 2	$—	$0.9
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(50.5)	$(46.7)
Foreign currency contracts, net	Level 2	$(6.1)	$—
Interest rate contracts, net	Level 2	$(1.6)	$—
Commodity contracts, net	Level 2	$(3.3)	$(1.3)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s financing obligations was approximately $2,231.6 million and $1,954.3 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $2,180.0 million and $1,908.4 million as of September 30, 2024 and December 31, 2023, respectively.
Property and equipment. The Company recorded $68.4 million and $62.0 million of depreciation expense for the three months ended September 30, 2024 and 2023, respectively, and $190.9 million and $173.6 million for the nine months ended September 30, 2024 and 2023, respectively. A majority of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$174.1	$154.6	$181.1	$172.9
Additions charged to expense	45.8	49.3	132.7	141.7
Warranty claims paid, net	(44.7)	(40.9)	(138.6)	(151.6)
Balance at end of period	$175.2	$163.0	$175.2	$163.0
New accounting pronouncements.
Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2024 annual period and quarterly periods thereafter. The adoption of ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional segment expense disclosures when adopted in the Company’s Form 10-K for the year ended December 31, 2024 and in periodic reports thereafter.
SEC Climate Disclosure Rules. In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For large accelerated filers, disclosure requirements would begin phasing in for fiscal years beginning on or after January 1, 2025. In April 2024, the SEC announced its decision to voluntarily stay the new rules pending judicial review of certain legal challenges, and thus the timing and scope of the new rules remains unknown. However, the Company is continuing to evaluate the impact these rules will have on its consolidated financial statements and related disclosures.
Apart from the items discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2023, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	September 30, 2024	December 31, 2023
Inventories
Raw materials and purchased components	$715.2	$779.3
Service parts, garments and accessories	348.3	346.9
Finished goods	1,042.2	779.4
Less: reserves	(106.8)	(95.1)
Inventories, net	$1,998.9	$1,810.5
Property and equipment
Land, buildings and improvements	$689.9	$653.4
Equipment and tooling	1,862.3	1,731.8
	2,552.2	2,385.2
Less: accumulated depreciation	(1,352.3)	(1,183.7)
Property and equipment, net	$1,199.9	$1,201.5
Accrued expenses
Compensation	$164.0	$212.7
Warranties	175.2	181.1
Sales promotions and incentives	255.5	230.9
Dealer holdback	159.8	193.2
Other accrued expenses	303.0	305.7
Total accrued expenses	$1,057.5	$1,123.6
Other current liabilities
Current operating lease liabilities	$29.1	$29.5
Income taxes payable	11.0	13.6
Total other current liabilities	$40.1	$43.1
Other long-term liabilities
Long-term operating lease liabilities	$103.7	$115.1
Long-term income taxes payable	13.9	12.1
Deferred tax liabilities	2.6	2.7
Other long-term liabilities	176.3	167.1
Total other long-term liabilities	$296.5	$297.0

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended September 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,025.2	$191.3	$85.8	$1,302.3
PG&A	374.8	45.2	0.1	420.1
Total revenue	$1,400.0	$236.5	$85.9	$1,722.4

Revenue by geography
United States	$1,154.8	$117.5	$83.8	$1,356.1
Canada	106.6	8.6	1.3	116.5
EMEA	78.1	97.1	—	175.2
APLA	60.5	13.3	0.8	74.6
Total revenue	$1,400.0	$236.5	$85.9	$1,722.4

	Three months ended September 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,385.4	$221.6	$134.2	$1,741.2
PG&A	459.0	48.7	—	507.7
Total revenue	$1,844.4	$270.3	$134.2	$2,248.9

Revenue by geography
United States	$1,566.1	$147.3	$132.1	$1,845.5
Canada	128.9	9.2	1.9	140.0
EMEA	81.6	96.5	0.1	178.2
APLA	67.8	17.3	0.1	85.2
Total revenue	$1,844.4	$270.3	$134.2	$2,248.9

	Nine months ended September 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$3,136.6	$655.6	$343.2	$4,135.4
PG&A	1,132.9	151.4	0.3	1,284.6
Total revenue	$4,269.5	$807.0	$343.5	$5,420.0

Revenue by geography
United States	$3,532.0	$393.7	$333.9	$4,259.6
Canada	291.9	35.4	7.0	334.3
EMEA	256.8	340.5	0.3	597.6
APLA	188.8	37.4	2.3	228.5
Total revenue	$4,269.5	$807.0	$343.5	$5,420.0

	Nine months ended September 30, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$3,905.8	$789.7	$622.2	$5,317.7
PG&A	1,161.8	165.7	—	1,327.5
Total revenue	$5,067.6	$955.4	$622.2	$6,645.2

Revenue by geography
United States	$4,189.1	$491.8	$605.0	$5,285.9
Canada	372.3	37.5	15.3	425.1
EMEA	287.8	368.4	0.7	656.9
APLA	218.4	57.7	1.2	277.3
Total revenue	$5,067.6	$955.4	$622.2	$6,645.2

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
The Company sells separately-priced extended service contracts (“ESCs”) that extend mechanical coverages beyond the base limited warranty as well as prepaid maintenance agreements to vehicle owners. Including the base limited warranty, these separately-priced service contracts have a duration ranging from 12 months to 84 months. The Company typically receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.

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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$107.6	$108.7	$110.3	$111.1
New contracts sold	10.7	9.9	36.0	35.2
Revenue recognized on existing contracts	(10.2)	(11.4)	(38.2)	(39.1)
Balance at end of period	$108.1	$107.2	$108.1	$107.2
The Company expects to recognize approximately $34.6 million of the unearned amount over the 12 months following September 30, 2024, compared to $34.3 million as of September 30, 2023. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $73.5 million and $72.9 million as of September 30, 2024 and 2023, respectively.

Note 4. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Option awards	$2.2	$2.0	$9.8	$9.7
Other share-based awards	5.6	7.9	18.5	24.7
Total share-based compensation before tax	7.8	9.9	28.3	34.4
Tax benefit	1.9	2.4	6.9	8.2
Total share-based compensation expense included in net income	$5.9	$7.5	$21.4	$26.2
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of September 30, 2024, there was $63.5 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation expense was approximately $7.3 million related to stock options and $56.2 million for restricted stock.

Note 5. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of September 30, 2024	Maturity	September 30, 2024	December 31, 2023
Incremental term loan facility	6.20%	July 2025	$400.0	$—
Revolving loan facility	4.79%	June 2026	141.6	228.2
Term loan facility	6.20%	June 2026	744.0	780.0
Private senior notes	4.23%	July 2028	350.0	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.23%	Various through 2029	9.2	10.3
Notes payable and other	4.28%	Various through 2033	47.2	54.2
Unamortized debt issuance costs and discounts			(12.0)	(14.3)
Total financing obligations			$2,180.0	$1,908.4
Less: Current financing obligations			454.4	54.0
Total long-term financing obligations			$1,725.6	$1,854.4
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As of September 30, 2024, the Company had open letters of credit totaling $48.6 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes that remain outstanding as of September 30, 2024 and are due in full in July 2028.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million, of which $744.0 million was outstanding as of September 30, 2024. The Company is required to make principal payments under the Term Loan Facility totaling $45.0 million over the next 12 months. In June 2021, the Company further amended the credit facility to increase its Revolving Loan Facility to $1.0 billion, of which $141.6 million was outstanding as of September 30, 2024, and extend the maturity date to June 2026. Interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
In November 2023, the Company amended the credit facility to terminate all guarantees provided by subsidiaries of the Company under the credit facility, remove the requirement for subsidiaries of the Company to provide guarantees of the obligations under the credit facility, and remove certain subsidiaries of the Company as co-borrowers.
In July 2024, the Company further amended the credit facility to provide for a new incremental 364-day term loan in the amount of $400 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is unsecured and has a term ending on July 25, 2025. As with other borrowings under the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. Net proceeds from the Incremental Term Loan Facility were used to repay amounts outstanding under the Company’s Revolving Loan Facility.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Company was in compliance with all such covenants as of September 30, 2024.
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

Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of September 30, 2024. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2024 and December 31, 2023 were as follows (in millions):

	September 30, 2024	December 31, 2023
Goodwill	$399.1	$394.4
Other intangible assets, net	559.0	512.0
Total goodwill and other intangible assets, net	$958.1	$906.4
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Goodwill acquired and related adjustments	0.4	—	3.5	3.9
Currency translation effect on foreign goodwill balances	—	0.8	—	0.8
Balance as of September 30, 2024	$117.0	$51.5	$230.6	$399.1

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Goodwill acquired and related adjustments	4.2	—	—	4.2
Currency translation effect on foreign goodwill balances	(0.3)	(0.7)	—	(1.0)
Balance as of September 30, 2023	$114.6	$47.7	$227.1	$389.4

The components of other intangible assets were as follows ($ in millions):

		September 30, 2024
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.1	$(110.4)	$230.7
Amortizable - developed technology	10	62.7	(2.6)	60.1
Non-amortizable - brand/trade names		268.2	—	268.2
Total other intangible assets, net	18	$672.0	$(113.0)	$559.0

		December 31, 2023
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(97.2)	$244.0
Non-amortizable - brand/trade names		268.0	—	268.0
Total other intangible assets, net		$609.2	$(97.2)	$512.0
The Company acquired certain developed technology assets during the second quarter of 2024, which resulted in the recording of a developed technology intangible asset for $62.7 million that is being amortized over an expected useful life of 10 years. All consideration for the assets was paid as of September 30, 2024.
Amortization expense for other intangible assets was $6.0 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $15.9 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2024	2025	2026	2027	2028	2029
Estimated amortization expense	$6.0	$23.9	$23.9	$23.9	$23.9	$23.9
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 7. Shareholders’ Equity
Share repurchase program. During the nine months ended September 30, 2024, the Company paid $82.3 million to repurchase approximately 1.0 million shares of its common stock. As of September 30, 2024, the Board of Directors has authorized the Company to repurchase up to an additional $1,109.3 million of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash dividends declared and paid per common share	$0.66	$0.65	$1.98	$1.95

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average number of common shares outstanding	55.8	56.6	56.1	56.8
Director Plan and deferred stock units	0.2	0.2	0.3	0.2
ESOP	0.2	0.2	0.2	0.2
Common shares outstanding—basic	56.2	57.0	56.6	57.2
Dilutive effect of restricted stock units	0.2	0.4	0.2	0.4
Dilutive effect of stock option awards	0.1	0.4	0.1	0.3
Common and potential common shares outstanding—diluted	56.5	57.8	56.9	57.9
During the three and nine months ended September 30, 2024, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.9 million and 2.7 million, compared to 1.0 million and 1.4 million for the comparable periods in 2023.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(62.6)	$1.7	$3.4	$(57.5)
Reclassification to the statement of income	—	(10.7)	(0.5)	(11.2)
Change in fair value	(14.9)	(2.7)	—	(17.6)
Balance as of September 30, 2024	$(77.5)	$(11.7)	$2.9	$(86.3)
See Note 10 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, motorcycles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $140.0 million as of September 30, 2024 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of September 30, 2024, the outstanding amount of net receivables financed for dealers under this arrangement was $1,889.2 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2024, the potential 15 percent aggregate repurchase obligation with respect to products repossessed by Polaris Acceptance is approximately $219.1 million.

Polaris Acceptance began financing substantially all of the Company’s United States sales of boats in the third quarter of 2024. This financing was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of September 30, 2024, the potential aggregate repurchase obligation with respect to products repossessed by Huntington was approximately $145.2 million.
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

Note 9. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes historical trends and actuarial analysis, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of September 30, 2024, the Company had an accrual of $159.9 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposure to product liability claims and are included as a component of prepaid expenses and other in the consolidated balances sheets.
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
The Company mitigates its interest rate risk by managing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these contracts, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. These contracts, with maturities through February 2026, met the criteria to be accounted for as cash flow hedges during the periods presented.
Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products. The Company's commodity contracts, with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	September 30, 2024			December 31, 2023
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$306.2	$1.3	$(7.4)	$250.3	$6.5	$(1.9)
Interest rate contracts	400.0	—	(1.6)	400.0	0.9	—
Commodity contracts	63.1	0.2	(3.5)	84.6	2.1	(3.4)
Total	$769.3	$1.5	$(12.5)	$734.9	$9.5	$(5.3)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		Three months ended September 30, 2024		Nine months ended September 30, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Loss Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Loss Recognized in OCI
Foreign currency contracts	Cost of sales	$(2.4)	$(3.1)	$6.5	$(7.3)
Interest rate contracts	Interest expense	1.5	(4.9)	4.5	(1.9)
Commodity contracts	Cost of sales	0.8	(3.0)	(0.3)	(4.2)
Total		$(0.1)	$(11.0)	$10.7	$(13.4)

		Three months ended September 30, 2023		Nine months ended September 30, 2023
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain Reclassified from AOCI into Income	Gain Recognized in OCI
Foreign currency contracts	Other income, net	$13.2	$(1.2)	$17.7	$0.7
Interest rate contracts	Interest expense	2.3	1.0	7.4	1.6
Commodity contracts	Cost of sales	0.9	(0.2)	0.1	1.2
Total		$16.4	$(0.4)	$25.2	$3.5
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
The net amount of the existing gains or losses as of September 30, 2024 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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
Segment sales and gross profit data is summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales
Off Road	$1,400.0	$1,844.4	$4,269.5	$5,067.6
On Road	236.5	270.3	807.0	955.4
Marine	85.9	134.2	343.5	622.2
Total sales	$1,722.4	$2,248.9	$5,420.0	$6,645.2
Gross profit
Off Road	$297.4	$425.5	$852.6	$1,122.6
On Road	39.9	57.7	161.4	208.7
Marine	10.6	24.3	56.9	143.3
Corporate	6.7	1.3	38.0	8.4
Total gross profit	$354.6	$508.8	$1,108.9	$1,483.0

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three and nine month period ended September 30, 2024 compared to the three and nine month period ended September 30, 2023. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2024 to the third quarter of 2023 and all “year-to-date” comparisons are from the nine month period ended September 30, 2024 to the nine month period ended September 30, 2023. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Third quarter sales totaled $1,722.4 million, a decrease of 23 percent from last year’s third quarter sales of $2,248.9 million. The decrease in sales for the quarter was primarily due to decreased shipments in all segments, product mix, and lower net pricing driven by higher promotional costs.
Our gross profit of $354.6 million decreased 30 percent from $508.8 million in the comparable prior year third quarter. Gross profit, as a percentage of sales, decreased primarily due to product mix, lower net pricing driven by higher promotional costs, and decreased leverage of fixed costs as a result of reduced sales volumes. These decreases were partially offset by favorable operational costs.
Net income attributable to Polaris was $27.7 million, or $0.49 per diluted share, compared to 2023 third quarter net income attributable to Polaris of $151.7 million, or $2.62 per diluted share. These decreases were primarily the result of decreased shipments in all segments, product mix, lower net pricing driven by higher promotional costs, and decreased leverage of fixed costs as a result of reduced sales volumes, partially offset by favorable operating costs. We reported third quarter Adjusted EBITDA of $159.1 million, compared to 2023 third quarter Adjusted EBITDA of $282.6 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income to Adjusted EBITDA, see “Non-GAAP Financial Measures”.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages and share data)	2024	2023	Change 2024 vs. 2023	2024	2023	Change 2024 vs. 2023
Sales	$1,722.4	$2,248.9	(23)%	$5,420.0	$6,645.2	(18)%
Cost of sales	$1,367.8	$1,740.1	(21)%	$4,311.1	$5,162.2	(16)%
Gross profit	$354.6	$508.8	(30)%	$1,108.9	$1,483.0	(25)%
Percentage of sales	20.6%	22.6%	-204 bps	20.5%	22.3%	-186 bps
Operating expenses:
Selling and marketing	$127.6	$145.1	(12)%	$386.6	$415.3	(7)%
Research and development	84.1	91.8	(8)%	258.7	281.5	(8)%
General and administrative	100.9	91.3	11%	310.3	285.9	9%
Total operating expenses	$312.6	$328.2	(5)%	$955.6	$982.7	(3)%
Percentage of sales	18.1%	14.6%	+355 bps	17.6%	14.8%	+284 bps
Income from financial services	$24.1	$20.5	18%	$71.5	$57.9	23%
Operating income	$66.1	$201.1	(67)%	$224.8	$558.2	(60)%

Non-operating expense:
Interest expense	$36.2	$32.5	11%	$102.7	$92.2	11%
Other income, net	$(5.1)	$(13.1)	(61)%	$(6.5)	$(33.6)	(81)%
Income before income taxes	$35.0	$181.7	(81)%	$128.6	$499.6	(74)%
Provision for income taxes	$7.4	$30.2	(75)%	$28.2	$100.2	(72)%
Effective income tax rate	20.9%	16.6%	+426 bps	21.9%	20.1%	+184 bps

Net income	$27.6	$151.5	(82)%	$100.4	$399.4	(75)%
Net loss (income) attributable to noncontrolling interest	0.1	0.2	(50)%	(0.2)	—	NM
Net income attributable to Polaris Inc.	$27.7	$151.7	(82)%	$100.2	$399.4	(75)%
Percentage of sales	1.6%	6.7%	-514 bps	1.8%	6.0%	-416 bps

Adjusted EBITDA	$159.1	$282.6	(44)%	$467.2	$786.2	(41)%
Adjusted EBITDA Margin	9.2%	12.6%	-333 bps	8.6%	11.8%	-321 bps

Diluted net income per share attributable to Polaris Inc. shareholders	$0.49	$2.62	(81)%	$1.76	$6.90	(74)%
Weighted average diluted shares outstanding	56.5	57.8	(2)%	56.9	57.9	(2)%
NM = not meaningful

Sales:
The decrease in sales for the quarter was due to decreased shipments, product mix, and lower net price driven by higher promotional costs. The decrease in sales for the year-to-date period was due to decreased shipments and lower net pricing driven by higher promotional costs, partially offset by product mix.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Volume	(17)%	(19)%
Product mix and price	(6)	1
Currency	—	—
	(23)%	(18)%
The volume decrease for the quarter and year-to-date periods was the result of decreased shipments in all segments. Product mix and price was unfavorable for the quarter as a result of a lower sales mix of ORVs and motorcycles and lower net pricing driven by higher promotional costs. Product mix and price was favorable for the year-to-date period as a result of a higher sales mix of ORVs.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2024	Percent of Total Sales	2023	Percent of Total Sales	Percent Change 2024 vs. 2023	2024	Percent of Total Sales	2023	Percent of Total Sales	Percent Change 2024 vs. 2023
United States	$1,356.1	79%	$1,845.5	82%	(27)%	$4,259.6	79%	$5,285.9	80%	(19)%
Canada	116.5	7%	140.0	6%	(17)%	334.3	6%	425.1	6%	(21)%
Other countries	249.8	14%	263.4	12%	(5)%	826.1	15%	934.2	14%	(12)%
Total sales	$1,722.4	100%	$2,248.9	100%	(23)%	$5,420.0	100%	$6,645.2	100%	(18)%

Sales in the United States decreased during the quarter and year-to-date periods primarily as a result of lower shipments in all segments.
Sales in Canada decreased during the quarter and year-to-date periods primarily as a result of decreased snowmobile shipments. Currency rate movements had an unfavorable impact of one percentage point on both quarter and year-to-date sales.
Sales in other countries decreased during the quarter and year-to-dates periods, primarily as a result of lower ORV and motorcycle shipments. Currency rate movements had an unfavorable impact of one percentage point on quarter sales and no impact on year-to-date sales.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2024	Percent of Total Cost of Sales	2023	Percent of Total Cost of Sales	Percent Change 2024 vs. 2023	2024	Percent of Total Cost of Sales	2023	Percent of Total Cost of Sales	Percent Change 2024 vs. 2023
Purchased materials and services	$1,114.9	82%	$1,442.1	83%	(23)%	$3,526.7	82%	$4,299.6	83%	(18)%
Labor and benefits	149.1	11%	195.7	11%	(24)%	492.6	11%	573.5	11%	(14)%
Depreciation and amortization	58.0	4%	53.0	3%	9%	159.1	4%	147.4	3%	8%
Warranty costs	45.8	3%	49.3	3%	(7)%	132.7	3%	141.7	3%	(6)%
Total cost of sales	$1,367.8	100%	$1,740.1	100%	(21)%	$4,311.1	100%	$5,162.2	100%	(16)%
Percentage of sales	79.4%		77.4%	+204 bps		79.5%		77.7%	+186 bps
Cost of sales decreased during the quarter and year-to-date periods primarily as a result of reduced sales volumes driving lower purchased materials and decreased labor costs.
 Gross Profit:
Gross profit for the quarter, as a percentage of sales, decreased primarily due to product mix, lower net pricing driven by higher promotional costs, decreased leverage of fixed costs as a result of reduced sales volumes, and higher finance interest, partially offset by favorable operational costs. Gross profit for the year-to-date period, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs, decreased leverage of fixed costs as a result of reduced sales volumes, product mix, and higher finance interest, partially offset by favorable operational costs.
Operating Expenses:
Operating expenses for the quarter and year-to-date periods, in absolute dollars, decreased due to reduced selling and marketing and research and development expenses, partially offset by increased general and administrative expenses. As a percentage of sales, operating expenses increased for both the quarter and year-to-date periods due to decreased leverage of fixed costs as a result of reduced sales volumes.
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
Provision for income taxes:
The increase in the effective income tax rate for the quarter was primarily due to unfavorable impacts related to research and development credits and Foreign Derived Intangible Income (“FDII”) on lower pre-tax income.
The increase in the effective tax rate for the year-to-date period was primarily due to unfavorable impacts related to research and development credits, FDII, and share-based compensation adjustments on lower pre-tax income.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the quarter and year-to-date periods primarily as a result of decreased shipments, lower net pricing driven by higher promotional costs and product mix. These decreases were partially offset by favorable operating costs.

Weighted average diluted shares outstanding:
Over the time period within and between the comparable periods, weighted average diluted shares outstanding decreased compared to the comparable prior year periods, primarily due to share repurchases and a reduction in the dilutive effect of share-based equity awards.
Cash Dividends:
We paid a regular cash dividend of $0.66 per common share on September 16, 2024 to holders of record at the close of business on September 3, 2024. We paid aggregate cash dividends of $1.98 per common share for the nine months ended September 30, 2024.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023	2024	Percent of Sales	2023	Percent of Sales	Change 2024 vs. 2023
Off Road	$1,400.0	81%	$1,844.4	82%	(24)%	4,269.5	79%	$5,067.6	76%	(16)%
On Road	236.5	14%	270.3	12%	(13)%	807.0	15%	955.4	15%	(16)%
Marine	85.9	5%	134.2	6%	(36)%	343.5	6%	622.2	9%	(45)%
Total sales	$1,722.4	100%	$2,248.9	100%	(23)%	$5,420.0	100%	$6,645.2	100%	(18)%

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023	2024	Percent of Sales	2023	Percent of Sales	Change 2024 vs. 2023
Off Road	$297.4	21.2%	$425.5	23.1%	(30)%	$852.6	20.0%	$1,122.6	22.2%	(24)%
On Road	39.9	16.9%	57.7	21.3%	(31)%	161.4	20.0%	208.7	21.8%	(23)%
Marine	10.6	12.2%	24.3	18.1%	(56)%	56.9	16.6%	143.3	23.0%	(60)%
Corporate	6.7		1.3			38.0		8.4
Total gross profit	$354.6		$508.8		(30)%	$1,108.9		$1,483.0		(25)%
Percentage of sales	20.6%		22.6%	-204 bps		20.5%		22.3%	-186 bps
Off Road:
Off Road sales, inclusive of PG&A sales, decreased for the quarter and year-to-date periods primarily due to decreased ORV and snowmobile shipments, as well as decreased PG&A sales. The average per unit sales price for the Off Road segment decreased approximately nine percent and one percent for the quarter and year-to-date periods, respectively. These decreases were primarily due to lower net pricing driven by higher promotional costs and product mix.
Sales to customers outside of North America decreased 7 percent and 12 percent for the quarter and year-to-date periods, respectively. The sales decrease for the quarter was primarily due to lower ORV shipments. The sales decrease for the year-to-date period was primarily due to lower ORV and snowmobile shipments.
Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods primarily due to lower net pricing driven by higher promotional costs, decreased leverage of fixed costs as a result of reduced sales volumes, product mix, and higher finance interest, partially offset by favorable operational costs.
Additional information on our end markets for the quarter:
•Polaris North America Utility unit retail sales down low-single digits percent
•Polaris North America Recreation unit retail sales down low-single digits percent
•Total Polaris North America ORV unit retail sales down low-single digits percent
•Estimated North America industry ORV unit retail sales down low-single digits percent
•Total Polaris North America ORV dealer inventories up approximately 15 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased for the quarter and year-to-date periods primarily due to decreased shipments across the product portfolio. The average per unit sales price for the On Road segment decreased approximately 11 percent and five percent for the quarter and year-to-date periods, respectively. The decrease for the quarter was due to product mix. The decrease for the year-to-date period was due to product mix and lower net pricing driven by higher promotional costs.
Sales to customers outside of North America decreased 3 percent and 11 percent for the quarter and year-to-date periods, respectively, primarily as a result of lower Indian Motorcycle shipments.
Gross profit, as a percentage of sales, decreased for the quarter primarily due to product mix and higher warranty expense, partially offset by favorable operational costs. Gross profit, as a percentage of sales, decreased for the year-to-date period due to product mix, lower net pricing driven by higher promotional costs, and higher warranty expense, partially offset by favorable operational costs.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales down low-double digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down high-single digits percent
•Polaris North America motorcycle dealer inventories up approximately 20 percent
Marine:
Marine sales decreased for the quarter and year-to-date periods primarily due to decreased shipments. The average per unit sales price for the Marine segment increased approximately four percent for both the quarter and year-to-date periods. These increases were primarily driven by product mix and partially offset by lower net pricing driven by higher promotional costs.
Gross profit, as a percentage of sales, decreased for the quarter primarily as a result of decreased leverage of fixed costs as a result of reduced sales volumes and product mix, partially offset by lower finance interest. Gross profit, as a percentage of sales, decreased for the year-to-date period primarily as a result of product mix, decreased leverage of fixed costs as a result of reduced sales volumes, and lower net pricing driven by higher promotional costs.
Additional information on our end markets for the two-month period ended August 2024:
•Polaris U.S pontoon unit retail sales down high-teens percent
•Estimated U.S. industry pontoon unit retail sales down high-single digits percent
•Polaris U.S deck boat unit retail sales down high-forties percent
•Estimated U.S. industry deck boat unit retail sales down low-twenties percent

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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Sales	$1,722.4	$2,248.9	$5,420.0	$6,645.2

Net income	27.6	151.5	100.4	399.4
Provision for income taxes	7.4	30.2	28.2	100.2
Interest expense	36.2	32.5	102.7	92.2
Depreciation	68.4	62.0	190.9	173.6
Intangible amortization (1)	6.0	4.4	15.9	13.3
Acquisition-related costs (2)	0.5	0.7	1.2	0.7
Restructuring expenses (3)	11.5	0.9	22.5	1.4
Class action litigation expenses (4)	1.5	0.4	5.4	5.4
Adjusted EBITDA	$159.1	$282.6	$467.2	$786.2
Adjusted EBITDA Margin	9.2%	12.6%	8.6%	11.8%
(1) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(2) Represents adjustments for integration and acquisition-related expenses
(3) Represents adjustments for corporate restructuring
(4) Represents adjustments for certain class action litigation-related expenses

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operating and financing activities, including funds as needed from our credit facility and issuances of long-term debt. Our primary uses of funds have been for new product development, capital investments, cash dividends to shareholders, repurchases and retirements of common stock, and acquisitions. The seasonality of production and shipments cause working capital requirements to fluctuate during the year and from year to year.
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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2024	2023	Change
Total cash provided by (used for):
Operating activities	$61.9	$376.0	$(314.1)
Investing activities	(218.2)	(345.9)	127.7
Financing activities	82.8	(61.4)	144.2
Operating Activities:
The decrease in net cash from operating activities was primarily the result of lower net income.
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
Financing Activities:
The increase in net cash from financing activities was primarily due to increased net borrowings under debt arrangements and lower share repurchases, partially offset by reduced proceeds from stock issuances under employee plans. Net borrowings totaled $271.0 million for the nine months ended September 30, 2024, compared to $157.7 million of net borrowings for the comparable period in 2023.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of September 30, 2024, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.0 billion variable interest rate Revolving Loan Facility that matures in June 2026, under which we have unsecured borrowings. As of September 30, 2024, there were borrowings of $141.6 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $744.0 million was outstanding as of September 30, 2024. We are required to make principal payments under the Term Loan Facility totaling $45 million over the next 12 months. For the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of September 30, 2024, we had $850.9 million of availability on the Revolving Loan Facility.
In November 2023, we amended the credit facility to terminate all guarantees provided by our subsidiaries under the credit facility, remove the requirement for our subsidiaries to provide guarantees of the obligations under the credit facility, and remove certain of our subsidiaries as co-borrowers.

In July 2024, the Company further amended the credit facility to provide for a new incremental 364-day term loan in the amount of $400 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is unsecured and has a term ending on July 25, 2025. As with other borrowings under the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. Net proceeds from the Incremental Term Loan Facility were used to repay amounts outstanding under the Company’s Revolving Loan Facility.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of September 30, 2024.
As of September 30, 2024, we were in compliance with all debt covenants and our debt to total capital ratio was 62 percent. Additionally, as of September 30, 2024, we had letters of credit outstanding of $48.6 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We repurchased a total of approximately 1.0 million shares of our common stock for $82.3 million during the first nine months of 2024, which had a favorable impact of two cents on diluted net income per share. As of September 30, 2024, our Board of Directors has authorized us to repurchase up to an additional $1,109.3 million of our common stock.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats, and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of September 30, 2024, the potential aggregate repurchase obligations were approximately $407.4 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of September 30, 2024:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$21.3	$0.68 to 1 AUD
Canadian Dollar	Long	$154.0	$0.75 to 1 CAD
Mexican Peso	Short	$130.9	19.2 Peso to $1
During the quarter ended September 30, 2024, after consideration of the existing foreign currency hedging contracts, foreign currencies had a neutral impact on net income compared to 2023. We expect currencies to have a negative impact on full-year net income in 2024 compared to 2023.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.0 billion Revolving Loan Facility, a $1.2 billion Term Loan Facility and a $400 million Incremental Term Loan Facility. Interest accrues on the revolving loan, term loans and Incremental Term Loan Facility at variable rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of September 30, 2024, there was $141.6 million outstanding on the Revolving Loan Facility, $744.0 million outstanding on the Term Loan Facility and $400.0 million outstanding on the Incremental Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. We expect interest rates to have a negative impact on full-year net income in 2024 compared to 2023.
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
As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On June 27, 2024, the state court in Albright entered an order setting a hearing for December 20, 2024 to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. Trial is currently set to begin on May 5, 2025.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the third quarter of the fiscal year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2024	—	$—	—	$1,109,330,034
August 1 — 31, 2024	—	$—	—	$1,109,330,034
September 1 — 30, 2024	—	$—	—	$1,109,330,034
Total	—	$—	—
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of September 30, 2024, the Company was authorized to repurchase up to an additional $1,109.3 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

10.1	Amendment No. 7 dated as of July 26, 2024 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2024.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the SEC on October 22, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Equity for the three and nine month periods ended September 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2024 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 22, 2024	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	October 22, 2024	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)